Form 10-Q
period 1994-05-26
JENNIFER CONVERTIBLES INC
filed 1996-11-05
CIK 806817

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             FORM 10-Q




           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended November 26, 1994

                                or

                THE SECURITIES EXCHANGE ACT OF 1934
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                  to


                 Commission file number   1-9681


                          JENNIFER CONVERTIBLES, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                       11-2824646
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)



419 Crossways Park Drive, Woodbury, New York              11797
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (516) 496-1900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes         No   X


              (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of the issuer's common stock as of November 26, 1994:  5,700,725

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Index to Consolidated Financial Statements




Part I - Financial Information
Item I - Financial Statements

Recent Developments........................................... 2

Consolidated Balance Sheets - November 26, 1994
  (Unaudited) and August 27, 1994............................. 3

Consolidated Statement of Operations for the
  thirteen weeks ended November 26, 1994 (Unaudited).......... 4

Consolidated Statement of Cash Flow for the
  thirteen weeks ended November 26, 1994 (Unaudited).......... 5

Notes to Unaudited Consolidated Financial
  Statements.................................................. 6

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................15

Part II - Other Information...................................19

                          Recent Developments


     In late November 1994, the Company was advised by KPMG Peat Marwick ("Peat"), its independent auditors at the time, that its method of accounting for certain of its licensees should be changed and would likely require a restatement of previously announced financial results. The financial statements included herein consolidate the operating losses for certain limited partnership licensees (the "LP's"), to the extent such losses exceed the capital contributions of the limited partners. In addition, on December 2, 1994, a special committee of the Company's Board of Directors delivered a summary report which concluded that the Company had meritorious claims against three members of its management, an affiliated private company (the "Private Company") and others. The Company announced these matters publicly in a press release on December 2, 1994. In March 1995, the Company received a response to such report prepared on behalf of one of the members of its management which concluded that there were no valid claims. The Company and certain of its management became involved in class action and derivative litigations relating to the matters referred to above and, on May 3, 1995, the Securities and Exchange Commission commenced an investigation relating to such matters. On May 2, 1995, BDO Seidman, the Company's auditors for the 1993 fiscal year, advised the Company that BDO Seidman, had withdrawn its opinion with respect to the Company's financial statements for the fiscal year ended August 31, 1993. In March 1996, the Company announced that it had entered into memoranda of understanding ("MOUS") with the other parties in the class action and derivative litigations (other than Selig Zises, Peat and BDO Seidman) for the purpose of settling such litigations. The transactions set forth in the MOUS and the settlement of such litigation are subject, among other things, to execution of definitive documentation and Court approval.

     The Company is simultaneously filing its Annual Report on Form 10-K for the fiscal year ended August 27, 1994, its Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (collectively, the "Annual Reports") and its Quarterly Reports on Form 10-Q for the quarters ended November 26, 1994, February 25, 1995, May 27, 1995, November 25, 1995, February 24, 1996 and May 25, 1996 (the "Quarterly Reports"). Certain of the information contained in this Quarterly Report is out of date and, accordingly, this Quarterly Report should be read in conjunction with the Annual Reports and the other Quarterly Reports. Unless otherwise set forth herein, the term the "Company" includes Jennifer Convertibles, Inc., a Delaware corporation, and its direct or indirect subsidiaries.

                  JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                      (In thousands, except share data)

                                           November 26, 1994    August 27, 1994
                                           -----------------   ----------------
            ASSETS                           (unaudited)
Current assets:
     Cash and cash equivalents                  $ 7,325                 $13,089
     Merchandise inventories                     10,577                  10,148
     Due from limited partners                     --                     1,000
     Refundable income taxes                      2,258                   2,258
     Prepaid expenses                             1,806                   1,717
     Accounts receivable                          3,044                   1,719
     Other current assets                           448                   1,475
                                                -------                 -------
         Total current assets                    25,458                  31,406

Store fixtures, equipment and leasehold
 improvements, at cost, net                       9,351                   8,701

Due from Unconsolidated Licensees, net of
    reserves of $3,284 at November 26, 1994
      and August 27, 1994.                          772                      --

Due from Private Company                          5,034                    1832
Deferred lease costs and other intangibles,
  net                                             2,452                    1929
Goodwill, at cost, net                              599                     604
Other assets (primarily security deposits)          813                     450
                                                -------                 -------
                                                $44,479                 $44,922
                                                =======                 =======


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                    $16,654                 $15,391
     Customer deposits                            8,330                   9,460
     Accrued expenses and other
      current liabilities                         3,876                   5,315
                                                -------                 -------
         Total current liabilities               28,860                  30,166

Deferred rent and allowances                      6,593                   6,494
Long-term obligations under capital leases          801                     477
                                                -------                 -------
         Total liabilities                       36,254                  37,137
                                                -------                 -------


Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.01
         per share. Authorized 1,000,000
         shares; no shares issued                    --                     --
     Common stock, par value $.01 per
         share. Authorized 10,000,000
         shares; issued and outstanding
         5,700,725 shares at
         August 27, 1994 and
         November 26, 1994.                          57                      57
     Additional paid in capital                  22,911                  22,911
     Notes receivable from warrant holders         (300)                   (300)
     Accumulated (deficit)                      (14,443)                (14,883)
                                                -------                 -------
                                                  8,225                   7,785
                                                -------                 -------
                                                $44,479                 $44,922
                                                =======                 =======

    See accompanying notes to unaudited consolidated financial statements.

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                     Consolidated Statement of Operations
                      (In thousands, except share data)
                                  (unaudited)

                                                             Thirteen weeks
                                                                   ended
                                                             November 26, 1994
                                                             -----------------
     Net sales                                                       $36,401
                                                                     -------

     Cost of sales, including store occupancy,
     warehousing, delivery and fabric protection                      24,715

     Selling, general and administrative expenses                     11,096

     Depreciation and amortization                                       450
                                                                      ------
                                                                      36,261
                                                                      ------

Operating income                                                         140
                                                                      ------

Other income (expense):
     Royalty income                                                      135
     Interest income                                                      76
     Interest expense                                                    (15)
     Other income, net                                                   164
                                                                      ------
                                                                         360
                                                                      ------

Earnings before income taxes                                             500

Income taxes                                                              60
                                                                      ------

Net earnings                                                            $440
                                                                     =======


Earnings per common and common
     equivalent share                                                  $0.06
                                                                     =======


Weighted average number of common
     and common equivalent shares                                  6,849,000
                                                                   =========


     See accompanying notes to unaudited consolidated financial statements.

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flow
                          (in thousands) (unaudited)


                                                                 Thirteen weeks
                                                                      ended
                                                                November 26, 1994
                                                                -----------------
Cash flow from operating activities:
Net earnings                                                                $440
Adjustments to reconcile net earnings
     to net cash provided by operating activities:
     Depreciation and amortization                                           450
     Deferred rent                                                            99
     Changes in operating assets and liabilities:
        (Increase) in merchandise inventories                               (429)
        (Increase) in prepaid expenses                                       (89)
        (Increase) in accounts receivable                                 (1,325)
        Decrease in other current assets                                   1,027
        (Increase) in due from Unconsolidated Licensees                     (772)
        (Increase) in due from Private Company                            (3,202)
        (Increase) in deferred lease costs                                  (523)
        (Increase) in other assets, net                                     (363)
        Increase in accounts payable trade                                 1,263
        (Decrease) in customer deposits                                   (1,130)
        (Decrease) in accrued expenses
           and other payables                                             (1,439)
                                                                          ------
Net cash (used in) operating activities                                   (5,993)
                                                                          ------
Cash flows from investing activities:
Capital expenditures                                                      (1,095)
Decrease in due from limited partners                                      1,000
                                                                          ------
Net cash (used in) investing activities                                      (95)
                                                                          ------
Cash flows from financing activities:
Increase in obligations under capital leases                                 324
                                                                          ------
Net cash provided by financing activities                                    324
                                                                           -----
Net (decrease) in cash and cash equivalents                               (5,764)

Cash and cash equivalents at beginning of period                          13,089
                                                                          ------
Cash and cash equivalents at end of period                                $7,325
                                                                          ======
Supplemental disclosure of cash flow information:
        Income taxes paid during the period                                  $60
                                                                          ======

        Interest paid                                                        $15
                                                                          ======



    See accompanying notes to unaudited consolidated financial statements.

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

               For the Thirteen Weeks Ended November 26, 1994

                    (In thousands except for share amounts)


(1)    Basis of Presentation

       The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry and the matters described in "Recent Developments") above, operating results for the interim period ended November 26, 1994 are not necessarily indicative of the results that may be expected for the year ending August 26, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 27, 1994 and the Report of Management.

        The Company is unable to report consolidated quarterly financial information for the prior year because the financial records of the L.P.'s had not been maintained in accordance with the Company's fiscal reporting periods. Instead, the Company has made comparisons of the results of its operations by itself without the consolidation of the L.P.'s with the same results for the prior year periods. The trends reported for the Company alone are not necessarily indicative of results of the consolidated Company for the fiscal year.

(2)     Merchandise Inventories

        Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                               11/26/94    8/27/94
                                               --------    -------
        Showrooms                              $ 4,538     $ 4,685
        Warehouses                               6,039       5,463
                                               -------     -------
                                               $10,577     $10,148
                                               =======     =======

        Vendor discounts and allowances in respect to merchandise purchased by the Company are included as a reduction of inventory and cost of sales.

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                For the Thirteen Weeks Ended November 26, 1994

                    (In thousands except for share amounts)


(3)     Commitments, Contingencies and Other Matters

        Conclusions of the Independent Committee

        A draft complaint ("Complaint") on behalf of an unnamed plaintiff was delivered to the Company in March, 1994. The Complaint raised certain issues and potential causes of action that may exist in favor of the Company against the Private Company and others. The Company's President advised the

Board of Directors that, in his view, the Complaint was without merit. The Board appointed an independent committee (the "Committee") consisting of one director to investigate the allegations in the Complaint and certain other matters.

        On November 22, 1994, the same director who was on the Committee submitted a letter to the President of the Company which contained information relevant to the (1) Funding of a licensee ("S.F.H.C.") and (2) the funding of Limited Partnerships (L.P.'s) III through V. The letter essentially detailed the flow of funds from the Private Company, certain Unconsolidated Licensees and the Company to S.F.H.C. and its subsidiary ("Summit") regarding these transactions. Additionally, it disclosed that as of August 27, 1994, S.F.H.C. has a receivable from officers of $1,861. It asserted "that neither (a) the payment to fund S.F.H.C.'s purchase of the stock of Summit nor (b) the capital contributions to L.P.'s III through V were obtained from sources outside the Company or the Private Company".

        On December 2, 1994, the Board of Directors of the Company received the Summary Report of Counsel to the Independent Committee which, amongst other matters, concluded that it "has reviewed many significant related party transactions and recommends to the Board that the Company assert claims to recover damages for harm caused the Company". On January 26, 1995, the Board of Directors received the "Final Report of Counsel to the Independent Committee of the Board of Directors" which reached the same conclusions and recommendations.

        On March 10, 1995, the Board of Directors received the "Response of Harley Greenfield to the January 26, 1995 Final Report of Counsel to the Independent Committee" that asserted that there were no valid claims. On April 3, 1995 it received a similar response from a financial consultant to the Company to the letter dated November 22, 1994 from Michael Colnes to Harley Greenfield" that asserted that there was nothing improper.

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                 For the Thirteen Weeks Ended November 26, 1994

                     (In thousands except for share amounts)




        Class Action and Derivative Action Lawsuits

        Between December 6, 1994 and January 5, 1995, the Company was served with eleven class action complaints and six derivative action lawsuits which deal with losses suffered as a result of the decline in market value of the Company's stock as well as the Company having "issued false and misleading statements regarding future growth prospects, sales, revenues and net income".

        The Company and its counsel are attempting to resolve the lawsuits but they can not presently determine the ultimate outcome of such resolutions and its impact on the Company's financial condition and results of operations.

        Securities and Exchange Commission Investigation

        On December 9, 1994, the Company was advised that the Securities and Exchange Commission (SEC) was conducting an inquiry of the Company's affairs "to determine whether there have been violations of the federal securities laws". The SEC requested that the Company voluntarily provide certain documents in connection with its December 2, 1994 press release "concerning the adjustment in the valuation of certain subsidiaries on the Company's balance sheet". Since that date, the SEC has also requested the Final Report of Counsel to the Independent Committee of the Board of Directors and the November 22, 1994 letter from a director of the Company to the President (as more fully described above). Additionally, the SEC requested the "responses" to these documents and the Company furnished them with the "Response of Harley Greenfield to the January 26, 1995 Final Report of Counsel to the Independent Committee" dated March 10, 1995 and the "Response of Jerome I. Silverman to the letter dated November 22, 1994 from Michael Colnes to Harley Greenfield" dated April 3, 1995.

        On May 3, 1995 the SEC commenced a formal investigation into the affairs of the Company. Subpoenas have been issued to the Company to furnish various contracts and accounting records which have been complied with. The outcome of the SEC investigation is not presently determinable.

        NASDAQ Suspension

        Effective April 17, 1995, the NASDAQ Listing Qualifications Committee (the "Qualifications Committee") reviewed the request of the Company for an extension of its current exception to the filing requirements for continued listing on the NASDAQ National Market. The Qualifications Committee determined to deny the Company's request and accordingly, the Company's Common Stock was delisted from the NASDAQ stock market.

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

            For the Thirteen Weeks Ended November 26, 1994

                (In thousands except for share amounts)

(4)     Subsequent Events

        Settlement of Derivative Litigation:

        In March 1996, the Company signed a Memorandum of Understanding ("Derivative Memorandum") for the purpose of settling all of the claims involving those parties in the derivative litigation. The Derivative Memorandum is subject to a settlement of all claims against the Company, its present and/or former officers, directors, certain accountants, consultants and representatives, the Private Company, its present and/or former officers, directors, employees, accountants, consultants and/or representatives and the discontinuance of the class action litigation presently pending. It also is conditioned upon mutual releases between the Company and the Private Company. Attorney's fees will be funded by an insurance carrier for one of the defendants other than the Company for $500. The Private Company will pay $165 in cash and the Company will pay the remaining portion of fees and expenses in ("Preferred Stock"). The Preferred Stock will have an aggregate value of $130, paying an annual dividend of 7% and convertible into Common Stock (at such time as the Company's Common Stock trades at $7.00 per share or higher) at $7.00 per share. This settlement is subject to execution of definitive documents and final court approval. In accordance with FASB Statement No. 5, the $130 value of the Preferred Stock has been accrued at August 26, 1995 as part of estimated settlement costs.

        Settlement of Class Action Litigation:

        In March 1996, the Company and the parties in the class action litigation signed a Memorandum of Understanding ("Class Memorandum") which is subject to a Stipulation of Settlement to be submitted to the court for final approval.

        The Class Memorandum provides for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7,000 in cash and Preferred Stock having a value of $370. (Terms and conditions of such Preferred Stock are described above.) The cash portion of the settlement will be funded entirely by insurance company proceeds. In accordance with FASB Statement No. 5, the $370 value of the Preferred Stock has been accrued at August 26, 1995.

        The proposed settlement of the class action litigation is a claims made settlement. All claimants who purchased the Company's Common Stock during the period from December 9, 1992 through December 2, 1994 and who held their stock through December 2, 1994, will be entitled to participate in the settlement.

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

                For the Thirteen Weeks Ended November 26, 1994

                   (In thousands except for share amounts)



        Settlement with the Private Company:

        The Company signed an agreement ("Settlement Agreement") with the Private Company subject to execution of definitive agreements and court approval and settlement of the derivative and class action litigation. The Settlement Agreement restructures the relationship between the Private Company and the Company in order to reduce and eliminate any alleged actual or potential conflicts of interest.

        A) (Warehouse Services):

        The Settlement Agreement contemplates that until December 31, 1997, the Company will pay the Private Company for all services under the warehousing agreement 8.3% of the retail sales prices, less the costs of certain services that will be assumed by the Company previously provided by the Private Company, but no lower than 7.2% of sales. For 1998, the fee will be 7.2%. Upon the effective date, the Company will no longer pay the Private Company separately for "fabric protection" services. The Company has also agreed to pay an additional warehouse fee during the calendar year 1996 if the total retail sales of the Company are less than $135 million. The Company will pay the Private Company $65 for each million dollar shortfall in annual sales, adjusted quarterly based upon current sales projections, up to $650. The Company has also agreed to pay a re-delivery fee to the Private Company of 3% of selling price for customer deliveries that have to be redelivered to customers under certain circumstances. In 1997 and 1998, if an annual sales level of $140 million is achieved, the Private Company will pay back 50% of previous shortfall payments in each of such years. To the extent the shortfall is not so repaid in full, starting on January 1, 1999, the Private Company will repay the balance of the shortfall over seven years without interest.

        B)  (Assignment of Real Property Interests of Warehouses):

        The Settlement Agreement contemplates that, effective January 1, 1999, the Company will receive all real property interests in the various warehouses serving the business along with the leasehold interests subject to mortgages and other security agreements. Such mortgage obligations will not exceed $2,850 at December 31, 1998. To the extent that the aggregate of all such mortgages is less than this amount as of that date, the Company will pay the Private Company the difference between $2,850 and the actual amount of such mortgages by way of set-off against the Private Company's obligation to the Company for warehousing services.

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                For the Thirteen Weeks Ended November 26, 1994

                   (In thousands except for share amounts)





        C)  (Warehouse Services to the Private Company):

        Commencing January 1, 1999, the Company will provide the Private Company all warehousing services for 2% of the Private Company's delivered retail selling prices, plus a fee for "fabric protection" services.

        D)  (Freight Charges):

        The Company will continue to pay all freight charges (for inventory delivered to warehouses) through December 31, 1998, based upon an agreed schedule with the Private Company.

        E) (Assignment of Interest in Certain Limited Partnerships and Other Corporate Licensee):

        The Private Company will purchase the interests of the limited partnerships known as LP III, LP IV, LP V, LP VI, LP VII and LP VIII and the equity interest of the shareholders of S.F.H.C. and assign these interests to the Company. The Company, in turn, will release the limited partners and the shareholders, officers and directors of S.F.H.C. from all claims and/or obligations owed to the Company.

        Although it is not reflected in the Settlement Agreement, it is currently contemplated that the limited partners of the Partnerships will receive new ten year warrants to purchase an aggregate of 180,000 shares of Common Stock at $7.00 per share. It is also contemplated that the limited partners will also retain the Original Warrants. There is no signed agreement with the limited partners as to the transfer of the Partnerships and S.F.H.C. described above and there can be no assurance that the Private Company will be able to obtain such agreements. If the Private Company is unable to obtain such agreements and to make the transfer, the settlement will not be consummated on the various terms outlined herein or possibly, at all.

        F) (Inter-Company Accounts):

        The Private Company will pay the Company under the offset agreement (described in J, below) $1,400 in resolution of certain inter-company account balances as of August 26, 1995 at $17 per month to be applied toward principal and interest at 6%, until repaid.

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                For the Thirteen Weeks Ended November 26, 1994

                   (In thousands except for share amounts)


        G) (License of Computer Programs):

        Commencing January 1, 1999, the Private Company will license the Company to use and change the Private Company's computer programs without fee. The Company will also assume the obligations and personnel of the Computer Department, presently maintained by the Private Company.

        H) (Warranty and Fabric Protection):

        Upon execution of the Settlement Agreement, the Company will be responsible for any claims for breach of warranty relating to "fabric protection" in connection with sales by both the Company and the Private Company.

        I)  (Amounts Due From Officers of S.F.H.C. of $1,200):

        The Private Company will assume and pay $1,200 of the debt of the officers of S.F.H.C. owed to S.F.H.C. This amount will be paid to the Company in 84 equal monthly installments, without interest, beginning January 1, 1999.

        J)  (Offset Agreements):

        On November 1, 1995 and March 1, 1996, the Company and the Private Company entered into offset agreements. Such offset agreements permit the two companies to offset their current obligations to each other for merchandise purchases, warehouses fees, fabric protection fees and freight. The agreement contemplates that amounts owing in excess of $1,000 at any time will be paid in cash. As part of the offset agreement, the Private Company agreed to assume certain liabilities owed to the Company by the Unconsolidated Licensees.

        K)  (Royalties):

        The Unconsolidated Licensees will pay to the Company any royalties owed under the offset agreement. The Private Company will pay royalties owed of $100 for stores that the Unconsolidated Licensees have closed commencing January 1, 1999 in 84 equal monthly installments without interest.

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

                For the Thirteen Weeks Ended November 26, 1994

                   (In thousands except for share amounts)




        Credit and Security Agreement with Klaussner:

        On March 5, 1996, the Company and Klaussner executed a Credit and Security Agreement that provides the following:

A) Klaussner effectively extended the payment terms for merchandise shipped from 60 days to 81 days and was provided with the following:

       1) A security interest in all the Company's assets including accounts receivable, inventory, store fixtures and equipment, as well as the assignment of leaseholds, trademarks and a licensee agreement to operate the Company's business in the event of default and non-payment of the Company's guaranty.

       2) The common stock holdings of Harley Greenfield, Edward Seidner and Fred Love, President of the Private Company have been pledged along with the pledge of the Private Company's stock interest in the Company.

B) In addition, Klaussner agreed to lend $1,440 to the Private Company. The $1,440 was used to pay down the mortgage obligation of the warehouse corporation. In this connection, the Company's guarantee to the mortgagor was reduced to the lesser of 60% of the mortgage or $1,440 and the Company's bank revolving credit agreement was terminated. The mortgage obligation has a new maturity date of June 30, 1996. The $1,440 is in addition to $3,500 due from the Private Company to Klaussner outstanding at August 26, 1995, which liability was incurred by the Private Company prior to January 1, 1994.

        Agreement of Sale of Inwood, New York Warehouse:

        On March 7, 1996, the Private Company entered into an agreement ("Agreement") of sale for the Inwood, New York warehouse which has been the principal warehouse in the distribution system. The Agreement contemplates that, if consummated, the Company will receive from the Private Company payments of $25 per month for 84 months commencing January 1, 1999. The Agreement also contemplates that, effective December 1, 1996, the warehouse fee will be reduced to 7.2% of the retail sales prices and fabric protection revenue collected from customers. The Company's guarantee will be extinguished upon full payment of the related mortgage.

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                For the Thirteen Weeks Ended November 26, 1994

                   (In thousands except for share amounts)



        On June 30, 1996, the Private Company completed the sale of the Inwood, New York warehouse and the Company's guarantee was terminated.

        Partnership Restructuring Agreements

        On September 26, 1996, a Partnership Restructuring Agreement ("PRA") was signed which had an effective date of November 1994. This PRA eliminated the Agreements for LP's VI, VII and VIII and took $50 of the original capital contributions for these LP's (total $150) and applied such funds as a payment towards the original Warrants received by the limited partners in connection with LP's III, IV and V. This transaction has been reflected in the financial statements at August 27, 1994 and August 26, 1995. In addition, the warrant notes aggregating $300 for the remaining 180,000 original Warrants have been extended for ten years (with 10% of principal due annually) and will bear interest at 7.12% per annum. For each annual principal payment which is not made, 10,564 of the outstanding original Warrants shall be cancelled.

        Subordination of Private Company Indebtedness to Harley Greenfield and Edward Seidner

        Subject to court approval of the Settlement Agreement, Messrs. Greenfield and Seidner have agreed to subordinate, until January 1, 1999 their right to receive payments in respect of the $10,273 owed to them by the Private Company, if the Private Company is in default in the payment of any cash obligation to the Company arising after August 7, 1996 after giving effect to any offsets as between Messrs. Greenfield and Seidner and the Private Company. Such subordination does not apply to any distribution in respect of a disposition of substantially all of the assets of the Private Company.

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                For the Thirteen Weeks Ended November 26, 1994

                   (In thousands except for share amounts)



Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains forward-looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

        In December 1994, the Company determined that the operations of the LP's should be consolidated with those of the Company. The Company's Annual Report on Form 10-K for the year ended August 26, 1994 reports the Company's results for such years on a consolidated basis. However, the Company is unable to report quarterly financial information including the operations of the LP's for the prior year because the financial records of the L.P.'s had not been maintained in accordance with the Company's fiscal reporting periods. Accordingly, for purposes of this section, the discussion compares only the results of the Company's operations by itself without the consolidation of the L.P.'s to its results for the prior year periods (which also do not include the LP's). The trends, discussed below, for the Company alone are not necessarily indicative of trends of the Company, together with the LP's. Set forth below is a summary Statement of Operations prepared on the Company without the LP's:

                                                  13 Wks     13 Wks
                                                   Ended      Ended
                                                 11/26/94    11/30/93
                                                 --------    --------

       Net sales                                 $22,467    $11,679
                                                 --------   -------
       Cost of sales                              15,227      7,204
       Selling, general and
         administrative expenses                   6,790      3,896
       Depreciation and amortization                 410        129
                                                 --------   -------
                                                  22,427     11,229
                                                 -------    -------
       Operating income                               40        450
                                                 --------   -------
       Other income (expense):
            Royalty Income                           830        722
            Interest Income                           75        296
            Interest expense                         (16)        (4)
            Other income, net                        510        320
                                                 --------   -------
                                                   1,399      1,334
                                                   -----      -----
       Income before income taxes                  1,439      1,784
       Income taxes                                  561        700
                                                 --------   -------
       Net income                                $   878    $ 1,084
                                                 ========   =======

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                For the Thirteen Weeks Ended November 26, 1994

                    (In thousands except for share amounts)


Results of Operations:

        Net Sales:

        The Company's sales increased by 92.4% to $22,467 for the thirteen weeks ended November 26, 1994 as compared to $11,679 for the same period in the prior year. Comparable store sales (those open for the entire period in the current and prior year periods) declined by 2.8%. Prior year sales have not been restated to reflect the acquisition of the Elegant Partnership acquired on November 30, 1993 and Jennifer L.P. II acquired on September 1, 1994. Including those sales in the prior year period, net sales would have been $17,747. Total sales would have then increased by 26.6% and comparable store sales would have increased by 2.3%. The significant increase in sales in the current period is attributable to the opening of 14 new Jennifer Leather stores in the period January 1, 1994 to November 26, 1994.

        Cost of Sales:

        Cost of sales increased to $15,227, 67.8% as a percentage of sales, in the thirteen weeks ended November 26, 1994 from $7,204, 61.7% as a percentage of sales, in the comparable prior year period, an increase of 111.4%. The dollar increase of $8,023 is mainly attributable to the higher sales levels (discussed above) and a lower mark-up on sales of Jennifer Leather.

        Selling, General and Administrative Expenses:

        Selling, general and administrative expenses were $6,790, 30.2% as a percentage of sales, as compared to $3,896, 33.4% as a percentage of sales, for the prior period, an increase of $2,894 or 74.3%. The increase in expenses was primarily attributable to the higher level of sales and the attendant related expenses. The principal expenses that increased were salaries, an increase of 140.0%, and advertising, an increase of 105.7%.

        Royalty Income:

        Royalty income increased to $830 as compared to $722 for the prior period, an increase of $108 or 15.0%. This increase was primarily attributable to the higher number of licensee stores in operation during the current period.

        Liquidity and Capital Resources:

        The discussion provided below relates to the Consolidated Balance Sheets at November 26, 1994 and August 27, 1994 included herein. Such consolidated balance sheets include the accounts of the LP's.

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                For the Thirteen Weeks Ended November 26, 1994

                    (In thousands except for share amounts)





        At November 26, 1994, the Company had an aggregate working capital deficiency of $(3,402) compared to available working capital of $1,240 at August 27, 1994. At November 26, 1994, the Company had available cash and cash equivalents of $7,325 compared to cash and cash equivalents of $13,089 at August 27, 1994. The decrease in cash since August 27, 1994 was due principally to net cash used in operating activities, primarily an increase in amounts due from the Private Company of $3,202 and amounts due from the Unconsolidated Licensees of $772.

        In light of the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended May 25, 1996 (the "1996 Report") simultaneously with the filing of this report, the balance of the discussion on liquidity has been taken from the more recent 1996 report.

        Effective January 1, 1994, the Company assumed the responsibility of purchasing inventory which responsibility was previously performed by the Private Company. Accordingly, the Company acquires inventory for resale to its affiliates and licensees. A portion of the inventory acquired for resale is financed by normal trade credit terms. In March 1996, the Company executed a Credit and Security Agreement ("Credit Agreement") with its principal supplier, Klaussner Furniture Industries, Inc. ("Klaussner") which effectively extended the payment terms for merchandise shipped from 60 days to 81 days. As part of the Credit Agreement, the Company granted a security interest in all of its assets as well as assigning leasehold interests, trademarks and a license agreement to operate the Company's business in the event of a default. In connection with the Credit Agreement, the Company's credit line from IBJ Schroder Bank & Trust Company was terminated. The Company does not currently have any traditional bank financing and there can be no assurance such financing will be available in the future. Although the Company currently has credit card financing, there can be no assurance that such financing will continue to be available. Klaussner also lent $1,440 to the Private Company to be used to pay down the mortgage balance on the warehouse property. This paydown also reduced the Company's potential exposure under a guarantee to the mortgagor. Such exposure was subsequently extinguished by the sale in June 1996 of the warehouse property and the payment in full of the related debt.

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                For the Thirteen Weeks Ended November 26, 1994

                    (In thousands except for share amounts)


        The cash portion of the proposed settlement of the derivative and class action litigations (as described elsewhere) will come from insurance company payments and the issuance of new Preferred Stock by the Company. There will be no cash outlays by the Company other than for legal costs (a substantial portion of which has already been paid). Additionally, the proposed Settlement Agreement with the Private Company (as described in the Notes to the Consolidated Financial Statements) contemplates significant changes to the operating relationship between the companies.

       In fiscal 1995, the Company and the LP's closed an aggregate of 37 stores and in the thirty-nine weeks ended May 25, 1996, the Company and LP's closed five additional stores. Several were closed for non-performance, but a number of such closings were due to the Company's decision to combine separate Jennifer Convertibles and Jennifer Leather stores located in the same demographic areas into one store. The primary benefit of combining both operations into one store was an elimination of the real estate expenses and other expenses associated with the closed showroom. Additional benefits realized included reductions of personnel and, in a number of cases, elimination of duplicate office equipment and telephone lines. Although combining two stores into one store generally reduces sales, management believes that sales at the combined store will generate more profit due to the elimination or reduction of expenses described above.

       Management feels that with the above noted Credit Agreement, available funds, funds derived from store operations and significant cost cutting measures undertaken subsequent to August 26, 1995, including, but not limited to, the closing of approximately five stores and the reduction in salaries of certain management personnel, the Company will have adequate cash flow to fund its operations and meet its capital and liquidity requirements in the near future.

                          JENNIFER CONVERTIBLES, INC.

                                    PART II

                               OTHER INFORMATION





ITEMS 1. through 5.  NOT APPLICABLE.

ITEM 6.   (a)  EXHIBIT 11.1 - STATEMENT RE: COMPUTATION OF
                              NET EARNINGS PER SHARE

          (b)  REPORTS ON FORM 8-K


     During the quarter ended November 26, 1994, the Company filed two Current Reports on Form 8-K reporting on the following:

        The current Report on Form 8-K, dated September 1, 1994, reported on
        Item 5. - Other Events, with respect to the purchase of Jennifer LP
        II.

        The Current Report on Form 8-K, dated September 20, 1994, reported on
        Item 4. Changes in Registrant's Certifying Accountants as to the change from BDO Seidman to KPMG Peat
        Marwick LLP.

                        JENNIFER CONVERTIBLES, INC.

                                SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                JENNIFER CONVERTIBLES, INC.


October 31, 1996                By: /s/ Harley J. Greenfield
                                    ------------------------
                                Harley J. Greenfield, Chairman
                                of the Board, President and
                                Chief Executive Officer



October 31, 1996                By: /s/ George J. Nadel
                                    -------------------
                                George J. Nadel, Executive Vice President
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting
                                Officer)