Form 10-K
period 1994-08-27
JENNIFER CONVERTIBLES INC
filed 1996-11-05
CIK 806817

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the fiscal year ended                    Commission File number 1-9681
August 27, 1994

                        JENNIFER CONVERTIBLES, INC.
          (Exact name of registrant as specified in its charter)

           Delaware                                        11-2824646
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

419 Crossways Park Drive
Woodbury, New York  11797                                      5712
(Address of principal executive office)                  (Primary Standard
                                                     Industrial Classification
                                                            Code Number)

Registrant's telephone number, including area code (516) 496-1900

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, par value $.01
                             (Title of class)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes                  No   X
                         ---                  ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of registrant as of November 30, 1994: $33,018,367.

Shares of Common Stock outstanding as of November 30, 1994:  5,700,725

                    DOCUMENTS INCORPORATED BY REFERENCE

                                   NONE

                                                                        PART I
Item 1.  Business

           Recent Developments

      In late November 1994, just prior to the date the Company expected to file this Annual Report, the Company was advised by KPMG Peat Marwick ("Peat"), its independent auditors at the time, that its method of accounting for its licensees should be changed and would likely require a restatement of previously announced financial results. The fiscal 1993 and 1994 financial statements included herein consolidate the operating losses of certain limited partnership licensees (the "LPs"), to the extent such losses exceed the capital contributions of the limited partners. In addition, on December 2, 1994, as more fully discussed under "Certain Relationships and Related Transactions," a special committee of the Company's Board of Directors delivered a summary report which concluded that the Company had meritorious claims against three members of its management, an affiliated private company and others. The Company announced these matters publicly in a press release on December 2, 1994. In March 1995 the Company received a response to such report prepared on behalf of one of the members of its management which concluded that there were no valid claims. As more fully discussed under "Legal Proceedings," the Company and certain of its management became involved in class action and derivative litigations relating to the matters referred to above and, on May 3, 1995, the Securities and Exchange Commission commenced an investigation relating to such matters. On May 2, 1995, BDO Seidman, the Company's auditors for the 1993 fiscal year, advised the Company that BDO Seidman, had withdrawn its opinion with respect to the Company's financial statements for the fiscal year ended August 31, 1993. In March 1996, as described in "Legal Proceedings," the Company announced that it had entered into memoranda of understanding ("MOUS") with the other parties in the class action and derivative litigations (other than Selig Zises, Peat and BDO Seidman) for the purpose of settling such litigations. The transactions set forth in the MOUS and the settlement of such litigation are subject, among other things, to execution of definitive documentation and Court approval.

      Due primarily to the events referred to above, the Company has been unable to file this Annual Report until now, more than one year after the filing deadline. As a result of such filing delay, the Company is simultaneously filing this Annual Report, its Quarterly Reports on Form 10-Q for the quarters ended November 26, 1994, February 25, 1995, May 27, 1995, November 25, 1995, February 24, 1996 and May 25, 1996 (the "Quarterly Reports") and its Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (the "1995 Annual Report"). Much of the information given in this Annual Report is out of date and has been superseded by the information given in the Quarterly Reports and the 1995 Annual Report. Accordingly, this Annual Report should be read in conjunction with the Quarterly Reports and the 1995 Annual Report. Unless expressly otherwise stated, information in this Annual Report is as of August 27, 1994.

      Unless otherwise set forth herein, the term the "Company" includes Jennifer Convertibles, Inc., a Delaware corporation, and its direct or indirect subsidiaries.

           Business Overview

     The Company is the owner and licensor of the largest group of sofabed specialty retail stores in the United States, with 147 Jennifer Convertibles(R) stores located on the Eastern seaboard, in the Midwest, on the West Coast and in the Southwest. As of August 27, 1994, the Company also operated 19 "Jennifer Leather" ("Jennifer Leather") stores and two "Elegant Living" ("Elegant Living") stores. Of the Jennifer Convertibles(R) stores, as of August 27, 1994, 34 were owned by the Company and 113 were licensed by the Company.

                               NUMBER OF STORES IN OPERATION AS OF AUGUST 27, 1994

                ============================================================================
                                                                              PRIVATE
                                           ELEGANT   TOTAL      LPS AND OTHE  COMPANY  TOTAL
                 CONVERTIBLES   LEATHER    LIVING    COMPANY    LICENSEES(1)    (2)    STORES
                ----------------------------------------------------------------------------
REGION
TRI-STATE AREA
NEW YORK                   6       10         2         18            5        24        47
NEW JERSEY                 9        3                   12            5                  17
CONNECTICUT                4                             4            1                   5
                ----------------------------------------------------------------------------
  SUBTOTAL                19       13         2         34           11        24        69

ARIZONA                                                               4                   4
CALIFORNIA                                                           25                  25
FLORIDA                             2                    2           16                  18
GEORGIA                                                               4                   4
ILLINOIS                                                             18                  18
INDIANA                                                               3                   3
KANSAS                                                                1                   1
MARYLAND                   3        1                    4            3                   7
MASSACHUSETTS              7        2                    9                                9
MICHIGAN                                                              6                   6
MISSOURI                                                              8                   8
NEW HAMPSHIRE              2                             2                                2
OHIO                                                                  5                   5
PENNSYLVANIA                                                          6                   6
VIRGINIA                   2                             2                                2
WISCONSIN                                                             3                   3
WASHINGTON, D.C.           1        1                    2                                2

                ----------------------------------------------------------------------------
TOTAL                     34       19         2         55       113(3)        24       192
                ============================================================================

(1) These include the LPs, which are licensees whose accounts are included in the consolidated financial statements of the Company, and licensees (the "Unconsolidated Licensees") whose accounts are not so included.

(2) These 24 stores are not owned and do not pay royalties to the Company. They operate in New York (the "Private Stores") and 21 of such stores are owned by a company (the "Private Company") that, as of August 27, 1994, was owned by individuals who were directors, principal stockholders and/or executive officers of the Company and, therefore, may be deemed an affiliate of the Company. The remaining three stores are sublicensees of the Private Company and one of such stores is owned by the father of an executive officer of the Company. The 24 New York stores are operated in substantially the same way as the Company-owned stores. See "Notes to Consolidated Financial Statements - Footnote - Related Party Transactions."

(3) Effective September 1, 1994, the Company acquired the entire limited partnership interest in Jennifer L.P. II and effectively acquired 21 of the Jennifer Convertibles(R) stores reflected in the column which, as of August 27, 1994, had been licensed to and operated by such LP. See "Certain Relationships and Related Transactions."

      Jennifer Convertibles(R) stores specialize in the retail sale of a complete line of sofabeds and companion pieces, such as loveseats, chairs and recliners, designed and priced to appeal to a broad range of consumers. The sofabeds and companion pieces are made by several manufacturers and range from expensive, high-end merchandise to relatively inexpensive models. The Jennifer Leather stores specialize in the retail sale of leather livingroom furniture. The Company is the largest dealer of Sealy(R) sofabeds in the United States. Merchandise is displayed in attractively decorated model room settings in the store designed to show the merchandise as it would appear in the customer's home. In order to generate sales, the Company and its licensees rely on the attractive image of the stores, competitive pricing, prompt delivery and extensive advertising.

     The table below sets forth information with respect to the number of stores (Company-owned and licensed) opened since fiscal 1986:

                                                       Fiscal Years
                             1994  1993  1992  1991  1990  1989  1988  1987
                             ----  ----  ----  ----  ----  ----  ----  ----
Company-owned stores
 open at end of
 period (1)(2)(3)             55    34    33    33    39    42    31    13
Licensed stores open at
 end of period(3)            113    87    42    15     0     0     0     0
                             ---   ---    --    --    --    --    --    --
Total stores open at
 end of period          168  121    75    48    39    42    31    13
                        ===  ===   ===   ===   ===   ===   ===   ===
----------

(1) Stores acquired from affiliated companies are reflected as opened in the year they were opened by the affiliate, not in the year they were acquired by the Company.

(2) For fiscal 1994, includes the 19 Jennifer Leather and two Elegant Living stores open at the end of such fiscal year.

(3) Effective September 1, 1994, the Company acquired the entire limited partnership interest in Jennifer L.P. II and effectively acquired 21 Jennifer Convertibles(R) stores that had been theretofore licensed to and operated by such LP. For fiscal 1994, such stores are included as licensed stores. See "Certain Relationships and Related Transactions."

Store Image and Merchandise

     The Company believes that the image presented by its stores is an important factor in its overall marketing strategy. Accordingly, stores are designed to display the Company's merchandise in attractive model room settings. All Jennifer Convertibles or Jennifer Leather stores, as the case may be, are of a similar clearly defined style, are designed as showrooms for the merchandise and are carpeted, well-lighted and well-maintained. Inventories for delivery are maintained in separate warehouses. The Company displays a variety of sofabeds and companion pieces (including cocktail tables) at each Jennifer Convertibles retail location with carpeting, and certain accessories (some of which are for sale). In contrast to certain of its competitors that primarily target particular segments of the market, the Company attempts to attract customers covering a broad socio-economic range of the market and, accordingly, offers a complete line of sofabeds made by a number of manufacturers in a variety of styles at prices currently ranging from approximately $400 to $2,200. The Jennifer Leather stores similarly offer a complete line of leather living room furniture in a variety of styles and colors at prices currently ranging from approximately $499 to $6,000. The Company generally features attractive price incentives to promote the purchase of merchandise. In addition to offering merchandise by a number of brand name manufacturers, the Company offers merchandise at its Jennifer Convertibles and Jennifer Leather stores under the "Jennifer" brand name.

     Although each style of sofabed, loveseat, chair and recliner is generally displayed at Jennifer Convertibles stores in one color and fabric, samples of the other available colors and fabrics are available. On selected merchandise, up to 300 different colors and fabrics are available without extra charge and up to 2,000 different colors and fabrics are available on selected items for an additional charge. Leather furniture is offered in a number of different grades of leather and colors. The Company currently emphasizes contemporary and traditional sofabeds and companion pieces in the Jennifer Convertibles stores and contemporary leather pieces in the Jennifer Leather stores. The Company generates additional revenue by selling tables and offering related services, such as fabric protection and a lifetime warranty. Fabric protection services are obtained from, and the warranty is given by, the Private Company, which retains approximately 1/3 of the revenues generated from such services. See "Certain Relationships and Related Transactions."

     Merchandise ordered from inventory (approximately 55% of sales in the Jennifer Convertibles stores and 35% of sales in the Jennifer Leather stores) is generally available to be delivered to customers within 48 to 72 hours of placing an order. Customers who place orders for items, colors or fabrics not in inventory ("special orders") must generally wait three to five weeks for delivery, except for Italian leather merchandise which may take up to 20 weeks. The Company believes that its delivery times on stocked items and special orders are significantly faster than the usual delivery times for furniture and that its ability to offer quick delivery of merchandise represents a significant competitive advantage.

Operations

     Generally, the Company's stores are open seven days per week. Stores are typically staffed by a manager, one full-time salesperson and in some cases, one or more part-time salespersons, as dictated by the sales volume and customer traffic of each particular store. In some cases, where sales volume and customer traffic so warrant, stores may be staffed with one to three additional full-time salespersons. The Company's licensed stores are substantially the same in appearance and operation as the Company-owned stores.

     The Company and its licensees have regional managers throughout the United States. The regional managers supervise store management and monitor stores within their assigned region to ensure compliance with operating procedures. Regional managers report to and coordinate operations in their region with the Company's executive management.

     An inventory of approximately 70% of the items displayed in the stores, in the colors and fabrics displayed, is usually maintained at the Private Company's warehouse facilities (described below.) The Company and its licensees typically require a minimum cash, check or credit card deposit of 33% of the purchase price when a sales order is given, with the balance, if any, payable in cash or certified or official bank check upon delivery of the merchandise. The balance of the purchase price is collected by the independent trucker making the delivery.

Marketing

     The Company and its licensees advertise in newspapers, transit and other media and on television in an attempt to saturate its marketplaces. The Company's approach to advertising requires the Company to establish a number of stores in each area it enters. This concentration of stores enables area advertising expenses to be spread over a larger revenue base and to increase the prominence of the local advertising program. The Company's and the LP's expenditures for advertising were approximately $11,400,000 (11.7% of sales) in the fiscal year ended August 27, 1994 as compared to approximately $7,200,000 (11.1% of sales) in the prior year.

     The Company creates advertising campaigns which are used by the Company's stores and may be used by the Private Stores. The Private Company bears an amount which approximates its pro rata share of advertisements which target customers in New York, New Jersey and Connecticut. (See "Certain Relationships and Related Transactions.") However, the Company also advertises independently of the Private Company outside of the New York metropolitan area. The Company is entitled to reimbursement from its licensees, which are responsible for their respective costs of advertising. The approach and format of such advertising is usually substantially the same for the Company and its licensees. The Company has the right to approve the content of all licensee advertising.

       In order to further understand its markets, the Company carefully monitors its sales, interviews customers and obtains other information reflecting trends in the furniture industry and changes in customer preferences. The Company also reviews industry publications, attends trade shows and maintains close contact with its suppliers to aid in identifying trends and changes in the industry.

Leasing Strategy and Current Locations

     The Company considers the ability to obtain attractive, high-traffic store locations to be critical to the success of its stores. The Company, together with outside real estate consultants, selects sites and negotiates leases on behalf of its licensees. The site selection process involves numerous steps, beginning with the identification of territories capable of sustaining a number of stores sufficient to enable such stores to enjoy significant economies of scale, particularly in advertising, management and distribution. Significant factors in choosing a territory include market demographics and the availability of newspapers and other advertising media to efficiently provide an advertising umbrella in the new territory.

     Once a territory is selected, the Company picks the specific locations within such territory. Although a real estate consultant typically screens sites within a territory and engages in preliminary lease negotiations, each site is inspected by an officer of the Company and the Company is responsible for approval of each location. The leased locations are generally in close proximity to heavily populated areas, shopping malls, and other competing retail operations which are on or near major highways or major thoroughfares, are easily accessible by auto or other forms of transportation and provide convenient parking.

     The locations currently leased by the Company and its licensees range in size from 1,900 square feet to a little over 8,000 square feet. The Company anticipates that stores opened in the future will range from approximately 2,000 square feet to 4,000 square feet. Management believes that optimal store size for a Jennifer Convertibles store is approximately 3,000 square feet while optimal store size for a Jennifer Leather store is 3,500 square feet. Stores may be freestanding or part of a strip shopping center.

Sources of Supply

     Effective January 1, 1994, the Company assumed from the Private Company the responsibility for purchasing merchandise for itself, its licensees and the Private Company. The Company acquired from the Private Company the inventory that was in the warehouse on January 1, 1994 for $2,575,000 which was the Company's cost basis. The Company currently purchases merchandise, for its stores and the stores of its licensees and the Private Company, from a variety of domestic manufacturers generally on 40 or 60 day terms. The combined purchasing power of the Company, its licensees and the Private Company enables them to receive the right, in some instances, to market exclusively certain products, fabrics and styles. See "Certain Relationship and Related Transactions."

     The Company's principal suppliers of sofabeds are Klaussner Furniture, Inc. ("Klaussner") and Sealy Furniture of Maryland, Inc. ("Sealy Maryland"). Sealy(R) brand name sofabeds are the Company's largest selling brand name item and the Company believes that Sealy(R) brand name mattresses are the largest selling mattresses in the world and have the highest consumer brand awareness. The Company also believes that Sealy Maryland is the largest manufacturer of Sealy(R) brand name convertible sofabeds. The Company is the largest sofabed specialty retailer and the largest Sealy(R) sofabed dealer in the United States. During the fiscal year ended August 27, 1994, the Company purchased approximately 73% of its merchandise from Klaussner and approximately 22% of its merchandise from Sealy Maryland. Leather furniture is purchased primarily from Klaussner and Industrie Natuzzi S.p.A.

Licensing Arrangements

      In fiscal 1991, the Company shifted its focus from owning and operating stores to a licensing program under which it licensed stores in exchange for an ongoing royalty. As of August 27, 1994, an aggregate of 114 licensed stores were open. Among the reasons for the Company's shift to licensing had been that Jennifer Convertibles stores typically experience losses for three to four years. The Company had believed that the losses from stores operated by licensees would not be included in the Company's financial statements. In November 1994, the Company's accountants advised the Company that the losses of certain licensees in excess of the capital contributions of the limited partners must be included in the Company's financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." As a result of such conclusion, the Company is no longer actively seeking to license additional stores.

     The Company's arrangements with its licensees typically involve providing the licensee with a license, bearing a royalty of 5% of sales, to use the name Jennifer Convertibles(R). The Company's existing licensing arrangements are not uniform and vary from licensee to licensee. Generally, however, the Company either manages the licensed stores or, if the licensee is a partnership, has a subsidiary act as general partner of such partnership, in each case, for 1% of the licensees' profits. The arrangements generally have a term ranging between 10 and 20 years (and may include options on the licensee's part to extend the license for additional periods) and involve the grant of exclusivity as to defined territories. In some cases, the Company also has an option to purchase the licensee or the licensed stores for a price based on an established formula or valuation method. Investors in certain licensees have, in certain circumstances (including a change of control of the Company), the right to put their investments to the Company for a price based upon an established formula or valuation method. The Private Company currently provides warehousing, fabric protection and other services to licensees on substantially the same basis as such services are provided to the Company and, as of January 1, 1994, the Company purchases merchandise for the licensees. As of August 27, 1994, the Company was owed an aggregate of $11,721,000 for royalties advances, and merchandise by its licensees, $8,177,000 of which was overdue. Of such amount, $8,437,000 due from LPs is not reflected as a receivable on the Company's financial statements as a result of the consolidation of the LPs and $3,284,000 due from Unconsolidated Licensees was reserved against in such financial statements due to doubts as to collectability. Most of the investors in the licensees have other relationships with the Company or its current or former management. See "Certain Relationships and Related Transactions."

      In January 1993, the Company began to test market specialty retail sofa stores operating under the name Elegant Living, specializing in the sale of upholstered furniture and Jennifer Leather, specializing in the sale of leather furniture. In February 1993, the Company entered into a series of agreements pursuant to which a limited partnership (the "Elegant Partnership") was established, with a subsidiary of the Company as the general partner, for the purpose of operating these test market stores in the New York Metropolitan area. Effective November 30, 1993, the Company acquired the limited partner's interest in the Elegant Partnership for $2,250,000. The Company, by acquiring all interests in the Elegant Partnership, acquired five Jennifer Leather stores and four Elegant Living stores. The Company converted two of the Elegant Living stores to Jennifer Leather stores. Subsequent to the acquisition of the Elegant Partnership interest, the Company opened additional Jennifer Leather stores and, as of August 27, 1994, had open 19 Jennifer Leather stores and two Elegant Living stores. See "Certain Relationships and Related Transactions."

      Although the Company does not believe that certain transactions in which licenses were granted to operate stores were subject to state and Federal laws regulating the offer and sale of franchises, the applicability of such laws is uncertain as applied to the Company's licensing program, and there can be no assurance that a court would not take the position that the Company should have complied with such laws in connection with those transactions. In order to reduce or eliminate this uncertainty, in 1993 the Company offered certain licensees the opportunity to rescind their license agreements. All such licensees declined such offers of rescission.

Warehousing and Related Services

      Effective January 1, 1994, the Company and the Private Company entered into a new warehousing agreement (the "New Warehousing Agreement") which terminated the original Warehousing and Purchasing Agreement (the "Original Warehousing Agreement") entered into in 1986. Pursuant to the New Warehousing Agreement (which expires in 2001), during fiscal 1994, the Company utilized a 150,000 square foot warehouse facility in Inwood, New York (the "Warehouse") which is owned and operated by the Private Company. The New Warehousing Agreement also covers the satellite warehouse facilities that the Private Company has leased in Florida, Illinois, California and Long Island, New York which facilities, together with the Warehouse (collectively, the "Warehouse Facilities"), service Company-owned and licensed stores and the Private Stores. On June 29, 1988, in connection with its guarantee of $6,500,000 of debt financing on the Warehouse, the Company acquired a 10-year option to purchase the Warehouse (subject to a ground lease with a non-affiliate expiring in February 2035) for an amount equal to its original appraised value of $9,000,000, increasing by $900,000 each year of the option period thereafter. The original financing for the Warehouse was refinanced by the Private Company in September of 1993 with new debt financing of $5,000,000, which debt was again refinanced in October 1994. As of August 27, 1994, such debt was repayable with interest at a floating rate (as determined in the applicable agreement) over a five-year period with a final maturity date of October 7, 1999. As of August 27, 1994, the Company guaranteed a portion of this debt equal, at any time, to 60% of the aggregate amount of the debt then outstanding. The entire amount of such debt has also been guaranteed by Messrs. Greenfield, Love and Seidner and the Private Company.

     As of August 27, 1994, the Company uses the Warehouse Facilities to service all of the Company-owned and licensed stores. Although the Company is not obligated to use the Warehouse Facilities, it has done so to avoid the administrative and other costs associated with developing and maintaining the infrastructure
                                    8
required to manage warehousing and handling independently. The New Warehousing Agreement provides that the Private Company is not obligated to provide services for more than 300 Company-owned stores. The Company pays the Private Company a monthly warehouse fee (the "Warehouse Fee") equal to 5% of the retail selling price of all merchandise (including the retail selling price of any related services, such as fabric protection and merchandise warranties) delivered from the Warehouse Facilities to customers of the Company-owned stores plus 5% of the retail selling price of all merchandise delivered from the Warehouse to Company-owned stores for display purposes. In addition, the Private Company has separately contracted with the Company's licensees to provide warehousing and handling services for licensed stores for a fee equal to 5% of the retail price of merchandise delivered to the licensees' customers and on other terms substantially similar to those under the New Warehousing Agreement.

      The Private Company also provides a number of other services, including arranging for freight deliveries, providing customer services, data entry processing and related services, fabric protection and warranty services and other customer services. In addition to the Warehouse Fee, the Company pays the Private Company a portion (approximately one-third) of the fabric protection and merchandise warranty revenues collected from customers and the Company also pays the Private Company for freight charges based on quoted freight rates. See "Certain Relationships and Related Transactions."

     The Private Company is only obligated to provide warehousing for 300 Company-owned stores. If the Company expands to more than 300 Company-owned stores or if the Warehouse Facilities, for some reason, can not service all such stores, the Company may be required to purchase or lease warehousing facilities to serve such additional stores. In such event, the Company believes that adequate public warehousing facilities would be available for such services. The Company would also incur certain warehousing costs not incurred by the Company for stores serviced by the Warehouse Facilities.

Trademarks

     The trademarks Jennifer Convertibles(R) and With a Jennifer Sofabed, There's Always a Place to Stay(R) are registered with the U.S. Patent and Trademark Office and now owned by the Company. The Private Company, as licensee, was granted a perpetual royalty-free license to use and sublicense the proprietary marks in the State of New York, subject to certain exceptions. See "Certain Relationships and Related Transactions."

Employees

     As of August 27, 1994, the Company had 449 employees, including nine executive officers. The Company trains personnel to meet its expansion needs by having its most effective managers and salespersons train others and evaluate their progress and potential for the Company. The Company believes that its employee relations are satisfactory. None of the Company's employees are represented by a collective bargaining unit. The Company has never experienced a strike or other material labor dispute.

Competition

     The Company competes with other furniture specialty stores, major department stores, individual furniture stores, discount stores and chain stores, some of which have been established for a long time in the same geographic areas as the Company's stores (or areas where the Company or its licensees may open stores). The Company believes that the principal areas of competition with respect to its business are store image, price, delivery time, selection and service. The Company believes that it competes effectively with such retailers because its stores offer a broader assortment of convertible sofabeds than most of its competitors and, as a result of volume purchasing, it is able to offer its merchandise at attractive prices. The Company also advertises more extensively than many of its competitors and offers substantially faster delivery on most of its items.

Item 2.  Properties

      The Company maintains its executive offices in Woodbury, New York pursuant to a lease which expires in the year 2005.

      As of August 27, 1994, the Company and the LPs lease all of their store locations pursuant to leases which expire between 1995 and 2009. None of its leases expire until fiscal 1995, at which time three leases will expire although the lessee has an option to renew each such lease. The leases are usually for a base term of at least five years. For additional information concerning the leases, see Note 9 of "Notes to Consolidated Financial Statements."

Item 3.  Legal Proceedings

      As of August 27, 1994, there were no material pending legal proceedings to which the Company was a party. However, subsequent to August 27, 1994, the Company became involved in a number of proceedings described below.


A.    The Class Action Litigation

           Beginning in December 1994, a series of 11 class actions were brought against the Company, various of its present and former officers and directors, and certain third parties, in the United States District Court for the Eastern District of New York. The complaints in all of these actions alleged that the Company and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the press release (the "Press Release") issued by the Company on or about December 2, 1994. All of these class actions have been consolidated under the caption In Re Jennifer Convertibles, Case No. 94 Civ. 5570, pending in the Eastern District of New York (the "Class Action Litigation").

           In March 1996, the parties in the Class Action Litigation signed a Memorandum of Understanding for the purpose of settling the Class Action Litigation (the "Class Action MOU"). The terms of the Class Action MOU (which are described below) are subject to a stipulation of settlement and other documentation to be submitted to the United States District Court for the Eastern District of New York, as well as the approval of the terms of the settlement by that Court.

           The Class Action MOU also provides that the settlement of the Class Action Litigation is contingent upon final Court approval of the proposed settlement set forth in another Memorandum of Understanding dated March 18, 1996 with respect to certain derivative actions pending in: (a) the United States District Court for the Eastern District of New York; (b) the Supreme Court of the State of New York; and (c) the Court of Chancery in the State of Delaware (the "Derivative Action MOU"). These derivative actions and the terms of the Derivative Action MOU, are also described below.

           The Class Action MOU provides for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7 million in cash and preferred stock having a present value of $370,000. The cash portion of the settlement will be funded entirely by insurance company proceeds. The stock portion of the settlement will be provided by the Company based on a new issue of preferred stock of the Company having an aggregate present value of $370,000, which will bear an annual dividend of 7% and which will be convertible into the Company's Common Stock (at such time as the Company's Common Stock trades at $7.00 per share or higher) at $7.00 per share.

           The settlement of the Class Action Litigation is a claims made settlement, meaning that the actual amount of cash and stock to be paid out will depend on the number of persons entitled to participate in the settlement who actually file valid proofs of claim. All those who purchased Common Stock during the period from December 9, 1992 through December 2, 1994 and who held their stock through December 2, 1994, will be entitled to participate in the settlement.

           The Class Action MOU also provides that the defendants will not object to an application by plaintiffs' attorneys for fees and expenses of up to 1/3 of the total of the maximum amount of the cash and stock proceeds of the settlement, without regard to the number of class members who filed valid proofs of claim.

B.    The Derivative Litigation

           Beginning in December 1994, a series of six actions were commenced as derivative actions on behalf of the Company, against Harley J. Greenfield, Fred J. Love, Edward B. Seidner, Bernard Wincig, Michael J. Colnes, Michael Rosen, Al Ferarra, William M. Apfelbaum, Glenn S. Meyers, Lawrence R. Haut, Jara Enterprises, Inc., Jerome I. Silverman, Jerome I. Silverman Company, Selig Zises and BDO Seidman & Co.1 in: (a) the United States District Court for the Eastern District of New York, entitled Philip E. Orbanes v. Harley J. Greenfield, et al., Case No. CV 94-5694 (DRH) and Meyer Okun and David Semel
v. Al Ferrara, et al., Case No. CV 95-0080 (DRH); Meyer Okun Defined Benefit Pension Plan, et al. v. BDO Seidman & Co., Case No. CV 95-1407 (DRH); and Meyer Okun Defined Benefit Pension Plan v. Jerome I. Silverman Company, et. al., Case No. CV 95-3162 (DRH); (b) the Court of Chancery for the County of New Castle in the State of Delaware, entitled Massini v. Harley Greenfield, et. al., Civil Action No. 13936 (WBC); and (c) the Supreme Court of the State of New York, County of New York, entitled Meyer Okun Defined Benefit Pension Plan v. Harley J. Greenfield, et. al., Index No. 95-110290 (collectively, the "Derivative Litigation").

           The complaints in each of these actions assert various acts of wrongdoing by the defendants, as well as claims of breach of fiduciary duty by the present and former officers and directors of the Company, including but not limited to claims relating to the matters described in the Press Release.

           In March 1996, all of the parties to the derivative action (including the Company), except for Selig Zises ("Zises") and BDO Seidman & Co. ("Seidman") signed a Memorandum of Understanding for the purpose of settling all of the claims involving those parties in the Derivative Litigation (the "Derivative Litigation MOU"). The terms of the Derivative Litigation MOU (which are discussed below) are subject to a stipulation of settlement and other documentation to be submitted to the appropriate Court(s), as well as Court approval of the terms of the settlement.

           The Derivative Litigation MOU also provides that the settlement of the Derivative Litigation is contingent upon final Court approval of the proposed settlement set forth in the Class Action MOU, by the United States District Court for the Eastern District of New York. The terms of the Class Action MOU have already been described above.

 --------
1     Each of these individuals and entities is named as a defendant in at least one action.

           The Derivative Litigation MOU annexes as Exhibit A thereto a signed agreement (the "Settlement Agreement") dated March 5, 1996 between the Private Company and the Company. The Settlement Agreement, although signed, provides that it too is subject to and dependent upon Court approval of the settlement of the Derivative Litigation.

           The Settlement Agreement is designed to restructure the relationship between the Private Company and the Company, in order to reduce and eliminate any alleged actual or potential conflicts of interest, and to provide tangible benefits to the Company. The Settlement Agreement contemplates, inter alia, as follows:

           1. From the date of the execution of the Settlement Agreement until December 31, 1997, the Private Company will bill the Company for services under a new warehousing agreement, a warehousing fee of 8.3% of the retail selling price of merchandise leaving the Warehouse Facilities for Company stores and their customers and a redelivery fee equal to 3% of the retail selling price of merchandise which is required to be redelivered to customers, under certain circumstances. The Company will be entitled to a reduction in the warehousing fee to the extent, and as of the date, that the Company assumes the costs of providing certain non-warehousing services presently provided by the Private Company to the Company. The Settlement Agreement contemplates that once the Company has assumed all of these services, the warehousing fee shall be reduced to 7.2%, which will then be the warehousing fee until December 31, 1997, and that under all circumstances, from January 1, 1998 through December 31, 1998, the warehousing fee shall be 7.2%. Upon the effective date of the Settlement Agreement, the Company will no longer pay the Private Company separately for "fabric protection" services.

           2. In the event that the volume of merchandise shipped from all of the Private Company's warehouses to Company stores during calendar year 1996 fails to equal a retail selling price of $135,000,000, the Company shall pay the Private Company an additional fee of $65,000 for each million dollars of the shortfall (the "Shortfall Payments"), but in no event more than $650,000. The Private Company will repay the Company for the Shortfall Payments in the following manner: (i) 50% in 1997 if $140,000,000 or more in shipments is achieved; (ii) 50% in 1998 if $140,000,000 or more in shipments is achieved; and (iii) the balance of any Shortfall Payments not repaid by the Private Company to the Company under (i) and (ii) above will be repaid over seven years in equal monthly installments, without interest, beginning on January 1, 1999. The Company anticipates that it will not achieve sales of $135,000,000 in calendar 1996 and, accordingly, it will be liable for the Shortfall Payments if the settlement is approved as contemplated.

           3. On January 1, 1999, the Private Company will assign to the Company all of its real property interests in or to the various warehouse facilities then being operated by the Private Company (including all related computer hardware), including any fee simple and/or leasehold interest,subject only to any mortgages, purchase money security agreements, leasehold obligations, racking and forklifting expenses, and other operation expenses relating to such property interest and the mortgage on the Inwood warehouse. The Settlement Agreement also provided that, as of December 31, 1998, the aggregate of all mortgages on the Warehouse would not exceed $2,850,000 and that, to the extent that the aggregate of all such mortgages was less than $2,850,000 as of that date, the Company would pay the Private Company the difference between $2,850,000 and the actual amount of such mortgages by way of set-off against the Private Company's obligation to the Company for warehousing services.

           4. The Settlement Agreement provided that if the Private Company sold the Warehouse before December 31, 1998 (as it did in June 1996), then the Private Company would pay the Company $25,000 per month starting January 1, 1999 for a period of 84 months. The Settlement Agreement also provided that if the Warehouse was sold for more than $4,500,000 (net of all reasonable and customary expenses and brokerage commissions), the Company would also be entitled to any such excess. However, the Warehouse was sold in June 1996 for less than $4,500,000.

           5. Commencing January 1, 1999, and continuing for seven years, the Company will provide the Private Company all warehousing services formerly provided by the Private Company to the Company for a fee equal to 2% of the Private Company's deemed retail selling price, plus an additional fee for any fabric protection services sold by the Private Company to customers, payable at the then current invoice rate.

           6. The Private Company will purchase the interest of the limited partners in the LPs known as Jennifer, LP III, Jennifer, LP IV, Jennifer, LP V (the "Partnerships") and the stock of the shareholders of Southeastern Florida Holding Co., Inc. ("S.F.H.C.") and the Private Company will assign these interests and stock to the Company at no cost (except as described below). As of March 15, 1996, S.F.H.C. and the Partnerships own an aggregate of 58 licensed Jennifer Convertibles stores which, after such assignment, will be wholly-owned by the Company. In this connection, the Private Company and the Company will release the aforementioned limited partners and the shareholders, officers and directors of S.F.H.C. from all claims, including all obligations under the notes referred to below. Although it is not reflected in the Settlement Agreement, it is currently contemplated that the limited partners of the Partnerships will receive 10-year warrants to purchase an aggregate of 180,000 shares of Common Stock at $7.00 per share. In addition, the maturity date of three-year notes (with an aggregate remaining balance of $300,000) originally entered into by them in connection with their purchase of warrants (the "Original Warrants"), expiring June 1998, to purchase an aggregate of 180,000 shares of Common Stock at $15.625 per share, will be extended to 10 years after the settlement is approved. The extended notes will bear interest at a rate of 7.12% per annum, and 10% of the principal amount of such notes will be due each year. Such notes will be secured by the Original Warrants to purchase an aggregate of 105,636 shares of Common Stock (representing the unpaid for Original Warrants) and the Company's sole remedy, until the notes mature, upon any default in the payment of principal of such notes, will be to cancel a proportionate number of Original Warrants. There is no signed agreement with the limited partners as to the transfer of the interests in the Partnerships and S.F.H.C. described above and there can be no assurance that the Private Company will be able to obtain such agreements and to transfer the interests in the Partnerships and S.F.H.C. on the terms contemplated above or at all. If the Private Company is unable to obtain such agreements and to make the transfer, the settlement will not be consummated on the terms outlined above or possibly, at all.

           7. The Private Company agrees to pay the Company, under the offset agreement described in Paragraph 11 below, $1,400,000 in resolution of certain intercompany accounts as of August 26, 1995 to be paid $17,000 per month to be applied toward principal and interest, with interest computed at 6% annually.

           8. Commencing January 1, 1999, the Private Company will provide a license to the Company permitting the Company to use and change the Private Company's computer program without fee. As of January 1, 1999, the Company will also assume the obligations and personnel of the computer department presently maintained by the Private Company.

           9. On or after the effective date of the Settlement Agreement, and through December 31, 1998, although the Private Company will continue to be responsible to apply fabric protection (at no additional charge to the Company), the Company will be responsible for any claims on breach of warranty relating to fabric protection, (irrespective of whether the sale was made by the Private Company or the Company), provided, that, as to such claims made as to merchandise sold by the Private Company, the Company may bill the Private Company for outside parts and labor directly expended in connection therewith.

           10. The Private Company will assume and pay the $1,200,000 debt of certain stockholders of S.F.H.C. to S.F.H.C. in 84 equal monthly installments without interest, beginning January 1, 1999.

           11. As of the effective date of the Settlement Agreement, the Private Company and the Company will enter into an offset agreement similar to the one described under "Certain Relationships and Related Transactions" dealing with the offset of obligations for the period not covered by the initial offset agreement and providing for cash payments to the extent that any amounts due under such agreement exceeds $1,000,000.

           12. Royalties aggregating $100,147 from certain licensees managed by the Private Company will be paid in 84 equal monthly installments, commencing January 1, 1999, without interest.

           The Derivative Litigation MOU also provides, inter alia, as follows:

           1. All of the plaintiffs in the derivative actions and the Company will release all of current and former officers and directors, including Isabelle Silverman, and the defendants in the derivative actions (except for Zises, Peat and Seidman), from all claims which were or could have been asserted against them in the Derivative Litigation or in any other Court including, but not limited to: (a) the matters discussed or referred to in the Final Report of Counsel to the Independent Committee of the Board of Directors of Jennifer Convertibles, Inc., dated January 26, 1995 (as described under "Certain Relationships and Related Transactions"); (b) the draft complaint in a proposed action entitled Zises, et. ano. v. Greenfield, et al., (S.D.N.Y.) dated March 30, 1994; (c) all transactions publicly disclosed by Jennifer through the date of filing with the SEC of its Annual Report on Form 10-K for the year ended August 26, 1995; and (d) the negotiation and approval of the settlement of the Class Action Litigation.

           2. Although one or more of the derivative actions may continue against Zises, Peat and/or Seidman, the Derivative Litigation MOU contains provisions designed to relieve those defendants who will be receiving releases and Isabelle Silverman from any claims by Seidman, Zises and/or Peat for contribution or indemnification.

           3. The defendants in the derivative actions will not object to an application by counsel for the plaintiffs in the derivative actions for an award of attorneys' fees and expenses up to an aggregate of $795,000. Of this amount, the first $500,000 will be funded by an insurance carrier for one of the defendants other than the Company; $165,000 will be paid in cash by the Private Company, and the remaining portion of fees and expenses will be paid by the Company in preferred stock having a present value of up to $130,000. The preferred stock to be issued by the Company will be of the same type and will be subject to the same terms and conditions as the preferred stock to be issued in connection with the Class Action Litigation described above.

C.    SEC Investigation.

      On May 3, 1995, the Securities and Exchange Commission commenced a formal investigation as to the Company. Subpoenas have been issued to the Company and certain of its current and former management and the Company and such persons have furnished various contracts, records and information.

D.    Other Litigation

      The Company is also subject, in the ordinary course of business, to a number of litigations in relation to leases for those of its stores which it has closed or relocated.

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting for the Company for 1994 was held on August 22, 1994. The following directors were elected at such meeting as per the following:


Election of Directors               For               Withhold
---------------------               ---               --------
Harley J. Greenfield             4,941,487             44,636
Fred J. Love                     4,941,487             44,636
Edward B. Seidner                4,941,487             44,636
Bernard Wincig                   4,953,487             32,636
Michael J. Colnes                4,898,987             87,136
Michael N. Rosen                 4,909,387             76,736


      As of August 27, 1994, such persons constituted the Company's Board of Directors. Donald F. Wellington, who was appointed to the Board of Directors on September 19, 1994, resigned from the Board as of December 11, 1994. Mr. Rosen resigned from the Board of Directors on November 1, 1994. On February 7, 1995, Edward Bohn and Kevin J. Coyle were appointed to the Board of Directors. Mr. Colnes resigned from the Board of Directors on February 10, 1995 citing certain disagreements with management of the Company as to certain of the Company's transactions, operations, policies and practices. Information concerning such disagreements is incorporated herein by reference to the Company's Current Report on Form 8-K dated February 10, 1995 (the "Colnes 8-K"). Mr. Love resigned on August 10, 1995. In addition to the election of directors, the appointment of BDO Seidman as auditors was ratified by a vote of 4,923,903 for; 45,865 against; and 16,355 abstaining. See "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

                               PART II


Item 5:  Market For Registrant's Common Equity and Related Stockholder Matters

     The principal market for the Common Stock during the fiscal year ended August 27, 1994 was the Nasdaq National Market(R) (the "NASDAQ NMS"). The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Common Stock as reported by the NASDAQ NMS. The Common Stock was delisted from the NASDAQ NMS effective April 17, 1995.

                                          High               Low
                                         -----              -----
 Fiscal Year 1994:
  1st Quarter.....................      $ 14 5/8          $ 11 1/2
  2nd Quarter.....................        16                12 1/4
  3rd Quarter.....................        14 3/4             8 3/4
  4th Quarter.....................        10 7/8             7 1/4

 Fiscal Year 1993:
  1st Quarter.....................      $ 10 7/8          $  7 3/4
  2nd Quarter.....................        17                10 1/2
  3rd Quarter.....................        18 5/8            13 1/8
  4th Quarter.....................        14 1/8            11 1/4


     As of November 30, 1994, there were approximately 290 holders of record and approximately 4,178 beneficial owners for the Common Stock. As of November 30, 1994, the bid and asked prices of the Common Stock were $7 1/4 and $7 3/4, respectively.

Dividend Policy

     The Company has never paid a dividend on its Common Stock and does not anticipate paying dividends on the Common Stock at the present time. The Company currently intends to retain earnings, if any, for use in its business. There can be no assurance that the Company will ever pay dividends on its Common Stock. The Company's dividend policy with respect to the Common Stock is within the discretion of the Board of Directors and its policy with respect to dividends in the future will depend on numerous factors, including the Company's earnings, financial requirements and general business conditions.

      The Company's revolving loan agreement prohibits the payment of dividends.

Item 6.  Selected Financial Data


Item 6.  Selected Financial Data
---------------------------------
The following table presents certain selected financial data for
Jennifer Convertibles, Inc. and subsidiaries:

                                                                           (in thousands, except share data)
Operations Data:                                             Year Ended    Year Ended    Year Ended    Year Ended    Year Ended
---------------------------------
                                                               8/27/94        8/31/93       8/31/92       8/31/91       8/31/90
                                                             ----------    -----------   -----------   -----------   -----------

Net sales                                                      $97,420        $64,348       $33,383       $25,999       $32,117
                                                             ----------    -----------   -----------   -----------   -----------

Cost of sales, including store occupancy,
                 warehousing, delivery and fabric protection    67,974         43,898        20,741        16,804        21,247
Selling, general and administrative expenses                    34,139         22,652        10,618         8,452        10,143
Termination of consulting agreement,
                 legal and other costs                           6,604              -             -             -             -
Write off of purchased limited partners' interests               3,482              -             -             -             -
Provision for losses on amounts due from
                 Unconsolidated Licensees                        3,284              -             -             -             -
Loss from store closings                                             -              -             -             -           233
Depreciation and amortization                                    2,091          1,583           555           518           612
                                                             ----------    -----------   -----------   -----------   -----------
                                                               117,574         68,133        31,914        25,774        32,235
                                                             ----------    -----------   -----------   -----------   -----------

Operating (loss) income                                        (20,154)        (3,785)        1,469           225          (118)
                                                             ----------    -----------   -----------   -----------   -----------
Other income (expense):
                 Royalty income                                    644            711           779           175             -
                 Interest income                                   473            674           237             -            11
                 Interest expense                                  (61)          (640)         (164)         (137)         (252)
                 Gain on sale of securities                        336             61             -             -             -
                 Other income, net                               1,374            696            74           179           109
                                                             ----------    -----------   -----------   -----------   -----------
                                                                 2,766          1,502           926           217          (132)
                                                             ----------    -----------   -----------   -----------   -----------

(Loss) earnings before income taxes (benefit),
     minority interest and extraordinary item                  (17,388)        (2,283)        2,395           442          (250)
Income taxes (benefit)                                            (322)           113           968           265           147
                                                             ----------    -----------   -----------   -----------   -----------

(Loss) earnings before minority interest and
    extraordinary item                                         (17,066)        (2,396)        1,427           177          (397)
Extraordinary item-utilization of net operating
    loss carryforwards                                               -              -           748           143             -
Minority interest share of losses                                2,449          2,902             -             -             -
                                                             ----------    -----------   -----------   -----------   -----------

Net (loss) earnings                                           ($14,617)          $506        $2,175          $320         ($397)
                                                             ==========    ===========   ===========   ===========   ===========

(Loss) earnings per common and common equivalent share:
   Before extraordinary item                                    ($2.56)         $0.09         $0.34         $0.06        ($0.13)
   Extraordinary item                                                -              -          0.16          0.05             -
                                                             ----------    -----------   -----------   -----------   -----------
Net (loss) earnings per share                                   ($2.56)         $0.09         $0.50         $0.11        ($0.13)
                                                             ==========    ===========   ===========   ===========   ===========

Weighted average number of common
   and common equivalent shares                              5,700,725      6,013,000     4,605,000     2,985,000     2,981,000
                                                             ==========    ===========   ===========   ===========   ===========

Cash dividends                                                       -              -             -             -             -
                                                             ==========    ===========   ===========   ===========   ===========

Store data:                                                    8/27/94        8/31/93       8/31/92       8/31/91       8/31/90
---------------------------------                            ----------    -----------   -----------   -----------   -----------
Company-owned stores open
                 at end of period                                   55             34            33            33            39
Consolidated licensed stores open
                 at end of period                                   99             73            28             3             -
Licensed stores not consolidated
                 open at end of period                              14             14            14            12             -
                                                             ----------    -----------   -----------   -----------   -----------
Total stores open at end of period                                 168            121            75            48            39
                                                             ==========    ===========   ===========   ===========   ===========





Balance Sheet Data:                                            8/27/94        8/31/93       8/31/92       8/31/91       8/31/90
---------------------------------                            ----------    -----------   -----------   -----------   -----------
Working capital                                                 $1,240        $11,573       $11,053        $1,615        $1,646
Total assets                                                    44,922         37,488        28,819         8,291         9,825
Long-term obligations                                              477            118        11,733           384         1,413
Total liabilities                                               37,137         15,305        16,539         4,471         6,603
Stockholders' equity                                             7,785         22,183        12,280         3,820         3,222
Stockholders' equity per share                                   $1.37          $3.69         $2.67         $1.26         $1.08

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW


     The Company is the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofabeds and companion pieces such as loveseats, chairs and recliners and specialty retail stores that specialize in the sale of leather furniture.

     For the fiscal years ended August 31, 1992 and August 31, 1993, the Company did not consolidate the operations of the LP's of which subsidiaries of the Company served as general partners. In November 1994, during the course of its audit, KPMG Peat Marwick, the Company's independent auditor at the time, advised the Company that its method of accounting for the LP's should be changed and would likely require a restatement of previously announced financial results. In addition, on December 2, 1994, as more fully discussed under "Certain Relationships and Related Transactions," a special committee of the Company's Board of Directors delivered a summary report which concluded that the Company had meritorious claims against three members of its management, the Private Company and others. The Company announced these matters publicly in a press release on December 2, 1994. As more fully discussed under "Legal Proceedings," the Company and certain of its management became involved in class action and derivative litigations relating to such matters and, on May 3, 1995, the Securities and Exchange Commission commenced an investigation relating to such matters. In November 1994, the Company determined that it should consolidate the operating losses of such LP's, to the extent they exceeded the capital contributions of the limited partners, in its financial statements for the fiscal year ended August 27, 1994 and the Company subsequently determined that such accounting treatment would have been the appropriate treatment for the 1993 and 1992 fiscal years as well. Accordingly, the 1994 consolidated financial statements include the operations of such LP's in excess of capital contributed by the limited partners as well as those of the Company and its subsidiaries. The 1993 financial statements have been restated to reflect such accounting treatment. However, information as to the 1993 fiscal year is unaudited. On May 2, 1995, BDO Seidman withdrew its opinion on the 1993 financial statements previously audited by it. The 1992 financial statements of the Company have not been restated, as the effect of consolidating the operating losses of the LP's for that year are immaterial to the previously reported results. In connection with the preparation of this 10-K filing, KPMG Peat Marwick has not given consent to the inclusion of their audit report dated November 18, 1992 on the Company's financial statements for the year ended August 31, 1992.

     The operating losses in excess of capital contributions of the LP's that are included in the consolidated financial statements are as follows:

                                                    Years Ended
                                                    -----------
                                                   (In Thousands)
                                              8/31/93           8/27/94
                                              --------          --------

Total operating losses before
  capital contributions of LP's               $(7,013)          $(9,781)
                                              --------          --------

Total capital contributions                     2,902             2,449
                                              --------          -------

         Net operating losses                 $(4,111)          $(7,332)
                                              ========          ========

     Two of the LP's, the losses of which are included in the table above for the fiscal year ended August 27, 1994 were subsequently acquired by the Company. The losses of such LP's for that year totalled $2,596,000.

     The Company relies upon the Private Company to provide and maintain all data entry processing and other related services that support its business. Employees of the Private Company provide these services as well as other related services such as all accounts payable (non-merchandise), all payroll preparation services, inventory control reporting, certain store cash recording and initial review of cash activity and store customer service.

     The Company has for all fiscal years prior to September 1, 1994 engaged the accounting firm of Jerome I. Silverman Company ("JISCO") to provide general accounting and tax services. Effective September 1, 1994, the Company terminated the accounting and tax services of JISCO and hired nineteen employees who had previously worked directly for JISCO. This group, under the direction of a new Executive Vice President and Chief Financial Officer hired on August 1, 1994, established the Company's general accounting offices.

     In the fiscal year ended August 26, 1995, the new Chief Financial Officer of the Company has been unable to establish internal controls over the financial data processed by the Private Company. Additionally, the independent auditors have disclaimed an opinion on the consolidated financial statements, in part because "the Company does not have an adequate system of internal accounting controls over the financial information processed for the Company by the Private Company". See the Report of Management included elsewhere herein discussing management's responsibility in this area and actions to be taken to rectify the issues.

RESULTS OF OPERATIONS:
FISCAL YEAR ENDED AUGUST 27, 1994 COMPARED TO YEAR ENDED AUGUST 31, 1993:

     Net sales increased by 51.4% to $97,420,000 for the fiscal year ended August 27, 1994 as compared to $64,348,000 for the year ended August 31, 1993. This increase is attributable in part to the purchase on November 30, 1993 of nine new stores (four Elegant Living and five Jennifer Leather) and the opening of 14 new Jennifer Leather stores as well as the opening of 37 new Jennifer Convertibles stores in the LP's. The balance of the increase was attributable to maturation of previously opened stores. In this connection, comparable store sales increased by 3.4%.

     All royalty income earned in the fiscal year ended August 27, 1994 has been fully reserved due to uncertainty as to the collectibility of such amounts from the Unconsolidated Licensees.

     Cost of sales increased 54.8% from $43,898,000 for the year ended August 31, 1993 to $67,974,000 for the fiscal year ended August 27, 1994. The dollar increase of $24,076,000 is attributable to the higher sales while the increase in the cost of sales as a percentage of sales from 68.2% to 69.8% is essentially due to higher store occupancy costs in the current fiscal year as a result of new store openings. Warehouse expenses of $4,871,000 and fabric protection services of $3,298,000 provided by the Private Company increased from $3,217,000 and $2,323,000, respectively, from the previous year due to the higher sales volume in the current fiscal year.

     Selling, general and administrative expenses were $34,139,000 for the fiscal year ended August 27, 1994, as compared to $22,652,000 for the year ended August 31, 1993, an increase of $11,487,000, or 50.7% over the prior year. This increase was due principally to direct costs associated with the higher number of stores in operation in the current fiscal year. Selling, general and administrative expenses as a percentage of sales was 35.0% for the fiscal year ended August 27, 1994 as compared to 35.2% in the prior year. Advertising expenses increased by $4,199,000, or 58.7%, over the prior year essentially due to the initial advertising programs for the opening of the new Jennifer Leather stores as well as the new Jennifer Convertibles stores opened by the LP's. Salaries increased $3,937,000, or 44.5%, due to the acquisition of Jennifer Leather and Elegant Living stores, expansion of Jennifer Leather and Jennifer Convertibles stores, the assumption of purchasing and advertising responsibilities from the Private Company and the hiring of additional executive officers and other staff.

     Termination of consulting agreement, legal and other costs for the fiscal 1994 period totalled $6,604,000, which included the following:

     A) A payment to JCI Consultants L.P. ("JCI") of $2,500,000 on July 29, 1994 to terminate the February 1992 consulting agreement and to enter into a related standstill agreement with JCI and its affiliates which restricts their ability to acquire more than 5% of the Company's Common Stock until August 1, 2000. The Company had previously paid $522,000 in prior fiscal years and, with the payment on July 29, 1994, JCI agreed to waive the right to receive any further consulting fees which could have totalled approximately $6,500,000 over the remaining term of the consulting agreement. In addition to this payment during the year, the Company made additional payments to JCI pursuant to the terms of the consulting agreement of $400,000 and wrote-off previously capitalized costs in connection with the agreement of approximately $572,000.

     B) Legal and accounting costs of $1,209,000 in connection with a Committee appointed by the Company's Board of Directors to investigate allegations made in a draft complaint delivered to the Company in March 1994.

     C) Legal and accounting fees totalling $618,000 for the Chief Executive Officer and President of the Company in connection with his response to the Report of the Committee of the Board of Directors.

     D) Audit fees for the fiscal year ended August 27, 1994 totalled $1,305,000, which were larger than normal due to the change in the Company's auditors referred to in Item 9, the inability to gain access to the work papers of the predecessor accounting firms, the increased scope of the review concerning the Private Company in light of the Committee report, and consolidation of the accounts of the Consolidated Partnerships.

     The write-off of $3,482,000 relates to the purchase of limited partners' interests in Jennifer LP II and Elegant Living.

     The provision for loss on amounts due from Unconsolidated Licensees of $3,284,000 is due to the uncertainty of collection.

     Interest expense decreased by $579,000 to $61,000 in the fiscal year ended August 27, 1994 due principally to the redemption of $11,500,000, 8 1/2% convertible subordinated debentures ("Debentures") on February 19, 1993.

     Interest income decreased by $201,000 to $473,000 for the fiscal year ended August 27, 1994 as compared to the prior year. The decrease reflects the sale of the investments in government securities in the second fiscal quarter of the year, and a generally lower level of interest rates paid on the Company's cash investments throughout the year.

     Other income increased to $1,374,000 in the fiscal year ended August 27, 1994 from $696,000 in the prior year. This increase is primarily attributable to adjustments related to cancelled customer orders. The prior year amount includes a one-time gain of $480,000.

     Net (loss) in the fiscal year ended August 27, 1994 was $(14,617,000) compared to net earnings of $506,000 in the prior year, an increase of loss of $15,123,000. The primary reason for the larger loss was due to the $6,604,000 in connection with the termination of the consulting agreement and the legal, accounting and other costs related to the Committee as discussed, an increase in the net operating losses of the limited partnerships of $2,851,000, the write-off of the excess of the purchase price of the limited partners' interests over their net assets acquired of $3,482,000 and the reserve for losses on amounts due from the Unconsolidated Licensees of $3,284,000.


YEAR ENDED AUGUST 31, 1993 COMPARED TO YEAR ENDED AUGUST 31, 1992:

     Net sales increased by 92.8% to $64,348,000 for the year ended August 31, 1993 as compared to $33,383,000 for the prior year. The increase in sales was due to the consolidation of the LP's and the opening of new Jennifer Convertibles stores in these LP's and an intensified merchandising and marketing effort along with an upturn in general economic conditions. The balance of the increase was attributable to the maturation of previously opened stores. In this connection, comparable store sales (those open for a full year in each period) increased by 15.2% for the year ended August 31, 1993, as compared to the prior year.

     Cost of sales increased 111.6% from $20,741,000 for the year ended August 31, 1992 compared to $43,898,000 for the corresponding 1993 period. Cost of sales increased in dollar terms due to the consolidating of the LP's and the higher sales levels. As a percentage of sales, the amounts were 68.2% as compared to 62.1% for the prior year. This percentage increase was due to higher occupancy costs and freight costs for the new LP stores. Warehouse expenses of $3,217,000 and fabric protection services of $2,323,000 provided by the Private Company increased from $1,669,000 and $1,061,000, respectively, from the previous year due to higher sales in the 1993 year.

     Selling, general and administrative expenses were $22,652,000 for the year ended August 31, 1993, representing a 113.3% increase as compared to the year ended August 31, 1992. This increase was due to the consolidating of the LP's and direct costs associated with increased sales as well as certain costs incurred in connection with the Company's licensing program. Selling, general and administrative expenses as a percentage of net sales increased to 35.2% for the year ended August 31, 1993 as compared to 31.8% for the same period in 1992, primarily due to higher opening costs in connection with the new LP stores.

     Interest expense increased 290% from $164,000 in the year ended August 31, 1992 to $640,000 for the corresponding period in 1993, due principally to the issuance in July 1992 of $11,500,000 in 8- 1/2% convertible subordinated debentures ("Debentures"), all of which were converted into Common Stock in February 1993.

     Interest income increased 184% to $674,000 for the year ended August 31, 1993 as compared to $237,000 for the corresponding period in 1992. This increase reflects the investment of funds from the sale of Debentures in July 1992 and the exercise of Common Stock warrants during fiscal 1992.

     Other income increased from $74,000 for the year ended August 31, 1992 compared to $696,000 for the corresponding 1993 period. Included in the 1993 year is $480,000 from a gain on the sale of subsidiaries as compared to $60,000 during the 1992 period.

     Net earnings for the year ended August 31, 1993 were $506,000, a decrease over the prior year of $1,669,000. This was primarily due to the consolidation of the operating losses of the LP's with the results of the Company.

LIQUIDITY AND CAPITAL RESOURCES:

     As of August 27, 1994, the Company and LP's had available working capital of $1,240,000 compared to $11,573,000 at August 31, 1993 and had available cash and cash equivalents of $13,089,000 compared to $16,182,000 at August 31, 1993.

     The Company is continuing to fund the operations of the LP's which, as described above, continue to generate operating losses. All losses of the LP's have been consolidated in the Company's consolidated financial statements. Additionally, the Company's receivables from the Private Company and the Unconsolidated Licensees, including S.F.H.C., increased by $5,249,000 in the 1994 fiscal year. These entities have losses and capital deficiencies. Accordingly, a reserve for possible non-collection of receivables in the amount of $3,284,000 for the 1994 fiscal year has been provided for amounts due from the Unconsolidated Licensees and S.F.H.C.. There can be no assurance that these receivables will be collected. The Company expects to continue to fund these operations in the future.

     In September 1996, a Partnership Restructuring Agreement ("PRA") was signed which had an effective date of December 1994. This PRA eliminated the Agreements for LP's VI, VII and VIII and took $50 of the original capital contributions for these LP's (total $150) and applied such funds as a payment towards the original Warrants received by the limited partners in connection with LP's III, IV and V. This transaction has been reflected in the financial statements at August 27, 1994 and August 26, 1995. In addition, the warrant notes aggregating $300 for the remaining 180,000 original Warrants have been extended for ten years (with 10% of principal due annually) and will bear interest at 7.12% per annum. For each annual principal payment which is not made, 10,564 of the outstanding original Warrants shall be cancelled.

     On August 31, 1993, the Company entered into a credit agreement with a bank providing a revolving credit line of up to $2,000,000. Loans under the revolving credit line will bear interest per annum equal to the higher of the Federal funds rate in effect on such date plus 1.5% or the prime rate in effect on such date plus 1%. The credit line expires August 30, 1996. The Company did not draw down on the line of credit in the fiscal year ended August 27, 1994. In February 1995, the bank advised the Company that it was in breach of certain covenants under the credit agreement because of its failure to file financial statements. In March 1996, the credit agreement with the bank was terminated.

     For the year ended August 27, 1994 and year ended August 31, 1993, the Company spent $5,021,000 and $3,894,000, respectively, for capital expenditures. The Company's capital expenditures totalled approximately $4,292,000 during fiscal 1995 for the addition of 20 Company-owned Jennifer Leather stores, relocation of offices, new systems and for general maintenance of its stores.

INFLATION:

     There was no significant impact on the Company's operations as a result of inflation during the fiscal year ended August 27, 1994.

Item 8.  Financial Statements and Supplementary Data

      See Index immediately following the signature page

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Information in response to Item 9 is incorporated by reference to the Company's Current Report on Form 8-K dated May 5, 1995, the Company's Current Report on Form 8-K dated September 20, 1994 and the Company's Current Report on Form 8-K dated February 8, 1993.

Item 10.  Directors and Executive Officers of the Company

      The names and ages of the Company's directors and the Company's executive officers as of August 27, 1994 are as follows:

                                  Position(s) with the
           Name           Age          Company
-----------------------   ---     ---------------------

Harley J. Greenfield *     50     Chairman of the Board,
                                  Chief Executive Officer
                                  and President

Fred J. Love *             48     Director
Edward B. Seidner          41     Director and Executive Vice President
Bernard Wincig             63     Director
Michael J. Colnes          38     Director
Michael Rosen              48     Director
George J. Nadel            51     Executive Vice President, Chief Financial
                                  Officer and Treasurer
Rami Abada                 35     Executive Vice President and Chief Operating
                                  Officer
Ronald E. Rudzin           32     Senior Vice President - Retail Stores
Leslie Falchook            34     Vice President - Administration
Kevin Mattler              37     Vice President - Store Operations
Howard Horowitz            44     Vice President - Real Estate/Construction
Lawrence R. Haut           34     Vice President - General Counsel and Secretary
* Mr. Greenfield and Mr. Love are brothers-in-law.

      The Company's directors are elected at the Annual Meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. The Company currently has no compensation or nominating committees.

      The Board of Directors held six meetings during the 1994 fiscal year. None of the directors attended fewer than 75% of the number of meetings of the Board of Directors or any committee of which he is a member, held during the period in which he was a director or a committee member, as applicable.

      The Board of Directors has a Stock Option Committee, which as of August 27, 1994, consisted of Messrs. Wincig and Seidner. The Stock Option Committee held one meeting during the last fiscal year. The Stock Option Committee is authorized to administer the Company's stock option plans.

      The Board of Directors has an Audit Committee, which during the fiscal year ended August 27, 1994, consisted of Mr. Colnes and William Apfelbaum. During such fiscal year, the Audit Committee held one meeting. The Audit Committee is responsible for reviewing the adequacy of the structure of the Company's financial organization and the implementation of its financial and accounting policies. In addition, the Audit Committee reviews the results of the audit performed by the Company's outside auditors before the Annual Report to Stockholders is published.

      Set forth below is a biographical description of each director and executive officer of the Company as of August 27, 1994.

Harley J. Greenfield

      Mr. Greenfield has been the Chairman of the Board, Chief Executive Officer and President of the Company since August 1986. Mr. Greenfield has been engaged for more than 25 years in the furniture wholesale and retail business and was one of the co-founders of the Private Company which established the Jennifer Convertibles concept in 1975. Mr. Greenfield is a member of the Home Furnishings Association.

Fred J. Love

      Mr. Love became a director of the Company in August 1986 and resigned on August 10, 1995. Mr. Love has been an officer and a director of the Private Company since he co-founded it with Mr. Greenfield in 1975. Mr. Love has been engaged for more than 20 years in the furniture wholesale and retail business. Mr. Love is a member of the Home Furnishings Association.

Edward B. Seidner

      Mr. Seidner became a director of the Company in August 1986 and an Executive Vice President of the Company in September 1994. From 1977 until November 1994, Mr. Seidner was an officer and a director of the Private Company. Mr. Seidner has been engaged for more than 15 years in the furniture wholesale and retail business. Mr. Seidner is a member of the Home Furnishings Association.

Bernard Wincig

      Mr. Wincig became a director of the Company in September 1986. Mr. Wincig has been an attorney in private practice since 1962. Mr. Wincig received his Juris Doctor degree from Brooklyn Law School.

Michael J. Colnes

      Mr. Colnes became a director of the Company in May 1992. Mr. Colnes has been a private investor and consultant since June 1992. From January 1991 through June 1992, he had been an investment banker for Peers & Co. From 1986 until January 1991, he was a Managing Director at the Geneva Companies, a merger and acquisitions firm. Mr. Colnes has been an attorney admitted to practice in New York since 1982. Mr. Colnes resigned as a director on February 10, 1995, citing certain disagreements with the Company, as set forth in the Colnes 8-K.

Michael N. Rosen

      Mr. Rosen became a director of the Company in April 1993. Mr. Rosen is a senior member of the law firm of Robinson Silverman Pearce Aronsohn & Berman having been with the firm for over 25 years. Mr. Rosen received his Juris Doctor degree from Harvard Law School. He is a director of Barnes & Noble, Inc. and various of its affiliated companies. Mr. Rosen resigned from the Board of Directors on November 1, 1994.

George J. Nadel

      Mr. Nadel joined the Company and became Executive Vice President, Chief Financial Officer and Treasurer in August 1994. Prior to joining the Company, from October 1989 to July 1994, Mr. Nadel was the Senior Vice President and Chief Financial Officer of Loehmann's Inc., a retail chain specializing in ladies clothing and accessories. Prior to joining Loehmann's, from June 1986 to October 1989, Mr. Nadel was the Chairman and Chief Executive Officer of The Dry Goods, Inc., a chain of discount department stores, which in November 1988 filed a Chapter XI petition in bankruptcy. Mr. Nadel has over thirty years experience in various senior financial officer positions with companies in the retail industry and is a Certified Public Accountant.

Rami Abada

      Mr. Abada became the Executive Vice President and Chief Operating Officer of the Company on April 12, 1994. Prior to joining the Company, Mr. Abada had been employed by the Private Company since 1982.

Ronald E. Rudzin

      Mr. Rudzin became Senior Vice President - Retail Stores on April 12, 1994. Prior to joining the Company, Mr. Rudzin had been employed by the Private Company since 1979. Mr. Rudzin was, and is, in charge of directing the sales force of the Company, including the Private Stores and licensed stores.

Leslie Falchook

      Mr. Falchook has been a Vice President of the Company since September 1986. Mr. Falchook is primarily involved with the internal operations of the Company. Prior to joining the Company, Mr. Falchook had been employed by the Private Company since 1982.

Kevin Mattler

      Mr. Mattler became Vice President - Store Operations on April 12, 1994 and has been with the Company since March 1988. Mr. Mattler is involved with, and supervises, the operation of the Company's licensed stores and during his tenure with the Company Mr. Mattler has been involved in all facets of its operations. Prior to joining the Company, Mr. Mattler had been employed by the Private Company since 1982.

Howard Horowitz

      Mr. Horowitz joined the Company in May 1992 and became Vice President - Real Estate/Construction on April 12, 1994. Mr. Horowitz is primarily responsible for site selection and coordinating the buildout and opening of new stores. Prior to joining the Company Mr. Horowitz was self employed as a general contractor.

Lawrence R. Haut

      Mr. Haut joined the Company in January of 1994 and became Vice-President
- General Counsel and Secretary of the Company on April 12, 1994. Prior to January of 1994, Mr. Haut had been an attorney in private practice and was associated with the law firms of Schulte Roth & Zabel from January 1986 through May 1993 and Cooperman, Levitt & Winikoff from June 1993 through December 1993. Mr. Haut received his Juris Doctor degree from Fordham University School of Law. Mr. Haut left the Company to resume the private practice of law on December 15, 1994.

      Certain of the directors and former officers of the Company are defendants in the litigation described under "Legal Proceedings" above. See also "Certain Relationship and Related Transactions."

Item 11.   Executive Compensation


                        SUMMARY COMPENSATION TABLE

     The following table sets forth compensation paid for the fiscal years ended August 27, 1994, and August 31, 1993 and 1992 (or such shorter period as such employees were employed by the Company) of those persons who were (i) the chief executive officer at August 27, 1994, (ii) the one other most highly compensated executive officer of the Company at August 27, 1994 whose total annual salary and other compensation exceeded $100,000 and (iii) one former executive officer who served as an executive officer during such fiscal year and whose total annual salary and other compensation exceeded $100,000 during such fiscal year (collectively, the "Named Executive Officers").

                                    ANNUAL         LONG-TERM
                                 COMPENSATION     COMPENSATION
                                 ------------     ------------

                                                  SECURITIES
     NAME AND                                     UNDERLYING        ALL OTHER
PRINCIPAL POSITION       YEAR      SALARY ($)     OPTIONS (#)      COMPENSATION
------------------       ----      ----------     -----------      ------------

Harley J. Greenfield,    1994      $      0(1)          0(1)          $     0
 Chairman of the         1993             0(1)     25,000(1)                0
 Board, Chief            1992             0(1)    272,047(1)                0
 Executive Officer
 and President

Leslie Falchook,         1994       144,670(2)          0                   0
 Vice President-         1993       133,000(2)     20,000(2)                0
 Administration          1992       115,539(2)          0                   0

Al Ferrara - (3)         1994       144,225        50,000              75,000
 Executive Vice
 President and Chief
 Financial Officer

-----------------

(1) In recognition of his waiver of salary for the three years ended August 31, 1991, Mr. Greenfield was granted, during fiscal 1992, options to purchase 122,047 shares of Common Stock at $4.88 per share, the market value on the date of grant. In lieu of cash compensation under his five-year employment contract, on April 6, 1992, Mr. Greenfield was granted options to purchase 150,000 shares of Common

      Stock at $8.375 per share, the market value on the date of grant. Such options vest at the rate of 30,000 shares per year, subject to acceleration for changes of control, mergers and similar events. Additionally, on January 25, 1993, Mr. Greenfield was granted fully-vested options to purchase 25,000 (as amended by an October 5, 1993 agreement) shares of Common Stock at $13.125 per share, the market value on the date of grant. Effective September 1, 1994, Mr. Greenfield began receiving a salary from the Company at an annual rate of $400,000.

(2) In the fiscal years ended August 27, 1994, August 31, 1993, and August 31, 1992, the Private Company was responsible for $-0-, $39,000 and $30,000, respectively, of such salary, as a result of such officer performing certain services for the Private Company. On January 25, 1993, Mr. Falchook was granted options to purchase 20,000 shares of Common Stock at $13.125 per share, the market value on the date of grant. Such options vest over a three-year period.

(3) Mr. Ferrara was Executive Vice President, Chief Financial Officer and Treasurer from January 1, 1994 until June 30, 1994, when his resignation from such positions became effective. In connection with such resignation, Mr. Ferrara received a severance payment in the aggregate amount of $75,000. In addition, as part of such severance the Company has agreed to purchase and transfer to Mr. Ferrara an automobile that had been leased for Mr. Ferrara's use during his tenure with the Company. In connection with Mr. Ferrara's joining the Company, he received options to purchase 50,000 shares of Common Stock at $15.50 per share, the market value on the date of grant. Such options terminated upon Mr. Ferrara's resignation.

      In addition to the aforementioned Named Executive Officers, two executive officers (Messrs. Rudzin and Abada) joined the Company in January 1994 at an annual salary of $150,000. During the fiscal year ending August 27, 1994, neither of such individuals received in excess of $100,000 and, accordingly, they are not included in the Summary Compensation Table. Effective August 1, 1994, George J. Nadel joined the Company as an Executive Vice-President and its Chief Financial Officer at an annual salary of $200,000. Lastly, effective September 1, 1994, Mr. Edward B. Seidner, a director of the Company since 1986, became an Executive Vice President of the Company and began receiving a salary from the Company at an annual rate of $300,000.

      Directors do not receive a fee for serving as such, but are reimbursed for out-of-pocket expenses incurred in connection with their services as such. In connection with a draft complaint (the "Complaint") that was delivered to the Company in March 1994, on behalf of an unnamed plaintiff, the Board of Directors appointed a Special Committee to investigate the allegations in the Complaint and certain other matters. See "Certain Relationships and Related Transactions-The Committee." Michael Colnes was the sole director comprising such committee and, for his services in such capacity during the fiscal year ended August 27, 1994, received compensation in the aggregate amount of $148,000, plus reimbursement for his out-of-pocket expenses incurred in connection with his services.

Employment Agreements

      Effective as of September 1, 1991, the Company entered into a five-year employment agreement with Harley J. Greenfield. Pursuant to such agreement, Mr. Greenfield agreed to devote his full time to the business of the Company and not to compete with the Company during the term of his employment agreement and for a period of one year thereafter. Pursuant to his employment agreement, in lieu of salary, Mr. Greenfield received options to purchase 150,000 shares of Common Stock at a purchase price of $8.375 per share, with such options vesting and becoming exercisable at the rate of 30,000 shares per year, subject to acceleration for certain changes of control, mergers, and similar events. Mr. Greenfield had waived his compensation under his prior employment agreement for the three years ended August 31, 1991. Effective September 1, 1994, Mr. Greenfield began receiving a salary from the Company at an annual rate of $400,000. The Company and Mr. Greenfield have not entered into a written employment agreement reflecting such increase. During the fiscal year ended August 27, 1994, Mr. Greenfield received approximately $708,000 of severance pay, distributions and other payments from the Private Company.

      Leslie Falchook entered into an employment agreement with the Company, dated May 1, 1992, pursuant to which he agreed to devote his full time to the business of the Company and not to compete with the Company during the term of his employment agreement and for a period of one year thereafter. Pursuant to his employment agreement (which expires August 31, 1996), Leslie Falchook received a salary at the rate of $139,000 per annum for the year ended August 27, 1994, which amount may be increased at the discretion of the Board of Directors. The Private Company agreed to pay $-0-, $39,000 and $30,000 of such salary for the fiscal years ended August 27, 1994 and August 31, 1993 and 1992, respectively, as a result of Mr. Falchook performing certain services for the Private Company with the consent of the Company.

      On May 12, 1992, the Company entered into a five-year employment agreement with Isabelle Silverman as Chief Financial Officer. Pursuant to such agreement, Ms. Silverman agreed to devote her full time to the business of the Company and not to compete with the Company during the term of her employment agreement and for a period of one year thereafter. Pursuant to her employment agreement, Ms. Silverman was receiving a salary at the rate of $125,000 per annum, and received options to purchase 40,000 shares of Common Stock at a purchase price of $8.375 per share, with such options becoming exercisable at the rate of 8,000 shares per year, subject to acceleration for certain changes of control, mergers, and similar events. Ms. Silverman resigned from her position effective January 1, 1994 and as part of Ms. Silverman's agreement with the Company to terminate her employment agreement the vesting of all 40,000 of such options was accelerated.

      Effective as of January 1, 1994, the Company entered into a five-year employment agreement with Al Ferrara as Chief Financial Officer. Pursuant to such agreement, Mr. Ferrara agreed to devote his full time to the business of the Company and not to compete with the Company during the term of his employment agreement and for a period of one year thereafter. Pursuant to his employment agreement, Mr. Ferrara received a salary at the rate of $300,000 per annum, and the Company agreed to grant him options to purchase an aggregate of 100,000 shares of Common Stock, of which options for 50,000 shares were granted on January 1, 1994, exercisable at $15.50 per share, which was the fair market value per share of Common Stock on January 1, 1994. Mr. Ferrara resigned from his positions with the Company effective June 30, 1994. In connection with such resignation the employment agreement and the options were terminated, and Mr. Ferrara received a severance payment in the aggregate amount of $75,000. In addition, as part of such severance the Company agreed to transfer title to Mr. Ferrara of the automobile that had been leased (up to such time) for Mr. Ferrara's use during his tenure with the Company and to pay all such costs of the transfer.

Stock Option Plans

      The Company has Incentive and Non-Qualified Stock Option Plans (the "Plans"), pursuant to which, as of August 27, 1994, options to purchase an aggregate of 556,547 shares of Common Stock were outstanding and under which options to purchase an aggregate of 290,453 shares of Common Stock were available for grant. In addition, options granted outside of the Plans to purchase an additional 180,000 shares of Common Stock were outstanding as of August 27, 1994. The Plans are administered by a Stock Option Committee (the "Committee") consisting of two persons appointed by the Board of Directors. As of August 27, 1994, the Committee consisted of Bernard Wincig and Edward B. Seidner. The Committee has full and final authority (a) to determine the persons to be granted options, (b) to determine the number of shares subject to each option and whether or not options shall be incentive stock options or non-qualified stock options, (c) to determine the exercise price per share of the options (which, in the case of incentive stock options, may not be less per share than 100% of the fair market value per share of the Common Stock on the date the option is granted or, in the case of a stockholder owning more than 10% of the stock of the Company, not less per share than 110% of the fair market value per share of the Common Stock on the date the option is granted),
(d) to determine the time or times when each option shall be granted and become exercisable and (e) to make all other determinations deemed necessary or advisable in the administration of the Plans. In determining persons who are to receive options and the number of shares to be covered by each option, the Committee considers the person's position, responsibilities, service, accomplishments, present and future value to the Company, the anticipated length of his future service and other relevant factors. Members of the Committee are not eligible to receive options under the Plans or otherwise during the period of time they serve on the Committee and for one year prior thereto, but may receive options after their term on the Committee is over. Officers and directors, other than members of the Committee, may receive options under the Plans. The exercise price of all options granted under or outside of the Plans equalled or exceeded the market value of the underlying shares on the date of grant.

                     OPTION GRANTS IN LAST FISCAL YEAR

      The only options granted to Named Executive Officers during the fiscal year ended August 27, 1994 were the options to purchase 50,000 shares of Common Stock at $15.50 per share granted to Mr. Ferrara. Such options were terminated in connection with Mr. Ferrara's resignation.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                       Number of Securities Underlying               Value of Unexercised
                                                          Unexercised Options at                    In-the-Money Options at
                           Shares Acquired on        Value             August 27, 1994                 August 27, 1994(1)
Name                          Exercise (#)          Realized       Unexercisable     Exercisable    Unexercisable   Exercisable
--------------------          ------------          --------       -------------     -----------    -------------   -----------
Harley J. Greenfield(2)(5)         N/A                 N/A             90,000           207,047            $0        $350,275

Leslie Falchook(3)(5)              N/A                 N/A             13,332            31,668             0         125,000

Al Ferrara(4)(5)                   N/A                 N/A                  0                 0             0               0

--------------------

(1) Amount reflects the market value of the underlying shares of Common Stock as reported on the NASDAQ National Market System on August 27, 1994 ($7.75) less the exercise price of each option.

(2) Includes (i) 122,047 options granted on September 17, 1991 at an exercise price of $4.88 per share, (ii) 150,000 options granted on April 6, 1992, at an exercise price of $8.375 per share, in connection with Mr. Greenfield's employment agreement, with such options vesting and becoming exercisable at the rate of 30,000 per year, with the first installment having become exercisable on April 6, 1993, and (iii) 25,000 options granted on January 25, 1993 at an exercise price of $13.125 per share.

(3) Includes 25,000 options granted on March 7, 1988 to Mr. Falchook at an exercise price of $2.75 per share, which options have all vested and 20,000 options granted on January 25, 1993 to Mr. Falchook at an exercise price of $13.125 per share, of which 6,668 were exercisable at August 27, 1994.

(4) Mr. Ferrara was granted 50,000 options at an exercise price of $15.50 per share on January 1, 1994. Such options were terminated in connection with Mr. Ferrara's resignation from his positions with the Company effective June 30, 1994.

(5) All options were granted at an exercise price equal to the market value of the underlying Common Stock on the date of grant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of August 27, 1994, information regarding the beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to be the owner of more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers (as defined in Item 11) and (iv) by all directors and executive officers of the Company as a group:

                                 Amount and Nature         Percent (%) of Class
                                  of Beneficial              Outstanding as of
Beneficial Owner                   Ownership(1)               August 27, 1994
----------------                 -----------------         --------------------

Harley J. Greenfield               1,289,000 (2)                  21.8%
Fred J. Love                         585,662 (2)                  10.3
Edward B. Seidner                    604,662 (2)                  10.5
Jara Enterprises, Inc. ("Jara")      343,579 (3)                   6.0
Bernard Wincig                       119,573 (4)                   2.1
Michael J. Colnes                      8,332 (5)                   *
Michael Rosen                          4,166 (6)                   *
Leslie Falchook                       56,668 (7)                   0.1
Al Ferrara                                 0                       0

All directors and executive        1,653,492 (2)(3)(4)(5)(6)(7)   27.0
officers as a group (thirteen                     (8)
 (13) persons)
-----------------

*   Less than 1.0%



(1) All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

(2) Includes as to each such individual, the 343,579 shares of Common Stock beneficially owned by Jara. As of August 27, 1994, Messrs. Greenfield, Love and Seidner each owned 33-1/3% of Jara, although Mr. Greenfield's interest was in a voting trust administered by Messrs. Love and Seidner and Owen Wincig, the son of Bernard Wincig, a director of the Company. With the exception of 6,250 shares owned directly by Mr. Seidner, as of August 27, 1994, Messrs. Love and Seidner had each placed their directly owned shares of the Company's Common Stock in a voting trust, expiring October 15, 1996, administered by Mr. Greenfield as voting trustee. Mr. Greenfield has the power to vote or direct the vote of the shares of Common Stock in such trust. Accordingly, the number of shares shown as owned by Mr. Greenfield includes the shares as to which he is voting trustee. Mr. Greenfield and Mr. Love are brothers-in-law. See "Certain Relationships and Related Transactions." All shares directly owned by Messrs. Greenfield, Love and Seidner were, as of August 27, 1994, pledged to an investment bank to secure certain obligations to such investment bank. The address of Messrs. Greenfield and Seidner is c/o Jennifer Convertibles, 419 Crossways Park Drive, Woodbury, New York 11797. The address
                                   35
    of Fred J. Love is c/o Jennifer Convertibles, 245 Roger Avenue, Inwood, New York 11696. Includes, as to Mr. Greenfield only, 207,047 shares of Common Stock underlying vested stock options but does not include 90,000 shares of Common Stock underlying stock options not vested as of August 27, 1994. See "Executive Compensation." Does not include 1,200,000 shares of Common Stock underlying options, which become exercisable on April 1, 1996, owned by JCI Consultant, L.P. ("JCI") and as to which Mr. Greenfield would be voting trustee. See "Certain Relationships and Related Transactions."

(3) Includes shares of Common Stock owned by three of Jara's wholly-owned subsidiaries. Jara's address is 245 Roger Avenue, Inwood, New York 11096. Does not include 50,000 shares of Common Stock pledged to Jara by Rami Abada, who became an executive officer of the Company in April 1994.

(4) Includes 8,800 shares of Common Stock owned by Mr. Wincig's wife.

(5) Does not include 4,168 shares of Common Stock underlying stock options granted, which have not yet vested, but does include 8,332 shares of Common Stock underlying options which have vested.

(6) Does not include 8,334 shares of Common Stock underlying stock options granted, which have not yet vested, but does include 4,166 shares of Common Stock underlying options, which have vested.

(7) Does not include 13,332 shares of Common Stock underlying options granted, which have not yet vested, but does include 31,668 shares of Common Stock underlying options which have vested.


(8) Includes 75,000 shares of Common Stock underlying options granted to executive officers of the Company other than Named Executive Officers, which options have vested.



    Based on the Company's review of reports filed by directors, executive officers and 10% shareholders of the Company on Forms 3, 4 and 5 pursuant to
Section 16 of the Securities and Exchange Act of 1934, all such reports were filed on a timely basis during fiscal year 1994.

Item 13.   Certain Relationships and Related Transactions



The Private Company



    In 1975, Harley J. Greenfield and his brother-in-law, Fred J. Love, formed the Private Company and created the Jennifer Convertibles concept with a single store on Park Avenue South in New York City. In 1977, they were joined by Edward B. Seidner and together the three expanded the Private Company until, by 1986, there were 21 Jennifer Convertibles stores operating in New York. The Company was incorporated in Delaware in August 1986 with the goal of expanding Jennifer Convertibles throughout the United States. To this end, an affiliated company, owned by Messrs. Greenfield, Love and Seidner (the "Licensor"), granted the Company the perpetual royalty-free, exclusive license (the "License") to use, sublicense and franchise the use of the trademark "Jennifer Convertibles(R)" which permitted the Company to open Jennifer Convertibles stores outside of New York State and the Private Company agreed, under the Original Warehousing Agreement, to support the Company by providing access to its warehousing and distribution facilities and by permitting the Company to take advantage of the Private Company's merchandise purchasing power (see "Business - Warehousing"). On March 18, 1987, the Company completed its initial public offering with five Jennifer Convertibles stores in New Jersey and Connecticut.



    As of August 27, 1994 (and until November 1994 when Messrs. Greenfield and Seidner sold their interests in the Private Company for a long-term note and options to purchase the Common Stock owned by Mr. Love and the Private
Company), Harley J. Greenfield (the Chairman of the Board, Chief Executive Officer, President and a principal stockholder of the Company), Fred J. Love
(a director and principal stockholder of the Company as of August 27, 1994)
and Edward B. Seidner (a director, officer and principal stockholder of the Company) each owned 33-1/3% of Jara, which, together with its subsidiaries, comprises the Private Company, which owns or licenses the Private Stores. Following such sale, Mr. Love beneficially owns 100% of the Private Company.
The Private Company is responsible for the warehousing for the Company-owned stores, the Company's licensed stores and the Private Stores, and leases and operates the Warehouse Facilities. Until December 31, 1993, the Private
Company was also responsible for the purchasing and for certain advertising and promotional activities for the Company-owned stores, the Company's licensed stores and the Private Stores. Effective January 1, 1994, the Company assumed the responsibility for purchasing and advertising for itself, its licensees, and the Private Stores. The Private Company is responsible for an amount which approximates its pro-rata share of all advertising production costs and costs of publication of promotional material within the New York area. Until October 28, 1993, a corporation of which Messrs. Greenfield,
Seidner and Love each owned 33-1/3% (the "Licensor") owned the trademarks "Jennifer Convertibles(R)" and "With a Jennifer Sofabed, There's Always a
Place to Stay(R)" (collectively the "Marks"). On October 28, 1993, the Marks were assigned to the Company from the Licensor for nominal consideration, and the Company agreed to license such Marks to Jara in New York, as described below. Mr. Love is, and until November 1994, Mr. Seidner was, an executive officer and director of Jara and the Licensor and each receives substantial income from the Private Company. During the fiscal year ended August 27, 1994, Mr. Seidner received approximately $672,000 of salary, distributions and other payments from the Private Company. During the fiscal year ended August 27, 1994, Mr. Greenfield received
                                   37
approximately $708,000 of interest, severance pay, distributions and other payments from the Private Company. As of August 27, 1994, Mr.
Greenfield's stock in Jara was in a voting trust administered by Messrs. Love and Seidner and Owen Wincig, the son of Bernard Wincig, a director of the Company. With the exception of 6,250 shares owned directly by Mr. Seidner, as of August 27, 1994, the shares of Common Stock directly owned by Messrs. Love and Seidner were in a voting trust, expiring October 15, 1996, administered by Mr. Greenfield as voting trustee. In November 1994, Mr. Greenfield and Mr. Seidner sold their interests in the Private Company in exchange for notes (the "Jara Notes") and options (the "Buy-Out Options") to purchase the Common Stock owned by Mr. Love and the Private Company. The Jara Notes are $10,273,204 in aggregate principal amount ($5,136,602 owned by Mr. Greenfield and $5,136,602 owned by Mr. Seidner), bear interest at a rate of 7.5% per annum and are due in December 2023. Only interest is payable on the Jara Notes until December 1, 2001, and thereafter principal is payable monthly through the maturity date.
The Jara Notes are secured by (i) a security interest in the Private Company's personal property, (ii) Mr. Love's personal guarantee of the Private Company's performance under the Jara Notes, and (iii) a stock pledge by Mr. Love of his stock in the Private Company to secure his obligations under the guarantees. Subject to court approval of the Settlement Agreement, Messrs. Greenfield and Seidner have agreed to subordinate, until January 1, 1999, their right to receive payments in respect of the Jara Notes, if the Private Company is in default in the payment of any cash obligation to the Company arising after August 7, 1996, subject to offset as between Messrs Greenfield and Seidner and the Private Company. Such subordination does not apply to any distribution in respect of a disposition of substantially all of the assets of the Private Company. The Buy-Out Options are exercisable for an aggregate of 585,662 shares of Common Stock (292,831 by Mr. Greenfield and 292,831 by Mr. Seidner) at a price of $15.00 per share until they expire on November 7, 2004.



The License



    Pursuant to a license agreement between the Company and Jara, Jara has the perpetual, royalty-free right to use, and to sublicense and franchise the use of, the Marks in the State of New York. The license is exclusive in such territory, subject to certain exceptions.



The Purchasing and Warehousing Agreement



    Prior to January 1, 1994, the Private Company and the Company were parties to a Warehousing and Purchasing Agreement (the "Original Warehousing Agreement") pursuant to which the Private Company was obligated to make merchandise available to the Company on the same basis as such merchandise was made available to the Private Stores and was obligated to promptly order merchandise requested by the Company to fill special orders. The Original Warehousing Agreement provided that the Private Company would sell such merchandise to the Company at the Private Company's cost. Additionally, the Private Company was obligated to provide certain warehousing and handling services to the Company for up to 100 Company-owned stores and 200 Company licensed stores. In return, the Company paid the Private Company a fee equal to 5% of the retail selling price of all merchandise (including the retail selling price of any related services, such as fabric protection and merchandise warranties) delivered to customers of the Company's stores from the warehouse facilities operated by the Private Company, plus 5% of the retail selling price of all merchandise delivered from such warehouse facilities to Company-owned stores for display purposes. Effective January 1, 1994, the Company assumed the responsibility for purchasing for itself, its licensees and the Private Company. However, the Private Company continued to provide warehousing and handling services as described above. During the fiscal year ended August 27, 1994, the Company and the LPs paid warehouse fees to the Private Company aggregating approximately $4,871,000. During the fiscal year ended August 27, 1994, the Company and the LPs also purchased from the Private Company approximately $18,230,000 of merchandise and from January 1, 1994 (when the Original Warehousing Agreement was amended as described below) through August 27, 1994, the Private Company purchased from the Company approximately $7,478,000 of merchandise. Under the terms of the Warehousing Agreement, however, the Company was not obligated to use the Private Company's warehouse facilities or purchase through the Private Company. As part of the transfer of the purchasing function, the Private Company, agreed to pay $1,000,000 representing discounts and allowances received from suppliers with respect to merchandise previously delivered. Such payment was in the form of a note, dated May 28, 1994, calling for payment in 36 equal monthly installments and bearing interest at 8% per annum. The Private Company made $27,778 of payments on such note during the fiscal year ended August 27, 1994, leaving $972,222 principal amount outstanding as of August 27, 1994. The Private Company retained the right to receive discounts and allowances on merchandise purchased through the Company. The Company paid to the Private Company approximately $471,000 during fiscal 1994 representing such discounts and allowances.



    By agreement, dated May 19, 1995, between the Company and the Private Company, the parties agreed to settle a discrepancy as to certain discounts and allowances on merchandise owed to the Company by the Private Company and certain licensees managed by the Private Company for the period from January 1, 1994 to April 30, 1995. The agreement provides that the Private Company will pay the Company $473,000, $200,000 of which was paid in May 1995 and agreed to pay the balance in five equal installments (inclusive of interest at a rate of 10.5% per annum) through November 1, 1995. As of December 1995, all of such amounts had been paid. In addition, the Company agreed, beginning in May 1995, to pay the Private Company its share of discounts and allowances within 30 days of the end of each month.



    As set forth in "Business-Warehousing," the Private Company also provides certain other services at the Warehouse Facilities, including arranging for goods to be delivered to the Warehouse Facilities, satellite warehouses and customers and providing fabric protection, customer service and warranty services. The Private Company is reimbursed by the Company and its licensees for freight charges on deliveries to the Warehouse Facilities at the manufacturer's freight rate. The Private Company also provides fabric protection services, including a life-time warranty, to customers of the Company and its licensees. The Company retains approximately 2/3 of the revenues from fabric protection and the warranty. During the fiscal year ended August 27, 1994, the Company and the LPs paid $2,122,000 and $3,298,000, respectively, to the Private Company for freight charges and fabric protection. See "The Committee Report" below.

    As of August 27, 1994, the Warehouse was owned (subject to a ground lease) equally by two corporations, one of which is owned 33-1/3% by each of Messrs. Greenfield, Love and Seidner and the other
                                   39
of which is partially owned by the brother-in-law of Isabelle Silverman, the Company's Vice President-Finance and Treasurer from May 1, 1992 to January 1, 1994. On June 29, 1988, the Company acquired a 10-year option to purchase the Warehouse (subject to a ground lease) for its appraised value, as of June 1988, of $9,000,000, increasing each year by $900,000. The option was granted in consideration of the guarantee by the Company, and others, of $6,500,000 of mortgage financing on the Warehouse. Unless an event of default occurs, only interest is payable on the mortgage financing until its maturity. The guarantors, other than the Company (i.e., Jara and Messrs. Greenfield, Love and Seidner), agreed to indemnify the Company against any loss under the guarantee and agreed to pay the Company an annual guarantee fee of $32,500, representing 1/2 of 1% of the amount guaranteed. As of August 31, 1993, the mortgage was refinanced and the amount guaranteed by the Company was reduced from $6,500,000 to $5,000,000 (which mortgage was scheduled to become due on October 7, 1994). The mortgage was refinanced again in October 1994 and is due over a five-year period with a final maturity date of October 7, 1999. The Company guaranteed a portion of the debt equal, at any time, to 60% of the aggregate amount of the debt then outstanding. The other guaranty and indemnity arrangements as to such refinancing are the same as for the original financing, and the Company is to receive an annual guarantee fee of 1/2 of 1% of the amount guaranteed, which was $25,000 in fiscal 1994. The Company also guarantees the lease for the Private Company's satellite warehouse in California. Such lease expires on September 30, 1998 and the annual base rent is: $133,000. Pursuant to an agreement dated September 1, 1993, the Company is indemnified against any liability arising under such guaranty by the Private Company.



The Advertising Agreement



    On November 3, 1986, the Company entered into an agreement (the "Advertising Agreement") with the Private Company pursuant to which the Private Company and the Company cooperated in certain marketing activities. As discussed below, the Advertising Agreement terminated effective January 1, 1994. Under the Advertising Agreement, the Company selected, on a case-by-case basis, whether to participate with the Private Company in, and contribute to, a particular advertisement or program of advertisements. The Company was not bound to participate or contribute unless it so elected and unless the Company and the Private Company agreed on the substance, distribution and relative costs of the advertising. The Advertising Agreement contemplated that the Company would bear an equitable portion of the cost of advertising which benefitted the Company's New Jersey and Connecticut stores and set forth certain guidelines for determining the respective costs to the Private Company and the Company in cases where the two elected to cooperate, including the number of the Company's stores, as compared to the Private Stores, benefitted by such advertising and the number of targeted consumers of each estimated to be reached by such advertising. The Advertising Agreement also provided that in no event would the Company's cost under such agreement exceed 8% of the aggregate sales of the Company's New Jersey and Connecticut stores. The Advertising Agreement only applied to the Company's advertising in New Jersey and Connecticut. The Company had a similar agreement for its stores located in New York, except that such stores paid a flat 8% of sales for advertising. During the fiscal year ended August 27, 1994, the Company expended approximately $3,786,000, under both of the advertising agreements with the Private Company. The advertising agreements with the Private Company were terminated effective January 1, 1994, and the Company assumed the responsibility for advertising for itself, its licensees, and the Private Company. Under the new arrangement, the Private Company bears an amount approximating its pro-rata share of all advertising production costs and costs of publication of promotional advertising material within the New York area. During the fiscal ended August 27, 1994, the Company charged the Private Company $1,360,000 representing such share from January 1, 1994.



Other Matters



    As described under the heading "The Committee" below, a committee of the Board of Directors consisting of Michael Colnes concluded that the Company had claims against Messrs. Greenfield, Love, Seidner and the Private Company.



JCI



    JCI, the holder of options to purchase up to 1,200,000 shares of Common Stock, and a consultant to the Company pursuant to a consulting agreement (the "Consulting Agreement"), became entitled to nominate one person to the Company's Board of Directors on April 1, 1993 and was to remain so entitled for so long as it beneficially owned at least 5% of the Company's outstanding Common Stock. JCI's nominee was Glenn S. Meyers who was appointed to the Board of Directors, but who was not nominated for reelection at the August 22, 1994 meeting of stockholders. The Consulting Agreement provided that the Company would pay JCI an amount each quarter equal to the greater of (i) 10% of the Company's pre-tax income for such quarter and (ii) $100,000, provided that the total fees payable under the Consulting Agreement were not to exceed $7,980,000. For the fiscal year ended August 27, 1994, the Company paid JCI $400,000 pursuant to the Consulting Agreement. On July 28, 1994, the Company entered into an agreement to terminate the Consulting Agreement for $2,500,000. At such time, $6,500,000 of the $7,980,000 maximum to be paid under the Consulting Agreement remained to be paid. In connection with the termination agreement, JCI agreed not to acquire more than an additional 5% of the Common Stock until July 28, 2000.



    Related parties of JCI also own a majority limited partnership interest in Jennifer Chicago, L.P. (the "Chicago Partnership"), an LP which operates, pursuant to a license agreement with the Company, 18 Jennifer Convertibles stores in the Chicago, Illinois area, and, until the Company purchased it as of September 1, 1994, Jennifer L.P. II ("L.P. II"), an LP which operated, pursuant to a license agreement with the Company, 22 Jennifer Convertible stores in the Detroit, St. Louis, Indianapolis, Milwaukee and Kansas City metropolitan areas. During the fiscal year ended August 27, 1994, the Company earned $1,203,000 of royalties from the Chicago Partnership and L.P.II, which are not separately shown in the financial statements due to the consolidation of such LPs for financial statement purposes.

    On November 24, 1992, Selig Zises, an affiliate of JCI as well as the majority limited partner in the Chicago Partnership, agreed to invest an aggregate of $1,250,000 in L.P. II. The investment was to be made on the same terms as the investment in the Chicago Partnership was made. Mr. Zises ultimately invested

$670,000 in L.P. II. As of August 27, 1994 the Company had outstanding loans to L.P. II in an aggregate amount of $3,012,000, which loans were payable in November 1995, with 12% interest due and were secured by the inventory of L.P.
II. In addition, at August 27, 1994, the Company had advanced approximately $951,000 and had a receivable owing from L.P. II of approximately $1,248,000 resulting from purchases made on behalf of L.P. II. Due to disagreements between Mr. Zises and the general partner of L.P. II, a wholly-owned subsidiary of the Company, and the Company effective September 1, 1994, the Company purchased Mr. Zises' interests in L.P. II for $750,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."



JC Real Estate Ventures



    During fiscal 1994, JC Real Estate Ventures Inc. ("Ventures"), an affiliate of JCI, acted as a consultant to the Company in connection with site selection and other leasing activities in connection with the Company's licensing program. Ventures receives fees from the Company's licensees for such services. From time to time, JCI has also received certain fees from the Company's licensees.



Elegant Living Partnership



    Effective November 30, 1993, the Company acquired, for $2,250,000, the limited partner's interest in the Elegant Partnership through the Private Company, which had owned the option to acquire such interest from the limited partner for $2,250,000. See "Business - Licensing Arrangements."



Other Matters



    Isabelle S. Silverman, the Company's Vice President - Finance, Treasurer and Secretary from May 1, 1992 to January 1, 1994, is the daughter-in-law of Jerome I. Silverman, the sole proprietor of JISCO, an accounting firm which, until August 27, 1994, provided, through its personnel, substantial accounting, clerical and administrative services to the Company, the LPs and the Private Company. The Company and the LPs paid JISCO an aggregate of $921,000 during the fiscal year ended August 27, 1994 and such firm also received fees from certain of the Company's Unconsolidated Licensees. Investors in a number of the Company's licensees are clients of JISCO. By contract dated July 29, 1994, the Company terminated its retention of JISCO, effective August 27, 1994, and purchased, for approximately $257,000, assets of JISCO related to the accounting, administrative and clerical services previously rendered by JISCO to the Company, including obtaining the lease for approximately 6,997 square feet of space at 417-419 Crossways Park Drive, Woodbury, New York. In addition, Isabelle Silverman's brother-in-law is the 50% owner of a corporation which owned 50% of the Warehouse until December 1, 1994. As described under the heading "The Committee" below, a committee of the Board of Directors consisting of Michael Colnes concluded that the Company had claims against Jerome I. Silverman and Isabelle Silverman. In this connection, during fiscal

1994, the Company advanced $83,000 to a law firm representing Fred Love, the Private Company, Jerome I. Silverman and JISCO for legal fees incurred in connection with the report.



    Leslie Falchook, the Company's Vice President - Administration and his brother, who was an officer of the Company from 1986 until 1992, was the owner of 49% of one of the Private Stores until 1993.



    In January, 1994, Rami Abada, the Company's Executive Vice President and Chief Operating Officer, and Ronald Rudzin, the Company's Senior Vice President - Retail Stores, joined the Company. Mr. Abada and Mr. Rudzin each own interests in certain licensed Jennifer Convertibles stores. Mr. Abada owns a 20% interest in one corporation which owns six licensed Jennifer Convertibles stores. During the year ended August 27, 1994, such corporation incurred approximately $252,000 in royalties and $1,390,000 for merchandise purchases owed to the Company and also made principal and interest payments to the Company of approximately $121,000 in respect of a 9% secured note, due December 31, 2001, in the original principal amount of $810,000 (which principal amount was $661,000 as of August 27, 1994). In addition, such corporation owes the Company $500,000 principal amount under a Revolving Credit Agreement pursuant to which all available revolving credit loans have been drawn down. Such loans bear interest at prime plus 3% and were due on June 1, 1995 but not paid. Mr. Abada also owned a 20% interest in each of two corporations, which each own a licensed Jennifer Convertibles store. During the year ended August 27, 1994, such corporations incurred an aggregate of approximately $106,000 in royalties and $489,622 for merchandise purchases owed to the Company. Mr. Rudzin owns four licensed Jennifer Convertibles stores and his father owns two licensed Jennifer Convertibles stores which during the fiscal year ended August 27, 1994 incurred approximately $126,000 (for Mr. Rudzin's stores) and $148,000 (for Mr. Rudzin's father's stores) of royalties and $715,440 (for Mr. Rudzin's stores) and $776,299 (for Mr. Rudzin's father's stores) for merchandise purchases. During the fiscal year ended August 27, 1994, Mr. Abada received $315,168 of salary, distributions and other payments from such licensees and the Private Company and Mr. Rudzin received $152,331 of salary, severance pay, distributions and other payments from such licensees and the Private Company. Amounts owed to the Company as of August 27, 1994 by the corporate licensees referred to above (each of which is an Unconsolidated Licensee) have been fully reserved against in the accompanying financial statements due to uncertain collectibility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."



    The Company and the Private Company, from time to time, use Wincig & Wincig, a law firm of which Bernard Wincig, a director of the Company and a stockholder, is a partner. Mr. Wincig owns a 20% interest in two Private Stores. Mr. Wincig received approximately $371,000 of legal fees from the Company and the LPs and an aggregate of approximately $420,000 of distributions from such Private Stores (representing amounts accrued over several years) and legal and consulting fees from the Private Company during the fiscal year ended August 27, 1994. From October 15, 1986 until November 1994, Mr. Wincig's son, a stockholder and a partner of Wincig & Wincig, was a director of Jara and was one of three voting trustees of the voting trust established in respect of Mr. Greenfield's shares in the Private Company.

    Michael Rosen, a director of the Company during fiscal 1994, is a senior member of the law firm of Robinson Silverman Pearce Aronsohn & Berman, which firm provides certain legal services to the Company from time to time.



    William Apfelbaum, a director of the Company during fiscal 1994, is the Chief Executive Officer of Transportation Displays, Inc. ("TDI"), a company which provides certain advertising services to the Company and the LPs. During the fiscal year ended August 27, 1994, the Company and the LPs paid TDI $219,000 for such services.

The Committee Report



    On April 12, 1994, the Company's Board of Directors established a committee consisting of one director, Michael Colnes ("Colnes"), to investigate (i) allegations set forth in a draft complaint (the "Draft Complaint") delivered to the Company by counsel to Selig Zises and Glenn S. Meyers and (ii) related party transactions. Colnes was assisted in such investigation by the law firm of Schulte Roth & Zabel and the accounting firm of Ernst & Young, LLP. On December 2, 1994, Colnes delivered a summary report (the "Summary Report") concluding that the Company had meritorious claims against Harley J. Greenfield, Edward B. Seidner, Fred J. Love, the Private Company, Isabelle Silverman, and Jerome I. Silverman, a senior advisor to the Company. On January 26, 1995, Colnes delivered the final report (the " Committee Report"), which reaffirmed substantially all the conclusions contained in the Summary Report.



    In March 1995, the Company's Board of Directors received the response (the "Response") to the Committee Report. The Response, which was prepared on behalf of Mr. Greenfield, by the law firm of Skadden, Arps, Slate, Meagher & Flom and Ten Eyck Associates, Inc., an independent consulting firm headed by Ernest Ten Eyck, formerly an assistant chief accountant at the Securities and Exchange Commission, concluded that there were no valid claims. The Response stated, among other things, that "Based upon its unrestricted review of the books and records of both the Private Company and the Company...Ten Eyck found nothing in the Company-Private Company relationship that appears to be improper or reflects adversely on the integrity of the senior management of the Company, including Mr. Greenfield."



    Set forth below is a brief summary of those matters as to which the Committee Report recommended that the Company take legal action and the Response's reply. As set forth under "Legal Proceedings," in March 1996, the Company signed a Memorandum of Understanding designed to settle the issues raised by the Committee Report. See "Legal Proceedings."



Rebates



    A.  The Committee Report



    The Committee Report concluded that there were meritorious claims relating to rebates received by the Private Company from merchandise vendors, which were passed on to the Company, but not to the Company's licensees. The claims fall into three categories: (i) that the rebates paid to the Company were paid annually, rather than upon receipt by the Private Company, (ii) that rebates with respect to licensees were retained by the Private Company rather than paid to the Company, including, for a short period, rebates with respect to licensees which had entered into purchasing and warehousing contracts directly with the Company instead of with the Private Company, and (iii) that, when the Private Company agreed to transfer the rebates from licensees to the Company effective as of January 1, 1994 and agreed to give the Company a note (the

"Rebate Note") for $1,000,000 representing the amount of rebates for previously delivered merchandise, representatives of the Private Company misrepresented to the Company's Board of Directors that the Private Company did not have sufficient funds to pay the Rebate Note, on the basis of which misrepresentation the Board agreed to accept the Rebate Note rather than pressing for payment in cash.



    B.  The Response



    The Response asserts that the Private Company was not contractually obligated to pass such rebates along to the Company and that the Committee Report acknowledged that such rebates were passed along as a matter of practice and not contract. The Response also asserts that the agreements with the licensees were quite clear that the licensees were not entitled to such rebates and that, during all relevant times, the purchasing and warehousing functions were performed for licensees entirely by the Private Company and were not and could not have been performed by the Company. The Response concludes that since the Company was not entitled to the rebates (but only received them as an accommodation), the Company can not complain about delay in the payment of such rebates. The Response also takes the position that due to a miscalculation the Company received approximately $450,000 in excess rebates for the fiscal years 1988 through 1993 which really belonged to the Private Company. In addition, the Response states that, since the Private Company was providing all the services to licensees, it would have been an unfair windfall for the Company to receive the related rebates. As to the Rebate Note, the Response argues that (1) since the Company is not entitled to rebates there was no misrepresentation and asserts that the Private Company had no obligation to pay the $1,000,000 at all, and (2) the Note bears interest, provides for an increased interest rate in the event of default and is being paid in a timely manner.



Fabric Protection



    A.  The Committee Report



    The Private Company provides fabric protection services, including a life-time warranty, to those customers of the Company and its licensees who purchase such services. Approximately 2/3 of the revenues from fabric protection are retained by the Company and its licensees. The remaining 1/3 (approximately $3,300,000 paid by the Company and the LPs for the year ended August 27, 1994) was paid to the Private Company and has been used, according to the Response, to cover the cost of fabric protection and warranty services and to fund the provision of additional services to the Company and the LPs which the Private Company was not obligated to provide. The Committee Report concluded that since the Company's Board of Directors had never approved the arrangement, the Company had a claim against the Private Company for an amount equal to the profit made by it for providing such services.

    B.  The Response



The Response cites provisions of Delaware law to the effect that a related party transaction does not need to be approved by the disinterested members of the Board if the transaction is fair. The Response states, based on a survey of the prices charged for fabric protection by a number of non-affiliated third parties (which do not provide a life-time warranty) and certain consultants, that the price charged by the Private Company is "not only fair, but generous." Accordingly, the Response concludes that the Company has no claim for damages regarding fabric protection.



Freight Charges



    A.  The Committee Report



    The Private Company charges the Company and its licensees for delivery of merchandise from the manufacturer to its warehouse at a price equal to the manufacturer's freight rate for such delivery. The Original Warehousing Agreement was silent as to freight charges, other than for the statement that purchasing should be done "at cost." The amended warehousing agreement and purchasing agreement, each entered into in December 1993 (the "New Agreements"), specifically provided that the freight delivery component of cost should be based on the manufacturer's freight rate. From time to time, the Private Company hires independent truckers to deliver merchandise to its warehouse at a price less than the manufacturer's freight rate. The Committee Report concluded that the Company has a claim for the difference between the freight rate and the amount charged by the independent truckers.



    B.  The Response



    The Response states that the Private Company actually charged the Company significantly less than "cost" for freight, primarily because the Private Company did not separately bill the Company for certain costs which it incurs for delivering merchandise from the central warehouse in New York to satellite warehouses or local distribution or staging areas in territories outside of New York. Accordingly, the Response concludes that the Private Company has not made any money on freight charges to the Company.

Assumption of Purchasing Responsibilities



    A.  The Committee Report



    In connection with the Company's assumption from the Private Company of the merchandise purchasing function, effective January 1, 1994, the Committee Report claimed that Messrs. Greenfield, Love, Seidner and Silverman and Mrs. Silverman (i) misled the Company's Board of Directors that assuming the purchasing function would not entail additional cost (in connection with the transfer of the purchasing function, two new officers were appointed to the Company and six former employees of the Private Company, with salaries aggregating $166,000 per annum, became employees of the Company) and (ii) caused licensees to pay receivables of approximately $4,300,000 to the Private Company instead of to the Company, thereby allowing the receivable from the licensees (which the Committee believed to be insolvent) to grow.



    B.  The Response



    The Response argues that there was no misrepresentation and that, among other things, disclosure in the Company's prior public filings had clearly indicated that the assumption of the purchasing function would involve additional costs. In addition, the Response notes that the addition of certain of the six employees was unrelated to the assumption of the purchasing function. The Response also states, among other things, that payments of receivables by licensees were made, as is customary, on the basis of oldest receivables first. Amounts due to the Private Company that were paid were for periods prior to December 31, 1993 and amounts due to the Company were for the period subsequent to January 1, 1994.



Pass Through of Credit From Supplier



    A.  The Committee Report



    According to the Committee Report, a principal supplier to the Company, the Private Company and the licensees gave a credit to the Private Company of $50,000 for each new Jennifer Convertibles store opened between September 1991 and February 1994 for a total of $3,500,000 million. The Committee concluded that this transaction was not disclosed to the Company's Board of Directors and that the Private Company should have passed such loans on to the Company's licensees, and that the Company was damaged by its failure to do so.

    B.  The Response



    The Response indicates that the arrangement between the Private Company and its supplier was never intended to be passed along to the Company's licensees. Pursuant to the Purchasing Agreements with the licensees, the Private Company bore most of the risk of carrying inventory and the terms upon which such licensees purchased from the Private Company, including payment terms, were set forth in the contracts with such licensees. In addition, because the credit was actually a loan which bore interest at 3% above prime, the Private Company did not benefit from, and the Company was not damaged by, the failure to pass the credit along to the licensees.



Use of Rebates and Supplier Credit to Develop Warehouses



    A.  The Committee Report



    The Committee Report states that the use by the Private Company of licensee rebates and supplier credits for which the Committee Report concluded (as set forth above) the Company had a claim in order to extend the Private Company's warehouse system was a usurpation of corporate opportunity which belonged to the Company.



    B.  The Response



    The Response states that for the reasons discussed earlier the Company does not have a valid claim for the credits or the rebates and that, in any event, the warehousing function has always been performed by the Private Company since the Company's inception, and the Company has not had, until recently, the financing to open its own warehouse or the inclination to use such financing to open warehouses instead of stores. The Response, therefore, concludes that there was no usurpation of corporate opportunity.



Other Claims



    A.  The Committee Report



    Among other things, the Committee Report also concluded that the Company had claims for breach of fiduciary duty against the principal officers of the Company relating to the obstruction of its work by denying it full access to the books and records of the Private Company and for improper delegation of authority by Messrs. Greenfield, Seidner and Love to Mr. Silverman.

    B.  The Response



    The Response contends there is no support for the claim as to obstruction against Mr. Greenfield (who on several occasions voiced his support of Colnes' request for access) and indicates that Delaware law permits delegation of certain duties.



    The Colnes Letter



    On or about November 22, 1994, Colnes sent a letter to Harley Greenfield as President of the Company, calling Mr. Greenfield's attention to certain information which had come to Colnes' attention during the previous few days through his work on the Committee (the "Letter").



    The Letter reviewed certain transactions recorded on the books and records of S.F.H.C., the owner of six licensee stores, the Private Company and its affiliates, the Company, and certain LPs (LPs III through V). Based on his review of the transactions, the Letter sets forth the following conclusions:



    (a) "It appears... that Private Company funds [totalling $300,000] were used by S.F.H.C. to acquire the stock of Summit"(2) Investment Group, Inc. ("Summit") from the Company, and that "no funds were contributed by the purported stockholders of S.F.H.C. to the acquisition of the stock of Summit;"



    (b) S.F.H.C. made a loan of $1,000,000 on behalf of one of its purported shareholders to invest in LP III, which funds were required by S.F.H.C. for its operations and not otherwise available for personal use by S.F.H.C. shareholders; and further, that S.F.H.C. was able to pay a total of more than $1,000,000 due from it to the Private Company by allowing its accounts payable to the Company to accumulate from zero to more than $1,000,000, most of which was older than 30 days;



    (c) "It appears... that [$500,000 in] Company funds were used by S.F.H.C. and ... shareholders for capital contributions to LPs IV and V and that no funds were contributed by either the limited partners of LPs III through V or the purported stockholders of S.F.H.C.; and further, that Private Company funds [totalling $1,100,000] were used for additional capital contributions to LPs IV and V."



    On April 3, 1995, Jerome I. Silverman, as accountant to the Private Company, responded to Mr. Greenfield regarding the various matters raised in the Letter (the "Silverman Response").

--------
2   S.F.H.C. was created for the specific purpose of acquiring Summit.

    The Silverman Response states that the funding for S.F.H.C. and LPs III through V was consistent with the requirement that 80% or more of the equity interest in each of these entities be owned by parties who were not affiliated with either the Company or the Private Company, in order to enable the Company to take advantage of the accounting technique of off-balance sheet financing.



    With respect to the specific transactions discussed in the Letter, and its conclusions as summarized in (a), (b), and (c) above, the Silverman Response states:



    (a) The cash portion of the purchase price which S.F.H.C. paid for Summit [$270,000] represented only 20% of the equity of Summit (and therefore S.F.H.C.) and was put up by Mr. Abada, who personally borrowed those funds from the Private Company pursuant to a loan collateralized by 50,000 shares of Common Stock. The remaining 80% in S.F.H.C. is owned by three other individuals who are not affiliated with either the Company or the Private Company, and that 80% equity interest was acquired for an interest-bearing note from S.F.H.C. to the Company which is being paid on a current basis;



    (b) At the time the $1,000,000 loan from S.F.H.C. was made to a shareholder to fund his capital contribution to LP III, the Private Company still had responsibility for purchasing and there were no trade accounts payable from S.F.H.C. to the Company;



    (c) The $500,000 in loans from the Company to S.F.H.C. was consistent with the loans made to other licensees of the Company and was contemplated by the "Use of Proceeds" section in the Prospectus for the Debenture offering and the revolving credit agreement, and the decision as to the manner in which those funds were used was within the authority of the shareholders of S.F.H.C. or Mr. Silverman as their duly authorized representative; and further, the Private Company funds used for the additional capital contributions to LPs IV and V were secured by promissory notes from the limited partners of those LPs to the Private Company.

                                 PART IV



Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K



      (a) Financial Statements. See the Index immediately following the signature page.



      (b)  Reports on Form 8-K.



           During the quarter ended August 27, 1994, the Company filed one Current Report on Form 8-K reporting on the following:



           Item 5 - Other Events with respect to the termination on July 28, 1994 of the Consulting Agreement, dated February 25, 1992, between the Company and JCI Consultant, L.P.


      (c)  Exhibits.


      3.1  -    Certificate of Incorporation of the Company (Incorporated
                herein by reference to Exhibit 3.1 to the Company's
                Registration Statement -File Nos. 33-22214 and 33- 10800 (the
                "Registration Statement")



      3.2  -    By-Laws of the Company. (incorporated herein by reference to
                Exhibit 3.2 to Form 10-K for 1995)


      4.1  -    Form of Underwriter's Warrant for the purchase of shares of
                Common Stock (Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-2 - File No.
                33-47871 (the "Registration Statement on Form S-2"))



     10.1  -    Incentive and Non-Qualified Stock Option Plan, as amended
                (Incorporated herein by reference to Exhibit 10.4 to the Registration Statement)



     10.2  -    Warehousing and Purchasing Agreement, dated as of November
                3, 1986, between the Company and the Private Company
                (Incorporated herein by reference to Exhibit 10.10 to the Registration Statement)

        10.3 - License Agreement, dated as of November 3, 1986, between the Company and Jennifer Convertibles, Inc., a New York corporation (Incorporated herein by reference to Exhibit 10.11 to the Registration Statement)



        10.4 - Advertising Agreement, dated as of November 3, 1986 between the Company and the Private Company (Incorporated herein by reference to Exhibit 10.12 to the Registration Statement)



        10.5 - Voting Trust Agreement, effective as of October 15, 1986, among Harley J. Greenfield, Fred J. Love, and Edward B. Seidner (Incorporated herein by reference to Exhibit 10.13 to the Registration Statement)



        10.6 - Option Agreement, date June 29, 1988, among the Company, IDC and JCI (Incorporated herein by reference to exhibit 10.7 to the Registration Statement)



        10.7 - Amendments to the Warehousing and Purchasing Agreement referred to in 10.2 (Incorporated herein by reference to Exhibit 10.21 to the Registration Statement)



        10.8  - Agreement, dated March 21, 1991, between JCI Consultant,
                L.P. and Jennifer Convertibles, Inc. (Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 21, 1991)



        10.9 - Stock Option Agreement, dated March 21, 1991, between Jennifer Convertibles, Inc. and JCI Consultant L.P. (Incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated March 21, 1991)



       10.10  - Voting Trust Agreement, dated March 21, 1991, between Harley
                J. Greenfield, Jennifer Convertibles, Inc. and JCI Consultant L.P. (Incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated March 31, 1991)



        10.11 - Registration and Sales Agreement, dated March 21, 1991, between Jennifer Convertibles, Inc., JCI Consultant, L.P., Harley J. Greenfield, Fred J. Love, Edward B. Seidner and Jara Enterprises, Inc. (Incorporated herein by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated March 21,
                1991)

        10.12 - Agreement of Limited Partnership of Jennifer Chicago, L.P. (the "Partnership"), dated July 24, 1991 (Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated July 24, 1991)



        10.13 - Purchase Option Agreement, dated July 24, 1991, between Jennifer Convertibles, Inc. and the limited partner of the Partnership (Incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated July 24, 1991)



        10.14 - Omnibus Agreement, dated July 24, 1991, between Jennifer Convertibles, Inc. and the Partnership (Incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated July 24, 1991)



        10.15 - Warehousing and Purchasing Agreement, dated July 24, 1991, between Jennifer Convertibles Inc., and the Partnership (Incorporated herein by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated July 24, 1991)



        10.16 - Amendment to Employment Agreement with Harley Greenfield dated November 15, 1991. (Incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1991)



        10.17 - Employment Agreement with Harley J. Greenfield, dated April 6, 1992 (Incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-2)



        10.18 - Employment Agreement with Isabelle Silverman, dated May 12, 1992 (Incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-2)



        10.19 - Employment Agreement with Leslie Falchook, dated May 1, 1992 (Incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-2)



        10.20 - Amended and restated 1991 Incentive and Non-Qualified Stock Option Plan (Incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-2)

        10.21 - Amendment to Stock Option Agreement dated February 25, 1992 between the Company and JCI (Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated February 25, 1992)

        10.22 - Letter Agreement dated February 25, 1992 among the Company, JCI and Harley J. Greenfield, amending a Voting Trust Agreement (Incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated February 25,
                1992)



        10.23 - Amended and Restated Registration and Sale Agreement dated as of February 25, 1992 among the Company, JCI, Harley J. Greenfield, Fred J. Love, Edward B. Seidner and Jara (Incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 25, 1992)



        10.24 - Letter Agreement dated February 25, 1992 between the Company and JCI. (Incorporated herein by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated February 25, 1992)



        10.25 - Consulting Agreement dated November 4, 1991 between the Company and the Ladenburg, Thalmann & Co., Inc. (Incorporated herein by reference to Exhibit 10.34 to the Registration Statement on Form S-2)



        10.26 - New Warehousing Agreement dated May 13, 1992 among Jennifer Purchasing and Warehousing, Inc. Jennifer - New York, Inc. and the Company. (Incorporated herein by reference to Exhibit
                10.35 to the Registration Statement on Form S-2)



        10.27 - The Company's Current Report on Form 8-K dated February 18,
                1993



        10.28 - The Company's Current Report on Form 8-K dated September 20,
                1994



        10.29 - The Company's Current Report on Form 8-K dated May 5, 1995



        10.30 - Credit Agreement dated August 31, 1993 by and between Jennifer Convertibles, Inc. and IBJ Schroder Bank and Trust Company

        10.31 - Warehousing Agreement, dated as of December 31, 1993, between Jennifer Convertibles, Inc. and Jennifer Warehousing, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 26, 1994)

        10.32 - Purchasing Agreement, dated as of December 31, 1993, between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 26, 1994)



        10.33 - Advertising Agreement, dated as of December 31, 1993, between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 26, 1994)



        10.34 - Amendment No. 1 to Warehousing Agreement, dated as of May 28, 1994, amending the Warehousing Agreement referred to in 10.29



        10.35 - Amendment No. 1 to Purchasing Agreement, dated as of May 28, 1994, amending the Purchasing Agreement referred to in 10.30



        10.36 - License Agreement, dated as of October 28, 1993, among Jennifer Convertibles Licensing Corp. and Jara Enterprises, Inc. (Incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated November 30, 1993)



        10.37 - Letter Agreement terminating the Settlement Agreements referred to in 10.8 and 10.24. (Incorporated herein by reference to the Company' Current Report on Form 8-K dated August 1, 1994)



        10.38 - Asset Purchase Agreement, dated as of July 29, 1994 between Jennifer Convertibles, Inc. and Jerome I. Silverman



        11.1 - Statement re: Computation of Net (Loss) per share (for fiscal years ended August 27, 1994 and August 31, 1993 and 1992



        22.1  - Subsidiaries of the Company

        (d)  Financial Statement Schedules.


           All Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

                               SIGNATURES





    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                     JENNIFER CONVERTIBLES, INC.





                     By: /s/ Harley J. Greenfield
                         -------------------------------------

                     Harley J. Greenfield, Chairman

                     of the Board, President and

                     Chief Executive Officer





    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

NAME                               POSITION                           DATE
----                               --------                           ----


/s/ Harley J. Greenfield           Chairman of the Board,       October 31, 1996
-----------------------------      President and Chief
    Harley J. Greenfield           Executive Officer
                                   (Principal Executive
                                   Officer)



/s/ George J. Nadel                Executive Vice President,    October 31, 1996
-----------------------------      Chief Financial Officer
    George J. Nadel                and Treasurer (Principal
                                   Financial Officer and
                                   Principal Accounting
                                   Officer)



/s/ Edward B. Seidner              Director                     October 31, 1996
-----------------------------
    Edward B. Seidner


/s/ Bernard Wincig                 Director                     October 31, 1996
-----------------------------
    Bernard Wincig


/s/ Edward Bohn                    Director                     October 31, 1996
-----------------------------
    Edward Bohn


/s/ Kevin J. Coyle                 Director                     October 31, 1996
-----------------------------
    Kevin J. Coyle

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                         Index to Financial Statements




Independent Auditors' Disclaimer of Opinion..........................F1


Report of Management.................................................F3


Consolidated Balance Sheets at August 27, 1994 and
August 31, 1993......................................................F4


Consolidated Statements of Operations for the years ended
August 27, 1994, August 31, 1993 and August 31, 1992.................F5


Consolidated Statements of Stockholders' Equity for the
years ended August 27, 1994, August 31, 1993 and
August 31, 1992......................................................F6


Consolidated Statements of Cash Flows for the years ended
August 27, 1994, August 31, 1993 and August 31, 1992.................F7


Notes to the Consolidated Financial Statements.......................F8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Jennifer Convertibles, Inc.
Woodbury, New York

        We were engaged to audit the accompanying consolidated balance sheet of Jennifer Convertibles, Inc. (the "Company") and subsidiaries as at August 27, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.

        The financial statements as at and for the year ended August 31, 1993, before restatement to consolidate the limited partnerships referred to in the seventh paragraph hereof, were audited by other auditors who originally issued an unqualified report thereon dated November 12, 1993. On May 2, 1995, such auditors withdrew their opinion stating that information had come to their attention causing them to believe that they could no longer rely on management's representations.

        We were not engaged to audit the financial statements of the Company as at and for the year ended August 27, 1994 until subsequent to that date. The Company was unable to furnish us with documentation to enable us to satisfy ourselves as to the opening balances for such year. In addition, certain significant records and documents pertaining to the year ended August 31, 1994 could not be located. Further, the Company recorded significant charges and credits in the fiscal year ended August 26, 1995 as to which it was unable to furnish us with sufficient documentation to enable us to determine whether any portion of such charges and credits was applicable to the year ended August 27, 1994.

        As discussed in Note 3, a company owned by three officers of the Company (the "Private Company") performed purchasing, warehousing and inventory control, distribution, fabric protection, customer service, store cash management, advertising, data processing and other services on behalf of the Company for all or part of the periods covered by the accompanying financial statements. Effective January 1, 1994, the Company began providing the purchasing and advertising services for itself, the Private Company and other affiliates. The Private Company was unable to provide us with documentation for certain of the transactions performed by the Private Company on behalf of the Company.

        The Company does not have an adequate system of internal accounting controls over the financial information processed for the Company by the Private Company. Further, the chief financial officer of the Company has stated that the Company is seriously deficient regarding the adequacy of internal controls that support its operations. As a result of this lack of control, the chief financial officer has stated that he is unable to provide certain representations we requested regarding the Company's financial statements.

                                F-1





        Because of the matters discussed in the preceding four paragraphs, we are unable to express, and we do not express, an opinion on the accompanying financial statements as at and for the year ended August 27, 1994. No representation to the contrary should be expressly or implicitly assumed from the issuance of the accompanying financial statements.

        As discussed in Note 1, in 1993 the Company did not consolidate the limited partnerships in which it was the general partner. At the end of fiscal 1994, it was determined that the limited partnerships were controlled by the Company which was funding their losses in excess of the limited partners' investment. Accordingly, the limited partnerships have been consolidated for fiscal 1994 and the 1993 financial statements have been restated from those previously issued to include the accounts of the limited partnerships.

        As discussed in Note 9, in December 1994 and January 1995, the Company and certain of its officers became defendants in class and derivative actions. The Company is attempting to settle the above litigations and has agreed to terms which, subject to the execution of definite agreements and court approval, would settle the class action and derivative litigations. Further, in May 1995, the Securities and Exchange Commission commenced an investigation relating to the aforementioned matters. The outcome of these matters is not presently determinable and an unfavorable outcome could have a material adverse affect on the Company's ability to continue as a going concern.

        Attention is directed to Note 1 with respect to various operational problems which the Company has experienced in the past two years and management's plans for contending with these problems. Attention is also directed to Notes 1, 3, 9 and 13 with respect to various related party transactions.


Richard A. Eisner & Company, LLP
New York, New York
December 22, 1995

With respect to Note 13
September 26, 1996

                          Jennifer Convertibles, Inc.
                            419 Crossways Park Drive
                            Woodbury, New York 11797



                                                       October 28, 1996


REPORT OF MANAGEMENT:

Management is responsible for the preparation, integrity and objectivity of the Company's financial statements and all other financial information included in this report as well as maintaining a system of internal controls as a fundamental requirement for the operational and financial integrity of results.

Management and the Audit Committee of the Board of Directors recognizes the seriousness and significance of the problems enumerated in the Report of Independent Auditors. We are now managing the financial functions that have previously been provided by the Private Company. The accounting professional staff has been strengthened over the last year and a new internal audit function has been added. A new Steering Committee has been established which is headed by one of our independent directors charged with responsibility for reviewing, examining and modifying the various data processing programs that support our business. Additionally, settlement of the class action lawsuits and derivative litigations, along with the new operating agreements with the Private Company, as described elsewhere, eliminates the burden and expense of these matters.

Based upon the steps undertaken as described above, we believe that substantial progress has been made to eliminate the problems identified in the Auditors' Report.

                                     Very truly yours,

                                     JENNIFER CONVERTIBLES, INC.



                                     /S/ HARLEY GREENFIELD


                                     Harley Greenfield,
                                     President, Chief Executive Officer



                                     /S/ GEORGE J. NADEL


                                     George J. Nadel,
                                     Executive V.P., Chief Financial Officer






                                       F3

                  JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                       (In thousands, except share data)



                          ASSETS                     August 27, 1994         August 31, 1993
                          ------                   ----------------        ----------------
Current assets:
       Cash and cash equivalents                         $  13,089              $ 16,182
       Merchandise inventories                              10,148                 3,872
       Due from limited partners                             1,000                     -
       Refundable income taxes                               2,258                 1,068
       Prepaid expenses                                      1,717                   249
       Accounts receivable                                   1,719                   329
       Other current assets                                  1,475                   893
                                                        -----------           -----------
            Total current assets                            31,406                22,593

Store fixtures, equipment and leasehold improvements,
       at cost, net                                          8,701                 4,373

Due from Unconsolidated Licensees, net of
       reserves of $3,284 in 1994 and $0 in 1993                 -                 2,083

Due from Private Company                                     1,832                     -

Deferred lease costs and other intangibles, net              1,929                 1,588
Goodwill, at cost, net                                         604                   621
Other assets (primarily security deposits)                     450                 1,135
Investments in government securities                             -                 5,095
                                                        -----------           -----------
                                                         $  44,922              $ 37,488
                                                        ===========           ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
       Accounts payable, trade                           $  15,391              $  1,406
       Customer deposits                                     9,460                 5,648
       Due to Private Company                                    -                 2,216
       Accrued expenses and other current liabilities        5,315                 1,750
                                                        -----------           -----------
            Total current liabilities                       30,166                11,020

Deferred rent and allowances                                 6,494                 3,718
Long-term obligations under capital leases                     477                   118
                                                        -----------           -----------
            Total liabilities                               37,137                14,856
                                                        -----------           -----------

Minority interest in Elegant Partnership                         -                   449
                                                        -----------           -----------

Commitments and contingencies

Stockholders' equity:
       Preferred stock, par value $.01 per
            share. Authorized 1,000,000 shares;
            no shares issued                                     -                     -
       Common stock, par value $.01 per share.
            Authorized 10,000,000 shares; issued and
            outstanding 5,700,725 shares at August 27, 1994
            and 5,697,725 shares at August 31, 1993             57                    57
       Additional paid-in capital                           22,911                22,392
       Notes receivable from warrant holders                  (300)                    -
       Accumulated (deficit)                               (14,883)                 (266)
                                                        -----------           -----------
                                                             7,785                22,183
                                                        -----------           -----------

                                                         $  44,922              $ 37,488
                                                        ===========           ===========

Attention is directed to the foregoing Accountant's Disclaimer of Opinion and to the accompanying Notes to the Consolidated Financial Statements.

                                        F4

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                       (In thousands, except share data)

                                                                  Year ended       Year ended        Year ended
                                                                 August 27, 1994  August 31, 1993   August 31, 1992
                                                                 ---------------  ---------------   ---------------
Net sales                                                              $97,420          $64,348           $33,383
                                                                 --------------   --------------    --------------
Cost of sales, including store occupancy, warehousing, delivery and fabric protection (including charges from Private Company
       of $28,521, $37,085 and $19,480)                                 67,974           43,898            20,741
Selling, general and administrative
       expenses (including advertising charges from
       Private Company of $3,786, $7,158 and $1,971)                    34,139           22,652            10,618
Termination of consulting agreement,
       legal and other costs                                             6,604                -                 -
Write off of purchased limited partners' interests                       3,482                -                 -
Provision for losses on amounts due from
       Unconsolidated Licensees                                          3,284                -                 -
Depreciation and amortization                                            2,091            1,583               555
                                                                 --------------   --------------    --------------
                                                                       117,574           68,133            31,914
                                                                 --------------   --------------    --------------

Operating (loss) income                                                (20,154)          (3,785)            1,469
                                                                 --------------   --------------    --------------
Other income (expense):
       Royalty income                                                      644              711               779
       Interest income                                                     473              674               237
       Interest expense                                                    (61)            (640)             (164)
       Gain on sale of securities                                          336               61                 -
       Other income, net                                                 1,374              696                74
                                                                 --------------   --------------    --------------
                                                                         2,766            1,502               926
                                                                 --------------   --------------    --------------
(Loss) earnings before income taxes (benefit),
       extraordinary item and minority interest                        (17,388)          (2,283)            2,395
Income taxes (benefit)                                                    (322)             113               968
                                                                 --------------   --------------    --------------

(Loss) earnings before extraordinary item
       and minority interest                                           (17,066)          (2,396)            1,427
Extraordinary item - utilization of
       net operating loss carryforwards                                      -                -               748
Minority interest share of losses                                        2,449            2,902                 -
                                                                 --------------   --------------    --------------
Net (loss) earnings                                                   ($14,617)            $506            $2,175
                                                                 ==============   ==============    ==============





(Loss) earnings per common and common equivalent share:

       Before extraordinary item                                        ($2.56)           $0.09             $0.34
       Extraordinary item                                                    -                -              0.16
                                                                 --------------   --------------    --------------
       Net (loss) earnings per share                                    ($2.56)           $0.09             $0.50
                                                                 ==============   ==============    ==============

Weighted average number of common
       and common equivalent shares                                  5,700,725        6,013,000         4,605,000
                                                                 ==============   ==============    ==============


   Attention is directed to the foregoing Accountant's Disclaimer of Opinion and to the accompanying Notes to the Consolidated Financial Statements.

                                       F5

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
             Years ended August 27, 1994, August 31, 1993 and 1992
                       (in thousands, except share data)




                                          Common stock              Additional   Notes receivable
                                     ------------------------       paid-in           from           Accumulated
                                     Shares           Par value      capital      warrant holders     (deficit)        Totals
                                     ------          ----------      -------      ---------------     ---------        ------

Balances at August 31, 1991          3,025,888       $  30          $ 6,736          $      -        $ (2,947)         $ 3,819

Exercise of outstanding stock
       warrants and underwriter's
       units for cash                1,152,581          12            5,001                 -               -            5,013
Exercise of Crown option               180,000           2            1,078                 -               -            1,080

Exercise of outstanding stock
       options for cash                 25,000           -              100                 -               -              100
Issuance of underwriter's
       warrants in connection
       with convertible subordinated
       debt offering                         -           -               93                 -               -               93
Net earnings                                 -           -                -                 -           2,175            2,175
                                    ----------    --------       ----------        -----------      ----------       ----------
Balances at August 31, 1992          4,383,469          44           13,008                 -            (772)          12,280

Conversion of debentures, net
   of related costs                  1,314,256          13            9,384                 -               -            9,397
Net earnings                                 -           -                -                 -             506              506
                                    ----------    --------       ----------        -----------      ----------       ----------
Balances at August 31, 1993          5,697,725          57           22,392                 -            (266)          22,183

Exercise of outstanding stock
       options for cash                  3,000           -                8                 -               -                8
Issuance of warrants
       in connection with limited
       partnership agreements                -           -              511              (300)              -              211

Net (loss)                                   -           -                -                 -         (14,617)         (14,617)
                                    ----------    --------       ----------        -----------      ----------       ----------
Balances at August 27, 1994          5,700,725       $  57         $22,911           $   (300)       $(14,883)         $ 7,785
                                    ==========    ========       =========         ===========      ==========       ==========





 Attention is directed to the foregoing Accountant's Disclaimer of Opinion and to the accompanying Notes to the Consolidated Financial Statements.

                                      F6

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                      Year ended         Year ended         Year ended
                                                                    August 27, 1994    August 31, 1993   August 31, 1992
                                                                    ---------------    ---------------   ---------------
Cash flows from operating activities:
Net (loss) earnings                                                    ($14,617)             $506          $2,175
Adjustments to reconcile net (loss) earnings
       to net cash provided by operating activities:
       Depreciation and amortization                                      2,091             1,583             555
       Acquisition of limited partnership interests                      (3,000)                -               -
       Writeoff of purchased limited partnership interests                3,482                 -               -
       Provision for losses on amounts due from
          Unconsolidated Licensees                                        3,284                 -               -
       Deferred rent                                                      2,776             1,947              28
       (Gain) on sale of investment securities                             (336)              (61)             83
       (Gain) on sale of subsidiaries                                      (102)             (480)            (60)
       Minority interest                                                   (449)              449               2
       Changes in operating assets and liabilities:
          (Increase) in merchandise inventories                          (6,276)           (1,538)            (59)
          (Increase) in refundable income taxes                          (1,190)           (1,068)              -
          (Increase) in prepaid expenses                                 (1,468)                -               -
          (Increase) in accounts receivable                              (1,390)                -               -
          (Increase) in other current assets                               (582)             (408)           (702)
          (Increase) decrease in due from Private Company
              and Unconsolidated Licensees                               (5,249)            1,633            (798)
          Decrease in other assets                                          685               173               -
          Increase in accounts payable trade                             13,985               178               -
          Increase in customer deposits                                   3,812             2,831           1,084
          Increase in income taxes payable                               -                      -              97
          Increase in accrued expenses and other current liabilities      3,565               600             493

                                                                    ------------       -----------       ---------
Net cash (used in) provided by operating activities                        (979)            6,345           2,898
                                                                    ------------       -----------       ---------

Cash flows from investing activities:
Capital expenditures                                                     (5,021)           (3,894)            (99)
Deferred lease costs and other intangibles                               (1,673)                -               -
Sale (purchase) of investments in government securities, net              5,431             2,904          (8,141)
(Increase) decrease in due from limited partners                         (1,000)              985            (985)
                                                                    ------------       -----------       ---------
Net cash (used in) investing activities                                  (2,263)               (5)         (9,225)
                                                                    ------------       -----------       ---------

Cash flows from financing activities:
Net proceeds from convertible subordinated debentures                         -                 -           9,873
Net proceeds from issuance of common stock                                    -                 -           5,382
Issuance of warrants                                                        211                 -               -
Exercise of stock options                                                     8                 -               -
Payment of debt conversion costs                                              -              (405)              -
Payments of obligations under capital leases                                (70)             (304)           (650)
                                                                    ------------       -----------       ---------
Net cash (used in) provided by financing activities                         149              (709)         14,605
                                                                    ------------       -----------       ---------

Net (decrease) increase in cash and cash equivalents                     (3,093)            5,631           8,278
Increase in cash due to consolidation of limited partnerships                 -               529               -
Cash and cash equivalents at beginning of year                           16,182            10,022           1,744
                                                                    ------------       -----------       ---------

Cash and cash equivalents at end of year                                $13,089           $16,182         $10,022
                                                                    ============       ===========       =========



Supplemental disclosure of cash flow information:

          Income taxes paid during the year                              $1,190            $1,171            $155
                                                                    ============       ===========       =========

          Interest paid                                                     $61              $673             $48
                                                                    ============       ===========       =========

Supplemental disclosure of noncash transactions:
       See Note 7  -Stockholders' Equity
       See Note 9  -Commitments, Contingencies and Other Matters
       See Note 11 -Other Agreements-Summit Agreement

Attention is directed to the foregoing Accountant's Disclaimer of Opinion and to the accompanying Notes to the Consolidated Financial Statements.

                                  F7

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)




(1)  Business and Basis of Preparation

     The consolidated financial statements include the accounts of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and as described below, certain licensees. The Company is the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofabeds and companion pieces such as loveseats, chairs and recliners, specialty retail stores that specialize in the sale of upholstered furniture and specialty retail stores that specialize in the sale of leather furniture. As at August 27, 1994, 55 Company-owned stores operated under the Jennifer Convertibles, Jennifer Leather or Elegant Living names.

     Commencing in the latter part of the fiscal year ended August 31, 1992, the Company began licensing stores to limited partnerships ("LP's") of which a subsidiary of the Company is the general partner. The Company's subsidiary made nominal capital contributions to the LP's and the limited partners contributed approximately $6,710. All of the LP's have had losses since inception and the Company has made advances to them to fund such losses. For the fiscal years ended August 31, 1992 and 1993, the Company did not consolidate the operations of the LP's and recorded losses only to the extent of its nominal capital contributions. As at August 31, 1993, the Company had a receivable of approximately $3,400 for advances made to the LP's. In November 1994, it was determined that the Company had control of the LP's and, as a result, under generally accepted accounting principles, should consolidate the accounts of the LP's in its financial statements. Accordingly, the accompanying financial statements include the accounts of the LP's as well as those of the Company and its subsidiaries. The 1993 financial statements have been restated to consolidate the LP's which had the effect of recording in the Company's consolidated statement of operations the losses of the LP's in excess of the limited partners' capital contributions. See below for the effect of the restatement. The 1992 financial statements have not been restated as the effect of consolidating the operating losses of the LP's for that year are not material to the previously reported results.

     As at August 27, 1994, the LP's operated 99 stores under the Jennifer Convertibles name, the operations of which are included in the consolidated financial statements.

     During the year ended August 27, 1994 and subsequent thereto, the Company purchased the interest of certain limited partners (who had made capital contributions aggregating $2,670) for $3,000, which was $3,482 in excess of such limited partners' capital accounts at August 27, 1994. Such amount has been charged to operations in the year ended August 27, 1994.

          The Company has also licensed stores to parties which may be deemed affiliates ("Unconsolidated Licensees"). Under the applicable license agreements, the Company is entitled to a royalty of 5% of sales. As of August 27, 1994, the Company had made advances to such licensees aggregating $3,284 which has been reserved for in full due to the uncertainty of collection. As at August 27, 1994, 14 stores were operated by such licensees and the result of their operations are not included in the consolidated financial statements (See Notes 3 and 11).

                                       F8

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)
                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)

     Also not included in the consolidated financial statements are the results of operations of 24 stores in the New York Metropolitan Area which are owned by a company ("the Private Company") which, until November 1994 was owned by three of the officers/directors/principal stockholders of the Company. In November 1994, the Private Company agreed to redeem the stock in the Private Company of two of the principal stockholders (Harley Greenfield and Edward Seidner) for a note in the amount of $10,273 collateralized by the assets of the Private Company and due in 2023 (See Note 13). In connection with such transaction, Fred Love, the remaining principal stockholder, granted Messrs. Greenfield and Seidner options expiring in November 2004 to purchase the 585,662 shares of the Company's Common Stock owned by him and the Private Company for $15.00 per share.

     The Company, the LP's, the Private Company and the Unconsolidated Licensees have had numerous transactions with each other as more fully discussed in Note 3. Because of the numerous related party transactions, the results of operations are not necessarily indicative of what they would be if all transactions were with independent parties.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $14,617 in the year ended August 27, 1994 and operating losses have continued. The Company has incurred losses of $12,068 for the year ended August 26, 1995 and the Company's equity and working capital have been substantially depleted. Additionally, the Company is involved in the following unresolved matters which may have a significant impact on the Company's operations:

          a) As discussed in Note 9, a report by an independent committee of the Board of Directors appointed to investigate a complaint relating to transactions between the Company and the Private Company which may result in claims by the Company.

          b) The Company has been served with 11 class action complaints and six derivative action lawsuits as discussed in Note 9.


          c) As discussed in Note 9, on May 3, 1995, the Securities and Exchange Commission has advised the Company that it has commenced a formal investigation into the affairs of the Company.

               Management has addressed the aforementioned issues, as follows:

               o As discussed in Note 13, the Company has agreed to terms which, subject to definitive agreements and court approval, would not only settle the class action and derivative litigations but change its operating relationship with the Private Company and resolve outstanding disputes relating to transactions between the Company and the Private Company.

               o Approximately 40 unprofitable stores have been closed in 1995 and 1996 and expense reduction plans have been implemented in 1996 throughout all operational areas of the Company.


                                      F9

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

               August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)




               o As discussed in Note 13, the Company has entered into a credit and security agreement with its largest supplier, Klaussner Furniture Industries, Inc. ("Klaussner") (which accounts for approximately 73% of the Company's purchases of merchandise) which, based on current terms, effectively extended the payment terms for merchandise shipped from 60 days to 81 days.

     As indicated above, the Company has restated its financial statements as at August 31, 1993 and for the year then ended to include the accounts of the LP's in which the Company is the general partner. Presented below is the effect of such restatement on previously reported results:

          Net sales (as previously reported)                       $38,704
          Net sales of LP's                                         25,644
                                                                   -------
                  Net sales, as restated                           $64,348
                                                                   =======

          Earnings before income taxes (as
           previously reported)                                    $ 4,730
          Losses of LP's                                            (4,111)
                                                                   -------
                  Earnings before taxes, as restated               $   619
                                                                   =======

     The financial statements for the year ended August 31, 1993, before the above restatement, were reported upon by BDO Seidman. On May 2, 1995, BDO Seidman advised the Company that "information has come to our attention that causes us to conclude that we can no longer rely on management's representations and, accordingly, we are hereby withdrawing our opinion on the 1993 consolidated financial statements...(of the Company) expressed in our report dated November 19, 1993". They further advised that "this information causes us to believe that the 1993 financial statements may be materially misstated as a result of the accounting for the Company's investment in Jennifer L.P. III".

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of Jennifer Convertibles, Inc. and its subsidiaries and the LP's. A subsidiary of the Company is the general partner of each of the LP's.

     Fiscal Year
     -----------

     Commencing with the year ending August 27, 1994, the Company has adopted a fiscal year ending on the last Saturday in August which would be either 52 or 53 weeks long. Previously, the fiscal year ended on August 31.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all short-term, highly liquid instruments with a maturity of three months or less to be cash equivalents. Cash equivalents, consisting principally of money market instruments and United States Treasury bills as of August 27, 1994 and August 31, 1993, total $6,325 and $2,800, respectively.


                                      F10

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)


     Merchandise Inventories
     -----------------------

     Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and is physically located as follows:

                                                   8/27/94           8/31/93
                                                   -------           -------

          Showrooms                                $ 4,685          $2,763
          Warehouses                                 5,463           1,109
                                                   -------          ------
                                                   $10,148          $3,872
                                                   =======          ======

     Vendor discounts and allowances in respect to merchandise purchased by the Company are included as a reduction of inventory and cost of sales.

     Investments in Government Securities
     ------------------------------------

     Investments in government securities to be held for indefinite periods of time and not intended to be held to maturity are carried at the lower of cost or market.

     Store Fixtures, Equipment and Leasehold Improvements
     ----------------------------------------------------

     Store fixtures and equipment, including property under capital leases, are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives or, when applicable, the life of the lease, whatever is shorter. Betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases.

     Goodwill
     --------

     Goodwill consists of the excess of cost of the Company's investments in certain subsidiaries over the fair value of net assets acquired. Impairment is assessed based on cash flows of the related stores. Goodwill is being amortized over forty years from the acquisition date using the straight-line method. Accumulated amortization at August 27, 1994 and August 31, 1993 amounted to $521 and $504, respectively.

     Deferred Lease and Other Intangible Costs
     -----------------------------------------

     Deferred lease costs, consisting primarily of lease commissions and payments made to assume existing leases are deferred and amortized over the term of the lease.

     Pre-opening costs are expenses associated with the opening of new stores which are deferred and amortized over a one year period.

     Deferred Rent and Allowances
     ----------------------------

     Pursuant to certain of the Company's leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and work allowances granted by the landlord, Accordingly, the Company has recorded deferred rent and allowances of $6,494 and $3,718 at August 27, 1994 and August 31, 1993, respectively. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases reduced by work allowances granted, on a straight-line basis, over the respective lease term.


                                      F11

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)





     Revenue Recognition
     -------------------

     Sales are recognized upon delivery of the merchandise to the customer. A minimum deposit of 33% is typically required upon placing a sales order.

     (Loss) Earnings Per Share
      -------------------------

     (Loss) earnings per share for the years ended August 27, 1994, August 31, 1993 and 1992 were computed by dividing the net (loss) earnings by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding where applicable during the period using the modified treasury stock method. Fully diluted earnings per share for the year ended August 31, 1993, based on assumed conversion of convertible subordinated debentures is not presented as the effect is antidilutive.

     Advertising
     -----------

     Advertising costs are expensed as incurred.

     Concentration of Risks

     The Company purchases 95% of its inventory from two suppliers (73% and 22%, respectively) under normal trade terms. The larger supplier, Klaussner Furniture Industries, Inc. has executed a Credit and Security Agreement with the Company (See Note 13).

     The Company utilizes many local banks as depositories for cash receipts received at its showrooms. Such funds are transferred weekly to concentration accounts maintained at one commercial bank. At August 27, 1994, amounts on deposit with this one bank totalled 24% of total cash.

     Use of Estimates
     ----------------

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Pronouncements
     ---------------------

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for the Company's 1996 financial statements. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB No. 25, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. At this time, the Company intends to continue accounting for its stock-based compensation in accordance with the provisions of APB No. 25. As such, the adoption of SFAS No. 123 will not impact the financial position or results of operations of the Company.





                                      F12

                                   JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)

(3)  Related Party Transactions
     --------------------------

     Prior to January 1, 1994, merchandise was purchased and warehoused for the Company and the L.P.'s by the Private Company under a 15-year Warehousing Agreement dated November 3, 1986. In connection with this agreement, the Private Company also provided services relating to purchasing, distribution, customer service, data entry processing and other related services. Such agreement did not preclude the Company from purchasing merchandise directly from other parties or using other warehousing facilities. Pursuant to this agreement, the Company was obligated to pay for inventory at the Private Company's cost, net of vendor discounts and allowances but the LP's did not receive the vendor discounts and allowances. On January 1, 1994, the Company assumed the purchasing responsibility for itself (see below). The Company and LP's pay a monthly warehousing fee equal to 5% of the retail sales prices and fabric protection revenue collected from customers. Additionally, the Private Company provides fabric protection, warranty services and freight services at pre-determined rates. The Company's cost of sales includes these charges. Revenue from customers for fabric protection services is included in net sales.



Indicated below are the amounts charged by the Private Company:

                                                                  Year Ended
                                              8/27/94     8/31/93     8/31/92
                                             --------    --------    --------
Included in Cost of Sales:
  Purchases of inventory                      $18,230     $31,545     $16,750
  Freight*                                      2,122           -           -
  Fabric protection services                    3,298       2,323       1,061
  Warehousing fees                              4,871       3,217       1,669
                                              -------     -------     -------
         Total                                $28,521     $37,085     $19,480
         -----                                =======     =======     =======

*For periods prior to January 1, 1994, freight was included in the purchases of inventory.

     The Company has negotiated new operating arrangements with the Private Company subject to execution of definitive agreements and court approval of the settlement of various class and derivative actions (See Note 13).

     The Company and the LP's rely upon the Private Company to provide and maintain substantially all data entry processing and other related services that support their business. These services provided to the Company are staffed by employees of the Private Company. Other related services principally include all accounts payable (non-merchandise), all payroll preparation services, inventory control reporting and certain store cash management activity. Additionally, customer service and lifetime fabric guarantees to customers, when purchased, are provided by the Private Company.

     Effective January 1, 1994, the Company assumed the responsibility from the Private Company for purchasing merchandise for itself, the LP's, the Unconsolidated Licensees and the Private Company. The Company acquired from the Private Company the inventory that was in the warehouse on January 1, 1994 for $2,575 which was the Private Company's cost basis for such inventory. During the year ended August 27, 1994 (which only includes the period January 1, 1994 through August 27, 1994) approximately $7,478 of inventory was purchased by the Private Company through the Company and $2,350 of inventory was purchased by Unconsolidated Licensees through the Company. In addition, effective January 1, 1994, the Private Company transferred to the Company the right to receive the benefit of any vendor discounts and allowances in respect to merchandise




                                      F13

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)







purchased by the Company on behalf of the LP's and certain other licensees. The Company had always been entitled to the benefit of such discounts in respect to merchandise purchased by the Company for its stores. To evidence its obligation for the discounts that had accrued with respect to merchandise purchased by the Company, the Private Company executed a promissory note in the amount of $1,000. This note, which bears interest at 8% per annum, is payable in equal monthly installments over three years commencing August 1, 1994. In addition, since the Private Company retained the right to receive the benefit of any discounts refunded or credited by suppliers in respect of merchandise purchased by the Private Company through the Company, for the period January 1, 1994 through August 27, 1994, an amount equal to $471 was remitted to the Private Company on account of discounts for such period.

     Prior to January 1, 1994, the Company was party to Advertising Agreements with the Private Company. Pursuant to these agreements, the Company could elect, on a case-by-case basis, to participate in particular joint advertising programs with the Private Company for a fee not to exceed 8% of the aggregate sales of the Company's New Jersey and Connecticut stores. Such fee was based on an equitable portion (as defined in the Advertising Agreements) of the Private Company's costs. The Company had a similar agreement for its stores located in New York, except that such stores paid a flat 8% of sales for advertising. During the years ended August 27, 1994, August 31, 1993 and 1992, $3,786, $7,158 and $1,971, respectively, was expended under the Advertising Agreements. The amount expended under the Advertising Agreements for the fiscal year ended August 27, 1994 only includes the period September 1, 1993 through December 31, 1993, which was the period such agreements were in effect.

     Effective January 1, 1994, the Company assumed the responsibility of advertising for itself, the LP's, the Unconsolidated Licensees and the Private Company. Under the new arrangement, the Private Company and Unconsolidated Licensees are charged an amount which approximates their pro rata share of advertising costs which aggregated $1,718 for the year ended August 27, 1994.

     Two executive officers of the Company own interests in certain Unconsolidated Licensee stores. Rami Abada, Executive Vice President and Chief Operating Officer of the Company owns a 20% interest in Southeastern Florida Holding Corp. ("S.F.H.C.") which owns six licensed stores. During the year ended August 27, 1994, such corporation incurred approximately $252 in royalties to the Company and made principal and interest payments to the Company of approximately $151 in respect of a 9% secured note, due December 31, 2001 in the original principal amount of $810 (which principal amount was $661 as of August 27, 1994). In addition, S.F.H.C. owes the Company $500 under a Revolving Credit Agreement pursuant to which the entire available revolving credit loan has been drawn down. Such loan bears interests and is payable at prime plus 3% and was payable in full on June 1, 1995 but was not paid. The same executive also owns a 20% interest in two other corporations that are also part of the Unconsolidated Licensees. During the year ended August 27, 1994, such corporations incurred an aggregate of approximately $106 in royalties owed to the Company (See Note 13). Ronald Rudzin, Senior Vice President - Retail Stores of the Company owns four licensed stores and his father owns two licensed stores which during the two years ended August 27, 1994 incurred royalties aggregating approximately $283 and $294 owed to the Company (See Note
10). All amounts due from the Unconsolidated Licensees including S.F.H.C. are fully reserved due to the uncertainty of collection.



                                      F14

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements -
             (Continued) August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)




          A reserve has been provided in the consolidated financial statements at August 27, 1994 for amounts due from these entities, as follows:

                                     Unconsolidated
                           Private   Licensees (Other
                           Company    than S.F.H.C.)    S.F.H.C.    Totals
                           -------    --------------    --------    ------

Gross amount due           $ 1,832     $   972          $ 2,312    $ 5,116
  Reserves                     -0-        (972)          (2,312)    (3,284)
                           --------    --------         --------   --------
Net Amount                 $ 1,832     $   -0-           $  -0-    $ 1,832
                           ========    ========          ========   =======


     The Private Company has stated that, if the settlement described in Note 13 is not consummated, it may assert claims of approximately $1,200 against the Company for various additional amounts owed from prior years. The Company believes the claims are either without merit or would be exceeded by the amount of counter-claims the Company would make under the circumstances. Accordingly, the Company has not provided for any losses that may occur as a result of this assertion.

     Until October 28, 1993, the Private Company owned certain trademarks and had granted the Company a royalty-free license to use and to sublicense and franchise the use of such trademarks throughout the world, except New York State. On October 28, 1993 the Licensor, for nominal consideration, assigned these trademarks to the Company. The Company then granted the Private Company a perpetual, royalty-free license to use and to sublicense and franchise the use of such trademarks in the State of New York. The license is exclusive in such territory, subject to certain exceptions.

     The Company is one of the guarantors of a $5,000 bank mortgage on the Private Company's warehouse facility utilized by the Company which is payable in quarterly installments with a lump sum due in October 1999. The Company has guaranteed a portion of the debt equal, at any time, to 60% of the aggregate amount of the debt then outstanding (See Note 13 - Subsequent Events - Credit and Security Agreement with Klaussner, paragraph B). The Company is entitled to an annual fee of 1/2 of 1% of the amount guaranteed from the Private Company. The principal stockholders of the Company and the Private Company have agreed to indemnify the Company against any loss under the guarantee. In June 1988, the Company received a ten-year option to purchase the warehouse facility. The option price for the facility is its original appraised value of approximately $9,000 increasing by $900 each year during the option period.

     Effective September 1, 1991, the Company entered into a five-year employment agreement with its President and Chief Executive Officer, Harley Greenfield, pursuant to which he agreed to devote his full time to the business of the Company and not to compete with the Company during the term of his employment agreement or for a period of one year thereafter. In lieu of cash compensation, the President was granted options to purchase 150,000 shares of Common Stock at $8.375 per share, the market value on the date of grant, and therefore no compensation charge was recorded in any of the years. Such options vest at the rate of 30,000 shares per year, subject to acceleration for changes of control, mergers and similar events.

     Effective September 1, 1994, Harley Greenfield, the President and Chief Executive Officer, and Edward Seidner, who became an Executive Vice President on such date, began receiving a salary of $400 and $300 per annum, respectively, from the Company. In addition, they receive substantial economic benefits from the Private Company.




                                      F15

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements -
             (Continued) August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)





     Effective January 1, 1994, Rami Abada, Executive Vice President and Chief Operating Officer, and Ronald Rudzin, Senior Vice President - Retail Stores, each began receiving a salary of $150 per annum from the Company. In addition, they receive substantial economic benefits from the Private Company and certain Unconsolidated Licensees.

     Another director (and stockholder) of the Company received approximately $371 in legal fees in 1994. Further, he owns a 20% interest in each of two Private Company stores and receives substantial economic benefits from the Private Company.

(4)  Investments in Government Securities

     The investment in government securities at August 31, 1993 is stated at the lower of cost or market and matures on July 15, 2002. During the fiscal year ended August 27, 1994, these securities were sold for a gain of $336.

(5)  Store Fixtures, Equipment and Leasehold Improvements

                                               August 27,      August 31,
                                                  1994            1993
                                               ----------      ----------
     Automobiles                               $    88          $   88
     Store fixtures and furniture                6,190           3,262
     Leasehold improvements                      4,850           2,525
     Computer equipment                            429             323
                                               -------          ------
                                                11,557           6,198
     Less:  Accumulated depreciation and
             amortization                        2,856           1,825
                                               -------          ------
                                               $ 8,701          $4,373
                                               =======          ======

     Equipment cost at August 27, 1994 includes $870, and accumulated depreciation and amortization includes $328 on equipment under capital leases.

(6)  Income Taxes

     Effective September 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of this accounting change did not have a material effect on the financial condition or results of operations for the Company.

     Components of income tax expense (benefit) are as follows:

                                           Year Ended
                                   ----------------------------
                                   8/27/94    8/31/93   8/31/92
                                   -------    -------   -------
 Current:
   Federal                         $(593)       $113        $32
   State                             271          --        166
                                   -----       -----      -----
                                    (322)        113        198
                                   -----       -----      -----

 Deferred:
   Federal                            --          --         11
   State                              --          --         11
                                   -----       -----      -----
                                      --          --         22
                                   -----       -----      -----
 Federal charge in lieu
of income taxes                       --          --        748
                                   -----       -----      -----
                                   $(322)       $113       $968
                                   =====       =====      =====




                                      F16

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements -
             (Continued) August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)


          Expected tax (benefit) based on the statutory rate is reconciled with actual tax (benefit) for the year ended August 27, 1994, as follows:


"Expected" tax (benefit)                      (34.0)%

Increase (reduction) in taxes
    resulting from:

   State income tax, net of
    federal income tax benefit                  1.8 %

   Non-deductible items                         7.0 %

   Other                                       (2.5)%

   Establishment of valuation allowance        25.5 %
                                               ------

                                               (2.2)%
                                               ======


     The difference between the expected income tax expense and the actual income tax expense is due principally to the deduction of state income taxes in 1993 and 1992, and the deferred gain on sale of subsidiaries in 1993.

     In 1992, net operating loss carryforward were utilized to reduce federal income taxes which would otherwise have been payable. The benefit of this reduction has been shown as an extraordinary item in the statement of operations.

     The principal components of deferred tax assets, liabilities and the valuation allowance at August 27, 1994 are as follows:


Deferred tax assets:

Reserve for losses on loans and
 advances                                   $1,314

Accrued partnership losses                   2,491

Deferred rent expense                        1,265

Inventory capitalization                       216

Other expenses for financial
 reporting, not yet deductible
 for taxes                                     260
                                           --------

       Total deferred tax assets, before
       valuation allowance                   5,546

Less:  Valuation allowance                  (3,767)
                                           --------

       Total deferred tax assets            $1,779
                                           ========



                                      F17

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)







Deferred tax liabilities:

   Difference in book and tax basis
     of fixed assets                                     1,342

   Other                                                   437
                                                         -----

          Total deferred tax liabilities                 1,779
                                                         -----
          Net deferred tax assets                       $  -0-
                                                        ======


     The Company's deferred tax asset has been fully reserved since it is considered more likely than not that the amount will not be realized. At August 27, 1994, a valuation allowance of $3,767 was established.

(7)  Stockholders' Equity

     In 1992, the Company issued $11,500 principal amount of 8 1/2% Convertible Subordinated Debentures ("Debentures") due July 15, 2002. The Debentures were convertible into Common Stock at any time prior to maturity at a conversion price of $8.75 per share. Additionally, the Company issued to the underwriter (the "Debenture Underwriter") warrants to purchase 100,000 shares of Common Stock exercisable for a period of four years commencing July 1992, at a price equal to 120% of the closing price of the Common Stock on July 8, 1992 ($8.375).

     On January 18, 1993, the Company redeemed all $11,500 principal amount of its Debentures in exchange for the issuance of 1,314,256 shares of Common Stock. In connection with this transaction, the Debenture Underwriter and another consultant to the Company, JCI Consultant, L.P. (See Note 11), received $173 and $180, respectively, for financial consulting services. Debenture conversion costs of $494, including legal fees, accounting fees and miscellaneous fees, were paid by the Company in connection with the conversion. Stockholders' equity was increased by the $11,500 principal amount of Debentures converted into Common Stock, net of the related unamortized debt costs of $1,609 and the conversion costs of $494.

     In the fiscal year ended August 27, 1994, under the terms of the limited partnership agreements for LP III, LP IV, LP V, LP VI, LP VII and LP VIII (see
Note 11), the three limited partners each purchased for $170 five-year warrants to purchase 60,000 shares of the Company's Common Stock at an exercise price of $15.625 per share. Each of the limited partners paid approximately $20 in 1994 and issued a $150 term note to the Company as payment for the warrants. These notes bear interest at a rate of 6% per annum and are payable in three annual installments of $50 each commencing in June 1994. The notes receivable from warrant holders are recorded in Stockholders' Equity and were not paid in 1995 in accordance with the terms of the note (See Note 13).






                                      F18

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)
                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)



(8)  Stock Options

     In November 1986, the Company adopted an Incentive and Non-Qualified Stock Option Plan (the "1986 Plan") under which 150,000 shares of Common Stock were reserved for issuance to selected management and other key employees of the Company. The Amended and Restated 1991 Incentive and Non-Qualified Stock Option Plan (the "1991 Plan" and together with the 1986 Plan hereinafter referred to as the "Plans") was adopted by the Company in September 1991 and amended in April 1992. Under the 1991 Plan, 700,000 shares of Common Stock were reserved for issuance to selected management and other key employees of the Company. The terms of both Plans are substantially similar. The exercise price with respect to qualified incentive options may not be less than 100% of the fair market value of the Common Stock at the date of grant.

     From time to time, the Company grants additional stock options outside of the Plans to individuals or entities in recognition of contributions made to the Company.

     Information regarding the Company's stock options under and outside the Plans is summarized below:

                                                  Number of Shares
                                            -----------------------------
                                              1994      1993        1992
                                            -------   -------     -------

Outstanding, beginning of year...           803,697    559,547    260,000
Granted (at $2.50 to
  $15.75 per share)..............            50,000    244,150    324,547

Exercised (at $2.75 to $4.00
  per share).....................           ( 3,000)         -    (25,000)
Canceled (at $2.75 to $15.75
  per share)                               (114,150)         -          -
                                           ---------  ---------  ---------

Outstanding, end of period (at
  $2.75 to $15.75 per share).....           736,547    803,697    559,547
                                           =========  =========  =========

Exercisable, end of period.......           545,053    548,931    397,047
                                           =========  =========  =========


     See Note 11 with respect to options outstanding held by JCI to purchase 1,200,000 shares of Common Stock of the Company.

     The number of shares of Common stock reserved for options available for grant under the Plans was 290,453 at August 27, 1994.

(9)  Commitments, Contingencies and Other Matters
     --------------------------------------------

     Leases
     ------

     The Company and LP's lease retail store locations under operating leases for varying periods through 2009 which generally are renewable at the option of the lessee. Certain leases contain provisions for additional rental payments based on increases in certain indexes. Future minimum lease payments and future minimum sublease rentals for all noncancelable leases with initial terms of one year or more consisted of the following at August 27, 1994:


                                      F19

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)





                           Year Ending August
                ----------------------------------------
                1995.........................  $ 12,045
                1996.........................    11,967
                1997.........................    11,848
                1998.........................    11,197
                1999.........................    10,322
                Thereafter...................    44,934
                                               ---------
                                                102,313
                Sub-lease income.............   ( 2,218)
                                               ---------
                                               $100,095
                                               =========

     The Company has guaranteed the lease obligation of the California warehouse which is operated by the Private Company. The annual lease obligation of this location is $133 and the lease expires on September 30, 1998.

     Rental expense for all operating leases amounted to approximately $12,456, $7,097 and $2,896, net of sublease income of $211, $197 and $192 for the years ended August 27, 1994, August 31, 1993 and 1992, respectively.

     The Company and L.P.'s have long-term capital leases for certain equipment. The leases are for periods of three to five years with an option to purchase at the end of the lease periods for a nominal price.

     The following is a schedule of future lease payments for the capital leases:



                           Year Ending August
                ---------------------------------------
                1995.............................. $256
                1996..............................  187
                1997..............................  153
                1998..............................  153
                1999..............................  129
                                                   ----
                                                    878
                Amount representing interest...... (119)
                                                   ----
                Present value of minimum
                 lease payments...................  759

                Less: current portion.............  282
                                                   ----
                                                   $477
                                                   ====

          Accrued Expenses and Other Current Liabilities
          ----------------------------------------------

          The components of accrued expenses
          and other current liabilities are:
                                                       8/27/94          8/31/93
                                                       -------          -------

          Sales tax                                    $  592           $  184
          Advertising                                     112               87
          Payroll                                         300              135
          Legal                                         1,589              100
          Accounting                                    1,365              100
          Other                                         1,357            1,144
                                                       ------           ------

                                                       $5,315           $1,750
                                                       ======           ======

          Advertising Expense
          -------------------

     Advertising expense for the years ended August 27, 1994, August 31, 1993 and August 31, 1992 aggregated $11,357, $7,158 and $1,971, respectively.




                                      F20

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)





          Other

     Conclusions of the Independent Committee

     A draft complaint ("Complaint") on behalf of an unnamed plaintiff was delivered to the Company in March 1994. The Complaint raised certain issues and potential causes of action that may exist in favor of the Company against the Private Company and others. The Company's President advised the Board of Directors that, in his view, the Complaint was without merit. The Board appointed an independent committee (the "Committee") consisting of one director to investigate the allegations in the Complaint and certain other matters.

     On November 22, 1994, the same director who was on the Committee submitted a letter to the President of the Company which contained information relevant to the (1) Funding of S.F.H.C. (See Note 11) and (2) the funding of Limited Partnerships ("L.P.'s") III through V (See Note 11). The letter essentially detailed the flow of funds from the Private Company, certain Unconsolidated Licensees and the Company to S.F.H.C. and its subsidiary ("Summit") (See Note
11) regarding these transactions. Additionally, it disclosed that as of August 27, 1994, S.F.H.C. had a receivable from officers of $1,861. It asserted "that neither (a) the payment to fund S.F.H.C.'s purchase of the stock of Summit nor
(b) the capital contributions to LP's III through V were obtained from sources outside the Company or the Private Company".

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

     On March 10, 1995, the Board of Directors received the "Response of Harley Greenfield to the January 26, 1995 Final Report of Counsel to the Independent Committee" that asserted that there were no valid claims. On April 3, 1995, it received a similar response from a financial consultant to the Company to the letter dated November 22, 1994 from Michael Colnes to Harley Greenfield that asserted that there was nothing improper.

     Class Action and Derivative Action Lawsuits
     -------------------------------------------

     Between December 6, 1994 and January 5, 1995, the Company was served with eleven class action complaints and six derivative action lawsuits which deal with losses suffered as a result of the decline in market value of the Company's stock as well as the Company having "issued false and misleading statements regarding future growth prospects, sales, revenues and net income".

     The Company and its counsel are attempting to resolve the lawsuits but they can not presently determine the ultimate outcome of such resolutions and its impact on the Company's financial condition and results of operations (See
Note 13).



                                      F21

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)



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

     On May 3, 1995, the SEC commenced a formal investigation into the affairs of the Company. Subpoenas have been issued to the Company and certain of its current and former management to furnish various contracts and accounting records which have been complied with. The outcome of the SEC investigation is not presently determinable.

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

(10) Sale of Subsidiaries

     In September 1990, the Company sold two of its stores to a licensee of a New York store, and effective December 27, 1990, the Company sold four of its stores for the assumption of certain liabilities and $10 in cash per store to the same licensee. During the fiscal year ending August 27, 1994, one of the purchaser's of such stores, formerly an employee of the Private Company, became an executive officer of the Company. The Company also entered into a ten-year license agreement with the purchasers pursuant to which such stores pay the Company a royalty of 5% of their sales for the right to use the "Jennifer Convertibles" name (See Note 3).

     The purchasers assumed the liabilities owed by such stores, including liabilities owed to the Company, in the form of six ten-year, non-interest bearing promissory notes with aggregate annual payments of approximately $150, with additional payments required based upon sales in excess of certain minimum amounts. Due to the lack of significant cash consideration at the date of sales, the Company accounted for the sales using the cost recovery method until the fourth quarter of 1993. During that quarter cumulative aggregate principal payments exceeded 25% of the value of the non-interest bearing notes discounted at an interest rate of 8% per annum. Based upon this substantive investment by the purchasers, the Company recognized the gain on the sales of $480 which is included in other income in the accompanying 1993 consolidated statement of operations. The balance of the notes, net of imputed interest at the rate of 8% are as follows:



                                      F22

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)
                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)


                                             August 27,  August 31,
                                             ----------  ----------
                                              1994        1993
                                              ----        ----


              Notes receivable              $ 810       $ 936
              Less: imputed interest         (270)       (372)
                                            ------      ------
              Notes receivable, net         $ 540       $ 564
                                            ======      ======

     The purchasers of the stores have assumed the Company's obligations under the store leases. However, the Company remains a guarantor of the leases and, therefore, is contingently liable for claims arising under the terms of the respective leases in the aggregate amount of $40.

(11) Other Agreements
     -----------------

     JCI Consulting Agreement
     ------------------------

     On July 29, 1994, the Company reached an agreement with JCI Consultant, L.P. ("JCI") to terminate a February 25, 1992 consulting agreement with JCI pursuant to which, among other things, JCI rendered advice on the establishment and financing of Company-owned and licensed stores. The consulting fees were to have been paid at the rate of $10 per month through February 1996, plus an amount each fiscal quarter through August 2010 equal to the greater of (i) $100 or (ii) 10% of the Company's consolidated pre-tax income for such quarter, until such time as an aggregate of $7,980 in consulting fees had been paid. Under the terms of the termination agreement, the Company paid $2,500 and JCI waived the right to receive any further consulting fees of approximately $6,500 (the remaining portion of the $7,980) which might otherwise have become payable over the term of the Consulting Agreement.

     JCI no longer has the right to nominate one person to the Company's Board of Directors but has retained all rights in and to the options to purchase 1,200,000 shares of Common Stock at $8.00 per share which were previously granted to JCI. Such options terminate on March 21, 2001 and become exercisable on April 1, 1996, subject to acceleration under certain circumstances. Under a ten-year Voting Trust Agreement expiring March 21, 2001, the Chief Executive Officer and President of the Company will be the voting trustee for the shares of Common Stock which may be received by JCI upon the exercise of the option. Furthermore, in connection with the termination of the Consulting Agreement, JCI agreed that, except for the aforementioned option shares, it would not at any time acquire, directly or indirectly, more than 5% of the issued and outstanding shares of Common Stock of the Company for a period ending July 29, 2000.

     Contemporaneous with the granting of the options to JCI, the Company, JCI, the Principal Stockholders and the Private Company entered into a registration and sale agreement (the "Registration Agreement") pursuant to which JCI has certain demand and "piggy-back" registration rights. Subject to certain exceptions, the Registration Agreement prohibits JCI from selling or transferring, or otherwise disposing of any of the option shares without the prior written consent of the Company until March 1996. In addition, subject to certain exceptions, the Registration Agreement grants a right of first refusal to the Company to purchase all option shares which are proposed to be sold. If the Company declines to exercise such right of first refusal, the Principal Stockholders and the Private Company will have the right of first refusal.


                                      F23

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)
                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)




     In connection with the offering of the Debentures (see Note 7), JCI received a fee of $230 for its assistance in introducing the Company to the Debenture underwriter and for negotiating certain of the terms of the Debentures offering. JCI also received $180 for financial consulting services in connection with the redemption of the Debentures.

     Chicago Partnership Agreement
     -----------------------------

     In July, 1991, the Company entered into agreements pursuant to which a limited partnership, Jennifer Chicago, L.P. (the "Chicago Partnership"), was established for the purpose of operating Jennifer Convertibles stores in the Chicago, Illinois metropolitan area. Pursuant to a 20-year License Agreement, the Company receives a royalty of 5% of sales from the Chicago Partnership's stores and has given the Chicago Partnership the exclusive right to open Jennifer Convertibles stores in the defined territory.

     Pursuant to the Partnership Agreement, the limited partner (a party related to JCI) contributed $990 to the Partnership and agreed to make additional capital contributions of up to $100. The Company made a capital contribution of $10. Under the Partnership Agreement, allocations and distributions shall, subject to certain exceptions, be made 99% to the limited partners and 1% to the General Partner. The Company has consolidated and recorded the operating losses of the Partnership in excess of limited partner's capital contributions in the Consolidated Statements of Operations (see Note
1). Under a Purchase Option Agreement, the Company has the right, commencing July 24, 1996, to purchase all the limited partners' interests in the Partnership for a price equal to the fair market value thereof, as determined by one or more investment bankers selected by the Company and the limited partners. Also, the limited partners can put their interests to the Private Company if certain executives of the Company and the Private Company own less than 700,000 shares of the Company's Common Stock.

     Summit Agreement
     ----------------

     On October 9, 1990, the Company and a wholly-owned subsidiary entered into a series of agreements with Crown Investment Group, Ltd. ("Crown"), an affiliate of Klaussner, and its wholly-owned subsidiary, Summit, pursuant to which six licensed stores were established in Florida. Under a licensing agreement, the Company receives a 5% royalty on sales by the Florida stores. Pursuant to a management agreement, the Company provides management services, subject to limitations, to the Florida stores and will receive, each fiscal year, a fee equal to 1% of the consolidated net pre-tax income of Summit and its subsidiaries. During fiscal 1994, 1993 and 1992, Summit and its subsidiaries had a consolidated net loss. Pursuant to a Put Agreement, Crown had the right, subject to certain conditions, to put all the capital stock of Summit to the Company for 180,000 shares of the Company's Common Stock.

     Pursuant to an agreement dated December 30, 1991 between Crown and S.F.H.C., Crown sold to the Company all of the capital stock in Summit in exchange for 180,000 shares of Common Stock of the Company. Simultaneously, the Company sold the Summit capital stock to S.F.H.C. in exchange for $270 in cash and a note in the principal amount of $810 (See Note 3 and 13). The note is secured by the stock of Summit, bears interest at a rate of 9% per annum is payable over ten years in equal monthly installments of $10. An individual who is an officer and stockholder of S.F.H.C. became an executive officer of the Company in 1994. Such officer is indebted to the Private Company in the amount of $300 in connection with the purchase by S.F.H.C. of Summit (See Note 3 for a discussion of reserves established for these amounts).


                                      F24

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)







     On June 1, 1993, S.F.H.C. and the Company entered into a Revolving Credit Agreement which allows S.F.H.C. to borrow up to $500 from the Company. The revolving credit loans bear interest at the prime rate plus 3.0%, and are payable in full on June 1, 1995. As of August 27, 1994, $500 had been advanced, and has been fully reserved for (See Note 3 for a discussion of reserves established for these amounts). The operations of this entity are not consolidated in the Company's Consolidated Statements of Operations.

     Second Limited Partnership Agreement
     ------------------------------------

     In November, 1992, Jennifer L.P. II (the "Second Partnership") was established by the Company for the purpose of operating Jennifer Convertible stores in the Detroit, St. Louis, Indianapolis, Milwaukee and Kansas City metropolitan areas on the same terms as the Chicago Partnership (see above). The Company has recorded the operating losses of the partnership in excess of the limited partners' capital contributions in the Consolidated Statements of Operations until the date of acquisition (See Note 1). On September 1, 1994, the Company purchased the entire limited partnership interest in the Second Partnership for $750 which was written off in the current fiscal year.

     Elegant Partnership
     -------------------

     In early 1993, the Company's subsidiary became a general partner in a limited partnership ("Elegant Partnership") formed for the purpose of test marketing specialty retail home furnishing stores, operating under the names "Elegant Living" ("Elegant Living") and "Jennifer Leather" ("Jennifer Leather"). The Elegant Living stores specialized in the sale of upholstered living room furniture. The Jennifer Leather stores specialized in the sale of leather furniture.

     The Elegant Partnership's limited partner made a capital contribution to the Partnership of $2,000. The Company has recorded the operating losses of the partnership in excess of the limited partners' capital contributions in the Consolidated Statements of Operations until the date of acquisition (See Note
1). Effective November 30, 1993, the Company acquired for $2,250, the limited partner's interest in the Elegant Partnership through the Private Company, which had owned the option to acquire such interest from the limited partner for $2,250. Such amount was written off in the current fiscal year. The Company acquired five Jennifer Leather and four Elegant Living stores.

     The limited partner is an affiliate of Klaussner. Pursuant to the terms of the purchase agreement, the proceeds were used to fully liquidate that limited partner's debt to a bank which debt was guaranteed by Messrs. Greenfield, Love and Seidner.









                                      F25

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)




     LP III, LP IV, LP V, LP VI, LP VII and LP VIII Partnership Agreements
     ---------------------------------------------------------------------

     The Company has entered into six additional Limited Partnership Agreements (the "Agreements") establishing L.P.'s III, IV, V, VI, VII and VIII which require the limited partners to invest $1,000 in each partnership. The Agreements call for the opening of 25 Jennifer Convertible stores in each partnership. Under the terms of the Agreements, the Company is to receive a fee of $10 per store, plus a royalty of 5% of the partnership's sales. The Company has recorded the operating losses of the LP's in excess of the limited partners capital contributions in the Consolidated Statements of Operations (see Note
1). The Company has also provided a $500 revolving credit loan to each of the operating LP's. These loans bear interest at the prime rate plus 3%. As part of the Agreements, the Company received options to purchase the limited partners' interests commencing January 1999 at a price of five times the partnership's earnings before income taxes for the prior year, as defined. Also, pursuant to the agreement, the limited partners' can require the Company to purchase their interest at the aforementioned price formula commencing January 1998. Also, the limited partners can put their interests to the Company for either 100,000 shares of stock of the Company or $1,000 compounded at 25% if there is a change in management, as defined, through the year 2002. The investors have also purchased, for approximately $510, warrants exercisable between June 1994 and June 1998 to purchase 180,000 shares of the Company's Common Stock at an exercise price of $15.625 per share. As of August 27, 1994, the limited partners have paid approximately $60 and signed three year notes to pay $150 per year as payment for these warrants (See Note 13).

          As of August 27, 1994, capital contributions from the limited partners of $1,000 had been received for L.P. III, $500 had been received for L.P. IV and $500 had been received for L.P. V and $50 had been received for L.P. VI. A total of $100 has been received as funding for LP VII and LP VIII, but such LP's had no operations in the fiscal year ended August 27, 1994. $1,000 was received on December 1, 1994 for L.P.'s IV and V (see Note 9 - Conclusions of the Independent Committee and Note 13).

(12) Revolving Credit Loan
     ---------------------

          On August 31, 1993, the Company entered into a bank credit agreement whereby the Company can borrow up to $2,000 under a revolving credit loan that expires August 30, 1996. The interest rate is equal to the higher of the Federal funds rate in effect on such date as the funds are borrowed, plus 1.5% or the prime rate in effect on such date plus 1%. Borrowings are collateralized by inventory. The Company has not drawn down on the line of credit. On February 23, 1995, the Company was advised that it was in default under the terms of the Revolving Credit Agreement because of its failure to file financial statements. Such default triggered a cross-default in connection with the Company's guarantee of the bank mortgage on the Private Company's warehouse facility as described in Note 3 and suspended the Company's ability to borrow any amount under the revolving credit agreement. On March 5, 1996, the Company terminated this bank credit agreement (See Note 13).










                                                        F26

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)







(13) Subsequent Events
     -----------------

     Settlement of Derivative Litigation:
     ------------------------------------

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

     Settlement of Class Action Litigation:
     --------------------------------------

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

     Settlement with the Private Company:
     ------------------------------------

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


                                      F27

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)



     A)   (Warehouse Services):

     The Settlement Agreement contemplates that until December 31, 1997, the Company will pay the Private Company for all services under the warehousing agreement 8.3% of the retail sales prices, less the costs of certain services that will be assumed by the Company previously provided by the Private Company, but no lower than 7.2% of sales. For 1998, the fee will be 7.2%. Upon the effective date, the Company will no longer pay the Private Company separately for "fabric protection" services. The Company has also agreed to pay an additional warehouse fee during the calendar year 1996 if the total retail sales of the Company are less than $135 million. The Company will pay the Private Company $65 for each million dollar shortfall in annual sales, adjusted quarterly based upon current sales projections, up to $650. The Company has also agreed to pay a redelivery fee to the Private Company of 3% of selling price for customer deliveries that have to be re-delivered to customers under certain circumstances. In 1997 and 1998, if an annual sales level of $140 million is achieved, the Private Company will pay back 50% of previous shortfall payments in each of such years. To the extent the shortfall is not so repaid in full, starting on January 1, 1999, the Private Company will repay the balance of the shortfall over seven years without interest.

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


                                      F28

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)








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



                                      F29

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)





     Credit and Security Agreement with Klaussner:
     ----------------------------------------------

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

     Agreement of Sale of Inwood, New York Warehouse:
     ------------------------------------------------

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

     Partnership Restructuring Agreements
     ------------------------------------

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


                                      F30

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   August 27, 1994, August 31, 1993 and 1992
                    (In thousands except for share amounts)




     Subordination of Private Company Indebtedness to Harley Greenfield and
     ----------------------------------------------------------------------
     Edward Seidner
     --------------

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












                                           F31