Form 10-Q
period 1995-02-25
JENNIFER CONVERTIBLES INC
filed 1996-11-05
CIK 806817

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-Q



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 25, 1995

                                        or

            [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
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

              Yes                   No   X


                      (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of the issuer's common stock as of February 25, 1995: 5,700,725

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Index to Consolidated Financial Statements






Part I - Financial Information
Item I - Financial Statements

Recent Developments...........................................  2

Consolidated Balance Sheets - February 25, 1995
  (Unaudited) and August 27, 1994.............................  3

Consolidated Statements of Operations (Unaudited) for
  the twenty six weeks and thirteen weeks ended
  February 25, 1995...........................................  4

Consolidated Statements of Cash Flows (Unaudited)
  for the twenty six weeks and thirteen weeks
  ended February 25, 1995.....................................  5

Notes to Unaudited Consolidated Financial
  Statements..................................................  6

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................15

Part II - Other Information....................................20

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

                   JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                      (In thousands, except share data)


                                                           February 25, 1995                   August 27, 1994
                                                           -----------------                   ---------------
                              ASSETS                           (unaudited)
Current assets:
     Cash and cash equivalents                                    $7,837                            $13,089
     Merchandise inventories                                      10,494                             10,148
     Due from limited partners                                     -                                  1,000
     Refundable income taxes                                       2,258                              2,258
     Prepaid expenses                                              2,062                              1,717
     Accounts receivable                                           3,225                              1,719
     Other current assets                                            504                              1,475
                                                              ----------                         ----------
         Total current assets                                     26,380                             31,406

Store fixtures, equipment and leasehold improvements,
    at cost, net                                                  10,365                              8,701

Due from Unconsolidated Licensees, net of
     reserves of $3,284 at February 25, 1995
     and August 27, 1994.                                          1,377                            -

Due from Private Company                                           2,261                              1,832

Deferred lease costs and other intangibles, net                    2,524                              1,929
Goodwill, at cost, net                                               594                                604
Other assets (primarily security deposits)                           810                                450
                                                              ----------                         ----------
                                                                 $44,311                            $44,922
                                                              ==========                         ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                                     $14,919                            $15,391
     Customer deposits                                            10,894                              9,460
     Accrued expenses and other current liabilities                6,840                              5,315
                                                              ----------                         ----------
         Total current liabilities                                32,653                             30,166

Deferred rent and allowances                                       7,220                              6,494
Long-term obligations under capital leases                           387                                477
                                                              ----------                         ----------
         Total liabilities                                        40,260                             37,137
                                                              ----------                         ----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.01 per
         share. Authorized 1,000,000 shares;
         no shares issued                                          -                                -
     Common stock, par value $.01 per share.
         Authorized 10,000,000 shares; issued and
         outstanding 5,700,725 shares at August 27, 1994
         and February 25, 1995.                                       57                                 57
     Additional paid in capital                                   22,911                             22,911
     Notes receivable from warrant holders                          (300)                              (300)
     Accumulated (deficit)                                       (18,617)                           (14,883)
                                                              ----------                         ----------
                                                                   4,051                              7,785
                                                              ----------                         ----------
                                                                 $44,311                            $44,922
                                                              ==========                         ==========



       See accompanying notes to unaudited consolidated financial statements.

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                       (In thousands, except share data)
                               (unaudited)


                                                                    Thirteen weeks        Twenty-six weeks
                                                                        ended                  ended
                                                                  February 25, 1995       February 25, 1995
                                                                  -----------------       -----------------
     Net sales                                                              $28,195                 $64,596
                                                                  -----------------       -----------------
     Cost of sales, including store occupancy,
     warehousing, delivery and fabric protection                             20,275                  44,990

     Selling, general and administrative expenses                            11,321                  22,417

     Loss from store closings                                                   615                     615

     Depreciation and amortization                                              492                     942
                                                                  -----------------       -----------------
                                                                             32,703                  68,964
                                                                  -----------------       -----------------
Operating (loss)                                                             (4,508)                 (4,368)
                                                                  -----------------       -----------------
Other income (expense):
     Royalty income                                                             132                     267
     Interest income                                                             73                     149
     Interest expense                                                           (10)                    (25)
     Other income, net                                                          165                     329
                                                                  -----------------       -----------------
                                                                                360                     720
                                                                  -----------------       -----------------

(Loss) before income taxes                                                   (4,148)                 (3,648)

Income taxes                                                                     26                      86
                                                                  -----------------       -----------------

Net (loss)                                                                  ($4,174)                ($3,734)
                                                                  =================       =================


Net (loss) per common and common
     equivalent share                                                        ($0.73)                 ($0.66)
                                                                  =================       =================


Weighted average number of common
     and common equivalent shares                                         5,700,725               5,700,725
                                                                  =================       =================


     See accompanying notes to unaudited consolidated financial statements.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (in thousands) (unaudited)




                                                                   Thirteen weeks         Twenty-six weeks
                                                                        ended                   ended
                                                                  February 25, 1995       February 25, 1995
                                                                  -----------------       -----------------
Cash flows from operating activities:
Net (loss)                                                                 ($4,174)                ($3,734)
Adjustments to reconcile net (loss)
     to net cash provided by operating activities:
     Depreciation and amortization                                             492                     942
     Loss from store closings                                                  615                     615
     Deferred rent                                                             627                     726
     Changes in operating assets and liabilities:
        Decrease (increase) in merchandise inventories                          83                    (346)
        (Increase) in prepaid expenses                                        (250)                   (339)
        (Increase) in accounts receivable                                     (181)                 (1,506)
        (Increase) decrease in other current assets                            (56)                    971
        (Increase) in due from Unconsolidated Licensees                       (605)                 (1,377)
        Decrease (increase) in due from Private Company                      2,773                    (429)
        (Increase) in deferred lease costs                                     (72)                   (595)
        (Increase) decrease in other assets, net                                 3                    (360)
        (Decrease) in accounts payable trade                                (1,735)                   (472)
        Increase in customer deposits                                        2,564                   1,434
        Increase in accrued expenses
           and other payables                                                2,344                     905
                                                                  -----------------       -----------------
Net cash provided by (used in) operating activities                          2,428                  (3,565)
                                                                  -----------------       -----------------


Cash flows from investing activities:
Capital expenditures                                                        (1,502)                 (2,597)
Decrease in due from limited partners                                     -                          1,000
                                                                  -----------------       -----------------
Net cash (used in) investing activities                                     (1,502)                 (1,597)
                                                                  -----------------       -----------------

Cash flows from financing activities:
Payments of obligations under capital leases                                  (414)                    (90)
                                                                  -----------------       -----------------
Net cash (used in) financing activities                                       (414)                    (90)
                                                                  -----------------       -----------------


Net increase (decrease) in cash and cash equivalents                           512                  (5,252)

Cash and cash equivalents at beginning of period                             7,325                  13,089
                                                                  -----------------       -----------------

Cash and cash equivalents at end of period                                  $7,837                  $7,837
                                                                  =================       =================



Supplemental disclosure of cash flow information:

        Income taxes paid during the period                                    $26                     $86
                                                                  =================       =================

        Interest paid                                                          $10                     $25
                                                                  =================       =================



     See accompanying notes to unaudited consolidated financial statements.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 25, 1995
                    (In thousands except for share amounts)


(1)    Basis of Presentation

       The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry and the matters described in "Recent Developments" above, operating results for the interim period ended February 25, 1995 are not necessarily indicative of the results that may be expected for the year ending August 26, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 27, 1994 and the Report of Management.

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

(2)     Merchandise Inventories

        Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                               2/25/95     8/27/94
                                               -------     -------
        Showrooms                              $ 4,538     $ 4,685
        Warehouses                               5,956       5,463
                                               -------     -------
                                               $10,494     $10,148
                                               =======     =======

        Vendor discounts and allowances in respect to merchandise purchased by the Company are included as a reduction of inventory and cost of sales.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 25, 1995
                    (In thousands except for share amounts)




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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

               For  the Twenty-Six Weeks Ended February 25, 1995
                    (In thousands except for share amounts)


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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 25, 1995
                    (In thousands except for share amounts)





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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 25, 1995
                    (In thousands except for share amounts)

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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 25, 1995
                    (In thousands except for share amounts)


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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 25, 1995
                    (In thousands except for share amounts)

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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 25, 1995
                    (In thousands except for share amounts)

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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 25, 1995
                    (In thousands except for share amounts)





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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 25, 1995
                    (In thousands except for share amounts)




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

                                         13 Wks     13 Wks    26 Wks    26 Wks
                                          Ended      Ended     Ended     Ended
                                         2/25/95    2/26/94   2/25/95   2/26/94
                                        --------   --------  --------  -------

 Net sales                              $17,610    $11,376   $40,077   $23,055
                                        --------   --------  --------  -------
 Cost of sales                           12,382      7,395    27,609    14,599
 Selling, general and
   administrative expenses                6,531      3,970    13,321     7,866
 Loss from store closings                   407        -         407       -
 Depreciation and amortization              233        268       643       397
                                        --------   --------  --------  -------
                                         19,553     11,633    41,980    22,862
                                        --------   --------  --------  -------
 Operating (loss) income                 (1,943)      (257)   (1,903)      193
                                        --------   --------  --------  -------
 Other income (expense):
      Royalty Income                        663        629     1,493     1,351
      Interest Income                        71        120       146       416
      Interest expense                       (9)       (10)      (25)      (14)
      Other income, net                     456        592       966       912
                                        --------   --------  --------  -------
                                          1,181      1,331     2,580     2,665
                                        --------   --------  --------  -------
 (Loss) income before income taxes         (762)     1,074       677     2,858
 Income taxes (benefit)                    (297)       419       264     1,119
                                        --------   --------  --------  -------
 Net (loss) income                      $  (465)   $   655   $   413   $ 1,739
                                        ========   ========  ========  =======

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 25, 1995
                    (In thousands except for share amounts)


Results of Operations:

        Net Sales:

        Thirteen Weeks Ended February 25, 1995:

        The Company's sales increased by 54.8% to $17,610 for the thirteen weeks ended February 25, 1995 as compared to $11,376 for the same period in the prior year. Comparable store sales (those open for the entire period in the current and prior year periods) declined by 1.1%. Prior year sales have not been restated to reflect the acquisition of the Elegant Partnership acquired on November 30, 1993 and Jennifer L.P. II acquired on September 1, 1994. Including those sales in the prior year period, net sales would have been $14,176. Total sales would have then increased by 26.6% and comparable store sales would have increased by 24.2%. The significant increase in sales in the current period is attributable to the opening of 17 new Jennifer Leather stores in the period January 1, 1994 to February 25, 1995.

        Twenty-Six Weeks Ended February 25, 1995:

        The Company's sales increased by 73.8% to $40,077 as compared to $23,055 for the same period in the prior year. Comparable store sales declined by 5.3%. If the prior year sales were restated to reflect the acquisitions of the Elegant Partnership and Jennifer L.P. II, total sales would have been $31,923 or an increase of 25.5%. This significant increase in sales is attributable to the opening of 17 new Jennifer Leather stores since January 1, 1994.

        Cost of Sales:

        Thirteen Weeks Ended February 25, 1995:

        Cost of sales increased to $12,382, 70.3% as a percentage of sales, in the thirteen weeks ended February 25, 1995 from $7,395, 65.0% as a percentage of sales, in the comparable prior year period, an increase of 67.4%. The dollar increase of $4,987 is mainly attributable to the higher sales levels (discussed above) and a lower mark-up on sales of Jennifer Leather.

        Twenty-Six Weeks Ended February 25, 1995:

        Cost of sales increased by 89.1% to $27,609, 68.9% as a percentage of sales, as compared to $14,599, 63.3% as a percentage of sales, for the same period in the prior year. The increase is mainly attributable to the higher sales levels (discussed above) and a lower mark-up on sales of Jennifer Leather.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 25, 1995
                    (In thousands except for share amounts)


        Selling, General and Administrative Expenses:

        Thirteen Weeks Ended February 25, 1995:

        Selling, general and administrative expenses were $6,531, 37.1% as a percntage of sales, as compared to $3,970, 34.9% as a percentage of sales, for the prior period, an increase of $2,561 or 64.5%. The increase in expenses was primarily attributable to the higher level of sales and the attendant related expenses to support the larger Company. The principal expenses that increased were salaries and advertising.

        Twenty Six Weeks ended February 25, 1995:

        Selling, general and administrative expenses were $13,321, 33.2% as a percentage of sales, as compared to $7,866, 34.1% as a percentage of sales, for the prior period, an increase of $5,455, or 69.3%. Higher sales levels for the period created this increase which was primarily in advertising and salaries.

        Loss from Store Closings:

        The Company accrued $407 to provide for the attendant costs in connection with the commencement of a program to close marginable and unprofitable stores.

        Liquidity and Capital Resources:

        The discussion provided below relates to the Consolidated Balance Sheets at February 25, 1995 and August 27, 1994 included herein. Such consolidated balance sheets include the accounts of the LP's.

        At February 25, 1995, the Company had an aggregate working capital deficiency of $(6,273) compared to available working capital of $1,240 at August 27, 1994. At February 25, 1995, the Company had available cash and cash equivalents of $7,837 compared to cash and cash equivalents of $13,089 at August 27, 1994. The decrease in cash since August 27, 1994 is due principally to net cash used in operating activities and capital expenditures of $2,597 to finance the opening of new stores.

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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 25, 1995
                    (In thousands except for share amounts)



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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 25, 1995
                    (In thousands except for share amounts)




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

                          JENNIFER CONVERTIBLES, INC.

                                    PART II

                               OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

       A.     The Class Action Litigation

              Beginning in December 1994, a series of 11 class actions were brought against the Company, various of its present and former officers and directors, and certain third parties, in the United State District Court for the Eastern District of New York. The complaints in all of these actions alleged that the Company and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10B-5 promulgated thereunder in connection with the press release (the "Press Release") issued by the Company on or about December 2, 1994. All of these class actions have been consolidated under the caption In Re Jennifer Convertibles, Case No. 94 Civ. 5570, pending in the Eastern District of New York (the "Class Action Litigation").

       B.     The Derivative Litigation

              Beginning in December 1994, a series of six actions were commenced as derivative actions on behalf of the Company, against Harley J. Greenfield, Fred J. Love, Edward B. Seidner, Bernard Wincig, Michael J. Colnes, Michael Rosen, Al Ferarra, William M. Apfelbaum. Glenn S. Meyers, Lawrence R. Haut, Jara Enterprises, Inc., Jerome I. Silverman, Jerome I. Silverman Company, Selig Zises and BDO Seidman & Co. in: (a) the United States District Court for the Eastern District of New York, entitled Philip
E. Orbanes v. Harley J. Greenfield, et al., Case No. CV 94-5694 (DRH); Meyer Okun and David Semel v. Al Ferrara, et al. Case No. CV 95-0080 (DRH); Meyer Okun Defined Benefit Pension Plan, etal. v. BDO Seidman & Co., Case No. CV 95-1407 (DRH); and Meyer Okun Defined Benefit Pension Plan v. Jerome I. Silverman Company, et al. Cae No. CV 95-3162 (DRH); (b) the Court of Chancery for the County of New Castle in the State of Delaware, entitled Massini v. Harley Greenfield, et al., Civil Action No. 13936 (WCB); and (c) the Supreme Court of the State of New York, County of New York, entitled Meyer Okun Defined Benefit Pension Plan v. Harley J. Greenfield, et al., Index No. 95-110290 (Collectively, the "Derivative Litigation").

              The Complaints in each of these actions assert various acts of wrongdoing by the defendants, as well as claims of breach of fiduciary duty by the present and former officers and directors of the Company, including but not limited to claims relating to the matters described in the Press Release.

ITEMS 4. through 5.  NOT APPLICABLE.

ITEM  6.  (a)  EXHIBIT 11.1 - STATEMENT RE: COMPUTATION OF
                              NET (LOSS) PER SHARE

                          JENNIFER CONVERTIBLES, INC.

                                    PART II

                         OTHER INFORMATION - CONTINUED




          (b)  REPORTS ON FORM 8-K

       During the quarter ended February 25, 1995 the Company filed four Current Reports on Form 8-K reporting on the following:

       The Current Report on Form 8-K, dated December 2, 1995, reported the following: Item 5. - Other Events as to a delay in the filing of the Company's Report on Form 10-K, significant losses and a report of a special committee.

       The Current Report on Form 8-K, dated December 14, 1995, reported on
       Item 5. - Other Events with respect to the appointment of a standing committee, the institution of three class action suits and an informal inquiry by the Securities and Exchange Commission, a temporary exemption of the Company's stock from NASDAQ delisting and the resignation of two officials.

       The Current Report on Form 8-K, dated February 8, 1995, reported on
       Item 4. - Changes in Registrant's Certifying Accountants with respect to the change from KPMG Peat Marwick LLP to Richard A. Eisner & Company, LLP and Item 5. - Other Events as to the possible delisting of the Common Stock from NASDAQ.

       The Current Report on Form 8-K, dated February 10, 1995, reported on
       Item 5. - Other Events as to the addition of two new and Item 6. - Resignation of Registrant's Directors as to the resignation of Michael Colnes as a director, his disagreements with the Company and the Company's position as to such matters.

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