Form 10-Q
period 1995-05-27
JENNIFER CONVERTIBLES INC
filed 1996-11-05
CIK 806817

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended May 27, 1995

                                        or

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
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization                  Identification No.)

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

              Yes                   No   X


                      (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of the issuer's common stock as of May 27, 1995: 5,700,725

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Index to Consolidated Financial Statements



Part I - Financial Information
Item I - Financial Statements

Recent Developments...........................................  2

Consolidated Balance Sheets - May 27, 1995
  (Unaudited) and August 27, 1994.............................  3

Consolidated Statements of Operations (Unaudited)
  for the thirty-nine weeks and thirteen weeks
  ended May 27, 1995..........................................  4

Consolidated Statements of Cash Flows (Unaudited)
  for the thirty-nine weeks and thirteen weeks
  ended May 27, 1995..........................................  5

Notes to Unaudited Consolidated Financial
  Statements..................................................  6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................15

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

                   JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets

                      (In thousands, except share data)

                                                          May 27, 1995     August 27, 1994
                                                          ------------     ---------------
                              ASSETS                       (unaudited)
Current assets:
     Cash and cash equivalents                                 $3,328        $13,089
     Merchandise inventories                                    9,406         10,148
     Due from limited partners                                     --          1,000
     Refundable income taxes                                    2,258          2,258
     Prepaid expenses                                           2,043          1,717
     Accounts receivable                                        2,845          1,719
     Other current assets                                         621          1,475
                                                             --------       --------
                      Total current assets                     20,501         31,406

Store fixtures, equipment and leasehold improvements,
    at cost, net                                               10,811          8,701

Due from Unconsolidated Licensees, net of
     reserves of $3,704 at May 27, 1995 and
     $3,284 at August 27, 1994.                                 1,901             --

Due from Private Company                                        2,009          1,832

Deferred lease costs and other intangibles, net                 2,079          1,929
Goodwill, at cost, net                                            467            604
Other assets (primarily security deposits)                      1,131            450
                                                             --------       --------
                                                              $38,899        $44,922
                                                             ========       ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                                  $13,488        $15,391
     Customer deposits                                          9,496          9,460
     Accrued expenses and other current liabilities             5,359          5,315
                                                             --------       --------
         Total current liabilities                             28,343         30,166

Deferred rent and allowances                                    7,131          6,494
Long-term obligations under capital leases                        334            477
                                                             --------       --------
         Total liabilities                                     35,808         37,137
                                                             --------       --------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.01 per
         share. Authorized 1,000,000 shares;
         no shares issued.                                         --             --
     Common stock, par value $.01 per share.
         Authorized 10,000,000 shares; issued and
         outstanding 5,700,725 shares at August 27, 1994
         and May 27, 1995.                                         57             57
     Additional paid in capital                                22,911         22,911
     Notes receivable from warrant holders                       (300)          (300)
     Accumulated (deficit)                                    (19,577)       (14,883)
                                                             --------       --------
                                                                3,091          7,785
                                                             --------       --------
                                                              $38,899        $44,922
                                                             ========       ========


    See accompanying notes to unaudited consolidated financial statements.

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations

                      (In thousands, except share data)
                                  (unaudited)


                                                             Thirteen weeks        Thirty-nine weeks
                                                                  ended                 ended
                                                              May 27, 1995           May 27, 1995
                                                              ------------           ------------
     Net sales                                                   $31,750                 $96,346
                                                               ---------               ---------

     Cost of sales, including store occupancy,
     warehousing, delivery and fabric protection                  22,291                  67,281

     Selling, general and administrative expenses                 10,409                  32,826

     Provision for losses on amounts due from
        Unconsolidated Licensees                                     420                     420

     Loss from store closings                                         36                     651

     Depreciation and amortization                                   563                   1,505
                                                               ---------               ---------
                                                                  33,719                 102,683
                                                               ---------               ---------
Operating (loss)                                                  (1,969)                 (6,337)
                                                               ---------               ---------
Other income (expense):
     Royalty income                                                  134                     401
     Interest income                                                  70                     219
     Interest expense                                                (21)                    (46)
     Other income, net                                               837                   1,166
                                                               ---------               ---------
                                                                   1,020                   1,740
                                                               ---------               ---------
(Loss) before income taxes                                          (949)                 (4,597)

Income taxes                                                          11                      97
                                                               ---------               ---------
Net (loss)                                                         $(960)                $(4,694)
                                                               =========               =========

Net (loss) per common and common
     equivalent share                                             $(0.17)                 $(0.82)
                                                               =========               =========

Weighted average number of common
     and common equivalent shares                              5,700,725               5,700,725
                                                               =========               =========


        See accompanying notes to unaudited consolidated financial statements.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows

                          (in thousands) (unaudited)

                                                                Thirteen weeks     Thirty-nine weeks
                                                                     ended               ended
                                                                 May 27, 1995        May 27, 1995
                                                                 ------------        ------------
Cash flows from operating activities:
Net (loss)                                                           $(960)              $(4,694)
Adjustments to reconcile net (loss)
     to net cash provided by operating activities:
     Depreciation and amortization                                     563                 1,505
     Loss from store closings                                           36                   651
     Deferred rent                                                     (89)                  637
     Provision for losses on amounts due from
        Unconsolidated Licensees                                       420                   420
     Changes in operating assets and liabilities:
        Decrease in merchandise inventories                          1,088                   742
        Decrease (increase) in prepaid expenses                         19                  (320)
        Decrease (increase) in accounts receivable                     380                (1,126)
        (Increase) decrease in other current assets                   (117)                  854
        (Increase) in due from Unconsolidated Licensees               (944)               (2,321)
        Decrease (increase) in due from Private Company                252                  (177)
        Decrease (increase) in deferred lease costs                    445                  (150)
        (Increase) in other assets, net                               (321)                 (681)
        (Decrease) in accounts payable trade                        (1,431)               (1,903)
        (Decrease) increase in customer deposits                    (1,398)                   36
        (Decrease) in accrued expenses
           and other payables                                       (1,517)                 (612)
                                                                   -------               -------
Net cash (used in) operating activities                             (3,574)               (7,139)
                                                                   -------               -------



Cash flows from investing activities:
Capital expenditures                                                  (882)               (3,479)
Decrease in due from limited partners                                   --                 1,000
                                                                   -------               -------
Net cash (used in) investing activities                               (882)               (2,479)
                                                                   -------               -------

Cash flows from financing activities:
Payments of obligations under capital leases                           (53)                 (143)
                                                                   -------               -------
Net cash (used in) financing activities                                (53)                 (143)
                                                                   -------               -------

Net (decrease) in cash and cash equivalents                         (4,509)               (9,761)

Cash and cash equivalents at beginning of period                     7,837                13,089
                                                                   -------               -------
Cash and cash equivalents at end of period                          $3,328                $3,328
                                                                   =======               =======


Supplemental disclosure of cash flow information:

        Income taxes paid during the period                            $11                   $97
                                                                   =======               =======
        Interest paid                                                  $21                   $46
                                                                   =======               =======



         See accompanying notes to unaudited consolidated financial statements.

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

             For the Thirty-Nine Weeks Ended May 27, 1995

               (In thousands except for share amounts)


(1)    Basis of Presentation

       The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry and the matters described in "Recent Developments" above, operating results for the interim period ended May 27, 1995 are not necessarily indicative of the results that may be expected for the year ending August 26, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 27, 1994 and the Report of Management.

       The Company is unable to report consolidated quarterly financial information for the prior year because the financial records of the L.P.'s had not been maintained in accordance with the Company's fiscal reporting periods. Instead, the Company has made comparisons of the results of operations by itself without the consolidation of the L.P.'s with the same results for the prior year periods. The trends reported for the Comapny alone are not necessarily indicative of results of the consolidated Company for the fiscal year.


(2)     Merchandise Inventories

        Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                                5/27/95    8/27/94
                                               --------    -------
        Showrooms                              $ 4,741     $ 4,685
        Warehouses                               4,665       5,463
                                               --------    -------
                                               $ 9,406     $10,148
                                               ========    =======

        Vendor discounts and allowances in respect to merchandise purchased by the Company are included as a reduction of inventory and cost of sales.

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

             For the Thirty-Nine Weeks Ended May 27, 1995

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

             For the Thirty-Nine Weeks Ended May 27, 1995

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

             For the Thirty-Nine Weeks Ended May 27, 1995

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

             For the Thirty-Nine Weeks Ended May 27, 1995

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

             For the Thirty-Nine Weeks Ended May 27, 1995

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

             For the Thirty-Nine Weeks Ended May 27, 1995

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

             For the Thirty-Nine Weeks Ended May 27, 1995

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

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

             For the Thirty-Nine Weeks Ended May 27, 1995

               (In thousands except for share amounts)



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

             For the Thirty-Nine Weeks Ended May 27, 1995

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


                                                  13 Wks     13 Wks    39 Wks    39 Wks
                                                  Ended      Ended     Ended     Ended
                                                 5/27/95    5/28/94   5/27/95   5/28/94
                                                 -------    -------   -------   -------
       Net sales                                 $19,672    $13,607   $59,750   $36,662
                                                 --------   --------  --------  -------
       Cost of sales                              13,679      8,358    41,288    22,957
       Selling, general and
         administrative expenses                   6,219      4,851    19,541    12,717
       Provision for losses on amounts
         due from Unconsolidated Licensees           420        --        420       --
       Loss from store closings                       12        --        419       --
       Depreciation and amortization                 394        268     1,037       665
                                                 --------   --------  --------  -------
                                                  20,724     13,477    62,705    36,339
                                                 --------   --------  --------  -------
       Operating (loss) income                    (1,052)       130    (2,955)      323
                                                 --------   --------  --------  -------
       Other income (expense):
            Royalty Income                           737        662     2,230     2,013
            Interest Income                           72        240       219       656
            Interest expense                         (20)        (5)      (46)      (19)
            Other income, net                        378        551     1,344     1,463
                                                 --------   --------  --------  -------
                                                   1,167      1,448     3,747     4,113
                                                 --------   --------  --------  -------
       Income before income taxes                    115      1,578       792     4,436
       Income taxes                                   45        617       309     1,736
                                                 --------   --------  --------  -------
       Net income                                $    70    $   961   $   483   $ 2,700
                                                 ========   ========  ========  =======


             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

             For the Thirty-Nine Weeks Ended May 27, 1995

               (In thousands except for share amounts)



Results of Operations:

        Net Sales:

        Thirteen Weeks Ended May 27, 1995:

        The Company's sales increased by 44.5% to $19,672 for the thirteen weeks ended May 27, 1995 as compared to $13,607 for the same period in the prior year. Comparable store sales (those open for the entire period in the current and prior year periods) declined by 4.5%. Prior year sales have not been restated to reflect the acquisition of Jennifer L.P. II acquired on September 1, 1994. Including those sales in both periods, comparable store sales would have declined by 6.8%. The significant increase in sales in the current period is attributable to the opening of 29 new Jennifer Leather stores in the period January 1, 1994 to May 27, 1995.

        Thirty-Nine Weeks Ended May 27, 1995:

        The Company's sales increased by 63.0% to $59,750 as compared to $36,662 for the same period in the prior year. Comparable store sales declined by 3.8%.

        Cost of Sales:

        Thirteen Weeks Ended May 27, 1995:

        Cost of sales increased to $13,679, 69.5% as a percentage of sales, in the thirteen weeks ended May 27, 1995 from $8,358, 61.4% as a percentage of sales, in the comparable prior year period, an increase of 63.7%. The dollar increase of $5,321 is mainly attributable to the higher sales levels (discussed above) and a lower mark-up on sales of Jennifer Leather.

        Thirty-Nine Weeks Ended May 27, 1995:

        Cost of sales increased by 79.8% to $41,288, 69.1% as a percentage of sales, as compared to $22,957, 62.6% as a percentage of sales, for the same period in the prior year. The increase is mainly attributable to the higher sales levels (discussed above) and a lower mark-up on sales of Jennifer Leather.

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

             For the Thirty-Nine Weeks Ended May 27, 1995

               (In thousands except for share amounts)


        Selling, General and Administrative Expenses:

        Thirteen Weeks Ended May 27, 1995:

        Selling, general and administrative expenses were $6,219, 31.6% as a percentage of sales, as compared to $4,851, 35.7% as a percentage of sales, for the prior period, an increase of $1,368 or 28.2%. The increase in expenses was primarily attributable to the higher level of sales and the attendant related expenses to support the larger Company. The principal expenses that increased were salaries and advertising.

        Thirty-Nine Weeks Ended May 27, 1995:

        Selling, general and administrative expenses were $19,541, 32.7% as a percentage of sales, as compared to $12,717, 34.7% as a percentage of sales, for the prior period, an increase of $6,824, or 53.7%. Higher sales levels for the period created this increase which was primarily in advertising and salaries.

        The Company has provided an additional reserve for losses in connection with additional amounts due from Unconsolidated Licensees in the amount of $420 in the quarter ended May 27, 1995. This amount is in addition to the reserve established at August 27, 1994 of $3,284.

        Loss from Store Closings:

        The Company accrued $419 in the thirty-nine weeks ended May 27, 1995 to provide for the attendant costs in connection with the commencement of a program to close marginable and unprofitable stores.

        Liquidity and Capital Resources:

        The discussion provided below relates to the Consolidated Balance Sheets at May 27, 1995 and August 27, 1994 included herein. Such consolidated balance sheets include the accounts of the LP's.

        At May 27, 1995, the Company had an aggregate working capital deficiency of $(7,842) compared to available working capital of $1,240 at August 27, 1994. At May 27, 1995, the Company had available cash and cash equivalents of $3,328 compared to cash and cash equivalents of $13,089 at August 27, 1994. The decrease in cash since August 27, 1994 is due principally to net cash used in operating activities and capital expenditures of $3,479 to finance the opening of new stores.

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

             For the Thirty-Nine Weeks Ended May 27, 1995

               (In thousands except for share amounts)


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

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

             For the Thirty-Nine Weeks Ended May 27, 1995

               (In thousands except for share amounts)

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

                          JENNIFER CONVERTIBLES, INC.

                                    PART II

                               OTHER INFORMATION



ITEM  1.  - LEGAL PROCEEDINGS

                SEC Investigation

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

ITEMS 4. through 5.  NOT APPLICABLE.

ITEM  6.  (a)  EXHIBIT 11.1  - STATEMENT RE: COMPUTATION OF
                                NET (LOSS) PER SHARE

          (b)  REPORTS ON FORM 8-K

       During the quarter ended May 27, 1995 the Company filed two Current Reports on Form 8-K reporting on the following:

       The Current Report on Form 8-K, dated April 10, 1995, reported on Item
       5. - Other Events as to the rebuttal to the previously rendered report of a Special Committee and the delisting of the Company's securities from NASDAQ.

       The Current Report on Form 8-K, dated May 5, 1995, reported on Item 5.
       - Other Events as to the withdrawal by BDO Seidman of its report on the Company's fiscal 1993 financial statements.

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