Form 10-K
period 1995-08-26
JENNIFER CONVERTIBLES INC
filed 1996-11-05
CIK 806817

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the fiscal year ended                    Commission File number 1-9681
August 26, 1995

                          JENNIFER CONVERTIBLES, INC.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                       11-2824646
---------------------------------                    -------------------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)

419 Crossways Park Drive
Woodbury, New York  11797                                     5712
---------------------------------------             -------------------------
(Address of principal executive office)                 (Primary Standard
                                                    Industrial Classification
                                                           Code Number)

Registrant's telephone number, including area code (516) 496-1900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, par value $.01
                      ------------------------------
                             (Title of class)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes                  No   X
                         -----               -----

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of registrant as of November 30, 1995: $11,008,622.

Shares of Common Stock outstanding as of November 30, 1995:  5,700,725

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   NONE

                               PART I
Item 1.  Business

           Recent Developments

      In late November 1994, the Company was advised by KPMG Peat Marwick ("Peat"), its independent auditors at the time, that its method of accounting for certain of its licensees should be changed and would likely require a restatement of previously announced financial results. The financial statements included herein consolidate the operating losses for certain limited partnership licensees (the "LPs"), to the extent such losses exceed the capital contributions of the limited partners. In addition, on December 2, 1994, as more fully discussed under "Certain Relationships and Related Transactions," a special committee of the Company's Board of Directors delivered a summary report which concluded that the Company had meritorious claims against three members of its management, an affiliated private company and others. The Company announced these matters publicly in a press release on December 2, 1994. In March 1995, the Company received a response to such report prepared on behalf of one of the members of its management which concluded that there were no valid claims. As more fully discussed under "Legal Proceedings," the Company and certain of its management became involved in class action and derivative litigations relating to the matters referred to above and, on May 3, 1995, the Securities and Exchange Commission commenced an investigation relating to such matters. On May 2, 1995, BDO Seidman, the Company's auditors for the 1993 fiscal year, advised the Company that BDO Seidman, had withdrawn its opinion with respect to the Company's financial statements for the fiscal year ended August 31, 1993. In March 1996, as described in "Legal Proceedings," the Company announced that it had entered into memoranda of understanding ("MOUS") with the other parties in the class action and derivative litigations (other than Selig Zises, Peat and BDO Seidman) for the purpose of settling such litigations. The transactions set forth in the MOUS and the settlement of such litigation are subject, among other things, to execution of definitive documentation and Court approval.

      As a result of the late filing of this Annual Report, the Company is simultaneously filing its Quarterly Reports on Form 10-Q for the quarters ended November 25, 1995, February 24, 1996 and May 25, 1996 (the "Quarterly Reports"). Certain of the information contained in this Annual Report is out of date and, accordingly, this Annual Report should be read in conjunction with the Quarterly Reports. Unless expressly otherwise stated, information in this Annual Report is as of August 26, 1995.

      Unless otherwise set forth herein, the term the "Company" includes Jennifer Convertibles, Inc., a Delaware corporation, and its direct or indirect subsidiaries.

           Business Overview

      The Company is the owner and licensor of the largest group of sofabed specialty retail stores in the United States, with 130 Jennifer Convertibles(R) stores located on the Eastern seaboard, in the Midwest, on the West Coast and in the Southwest. As of August 26, 1995, the Company also operated 38 "Jennifer Leather" ("Jennifer Leather") stores and one "Elegant Living" ("Elegant Living") store. Of the Jennifer Convertibles(R) stores, as of August 26, 1995, 51 were owned by the Company and 79 were licensed by the Company.

                           NUMBER OF STORES IN OPERATION AS OF AUGUST 26, 1995
                =================================================================================
                                           ELEGANT   TOTAL    LPS AND OTHER  PRIVATE     TOTAL
                  CONVERTIBLES  LEATHER    LIVING    COMPANY  LICENSEES(1)   COMPANY(2)  STORES
                ---------------------------------------------------------------------------------
REGION
TRI-STATE AREA
NEW YORK                   7       12         1         20          3            25       48
NEW JERSEY                 9        8                   17          4                     21
CONNECTICUT                4        1                    5          2                      7
                ---------------------------------------------------------------------------------
  SUBTOTAL                20       21         1         42          9            25       76

ARIZONA                                                             3                      3
CALIFORNIA                          4                    4         22                     26
FLORIDA                             5                    5         13                     18
GEORGIA                                                             4                      4
ILLINOIS                                                           15                     15
INDIANA                    3                             3                                 3
KANSAS                     1                             1                                 1
MARYLAND                   3        1                    4          3                      7
MASSACHUSETTS              6        5                   11                                11
MICHIGAN                   6                             6                                 6
MISSOURI                   5                             5                                 5
NEVADA                                                              2                      2
NEW HAMPSHIRE              2                             2                                 2
OHIO                                                                4                      4
PENNSYLVANIA                                                        4                      4
VIRGINIA                   2        1                    3                                 3
WISCONSIN                  2                             2                                 2
WASHINGTON, D.C.           1        1                    2                                 2

                ---------------------------------------------------------------------------------
TOTAL                     51       38         1         90         79            25      194
                =================================================================================


(1) These include LPs, which are licensees whose accounts are included in the consolidated financial statements of the Company, and licensees (the "Unconsolidated Licensees") whose accounts are not so included.

(2) These 25 stores are not owned and do not pay royalties to the Company. They operate in New York (the "Private Stores") and 21 of such stores are owned by a company (the "Private Company") that, as of August 26, 1995, was owned by an individual who was a principal stockholder of the Company and the brother-in-law of Harley J. Greenfield, the Company's Chairman of the Board, Chief Executive Officer and a director and principal stockholder. In addition, Mr. Greenfield and Edward Seidner (also an officer, director and principal stockholder of the Company) retain a substantial economic interest in the Private Company through ownership of $10,273,204 in the aggregate principal amount of secured Private Company promissory notes issued in connection with the redemption of their stock ownership in the Private Company. Accordingly, the Private Company may be deemed an affiliate of the Company. The remaining three stores are sublicensees of the Private Company and one of such stores is owned by the father of an executive officer of the Company. The 25 New York stores are operated in substantially the same way as the Company-owned stores. See "Notes to Consolidated Financial Statements - Footnote-Related Party Transactions."

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

     The table below sets forth information with respect to the number of stores (Company-owned and licensed) opened since fiscal 1986:

                                       Fiscal Years
                        ---------------------------------------------
                        1995 1994 1993 1992  1991 1990 1989 1988 1987
                        ---- ---- ---- ----  ---- ---- ---- ---- ----
Company-owned stores
 open at end of
 period (1)(2)(3)       90    55   34   33    33   39   42   31   13
Licensed stores open at
 end of period          79   113   87   42    15    0    0    0    0
                        --   ---  ---   --    --   --   --   --   --
Total stores open at
 end of period         169   168  121   75    48   39   42   31   13
                       ===   ===  ===   ==    ==   ==   ==   ==   ==
----------

(1) Stores acquired from affiliated companies are reflected as opened in the year they were opened by the affiliate, not in the year they were acquired by the Company.

(2) For fiscal 1994, includes the 19 Jennifer Leather and two Elegant Living stores open at the end of such fiscal year.

(3) For fiscal 1995 includes the 38 Jennifer Leather stores and one Elegant Living store open at the end of such fiscal year.

Store Image and Merchandise

     The Company believes that the image presented by its stores is an important factor in its overall marketing strategy. Accordingly, stores are designed to display the Company's merchandise in attractive model room settings. All Jennifer Convertibles or Jennifer Leather stores, as the case may be, are of a similar clearly defined style, are designed as showrooms for the merchandise and are carpeted, well-lighted and well-maintained. Inventories for delivery are maintained in separate warehouses. The Company displays a variety of sofabeds and companion pieces (including cocktail tables) at each Jennifer Convertibles retail location with carpeting and certain accessories. In contrast to certain of its competitors that primarily target particular segments of the market, the Company attempts to attract customers covering a broad socio-economic range of the market and, accordingly, offers a complete line of sofabeds made by a number of manufacturers in a variety of styles at prices currently ranging from approximately $400 to $2,200. The Jennifer Leather stores similarly offer a complete line of leather living room furniture in a variety of styles and colors at prices currently ranging from approximately $499 to $6,000. The Company generally features attractive price incentives to promote the purchase of merchandise. In addition to offering merchandise by a number of brand name manufacturers, the Company offers merchandise at its Jennifer Convertibles and Jennifer Leather stores under the "Jennifer" brand name.

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

     An inventory of approximately 70% of the items displayed in the stores, in the colors and fabrics displayed, is usually maintained at the Private Company's warehouse facilities (described below.) The Company and its licensees typically require a minimum cash, check or credit card deposit of 50% of the purchase price when a sales order is given, with the balance, if any, payable in cash or certified or official bank check upon delivery of the merchandise. The balance of the purchase price is collected by the independent trucker making the delivery.

Marketing

     The Company and its licensees advertise in newspapers, transit and other media and on television in an attempt to saturate its marketplaces. The Company's approach to advertising requires the Company to establish a number of stores in each area it enters. This concentration of stores enables area advertising expenses to be spread over a larger revenue base and to increase the prominence of the local advertising program. The Company's and the LPs' expenditures for advertising were approximately $14,900,000 (11.9%) of sales in the fiscal year ended August 26, 1995 as compared to approximately $11,400,000 (11.7%) of sales in the prior year.

     The Company creates advertising campaigns which may be used by the Company's stores and may be used by the Private Stores. The Private Company bears an amount which approximates its pro rata share of advertisements which target customers in New York, New Jersey and Connecticut. (See "Certain Relationships and Related Transactions.") However, the Company also advertises independently of the Private Company outside of the New York metropolitan area. The Company is entitled to reimbursement from most of its licensees, which are responsible for their respective costs of advertising; however, the approach and format of such advertising is usually substantially the same for the Company and its licensees. The Company has the right to approve the content of all licensee advertising.

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

      In fiscal 1995, the Company and the LPs closed an aggregate of 37 stores. Several were closed for non-performance, but a number of such closings were due to the Company's plan to combine separate Jennifer Convertibles and Jennifer Leather stores located in the same demographic areas into one store. The primary benefit of combining both operations into one store was an elimination of the real estate expenses and other expenses associated with the closed showroom. Additional benefits realized included reductions of personnel and, in a number of cases, elimination of duplicate office equipment and telephone lines. Although combining two stores into one store generally reduces sales, management believes that sales at the combined store will generate more profit due to the elimination or reduction of expenses described above.

      Although the Company and the LPs closed a number of stores during fiscal 1995, the Company does not anticipate closing a significant number of stores during fiscal 1996 and it will selectively open additional stores if attractive opportunities present themselves.

Sources of Supply

     The Company currently purchases merchandise, for its stores and the stores of its licensees and the Private Company, from a variety of domestic manufacturers generally on 40 or 60 day terms. The combined purchasing power of the Company, its licensees and the Private Company enables them to receive the right, in some instances, to market exclusively certain products, fabrics and styles. See "Certain Relationships and Related Transactions."

     The Company's principal suppliers of sofabeds are Klaussner Furniture, Inc. ("Klaussner") and Sealy Furniture of Maryland, Inc. ("Sealy Maryland"). Sealy(R) brand name sofabeds are the Company's largest selling brand name item and the Company believes that Sealy(R) brand name mattresses are the largest selling mattresses in the world and have the highest consumer brand awareness. The Company also believes that Sealy Maryland is the largest manufacturer of Sealy(R) brand name convertible sofabeds. The Company is the largest sofabed specialty retailer and the largest Sealy(R) sofabed dealer in the United States. During the fiscal year ended August 26, 1995, the Company purchased approximately 73% of its merchandise from Klaussner and approximately 22% of its merchandise from Sealy Maryland. Leather furniture is purchased primarily from Klaussner and Industries Natuzzi S.p.A. The loss of Klaussner as a supplier could have a material adverse effect on the Company. In March 1996, as part of a series of transactions (the "Klaussner Transaction") the Company, among other things, granted Klaussner a security interest in substantially all of its assets in exchange for improved credit terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a fuller description of the Klaussner Transaction.

Licensing Arrangements

      In fiscal 1991, the Company shifted its focus from owning and operating stores to a licensing program under which it licensed stores in exchange for an ongoing royalty. As of August 26, 1995, an aggregate of 79 licensed stores were open. Among the reasons for the Company's shift to licensing had been that Jennifer Convertibles stores typically experience losses for three to four years. The Company had believed that the losses from stores operated by licensees would not be included in the Company's financial statements. In November 1994, the Company's accountants advised the Company that the losses of certain licensees in excess of capital contributions of the limited partners must be included in the Company's financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." As a result of such conclusion, the Company is no longer actively seeking to license additional stores. In addition, as set forth under "Legal Proceedings," the MOUS contemplate that the Company will receive the limited partnership interests in licensees which now own 55 licensed stores, representing all but 20 of the royalty bearing licensed stores in connection with the settlement of certain litigation.

     The Company's arrangements with its licensees typically involve providing the licensee with a license, bearing a royalty of 5% of sales, to use the name Jennifer Convertibles(R). The Company's existing licensing arrangements are not uniform and vary from licensee to licensee. Generally, however, the Company either manages the licensed stores or, if the licensee is a partnership, has a subsidiary act as general partner of such partnership, in each case, for 1% of the licensees' profits. The arrangements generally have a term ranging between 10 and 20 years (and may include options on the licensee's part to extend the license for additional periods) and involve the grant of exclusivity as to defined territories. In some cases, the Company also has an option to purchase the licensee or the licensed stores for a price based on an established formula or valuation method. Investors in certain licensees have, in certain circumstances (including a change of control of the Company), the right to put their investments to the Company for a price based upon an established formula or valuation method. The Private Company currently provides warehousing, fabric protection and other services to licensees on substantially the same basis as such services are provided to the Company and the Company purchases merchandise for the licensees. The Company also provides certain accounting services to certain licensees for which it generally charges $6,000 per store. As of August 26, 1995, the Company was owed an aggregate of $15,106,000 for royalties, advances and merchandise by its licensees, a substantial portion of which was overdue. Of such amount, $10,629,000 due from the LPs is not shown separately on the Company's financial statements as a result of the consolidation of the LPs and $4,477,000 due from Unconsolidated Licensees was reserved against in such financial statements due to doubts as to collectibility. The Private Company has agreed to assume $1,866,000 of such amount. Most of the investors in the licensees have other relationships with the Company or its current or former management. See "Certain Relationships and Related Transactions."

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

Warehousing and Related Services

      Effective January 1, 1994, the Company and the Private Company entered into a new warehousing agreement (the "New Warehousing Agreement") which terminated the original Warehousing and Purchasing Agreement (the "Original Warehousing Agreement") entered into in 1986. Pursuant to the New Warehousing Agreement (which expires in 2001), the Company currently utilizes the warehousing and distribution facilities leased and operated by the Private Company and, as of July 1996, consisting of a 236,000 square foot warehouse facility in North Carolina, and satellite warehouse facilities in New Jersey and California (collectively, the "Warehouse Facilities"). Until June 1996, the Company had utilized a warehouse facility in Inwood, New York. The Warehouse Facilities service Company-owned and licensed stores and the Private Stores.

      The Company presently uses the Warehouse Facilities to service all of the Company-owned and licensed stores. Although the Company is not obligated to use the Warehouse Facilities of the Private Company, it has done so to avoid the administrative and other costs associated with developing and maintaining the infrastructure required to manage warehousing and handling independently. The New Warehousing Agreement provides that the Private Company is not obligated to provide services for more than 300 Company-owned stores. The Company pays the Private Company a monthly warehouse fee (the "Warehouse Fee") equal to 5% of the retail selling price of all merchandise (including the retail selling price of any related services, such as fabric protection and merchandise warranties) delivered from the Warehouse

Facilities to customers of the Company-owned stores plus 5% of the retail selling price of all merchandise delivered from the Warehouse Facilities to Company-owned stores for display purposes. In addition, the Private Company has separately contracted with the Company's licensees to provide warehousing and handling services for licensed stores for a fee equal to 5% of the retail price of merchandise delivered to the licensees' customers and on other terms substantially similar to those under the New Warehousing Agreement.

      The Private Company also provides a number of other services, including arranging for freight deliveries, providing customer service, data entry processing and related services, fabric protection and warranty services and other customer services. In addition to the Warehouse Fee, the Company pays the Private Company a portion (approximately one-third) of the fabric protection and merchandise warranty revenues collected from customers and the Company also pays the Private Company for freight charges based on quoted freight rates. See "Certain Relationships and Related Transactions."

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

      As described in "Legal Proceedings," the MOUS contemplate that the Company and the Private Company will enter into a new warehousing agreement pursuant to which the arrangements described above will be substantially revised and the Company will take over the warehousing and related functions over a period ending January 1, 1999. In contemplation of the settlement, the Company has begun to take over certain of the related functions, including customer service, cash processing, order processing and store support.

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

Employees

     As of August 26, 1995, the Company had 478 employees including eight executive officers. The Company trains personnel to meet its expansion needs by having its most effective managers and salespersons train others and evaluate their progress and potential for the Company. The Company believes that its employee relations are satisfactory. None of the Company's employees are represented by a collective bargaining unit. The Company has never experienced a strike or other material labor dispute.

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

      As of August 26, 1995, the Company and the LPs lease all of their store locations pursuant to leases which expire between 1995 and 2009. None of its leases expire until fiscal 1996, at which time three leases will expire although the lessee has an option to renew each such lease. The leases are usually for a base term of at least five years. For additional information concerning the leases, see Note 8 of "Notes to Consolidated Financial Statements."

Item 3.  Legal Proceedings.

      The Company is involved in a number of proceedings described below.

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

           3. On January 1, 1999, the Private Company will assign to the Company all of its real property interests in or to the various warehouse facilities then being operated by the Private Company (including all related computer hardware), including any fee simple and/or leasehold interest,subject only to any mortgages, purchase money security agreements, leasehold obligations, racking and forklifting expenses, and other operation expenses relating to such property interest and the mortgage on the Inwood warehouse. The Settlement Agreement also provided that, as of December 31, 1998, the aggregate of all mortgages on the Inwood Warehouse facility would not exceed $2,850,000 and that, to the extent that the aggregate of all such mortgages was less than $2,850,000 as of that date, the Company would pay the Private Company the difference between $2,850,000 and the actual amount of such mortgages by way of set-off against the Private Company's obligation to the Company for warehousing services.

           4. The Settlement Agreement provided that if the Private Company sold the Inwood Warehouse before December 31, 1998 (as it has already done), then the Private Company would pay the

APITAL PRINTING SYSTEMS]

Company $25,000 per month starting January 1, 1999 for a period of 84 months. The Settlement Agreement also provided that if the Inwood Warehouse was sold for more than $4,500,000 (net of all reasonable and customary expenses and brokerage commissions), the Company would be entitled to any such excess. However, the Inwood Warehouse was sold in June 1996 for less than $4,500,000.

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

           6. The Private Company will purchase the interest of the limited partners in the LPs known as Jennifer, LP III, Jennifer, LP IV, Jennifer, LP V (the "Partnerships") and the stock of the shareholders of Southeastern Florida Holding Co., Inc. ("S.F.H.C.") and the Private Company will assign these interests and stock to the Company at no cost (except as described below). As of March 15, 1996, S.F.H.C. and the Partnerships own an aggregate of 55 licensed Jennifer Convertibles stores which, after such assignment, will be wholly-owned by the Company. In this connection, the Private Company and the Company will release the aforementioned limited partners and the shareholders, officers and directors of S.F.H.C. from all claims, including all obligations under the notes referred to below. Although it is not reflected in the Settlement Agreement, it is currently contemplated that the limited partners of the Partnerships will receive 10-year warrants to purchase an aggregate of 180,000 shares of Common Stock at $7.00 per share. In addition, the maturity date of three-year notes (with an aggregate remaining balance of $300,000) originally entered into by them in connection with their purchase of warrants (the "Original Warrants"), expiring June 1998, to purchase an aggregate of 180,000 shares of Common Stock at $15.625 per share, will be extended to 10 years after the settlement is approved. The extended notes will bear interest at a rate of 7.12% per annum, and 10% of the principal amount of such notes will be due each year. Such notes will be secured by the Original Warrants to purchase an aggregate of 105,636 shares of Common Stock (representing the unpaid for Original Warrants) and the Company's sole remedy, until the notes mature, upon any default in the payment of principal of such notes, will be to cancel a proportionate number of Original Warrants. There is no signed agreement with the limited partners as to the transfer of the interests in the Partnerships and S.F.H.C. described above and there can be no assurance that the Private Company will be able to obtain such agreements and to transfer the interests in the Partnerships and S.F.H.C. on the terms contemplated above or at all. If the Private Company is unable to obtain such agreements and to make the transfer, the settlement will not be consummated on the terms outlined above or possibly, at all.

           7. The Private Company agrees to pay the Company, under the offset agreement described in Paragraph 11 below, $1,400,000 in resolution of certain intercompany accounts as of August 26, 1995 to be paid, $17,000 per month to be applied toward principal and interest, with interest computed at 6% annually.

           8. Commencing January 1, 1999, the Private Company will provide a license to the Company permitting the Company to use and change the Private Company's computer program without fee. As of January 1, 1999, the Company will also assume the obligations and personnel of the computer department presently maintained by the Private Company.

           9. On or after the effective date of the Settlement Agreement, and through December 31, 1998, although the Private Company will continue to be responsible to apply fabric protection (at no additional charge to the Company), the Company will be responsible for any claims on breach of warranty relating to fabric protection (irrespective of whether the sale was made by the Private Company or the Company), provided, that, as to such claims made as to merchandise sold by the Private Company, the Company may bill the Private Company for outside parts and labor directly expended in connection therewith.

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

           2. Although one or more of the derivative actions may continue against Peat, Zises and/or Seidman, the Derivative Litigation MOU contains provisions designed to relieve those receiving releases from any claims by Peat, Seidman and/or Zises for contribution or indemnification.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

      Not Applicable

                               PART II


Item 5:  Market For Registrant's Common Equity and Related
          Stockholder Matters

     The principal market for the Common Stock during the fiscal year ended August 26, 1995 was the Nasdaq National Market(R) (the "NASDAQ NMS") until the Common Stock was delisted effective April 17, 1995. Thereafter, the Common Stock traded in the "pink sheets", until May 16, 1995, when it commenced trading on the Bulletin Board. The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Common Stock as reported by the NASDAQ NMS until April 17, 1995 and, thereafter the high and low bid prices of the Common Stock in the over-the-counter market. Such quotations since April 17, 1995 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                       High      Low
                                       ----      ---
 Fiscal Year 1995:
  1st Quarter.....................   $ 8 5/8   $ 6 1/2
  2nd Quarter.....................     7 1/2     2 1/4
  3rd Quarter.....................     4 1/4     2 3/4 (NASDAQ)
                                       2 1/2     2 1/4 (Pinksheets)
                                       2 5/8     2 1/8 (Bulletin Board)
  4th Quarter.....................     3 1/2     2     (Bulletin Board)

 Fiscal Year 1994:
  1st Quarter.....................   $ 14 5/8  $11 1/2
  2nd Quarter.....................     16       12 1/4
  3rd Quarter.....................     14 3/4    8 3/4
  4th Quarter.....................     10 7/8    7 1/4


     As of November 30, 1995, there were approximately 290 holders of record and approximately 4,178 beneficial owners for the Common Stock. On November 30, 1995, the closing bid and asked prices of the Common Stock as reported on the NASDAQ Bulletin Board were $2 3/8 and $2 9/16, respectively.

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

      As of August 26, 1995, the Company's revolving loan agreement prohibits the payment of dividends.

Item 6.   Selected Financial Data
The following table presents certain selected financial data for Jennifer Convertibles, Inc. and subsidiaries:

                                                                         (in thousands, except share data)
                                                                         ---------------------------------
                                                           Year Ended    Year Ended    Year Ended   Year Ended    Year Ended
                                                             8/26/95       8/27/94      8/31/93      8/31/92       8/31/91
                                                             -------       -------      -------      -------       -------
Operations Data:
Net sales                                                  $126,074       $97,420       $64,348      $33,383      $25,999
                                                           ---------     ---------     ---------    ---------    ---------
Cost of sales, including store occupancy,
     warehousing, delivery and fabric protection             86,964        67,974        43,898       20,741       16,804
Selling, general and administrative expenses                 45,955        34,139        22,652       10,618        8,452
Termination of consulting agreement,
              legal and other costs                             500         6,604             -            -            -
Write off of purchased limited partners' interests                -         3,482             -            -            -
Provision for losses on amounts due from
     Private Company and Unconsolidated Licensees             3,088         3,284             -            -            -
Loss from store closings                                      1,670             -             -            -            -
Depreciation and amortization                                 2,261         2,091         1,583          555          518
                                                           ---------     ---------     ---------    ---------    ---------
                                                            140,438       117,574        68,133       31,914       25,774
                                                           ---------     ---------     ---------    ---------    ---------

Operating (loss) income                                     (14,364)      (20,154)       (3,785)       1,469          225
                                                           ---------     ---------     ---------    ---------    ---------
              Other income (expense)
              Royalty income                                    523           644           711          779          175
              Interest income                                   311           473           674          237            -
              Interest expense                                  (48)          (61)         (640)        (164)        (137)
              Gain on sale of securities                          -           336            61            -            -
              Other income, net                               1,670         1,374           696           74          179
                                                           ---------     ---------     ---------    ---------    ---------
                                                              2,456         2,766         1,502          926          217
                                                           ---------     ---------     ---------    ---------    ---------

(Loss) income before income taxes (benefit),
   minority interest and extraordinary item                 (11,908)      (17,388)       (2,283)       2,395          442
Income taxes (benefit)                                          160          (322)          113          968          265
                                                           ---------     ---------     ---------    ---------    ---------

(Loss) income before minority interest and
    extraordinary item                                      (12,068)      (17,066)       (2,396)       1,427          177
Extraordinary item-utilization of net operating
    loss carryforwards                                            -             -             -          748          143
Minority interest share of losses                                 -         2,449         2,902            -            -
                                                           =========     =========     =========    =========    =========
Net (loss) earnings                                        ($12,068)     ($14,617)         $506       $2,175         $320
                                                           =========     =========     =========    =========    =========

(Loss) earnings per common and common equivalent share:
   Before extraordinary item                                 ($2.12)       ($2.56)        $0.09        $0.34        $0.06
   Extraordinary item                                             -             -             -         0.16         0.05
                                                           =========     =========     =========    =========    =========
Net (loss) earnings per share                                ($2.12)       ($2.56)        $0.09        $0.50        $0.11
                                                           =========     =========     =========    =========    =========

Weighted average number of common
   and common equivalent shares                            5,700,725     5,700,725     6,013,000    4,605,000    2,985,000
                                                           =========     =========     =========    =========    =========

Cash Dividends                                                    -             -             -            -            -
                                                           =========     =========     =========    =========    =========

Store data:                                                 8/26/95       8/27/94       8/31/93      8/31/92      8/31/91
-----------------
Company-owned stores open
              at end of period                                   90            55            34           33           33
Consolidated licensed stores open
              at end of period                                   68            99            73           28            3
Licensed stores not consolidated
              open at end of period                              11            14            14           14           12
                                                           =========     =========     =========    =========    =========
Total stores open at end of period                              169           168           121           75           48
                                                           =========     =========     =========    =========    =========

Balance Sheet Data:                                         8/26/95       8/27/94       8/31/93      8/31/92      8/31/91
-------------------                                         -------       -------       -------      -------      -------
Working capital (deficiency)                               ($10,988)       $1,240       $11,573      $11,053       $1,615
Total assets                                                 33,871        44,922        37,488       28,819        8,291
Long-term obligations                                           337           477           118       11,733          384
Total liabilities                                            38,154        37,137        15,305       16,539        4,471
(Capital deficiency) stockholders' equity                    (4,283)        7,785        22,183       12,280        3,820
(Capital deficiency) stockholders' equity per share          ($0.75)        $1.37         $3.69        $2.67        $1.26

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW


         The Company is the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofabeds and companion pieces such as loveseats, chairs and recliners and specialty retail stores that specialize in the sale of leather furniture.

         For the fiscal years ended August 31, 1992 and August 31, 1993, the Company did not consolidate the operations of the LP's of which subsidiaries of the Company served as general partners. In November 1994, during the course of its audit, KPMG Peat Marwick, the Company's independent auditor at the time, advised the Company that its method of accounting for the LP's should be changed and would likely require a restatement of previously announced financial results. In addition, on December 2, 1994, as more fully discussed under "Certain Relationships and Related Transactions," a special committee of the Company's Board of Directors delivered a summary report which concluded that the Company had meritorious claims against three members of its management, the Private Company and others. The Company announced these matters publicly in a press release on December 2, 1994. As more fully discussed under "Legal Proceedings," the Company and certain of its management became involved in class action and derivative litigations relating to such matters and, on May 3, 1995, the Securities and Exchange Commission commenced an investigation relating to such matters. In November 1994, the Company determined that it should consolidate the operating losses of such LP's, to the extent they exceeded the capital contributions of the limited partners, in its financial statements for the fiscal year ended August 27, 1994 and the Company subsequently determined that such accounting treatment would have been the appropriate treatment for the 1993 and 1992 fiscal years as well. Accordingly, the 1994 and 1995 consolidated financial statements include the operations of such LP's in excess of capital contributed by the limited partners as well as those of the Company and its subsidiaries. The 1993 financial statements have been restated to reflect such accounting treatment. However, information as to the 1993 fiscal year is unaudited. On May 2, 1995, BDO Seidman withdrew its opinion on the 1993 financial statements previously audited by it. The 1992 financial statements of the Company have not been restated, as the effect of consolidating the operating losses of the LP's for that year are immaterial to the previously reported results.

         The operating losses in excess of capital contributions of the LP's that are included in the consolidated financial statements are as follows:

                                                     Years Ended
                                      -----------------------------------------
                                                   (In Thousands)

                                      8/31/93           8/27/94         8/26/95
                                     --------          --------        --------
Total operating losses before
  capital contributions of LP's      $(7,013)          $(9,781)        $(7,288)
                                     --------          --------        --------

Total capital contributions            2,902             2,449             -
                                     --------          --------        --------

         Net operating losses        $(4,111)          $(7,332)        $(7,288)
                                     ========          ========        ========

         Two of the LP's, the losses of which are included in the table above for the fiscal year ended August 27, 1994, were subsequently acquired by the Company. The losses of such LP's for that year totalled $2,596,000.

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

RESULTS OF OPERATIONS:
FISCAL YEAR ENDED AUGUST 26, 1995 COMPARED TO FISCAL YEAR ENDED AUGUST 27,
1994:

         Net sales increased by 29.4% to $126,074,000 for the fiscal year ended August 26, 1995 as compared to $97,420,000 for the year ended August 27, 1994. This increase is attributable in part to the opening of 20 new Jennifer Leather stores and 20 new Jennifer Convertibles stores. The Company and the LP's closed an aggregate of 35 Jennifer Convertibles stores, one Elegant Living store and one Jennifer Leather store in the fiscal year. Comparable store sales (those open for a full year in each period) increased by 4.7%.

         All royalty income earned in the fiscal year ended August 26, 1995 of $523 has been fully reserved due to uncertainty as to the collectibility of such amounts from the Unconsolidated Licensees.

         Cost of sales increased 27.9% to $86,964,000 for the year ended August 26, 1995 from $67,974,000 for the fiscal year ended August 27, 1994. The dollar increase of $18,990,000 is attributable to the higher sales while the decrease in the cost of sales as a percentage of sales to 68.9% from 69.8% is essentially due to lower costs of merchandise due to higher vendor rebates and lower occupancy costs due to the closed stores. Warehouse expenses of $6,304,000 and fabric protection services of $3,804,000 provided by the Private Company increased from $4,871,000 and $3,298,000, respectively, from the previous year due to the higher sales volume in the current fiscal year.

         Selling, general and administrative expenses were $45,955,000 for the fiscal year ended August 26, 1995, as compared to $34,139,000 for the fiscal year ended August 27, 1994, an increase of $11,816,000, or 34.6% over the prior year. This increase was due principally to direct costs associated with the higher number of stores in operation in the current fiscal year. Selling, general and administrative expenses as a percentage of sales were 36.5% for the fiscal year ended August 26, 1995 as compared to 35.0% in the prior year. Advertising expenses increased by $4,372,000, or 38.5%, over the prior year essentially due to the initial advertising programs for the opening of the new Jennifer Leather stores as well as the new Jennifer Convertibles stores opened by the LP's. Salaries increased $4,701,000, or 36.7%, due to the expansion of Jennifer Leather and Jennifer Convertibles stores, the assumption of purchasing and advertising responsibilities from the Private Company and the hiring of additional executive officers and other staff.

         The Company's receivables from the Private Company, the Unconsolidated Licensees and S.F.H.C increased by $1,256,000 in the fiscal year ended August 26, 1995 to $6,372,000. These entities have losses and capital deficiencies. The Company has fully reserved for all amounts due from the Private Company and the Unconsolidated Licensees. This resulted in a provision for loss of $3,088,000. In the prior year, the Company had reserved the full amount of amounts due from Unconsolidated Licensees which totalled $3,284,000. On November 1, 1995, the Company signed an Offset Agreement with the Private Company whereby it assumed $1,866,000 of indebtedness to the Company previously owed by certain Unconsolidated Licensees.

         In connection with the uncertainty of collectibility and the relationship between the Company, the Private Company and the Unconsolidated Licensees, the Company will account for subsequent transactions with these entities on an offset basis. However, if the result of the offset is a receivable due from them, then such net amount will be generally recognized only at the time when cash is received from these entities.

         The Company and LP's closed an aggregate of 37 stores during the fiscal year ended August 26, 1995. As a result, the Company wrote off various store fixed assets, reversed the deferred rent liability previously established for these stores and incurred settlement costs to eliminate the leasehold liabilities for these stores. These costs aggregated $1,670,000.

         Interest income decreased by $162,000 to $311,000 for the fiscal year ended August 26, 1995 as compared to the prior year. The decrease reflects the generally lower level of investments throughout the fiscal year, and lower levels of interest rates.

         Other income increased to $1,670,000 in the fiscal year ended August 26, 1995 from $1,374,000 in the prior year. This increase is primarily attributable to adjustments related to cancelled customer orders.

         Net (loss) in the fiscal year ended August 26, 1995 was $(12,068,000) compared to a net (loss) of $(14,617,000) in the prior year, a decrease of loss of $2,549,000. The primary reason for the decreased loss was due to the charges in the prior year for termination of consulting agreement, legal and other costs of $6,604,000 and the write-off of purchased limited parties' interests of $3,482,000; however, operating losses in the fiscal year ended August 26, 1995 increased as discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES:

         As of August 26, 1995, the Company and LP's had an aggregate working capital deficiency of $10,988,000 compared to $1,240,000 of working capital at August 27, 1994 and had available cash and cash equivalents of $7,729,000 compared to $13,089,000 at August 27, 1994.

         The Company is continuing to fund the operations of the LP's which, as described above, continue to generate operating losses. All such losses have been consolidated in the Company's consolidated financial statements. Additionally, the Company's receivables from the Private Company, the Unconsolidated Licensees, including S.F.H.C. increased by $1,256,000 in the current fiscal year. These entities have operating losses and capital deficiencies. Accordingly, a reserve for possible non-collection of such receivables in the amount of $3,088,000 for the current fiscal year has been provided. There can be no assurance that the total receivables will be collected. It is the Company's intention to continue to fund these operations in the future. The Company and the Private Company have entered into offset agreements that permit the two companies to offset their current obligations to each other. As part of such agreements, the Private Company agreed to assume certain liabilities owed to the Company by the Unconsolidated Licensees.

         On August 31, 1993, the Company entered into a credit agreement with a bank providing a revolving credit line of up to $2,000,000. Loans under the revolving credit line will bear interest per annum equal to the higher of the Federal funds rate in effect on such date plus 1.5% or the prime rate in effect on such date plus 1%. The credit line expires August 30, 1996. The Company did not draw down on the line of credit in the fiscal year ended August 26, 1995. In February 1995, the bank advised the Company that it was in breach of certain covenants under the credit agreement because of its failure to file financial statements. In March 1996, the credit agreement with the bank was terminated.

         In March 1996, the Company executed a Credit and Security Agreement ("Agreement") with its principal supplier, Klaussner Furniture Industries, Inc. ("Klaussner") which effectively extended the payment terms for merchandise shipped from 60 days to 81 days. As part of the Agreement, the Company granted a security interest in all of its assets as well as assigning leasehold interests, trademarks and a licensee agreement to operate the Company's business in the event of default. Klaussner also lent $1,440,000 to the Private Company to be used to pay down the mortgage balance on the warehouse property. This paydown also reduced the Company's guarantee to the mortgagor.

         In June 1996, the Private Company sold its principal New York warehouse and repaid the mortgage thereon. As a result, the Company's guaranty of a portion of such mortgage obligation was extinguished without any liability to the Company.

         The proposed settlement of the derivative and class action litigations (as described elsewhere) will come from insurance company payments and the issuance of new Preferred Stock by the Company. There will be no cash outlays by the Company other than legal costs. Additionally, a new proposed agreement with the Private Company (as described in the Notes to the Consolidated Financial Statements) contemplates significant changes to the operating relationship between the companies.

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

         In fiscal 1995, the Company and the LP's closed an aggregate of 37 stores. Several were closed for non-performance, but a number of such closings were due to the Company's decision to combine separate Jennifer Convertibles and Jennifer Leather stores located in the same demographic areas into one store. The primary benefit of combining both operations into one store was an elimination of the real estate expenses and other expenses associated with the closed showroom. Additional benefits realized included reductions of personnel and, in a number of cases, elimination of duplicate office equipment and telephone lines. Although combining two stores into one store generally reduces sales, management believes that sales at the combined store will generate more profit due to the elimination or reduction of expenses described above.

         Management feels that with the above noted Klaussner Agreement and significant cost cutting measures undertaken subsequent to August 26, 1995, including, but not limited to, the closing of approximately five stores and the reduction in salaries of certain management personnel, the Company will have adequate cash flow to fund its operations.

         For the year ended August 26, 1995 and year ended August 27, 1994, the Company and the LP's spent $4,292,000 and $5,021,000, respectively, for capital expenditures. The Company anticipates capital expenditures totalling approximately $1,000,000 during fiscal 1996 for general maintenance of its stores.

INFLATION:

         There was no significant impact on the Company's operations as a result of inflation during the fiscal year ended August 26, 1995.

Item 8.  Financial Statements and Supplementary Data.

      See Index immediately following the signature page

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Information in response to Item 9 is incorporated by reference to the Company's Current Report on Form 8-K dated May 5, 1995 and the Company's Current Report on Form 8-K dated September 20, 1994.

Item 10.  Directors and Executive Officers of the Company

      The names and ages of the Company's directors and the Company's executive officers as of November 30, 1995 are as follows:

                           Position(s) with the
    Name             Age         Company
-------------------- ---   ---------------------
Harley J. Greenfield  51   Chairman of the Board,
                           Chief Executive Officer
                           and President
Edward G. Bohn        50   Director
Kevin J. Coyle        51   Director
Edward B. Seidner     41   Director and Executive Vice President
Bernard Wincig        64   Director
George J. Nadel       53   Executive Vice President, Chief Financial Officer
                           and Treasurer
Rami Abada            36   Executive Vice President and Chief Operating Officer
Ronald E. Rudzin      33   Senior Vice President - Retail Stores
Leslie Falchook       35   Vice President - Administration
Kevin Mattler         38   Vice President - Store Operations
Howard Horowitz       45   Vice President - Real Estate/Construction


      The Company's directors are elected at the Annual Meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. The Company currently has no compensation or nominating committees.

      The Board of Directors held eight meetings during the 1995 fiscal year. All of the directors attended each of the meetings, except for Fred Love, a former director who missed one of such meetings. None of the directors attended fewer than 75% of the number of meetings of the Board of Directors or any committee of which he is a member, held during the period in which he was a director or a committee member, as applicable.

      The Board of Directors has a Stock Option Committee, which as of August 26, 1995, consisted of Messrs. Greenfield and Seidner. The Stock Option Committee held two meetings during the last fiscal year. The Stock Option Committee is authorized to administer the Company's stock option plans.

      The Board of Directors has an Audit Committee, which during the fiscal year ended August 26, 1995, consisted of Harley Greenfield, Bernard Wincig and Michael Colnes until February 1995 when Mr. Colnes resigned and Edward Bohn and Kevin Coyle were added. During such fiscal year, the Audit Committee held six meetings. The Audit Committee is responsible for reviewing the adequacy of the structure of the Company's financial organization and the implementation of its financial and accounting policies. In addition, the Audit Committee reviews the results of the audit performed by the Company's outside auditors before the Annual Report to Stockholders is published.

      In December 1994, the Company established a Monitoring Committee consisting of Bernard Wincig and Michael Colnes to monitor transactions between the Company and the Private Company. The Monitoring Committee currently consists of Edward Bohn, Kevin Coyle and Bernard Wincig.

      Set forth below is a biographical description of each director and executive officer of the Company as of August 26, 1995.

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

Edward G. Bohn

      Mr. Bohn has been a director of the Company since February 1995. Since March 1995, he has been engaged as a Consultant for Borlas Sales in Avenel, New Jersey, an importer/exporter of consumer electronics. Borlas also handles the sale and installation of software. Since June 1995, he has been a Director of Nuwave Technologies, Inc. He has also operated as an Independent Consultant in financial and operational matters since September 1994 through the present. Mr. Bohn was employed by Emerson Radio Corporation, which designs and sells consumer electronics, in various capacities from January 1983 through March 1994. From March 1993 to March 1994, he was the Senior Vice President-Special Projects; he was Chief Financial Officer from March 1991 through March 1993 and Treasurer/Vice President of Finance prior to that. Emerson Radio filed in the United States Bankruptcy Court, District of New Jersey, for protection under Chapter 11 of the Federal Bankruptcy Act on September 29, 1993 and was discharged on March 31, 1994.

Kevin J. Coyle

      Mr. Coyle was appointed as a director of the Company in February 1995. Mr. Coyle is a certified public accountant specializing in litigation support. Until 1993, Mr. Coyle was President of Olde Kraft Company Ltd. ("Olde Kraft"), a retail furniture business operating seven stores in the New York Metropolitan Area. Olde Kraft filed a Chapter XI petition in bankruptcy in October 1993 and converted to a Chapter VII in October 1994. Mr. Coyle graduated from Queens College with a BS in accounting and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

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

George J. Nadel

      Mr. Nadel joined the Company and became Executive Vice President, Chief Financial Officer and Treasurer on August 1, 1994. Prior to joining the Company, from October 1989 to July 1994, Mr. Nadel was the Senior Vice President and Chief Financial Officer of Loehmann's Inc., a retail chain specializing in ladies clothing and accessories. Prior to joining Loehmann's, from June 1986 to October 1989, Mr. Nadel was the Chairman and Chief Executive Officer of The Dry Goods, Inc., a chain of discount department stores, which in November 1988 filed a Chapter XI petition in bankruptcy. Mr. Nadel has over thirty years experience in various senior financial officer positions with companies in the retail industry and is a Certified Public Accountant.

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

Kevin Mattler

      Mr. Mattler became Vice President - Store Operations on April 12, 1994 and has been with the Company since 1988. Mr. Mattler is involved with, and supervises, the operation of the Company's licensed stores and during his tenure with the Company Mr. Mattler has been involved in all facets of its operations. Prior to joining the Company, Mr. Mattler had been employed by the Private Company since 1982.

Howard Horowitz

      Mr. Horowitz joined the Company in May 1992 and became Vice President - Real Estate/Construction on April 12, 1994. Mr. Horowitz is primarily responsible for site selection and coordinating the buildout and opening of new stores. Prior to joining the Company Mr. Horowitz was self employed as a general contractor. As a result of the Company's closing of certain stores and its limited near term expansion plans, the office of Vice President - Real Estate Construction was eliminated and Mr. Horowitz's employment with the Company ended on May 3, 1996.

      Certain of the directors and former officers of the Company are defendants in the litigation described under "Legal Proceedings" above. See also "Certain Relationship and Related Transactions."

Item 11.   Executive Compensation

                        SUMMARY COMPENSATION TABLE

     The following table sets forth compensation paid for the fiscal years ended August 26, 1995, August 27, 1994 and August 31, 1993 (or such shorter period as such employees were employed by the Company) of those persons who were (i) the chief executive officer at August 26, 1995 and (ii) the four other most highly compensated executive officers of the Company at August 26, 1995 whose total annual salary and other compensation exceeded $100,000 (collectively, the "Named Executive Officers").



                                        ANNUAL        LONG-TERM
                                     COMPENSATION    COMPENSATION
                                   --------------  --------------
                                                      SECURITIES
        NAME AND           FISCAL                     UNDERLYING      ALL OTHER
   PRINCIPAL POSITION       YEAR      SALARY ($)      OPTIONS(#)     COMPENSATION
-----------------------  --------  --------------  --------------  --------------
Harley J. Greenfield,       1995     $400,000(1)             0(1)         0
 Chairman of the Board,     1994            0(1)             0(1)         0
 Chief Executive            1993            0(1)        25,000(1)         0
 Officer and President

Edward B. Seidner,          1995     $300,000                0            0
 Executive Vice
 President

George J. Nadel             1995     $202,083          50,0000(2)         0
 Executive Vice             1994       16,667(2)             0
 President and Chief
 Financial Officer

Leslie Falchook,            1995     $144,670(3)             0            0
 Vice President--           1994      144,670(3)             0            0
 Administration             1993      133,000(3)        20,000(3)         0

Rami Abada                  1995     $150,000                0            0
 Executive Vice             1994      100,000                0            0
 President and Chief
 Operating Officer

Ronald E. Rudzin            1995     $150,000                0            0
 Senior Vice President      1994      100,000                0            0
 Retail Stores


---------------------

(1) On January 25, 1993, Mr. Greenfield was granted fully-vested options to purchase 25,000 (as amended by an October 5, 1993 agreement) shares of Common Stock at $13.125 per share, the market value on the date of grant. Effective September 1, 1994, Mr. Greenfield began receiving a salary from the Company at an annual rate of $400,000.

(2) Mr. Nadel joined the Company towards the end of fiscal 1994. On August 1, 1995, Mr. Nadel was granted options to purchase 25,000 shares of Common Stock at $2.50 per share and, on February 1, 1995, Mr. Nadel was granted options to purchase 25,000 shares of Common Stock at $3.53 per share, in each case the market value on the date of grant. Such options vest over a three-year period.

(3) In the fiscal years ended August 26, 1995, August 27, 1994 and August 31, 1993 the Private Company was responsible for $ -0-,$ -0- and $30,000, respectively, of such salary, as a result of such officer performing certain services for the Private Company. On January 25, 1993, Mr. Falchook was granted options to purchase 20,000 shares of Common Stock at $13.125 per share, the market value on the date of grant. Such options vest over a three-year period.

      Effective February 1, 1995, Non-employee directors receive a fee of $10,000 per year, plus $500 per meeting attended (an aggregate of $34,000 in fiscal 1995). Directors are reimbursed for out-of-pocket expenses incurred in connection with their services as such.

      Effective February 1, 1996, the salaries of each of the Company's officers was reduced (other than George J. Nadel, a portion of whose salary was deferred), in connection with the Company's cost-cutting program. The annual salaries of the Company's executive officers, effective February 1, 1996 are as follows: Harley Greenfield-$320,000; Edward Seidner - $240,000, George J. Nadel - $225,000, of which approximately $26,000 is deferred until September 1, 1996, Rami Abada - $120,000, Ronald E. Rudzin - $120,000, Leslie Falchook - $116,000 and Kevin Mattler - $96,000.


Employment Agreements

      Effective as of September 1, 1991, the Company entered into a five-year employment agreement with Harley J. Greenfield. Pursuant to such agreement, Mr. Greenfield agreed to devote his full time to the business of the Company and not to compete with the Company during the term of his employment agreement and for a period of one year thereafter. Pursuant to his employment agreement, in lieu of salary, Mr. Greenfield received options to purchase 150,000 shares of Common Stock at a purchase price of $8.375 per share, with such options vesting and becoming exercisable at the rate of 30,000 shares per year, subject to acceleration for certain changes of control, mergers, and similar events. Mr. Greenfield had waived his compensation under his prior employment agreement for the three years ended August 31, 1991. Effective September 1, 1994, Mr. Greenfield began receiving a salary from the Company at an annual rate of $400,000. The Company and Mr. Greenfield have not entered into a written employment agreement reflecting such increase. During the fiscal year ended August 26, 1995, Mr. Greenfield received approximately $360,000 of interest, severance pay, distributions and other payments from the Private Company. The Company is not responsible for the payment of such benefits to Mr. Greenfield.

      Leslie Falchook entered into an employment agreement with the Company, dated May 1, 1992, pursuant to which he agreed to devote his full time to the business of the Company and not to compete with the Company during the term of his employment agreement and for a period of one year thereafter. Pursuant to his employment agreement (which expires August 31, 1996), Leslie Falchook received a salary at the rate of $144,670 per annum for the year ended August 26, 1995, which amount may be increased at the discretion of the Board of Directors.

Stock Option Plans

      The Company has Incentive and Non-Qualified Stock Option Plans (the "Plans"), pursuant to which, as of August 26, 1995, options to purchase an aggregate of 656,547 shares of Common Stock were outstanding and under which options to purchase an aggregate of 190,453 shares of Common Stock were available for grant. In addition, options granted outside of the Plans to purchase an additional 180,000 shares of Common Stock were outstanding as of August 26, 1995. The Plans are administered by a Stock Option Committee (the "Committee") consisting of two persons appointed by the Board of Directors. As of August 26, 1995, the Committee consisted of Harley Greenfield and Edward B. Seidner. The Committee has full and final authority (a) to determine the persons to be granted options, (b) to determine the number of shares subject to each option and whether or not options shall be incentive stock options or non-qualified stock options, (c) to determine the exercise price per share of the options (which, in the case of incentive stock options, may not be less per share than 100% of the fair market value per share of the Common Stock on the date the option is granted or, in the case of a stockholder owning more than 10% of the stock of the Company, not less per share than 110% of the fair market value per share of the Common Stock on the date the option is granted),
(d) to determine the time or times when each option shall be granted and become exercisable and (e) to make all other determinations deemed necessary or advisable in the administration of the Plans. In determining persons who are to receive options and the number of shares to be covered by each option, the Committee considers the person's position, responsibilities, service, accomplishments, present and future value to the Company, the anticipated length of his future service and other relevant factors. Members of the Committee are not eligible to receive options under the Plans or otherwise during the period of time they serve on the Committee and for one year prior thereto, but may receive options after their term on the Committee is over. Officers and directors, other than members of the Committee, may receive options under the Plans. The exercise price of all options granted under or outside of the Plans equalled or exceeded the market value of the underlying shares on the date of grant.

                     OPTION GRANTS IN LAST FISCAL YEAR

      The only options granted to Named Executive Officers during the fiscal year ended August 26, 1995 were the options to purchase 25,000 shares of Common Stock at $2.50 per share and options to purchase 25,000 shares of Common Stock at $3.53 per share granted to George J. Nadel.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
  OPTION VALUES

                                                     Name of Securities Underlying     Value of Unexercised
                                                        Unexercised Options at        In-the-Money Options at
                                                            August 26, 1995              August 26, 1995(1)
                                                     -----------------------------   --------------------------
                        Shares Acquired on    Value
Name                         Exercise(#)    Realized   Unexercisable  Exercisable    Unexercisable  Exercisable
--------------------         -----------    --------   -------------  -----------    -------------  -----------
Harley J. Greenfield(2)(4)      N/A            N/A       60,000        237,047           $0             $0
Edward B. Seidner               N/A            N/A          0             0               0              0
George J. Nadel(3)(4)           N/A            N/A       50,000           0               0              0
Leslie Falchook(4)(5)           N/A            N/A        6,666        38,334             0            9,375
Rami Abada                      N/A            N/A          0             0               0              0
Ronald E. Rudzin(4)(6)          N/A            N/A          0          50,000             0           18,250


-------------------

(1) Amount reflects the market value of the underlying shares of Common Stock as reported on the Bulletin Board on August 26, 1995 (a bid price of $3.125) less the exercise price of each option.

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

(3) Includes 25,000 options granted on August 1, 1995 to Mr. Nadel at an exercise price of $2.50 per share and 25,000 options granted on February 1, 1995 at an exercise price of $3.53 per share, none of which options were exercisable at August 26, 1995.

(4) All options were granted at an exercise price equal to the market value of the underlying Common Stock on the date of grant.

(5) Includes 25,000 options granted on March 7, 1988 to Mr. Falchook at an exercise price of $2.75 per share, which options have all vested and 20,000 options granted on January 25, 1993 to Mr. Falchook at an exercise price of $13.125 per share, of which 13,334 were exercisable at August 26, 1995.

(6) Includes 50,000 options granted on March 7, 1988 at an exercise price of $2.75 per share, which options have all vested.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of August 26, 1995, information regarding the beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to be the owner of more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers (as defined in Item 11) and (iv) by all directors and executive officers of the Company as a group:

                             Amount and Nature     Percent (%) of Class
                               of Beneficial        Outstanding as of
Beneficial Owner                Ownership(1)         August 26, 1995
----------------                ------------         ---------------
Harley J. Greenfield             1,151,211 (2)(3)            19.9%
Fred J. Love                       585,662 (2)(5)(6)         10.3
Edward B. Seidner                  553,914 (2)(4)             9.7
Jara Enterprises, Inc. ("Jara")    343,579 (6)                6.0
Bernard Wincig                     144,573 (7)                2.5
Edward G. Bohn                           0 (8)                  0
Kevin J. Coyle                       1,250 (8)                  *
Leslie Falchook                     63,334 (9)                0.1
George J. Nadel                          0 (10)                 0
Rami Abada                          53,000 (11)               0.1
Ronald E. Rudzin                    62,500 (12)               0.1
                                                             28.0

All directors and executive                  1,676,657 (2)(3)(4)(5)(6)(7)(8)(9)
officers as a group (eleven (11) persons)              (10)(11)(12)(13)
-----------------

*   Less than 1.0%



(1) All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

(2) The address of Messrs. Greenfield and Seidner is c/o Jennifer Convertibles, 419 Crossways Park Drive, Woodbury, New York 11797. The address of Fred J. Love was c/o Jennifer Convertibles, 245 Roger Avenue, Inwood, New York 11696 as of August 26, 1995 and is One Ames Court, Plainview, New York 11803 as of the date of this Annual Report. Mr. Greenfield and Mr. Love are brothers-in-law. See "Certain Relationships and Related Transactions." Subsequent to August 26, 1995, the shares of Common Stock owned by Messrs. Greenfield, Seidner and Love and the Private Company were pledged to Klaussner. See "Management's Discussion and Analysis of Financial
    Condition and Results of Operations."

(3) Includes (a) 492,916 shares of Common Stock owned by Messrs. Love and Seidner which have been placed in a voting trust (the "Voting Trust") administered by Mr. Greenfield as a voting trustee, pursuant to the Jennifer Voting Trust Agreement, under which Mr. Greenfield has shared voting and shared dispositive power with respect to such shares, (b) 171,790 Shares owned by Jara and representing a portion of 292,831 shares underlying options granted to Mr. Greenfield by Mr.

    Love (which are already included as beneficially owned under (a) above) and the Private Company (the "Greenfield Option"), over which Mr. Greenfield has no voting power but has shared dispositive power, as such shares may not be disposed of without the consent of Mr. Greenfield, and (c) 237,047 shares underlying vested options (but does not include 60,000 shares of Common Stock underlying stock options not vested as of August 26, 1995) granted to Mr. Greenfield by the Company, with respect to which shares Mr. Greenfield would have sole voting and dispositive power upon exercise of such options. See "Executive Compensation." Does not include 1,200,000 shares of Common Stock underlying options, which become exercisable on April 1, 1996, owned by JCI Consultant, L.P. ("JCI") and as to which Mr. Greenfield would be voting trustee. See "Certain Relationships and Related Transactions."

(4) Includes (a) 250,583 shares of Common Stock owned by Mr. Seidner which are subject to the Voting Trust, over which Mr. Seidner has shared voting and shared dispositive power, and (b) 292,831 shares underlying the options granted to Mr. Seidner by Mr. Love and the Private Company (the "Seidner Option"), over which Mr. Seidner has no voting power but has shared dispositive power, as such shares may not be disposed of without the consent of Mr. Seidner.

(5) Includes (a) 343,579 shares of Common Stock owned by the Private Company, over which Mr. Love has sole voting and dispositive power, as such shares are not subject to the Voting Trust, but which are subject to the Greenfield Option and the Seidner Option (the "Options") granted to Messrs. Greenfield and Seidner, respectively, (the "Optionees") and may not be disposed of without the consent of the relevant Optionee, and (b) 243,083 shares owned by Mr. Love which are subject to the Voting Trust and the Options and as to which Mr. Love has no voting power but has shared dispositive power.

(6) All of such shares are beneficially owned by Mr. Love , the sole stockholder of Jara. Includes shares of Common Stock owned by three of Jara's wholly-owned subsidiaries. Jara's address was 245 Roger Avenue, Inwood, New York 11696 as of August 26, 1995 and is One Ames Court, Plainview, New York 11803 as of the date of this Annual Report. Mr. Love has sole voting and shared dispositive power over such shares, as such shares are subject to the Options and may not be disposed of without the consent of the relevant Optionee. Does not include 50,000 shares of Common Stock pledged to Jara by Rami Abada, an executive officer of the Company.

(7) Includes 8,800 shares of Common Stock owned by Mr. Wincig's wife and 25,000 shares of Common Stock underlying vested options.

(8) Does not include, as to each individual, 25,000 shares of Common Stock underlying options granted, which options have not yet vested.

(9) Does not include 6,666 shares of Common Stock underlying options granted, which have not yet vested, but does include 38,334 shares of Common Stock underlying options which have vested.

(10) Does not include 50,000 shares of Common Stock underlying options granted, but not yet vested.

(11) Includes 50,000 shares pledged to Jara as described in Note 6.

(12) Includes 50,000 shares of Common Stock underlying vested options.

(13) Includes 25,000 shares of Common Stock underlying options granted to an officer of the Company other than a Named Executive Officer, which options have vested.

      Based on the Company's review of reports filed by directors, executive officers and 10% shareholders of the Company on Forms 3, 4 and 5 pursuant to
Section 16 of the Securities and Exchange Act of 1934, all such reports were filed on a timely basis during fiscal year 1995, except that Edward Seidner was one month late in reporting the acquisition of 4,000 shares of Common Stock in October 1994.

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

    Until November 1994 when Messrs. Greenfield and Seidner sold their interests in the Private Company for a long-term note and options to purchase the Common Stock owned by Mr. Love and the Private Company, Harley J. Greenfield (the Chairman of the Board, Chief Executive Officer, President and a principal stockholder of the Company), Fred J. Love (a director of the Company until August 10, 1995 and principal stockholder of the Company as of August 26, 1995) and Edward B. Seidner (a director, officer and principal stockholder of the Company) each owned 33-1/3% of Jara, which, together with its subsidiaries, comprises the Private Company, which owns or licenses the Private Stores. Following such sale, Mr. Love beneficially owns 100% of the Private Company. The Private Company is responsible for the warehousing for the Company-owned stores, the Company's licensed stores and the Private Stores, and leases and operates the Warehouse Facilities. Until December 31, 1993, the Private Company was also responsible for the purchasing and for certain advertising and promotional activities for the Company-owned stores, the Company's licensed stores and the Private Stores. Effective January 1, 1994, the Company assumed the responsibility for purchasing and advertising for itself, its licensees, and the Private Stores. The Private Company is responsible for an amount which approximates its pro-rata share of all advertising production costs and costs of publication of promotional material within the New York area. Until October 28, 1993, a corporation of which Messrs. Greenfield, Seidner and Love each owned 33-1/3% (the "Licensor") owned the trademarks "Jennifer Convertibles(R)" and "With a Jennifer Sofabed, There's Always a Place to Stay(R)" (collectively the "Marks"). On October 28, 1993, the Marks were assigned to the Company from the Licensor for nominal consideration, and the Company agreed to license such Marks to Jara in New York, as described below. Mr. Love is, and until November 1994, Mr. Seidner was, an executive officer and director of Jara and the Licensor and each receives substantial income from the Private Company. During the fiscal year ended August 26, 1995, Mr. Seidner received approximately $360,000 of interest, severance pay, distributions and other payments from the Private Company. During the fiscal year ended August 26, 1995, Mr. Greenfield received approximately $360,000 of interest, severance pay, distributions and other payments. With the exception of 6,250 shares owned directly by Mr. Seidner, as of August 26, 1995, the shares of Common Stock directly owned by Messrs. Love and Seidner were in a voting trust, expiring October 15, 1996, administered by Mr. Greenfield as voting trustee. In November 1994, Mr. Greenfield and Mr. Seidner sold their interests in the Private Company in exchange for notes (the "Jara Notes") and options (the "Buy-Out Options") to purchase the Common Stock owned by Mr. Love and the Private Company. The Jara Notes are $10,273,204 in aggregate principal amount ($5,136,602 owned by Mr. Greenfield and $5,136,602 owned by Mr. Seidner), bear interest at a rate of 7.5% per annum and are due in December 2023. Only interest is payable on the Jara Notes until December 1, 2001 and, thereafter principal is payable monthly through the maturity date. The Jara Notes are secured by (i) a security interest in the Private Company's personal property, (ii) Mr. Love's personal guarantee of the Private Company's performance under the Jara Notes, and (iii) a stock pledge by Mr. Love of his stock in the Private Company to secure his obligations under the guarantees. Subject to court approval of the Settlement Agreement, Messrs. Greenfield and Seidner have agreed to subordinate, until January 1, 1999, their right to receive payments in respect of the Jara Notes, if the Private Company is in default in the payment of any cash obligation to the Company arising after August 7, 1996, subject to offset as between Messrs. Greenfield and Seidner and the Private Company. Such subordination does not apply to any distribution in respect of a disposition of substantially all of the assets of the Private Company. The Buy-Out Options are exercisable for an aggregate of 585,662 shares of Common Stock (292,831 by Mr. Greenfield and 292,831 by Mr. Seidner) at a price of $15.00 per share until they expire on November 7, 2004.

The License

    Pursuant to a license agreement between the Company and Jara, Jara has the perpetual, royalty-free right to use, and to sublicense and franchise the use of, the Marks in the State of New York. The license is exclusive in such territory, subject to certain exceptions.

The Purchasing and Warehousing Agreement

    Prior to January 1, 1994, the Private Company and the Company were parties to a Warehousing and Purchasing Agreement (the "Original Warehousing Agreement") pursuant to which the Private Company was obligated to make merchandise available to the Company on the same basis as such merchandise was made available to the Private Stores and was obligated to promptly order merchandise requested by the Company to fill special orders. The Original Warehousing Agreement provided that the Private Company would sell such merchandise to the Company at the Private Company's cost. Additionally, the Private Company was obligated to provide certain warehousing and handling services to the Company for up to 100 Company-owned stores and 200 Company licensed stores. In return, the Company paid the Private Company a fee equal to 5% of the retail selling price of all merchandise (including the retail selling price of any related services, such as fabric protection and merchandise warranties) delivered to customers of the Company's stores from the warehouse facilities operated by the Private Company, plus 5% of the retail selling price of all merchandise delivered from such warehouse facilities to Company-owned stores for display purposes. Effective January 1, 1994, the Company assumed the responsibility for purchasing for itself, its licensees and the Private Company. However, the Private Company continued to provide warehousing and handling services as described above. During the fiscal year ended August 26, 1995 the Company and the LPs paid warehouse fees to the Private Company aggregating approximately $6,304,000. During the fiscal year ended August 26, 1995, the Private Company purchased from the Company approximately $8,584,000 of merchandise (net of discounts and allowances). Under the terms of the Warehousing Agreement, however, the Company was not obligated to use the Private Company's warehouse facilities or purchase through the Private Company. As part of the transfer of the purchasing function, the Private Company, on May 29, 1994, agreed to pay the Company $1,000,000 representing discounts and allowances received from suppliers with respect to merchandise previously delivered. Such payment was in the form of a note, dated May 29, 1994, calling for payments in 36 equal monthly installments and bearing interest at 8% per annum. The Private Company made $333,333 of payments on such note during the fiscal year ended August 26, 1995, leaving $638,889 principal amount outstanding as of August 26, 1995.

    As set forth in "Business-Warehousing," the Private Company also provides certain other services at the Warehouse Facilities, including arranging for goods to be delivered to the Warehouse Facilities and customers and providing fabric protection, customer service and warranty services. The Private Company is reimbursed by the Company and its licensees for freight charges on deliveries to the Warehouse Facilities at the manufacturer's freight rate. The Private Company also provides fabric protection services, including a life-time warranty, to customers of the Company and its licensees. The Company retains approximately 2/3 of the revenues from fabric protection and the warranty. During the fiscal year ended August 26, 1995, the Company and the LPs paid $3,775,000 for freight charges and $3,804,000 for fabric protection to the Private Company. See "The Committee Report" below.

    The Inwood, New York warehouse facility (the "Inwood Warehouse"), which was the main facility servicing the Company's stores until such facility was sold in June 1996, was owned (subject to a ground lease) equally by two corporations, one of which was owned 33-1/3% by each of Messrs. Greenfield, Love and Seidner and the other of which was partially owned by the brother-in-law of Isabelle Silverman, the Company's Vice President-Finance and Treasurer from May 1, 1992 to January 1, 1994. On December 1, 1994, the Inwood Warehouse was transferred to a corporation owned by Fred Love. On June 29, 1988, the Company acquired a 10-year option to purchase the Inwood Warehouse (subject to a ground lease with a non-affiliate expiring in February 2035) for its appraised value, as of June 1988, of $9,000,000, increasing each year of the option period by an additional $900,000. The option was granted in consideration of the guarantee by the Company, and others, of $6,500,000 of mortgage financing on the Inwood Warehouse. The guarantors, other than the Company (i.e., Jara and Messrs. Greenfield, Love and Seidner), agreed to indemnify the Company against any loss under the guarantee and agreed to pay the Company an annual guarantee fee of $32,500, representing 1/2 of 1% of the amount guaranteed. As of August 31, 1993, the mortgage was refinanced and the amount guaranteed by the Company was reduced from $6,500,000 to $5,000,000 (which mortgage was scheduled to become due on October 7, 1994). The mortgage was refinanced again, in October 1994, and was due over a five-year period with a final maturity date of October 7, 1999. The Company guaranteed a portion of the debt equal, at any time, to 60% of the aggregate amount of the debt then outstanding. The other guaranty and indemnity arrangements as to such refinancing were the same as for the original financing, and the Company was entitled to receive an annual guarantee fee of 1/2 of 1% of the amount guaranteed, which was $25,000 in fiscal 1995. In March 1996, as part of the Klaussner Transaction, among other things, Klaussner loaned the Private Company $1,440,000, which was used to reduce the debt guaranteed by the Company from $4,800,000 to $3,360,000 and the lender agreed that the Company's liability under the guarantee would be limited to the lesser of 60% of the debt or $2,016,000. In June 1996, in connection with the sale of the Inwood Warehouse, the mortgage was extinguished without liability to the Company. The Company also guarantees the lease for the Private Company's satellite warehouse in California. Such lease expires September 30, 1998 and the annual base rent is $133,000. Pursuant to an agreement dated September 1,

1993, the Company is indemnified against any liability arising under such guaranty by the Private Company.

    By agreement, dated May 19, 1995, between the Company and the Private Company, the parties agreed to settle a dispute as to certain discounts and allowances on merchandise owed to the Company by the Private Company and certain licensees managed by the Private Company for the period from January 1, 1994 to April 30, 1995. The agreement provides that the Private Company will pay the Company $473,000, $200,000 of which was paid in May 1995 and agreed to pay the balance in five equal installments (inclusive of interest at a rate of 10.5% per annum) through November 1, 1995. As of December 1995, all of such amounts had been paid. In addition, the Company agreed, beginning in May 1995, to pay the Private Company its share of discounts and allowances within 30 days of the end of each month.

    By agreement (the "Offset Agreement") dated November 1, 1995, the Private Company and the Company acknowledged that as of August 26, 1995 the Private Company owed the Company $9,267,962, certain licensees owed the Company $2,117,616 for merchandise purchased (of which $1,865,813 was past due) and the Company owed the Private Company $11,459,677. In addition, the Private Company agreed to assume the obligations of the licensees referred to above and to offset the amounts owed to the Company by the Private Company against the amounts owed to the Private Company by the Company. By agreement dated March 1, 1996, the Private Company and the Company agreed to continue to offset, on a monthly basis, amounts owed by the Private Company and certain licensees to the Company for purchasing, advertising, and other services and matters against amounts owed by the Company to the Private Company for warehousing services, fabric protection, freight and other services and matters. Amounts owed by the Private Company to the Company as of August 26, 1995 are reserved against in the accompanying consolidated financial statements due to uncertain collectibility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Advertising Agreement

    Under the advertising agreement with the Private Company, the Private Company bears an amount which approximates its pro-rata share of all advertising production costs and costs of publication of promotional advertising material within the New York area. During the fiscal ended August 26, 1995, the Company charged the Private Company $2,040,000 under the advertising agreement.

Jennifer Living Rooms

    In September 1996, the Company opened two test "Jennifer Living Rooms" stores in St. Louis, Missouri. As part of its license with the Private Company, the Private Company also has the royalty free right to open "Jennifer Living Rooms" stores in New York. In October 1996, the Private Company began operating a test store in New York under the name "Jennifer Living Rooms."

Other Matters

    As described under the heading "The Committee" below, a committee of the Board of Directors consisting of Michael Colnes concluded that the Company had claims against Messrs. Greenfield, Love, Seidner and the Private Company. During fiscal 1995, the Company reimbursed Harley J. Greenfield $493,000 for legal and accounting fees in connection with the preparation of the response to the report of such committee.

JCI

    Related parties of JCI, which is the holder of options to purchase 1,200,000 shares of Common Stock, also own a majority limited partnership interest in Jennifer Chicago, L.P. (the "Chicago Partnership"), an LP which operates, pursuant to a license agreement with the Company, 15 Jennifer Convertibles stores in the Chicago, Illinois area, and, until the Company purchased it as of September 1, 1994, Jennifer L.P. II ("L.P. II"), an LP which operated, pursuant to a license agreement with the Company, 21 Jennifer Convertible stores in the Detroit, St. Louis, Indianapolis, Milwaukee and Kansas City metropolitan areas. During the fiscal year ended August 26, 1995, the Company earned $621,000 of royalties from the Chicago Partnership, which are not separately shown in the financial statements due to the consolidation of the LPs for financial statement purposes.

    On November 24, 1992, Selig Zises, an affiliate of JCI as well as the majority limited partner in the Chicago Partnership, agreed to invest an aggregate of $1,250,000 in L.P. II. The investment was to be made on the same terms as the investment in the Chicago Partnership. Mr. Zises ultimately invested $670,000 in L.P. II. Due to disagreements between Mr. Zises and the general partner of L.P. II, a wholly-owned subsidiary of the Company, and the Company effective September 1, 1994, the Company purchased Mr. Zises' interests in L.P. II for $750,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Other Matters

    Isabelle S. Silverman, the Company's Vice President - Finance, Treasurer and Secretary from May 1, 1992 to January 1, 1994, is the daughter-in-law of Jerome I. Silverman, the sole proprietor of JISCO, an accounting firm which, until August 27, 1994, provided, through its personnel, substantial accounting, clerical and administrative services to the Company and the Private Company. The Company did not pay JISCO any fees during the fiscal year ended August 26, 1995. Investors in a number of the Company's licensees are clients of JISCO. In addition, Isabelle Silverman's brother-in-law is the 50% owner of a corporation which, until December 1, 1994, owned 50% of the Warehouse. As described under the heading "The Committee" below, a committee of the Board of Directors consisting of Michael Colnes concluded that the Company had claims against Jerome I. Silverman and Isabelle Silverman.

    Leslie Falchook, the Company's Vice President - Administration and his brother, who was an officer of the Company from 1986 until 1992, was the owner of 49% of one of the Private Stores until 1993.

    In January 1994, Rami Abada, the Company's Executive Vice President and Chief Operating Officer, and Ronald Rudzin the Company's Senior Vice President
- Retail Stores, joined the Company. Mr. Abada and Mr. Rudzin each own interests in certain licensed Jennifer Convertibles stores, which they acquired while employees of the Private Company. Mr. Abada owned, until October 1996, a 20% interest in one corporation which owns six licensed Jennifer Convertibles stores. During the year ended August 26, 1995, such corporation incurred approximately $185,000 in royalties and $1,613,000 for merchandise purchases owed to the Company and also made principal and interest payments to the Company of approximately $23,000 in respect of a 9% secured note, due December 31, 2001, in the original principal amount of $810,000 (which principal amount was $638,000 as of August 26, 1995). In addition, such corporation owes the Company $500,000 principal amount under a Revolving Credit Agreement pursuant to which all available revolving credit loans have been drawn down. Such loans bear interest at prime plus 3% and were due on June 1, 1995. Mr. Abada also owned a 20% interest (until October 1996, when he acquired the remaining 80% interest in such corporations) in each of two corporations, which each own a licensed Jennifer Convertibles store. During the year ended August 26, 1995, such corporations incurred an aggregate of approximately $97,000 in royalties and $749,483 for merchandise purchases owed to the Company. Mr. Rudzin owns one licensed Jennifer Convertibles store and his father owns two licensed Jennifer Convertibles stores which during the fiscal year ended August 26, 1995 incurred approximately $109,000 (for Mr. Rudzin's stores) and $130,000 for Mr. Rudzin's father's stores) of royalties and $907,864 (for Mr. Rudzin's store) and $1,123,553 (for Mr. Rudzin's father's stores) for merchandise purchases. During the fiscal year ended August 26, 1995, Mr. Abada received $284,172 of salary, severance pay, distributions and other payments from such licensees and the Private Company and Mr. Rudzin received $167,923 of salary, distributions and other payments from such licensees and the Private Company. Amounts owed to the Company by the corporate licensees referred to above, (each of which is an Unconsolidated Licensee) have been fully reserved against in the accompanying financial statements for the 1994 and 1995 fiscal years due to uncertain collectibility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Subject to court approval of the Settlement Agreement, Mr. Abada and Mr. Rudzin have agreed, from the date of such approval forward, to personally guarantee the merchandise purchases and royalty obligations of the Unconsolidated Licensees in which they respectively have an ownership interest.

    The Company uses and the Private Company from time to time, also uses Wincig & Wincig, a law firm of which Bernard Wincig, a director of the Company and a stockholder, is a partner. Mr. Wincig received approximately $336,000 of legal fees from the Company and the LPs and an aggregate of approximately $412,000 fom the Private Company (representing undistributed profits accrued over several years from two Private Stores in which Mr. Wincig had a 20% interest and a payment in respect of the purchase of such 20% interest) and legal and consulting fees from the Private Company during the fiscal year ended August 26, 1995. From October 15, 1986 until November 1994, Mr. Wincig's son, a stockholder and a partner of Wincig & Wincig, was a director of Jara and was one of three voting trustees of the voting trust established in respect of Mr. Greenfield's shares in the Private Company.

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

    Set forth below is a brief summary of those matters as to which the Committee Report recommended that the Company take legal action and the Response's reply. As set forth under "Legal Proceedings," in March 1996, the Company signed a Memorandum of Understanding with designed to settle the issues raised by the Committee Report. See "Legal Proceedings."

Rebates

    A.  The Committee Report

    The Committee Report concluded that there were meritorious claims relating to rebates received by the Private Company from merchandise vendors, which were passed on to the Company, but not to the Company's licensees. The claims fall into three categories: (i) that the rebates paid to the Company were paid annually, rather than upon receipt by the Private Company, (ii) that rebates with respect to licensees were retained by the Private Company rather than paid to the Company, including, for a short period, rebates with respect to licensees which had entered into purchasing and warehousing contracts directly with the Company instead of with the Private Company, and (iii) that, when the Private Company agreed to transfer the rebates from licensees to the Company effective as of January 1, 1994 and agreed to give the Company a note (the "Rebate Note") for $1,000,000 representing the amount of such rebates for previously delivered merchandise, representatives of the Private Company misrepresented to the Company's Board of Directors that the Private Company did not have sufficient funds to pay the Rebate Note, on the basis of which misrepresentation the Board agreed to accept the Rebate Note rather than pressing for payment in cash.

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



Fabric Protection



    A.  The Committee Report



    The Private Company provides fabric protection services, including a life-time warranty, to those customers of the Company and its licensees who purchase such services. Approximately 2/3 of the revenues from fabric protection are retained by the Company and its licensees. The remaining 1/3 (approximately $3,300,000 and $3,800,000 paid by the Company and the LPs for the years ended August 27, 1994 and August 26, 1995, respectively) was paid to the Private Company and has been used, according to the Response, to cover the cost of fabric protection and warranty services and to fund the provision of additional services to the Company and the LPs which the Private Company was not obligated to provide. The Committee Report concluded that since the Company's Board of Directors had never approved the arrangement, the Company had a claim against the Private Company for an amount equal to the profit made by it for providing such services.



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

Freight Charges



    A.  The Committee Report



    The Private Company charges the Company and its licensees for delivery of merchandise from the manufacturer to its warehouse at a price equal to the manufacturer's freight rate for such delivery. The Original Warehousing Agreement was silent as to freight charges, other than for the statement that purchasing should be done "at cost." The warehousing agreement and purchasing agreement, each entered into in December 1993 (the "New Agreements"), specifically provided that the freight delivery component of cost should be based on the manufacturer's freight rate. From time to time, the Private Company hires independent truckers to deliver merchandise to its warehouse at a price less than the manufacturer's freight rate. The Committee Report concluded that the Company has a claim for the difference between the freight rate and the amount charged by the independent truckers.



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



Assumption of Purchasing Responsibilities



    A.  The Committee Report



    In connection with the Company's assumption from the Private Company of the merchandise purchasing function, effective January 1, 1994, the Committee Report claimed that Messrs. Greenfield, Love, Seidner and Silverman and Mrs. Silverman (i) misled the Company's Board of Directors that assuming the purchasing function would not entail additional cost (in connection with the transfer of the purchasing function, two new officers were appointed to the Company and six former employees of the Private Company, with salaries aggregating $166,000 per annum, became employees of the Company) and (ii) caused licensees to pay receivables of approximately $4,300,000 to the Private Company instead of to the Company, thereby allowing the receivable from the licensees (which the Committee Report believed to be insolvent) to grow.

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



Pass Through of Credit From Supplier



    A.  The Committee Report



    According to the Committee Report, a principal supplier to the Company, the Private Company and the licensees gave a credit to the Private Company of $50,000 for each new Jennifer Convertibles store opened between September 1991 and February 1994, for a total of $3,500,000. The Committee concluded that this transaction was not disclosed to the Company's Board of Directors and that the Private Company should have passed such loans on to the Company's licensees, and that the Company was damaged by its failure to do so.



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



    The Letter reviewed certain transactions recorded on the books and records of S.F.H.C., the owner of six licensee stores, the Private Company and its affiliates, the Company, and certain LPs (LPs III through V). Based on his review of the transactions, the Letter sets forth the following conclusions:

    (a) "It appears... that Private Company funds [totalling $300,000] were used by S.F.H.C. to acquire the stock of Summit"2 Investment Group, Inc. ("Summit") from the Company, and that "no funds were contributed by the purported stockholders of S.F.H.C. to the acquisition of the stock of Summit;"



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

--------
     2     SFHC was created for the specific purpose of acquiring Summit.

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



      (b)  Reports on Form 8-K.



           During the quarter ended August 26, 1995, the Company filed one Current Report on Form 8-K, dated June 13, 1995, reporting on the following:



           Item 5. - Other Events with respect to its results for fiscal 1994, the first half of fiscal 1995, and the initiation of a formal investigation by the Securities and Exchange Commission.



      (c)  Exhibits.



      3.1  -    Certificate of Incorporation of the Company (Incorporated
                herein by reference to Exhibit 3.1 to the Company's
                Registration Statement - File Nos. 33-22214 and 33-10800
                (the "Registration Statement")



      3.2  -    By-Laws of the Company



      4.1  -    Form of Underwriter's Warrant for the purchase of shares of
                Common Stock (Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-2 -
                File No. 33-47871 (the "Registration Statement on Form S-2"))



      10.1 - Incentive and Non-Qualified Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.4 to the Registration Statement)



      10.2 - Warehousing and Purchasing Agreement, dated as of November 3, 1986, between the Company and the Private Company (Incorporated herein by reference to Exhibit 10.10 to the Registration Statement)

      10.3 - License Agreement, dated as of November 3, 1986, between the Company and Jennifer Convertibles, Inc., a New York corporation (Incorporated herein by reference to Exhibit 10.11 to the Registration Statement)



      10.4 - Advertising Agreement, dated as of November 3, 1986 between the Company and the Private Company (Incorporated herein by reference to Exhibit 10.12 to the Registration Statement)



      10.5 - Voting Trust Agreement, effective as of October 15, 1986, among Harley J. Greenfield, Fred J. Love, and Edward B. Seidner (Incorporated herein by reference to Exhibit 10.13 to the Registration Statement)



      10.6 - Option Agreement, date June 29, 1988, among the Company, IDC and JCI (Incorporated herein by reference to exhibit 10.7 to the Registration Statement)



      10.7 - Amendments to the Warehousing and Purchasing Agreement referred to in 10.2 (Incorporated herein by reference to Exhibit 10.21 to the Registration Statement)



      10.8 - Agreement, dated March 21, 1991, between JCI Consultant, L.P. and Jennifer Convertibles, Inc. (Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 21, 1991 - series of agreements with JCI Consultant L.P.)



      10.9 - Stock Option Agreement, dated March 21, 1991, between Jennifer Convertibles, Inc. and JCI Consultant L.P. (Incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated March 21, 1991)



      10.10 - Voting Trust Agreement, dated March 21, 1991, between Harley J. Greenfield, Jennifer Convertibles, Inc. and JCI Consultant L.P. (Incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated March 31, 1991)



      10.11 - Registration and Sales Agreement, dated March 21, 1991, between Jennifer Convertibles, Inc. JCI Consultant, L.P., Harley J. Greenfield, Fred J. Love, Edward B. Seidner and Jara Enterprises, Inc. (Incorporated herein by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated March 21, 1991)


      10.12 - Agreement of Limited Partnership of Jennifer Chicago, L.P. (the "Partnership"), dated July 24, 1991 (Incorporated herein by reference to Exhibit 1 to the

                Company's Current Report on Form 8-K dated July 24, 1991 - related to series of agreements related to Limited Partnership of Jennifer Chicago L.P.)



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



      10.27 - The Company's Current Report on Form 8-K dated February 18, 1993 (Incorporated herein by reference to Exhibit 10.27 on Form 10-K for 1994)


      10.28 - The Company's Current Report on Form 8-K dated September 20, 1994 (Incorporated herein by reference to Exhibit 10.28 to Form 10-K for 1994)



      10.29 - The Company's Current Report on Form 8-K dated May 5, 1995. (Incorporated herein by reference to Exhibit 10.29 to Form 10-K for 1994)


      10.30 - Credit Agreement dated August 31, 1993 by and between Jennifer Convertibles, Inc. and IBJ Schroder Bank and Trust Company (Incorporated herein by reference to Exhibit 10.30 to Form 10-K for 1994)


      10.31 - Warehousing Agreement, dated as of December 31, 1993, between Jennifer Convertibles, Inc. and Jennifer Warehousing, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 26, 1994)


      10.32 - Purchasing Agreement, dated as of December 31, 1993, between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 26, 1994)



      10.33 - Advertising Agreement, dated as of December 31, 1993, between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 26, 1994)



      10.34 - Amendment No. 1 to Warehousing Agreement, dated as of May 28, 1994, amending the Warehousing Agreement referred to in
                10.29 and the related Rebate Note (Incorporated herein by reference to Exhibit 10.34 on Form 10-K for 1994)



      10.35 - Amendment No. 1 to Purchasing Agreement, dated as of May 28, 1994, amending the Purchasing Agreement referred to in 10.30 (Incorporated herein by reference to Exhibit 10.35 on Form 10-K for 1994)


      10.36 - License Agreement, dated as of October 28, 1993, among Jennifer Convertibles Licensing Corp. and Jara Enterprises, Inc. (Incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated November 30, 1993)



      10.37 -   Letter Agreement terminating the Agreements referred to in
                10.8 and 10.24. (Incorporated herein by reference to the Company' Current Report on Form 8- K dated August 1, 1994)



      10.38 - Agreement, dated as of May 19, 1995, among Jennifer Convertibles, Inc., Jennifer Purchasing Corp., Jara Enterprises, Inc. and the licensees signatory thereto.



      10.39 - Agreement, dated as of November 1, 1995, among Jennifer Convertibles, Inc., Jennifer Purchasing Corp., Jara Enterprises, Inc. and the licensees signatory thereto.



      10.40 - Settlement Agreement, dated as of March 8, 1996, between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated March 18, 1996).



      10.41 - Memorandum of Understanding for Settlement of Jennifer Convertibles Securities Litigation (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 18, 1996).

      10.42 - Memorandum of Understanding for Settlement of Certain Derivative Claims (Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated March 18,
                1996).



      10.43 - Form of Note, dated November 1994, made by Jara Enterprises, Inc. to Harley J. Greenfield and Edward B. Seidner



      10.44 - Form of Option, dated November 7, 1994 to purchase Common Stock from Fred Love, Jara Enterprises, Inc. and certain subsidiaries to Harley J. Greenfield and Fred Love



      10.45 - Form of Subordination Agreement, dated as of August 9, 1996, by Harley J. Greenfield and Edward B. Seidner



      10.46 - Credit and Security Agreement, dated as of March 1, 1996, among Klaussner Furniture Corp. and Jennifer Convertibles, Inc. and the other signatories thereto (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated March 18, 1996).


      10.47 - Agreement, dated as of March 1, 1996, among Jennifer Convertibles, Inc., Jennifer Purchasing Corp., Jara Enterprises, Inc. and the Licensees signatory thereto.



      11.1  -   Statement re: Computation of Net (Loss) Earning per share
                (for fiscal years ended August 26, 1995, August 27, 1994 and
                August 31, 1993)



      22.1  -   Subsidiaries of the Company (Incorporated herein by reference to
                Exhibit 22.1 on Form 10-K for 1994)



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





                     JENNIFER CONVERTIBLES, INC.





                     By: /s/ Harley J. Greenfield
                         ____________________________

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

NAME                                POSITION                         DATE
----                                --------                         ----

/s/ Harley J. Greenfield
------------------------
    Harley J. Greenfield      Chairman of the Board,           October 31, 1996
                              President and Chief
                              Executive Officer
                              (Principal Executive
                              Officer)


/s/ George J. Nadel
------------------------
    George J. Nadel           Executive Vice President,        October 31, 1996
                              Chief Financial Officer and
                              Treasurer (Principal
                              Financial Officer and
                              Principal Accounting
                              Officer)



/s/ Edward B. Seidner
------------------------
    Edward B. Seidner         Director                         October 31, 1996



/s/ Bernard Wincig
------------------------
    Bernard Wincig            Director                         October 31, 1996



/s/ Edward Bohn
------------------------
    Edward Bohn               Director                         October 31, 1996



/s/ Kevin J. Coyle
------------------------
    Kevin J. Coyle            Director                         October 31, 1996

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                         Index to Financial Statements




Independent Auditors' Disclaimer of Opinion..........................F1


Report of Management.................................................F3


Consolidated Balance Sheets at August 26, 1995 and
August 27, 1994......................................................F4


Consolidated Statements of Operations for the years ended
August 26, 1995, August 27, 1994 and August 31, 1993.................F5


Consolidated Statements of Stockholders' Equity
(Capital Deficiency) for the years ended August 26, 1995,
August 27, 1994 and August 31, 1993..................................F6


Consolidated Statements of Cash Flows for the years ended
August 26, 1995, August 27, 1994 and August 31, 1993.................F7


Notes to the Consolidated Financial Statements.......................F8







                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Jennifer Convertibles, Inc.
Woodbury, New York

        We were engaged to audit the accompanying consolidated balance sheets of Jennifer Convertibles, Inc. (the "Company") and subsidiaries as at August 26, 1995 and August 27, 1994, and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management.

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

        The Company does not have an adequate system of internal accounting controls over the financial information processed for the Company by the Private Company. Further, the chief financial officer of the Company has stated that he is unable to maintain internal controls over the financial data processed by the Private Company on behalf of the Company and that the Company is seriously deficient regarding the adequacy of internal controls that support its operations. As a result of this lack of control, the chief financial officer has stated that he is unable to provide certain representations we requested regarding the Company's statements of operations and cash flows for the year ended August 26, 1995 and the financial statements as at and for the year ended August 27, 1994.

        Because of the matters discussed in the preceding four paragraphs, we are unable to express, and we do not express, an opinion on the accompanying financial statements as at August 26, 1995 and August 27, 1994, and for the two years then ended. No representation to the contrary should be expressly or implicitly assumed from the issuance of the accompanying financial statements.

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

        As discussed in Note 8, in December 1994 and January 1995, the Company and certain of its officers became defendants in class and derivative actions. The Company is attempting to settle the above litigations and has agreed to terms which, subject to the execution of definite agreements and court approval, would settle the class action and derivative litigations. Further, in May 1995, the Securities and Exchange Commission commenced an investigation relating to the aforementioned matters. The outcome of these matters is not presently determinable and an unfavorable outcome could have a material adverse affect on the Company's ability to continue as a going concern.

        Attention is directed to Note 1 with respect to various operational problems which the Company has experienced in the past two years and management's plans for contending with these problems. Attention is also directed to Notes 1, 3, 8 and 12 with respect to various related party transactions.


Richard A. Eisner & Company, LLP
New York, New York
December 22, 1995

With respect to Note 12
September 26, 1996

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

                                 /S/ HARLEY GREENFIELD


                                 Harley Greenfield,
                                 President, Chief Executive Officer


                                 /S/ GEORGE J. NADEL


                                 George J. Nadel,
                                 Executive V.P., Chief Financial Officer






                                       F3

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (In thousands, except for share data)


       ASSETS
                                                                                August 26, 1995    August 27, 1994
Current assets:
       Cash and cash equivalents                                                     $  7,729         $ 13,089
       Merchandise inventories                                                          9,432           10,148
       Due from limited partners                                                            -            1,000
       Refundable income taxes                                                            131            2,258
       Prepaid expenses                                                                   761            1,717
       Accounts receivable                                                              2,504            1,719
       Other current assets                                                               101            1,475
                                                                                  ------------       ----------
            Total current assets                                                       20,658           31,406

Store fixtures, equipment and leasehold improvements,
   at cost, net                                                                         9,771            8,701
Due from Private Company and Unconsolidated Licensees,net of reserves of
   $6,372 and $3,284 at August 26, 1995
   and August 27, 1994.                                                                 -                1,832

Deferred lease costs and other intangibles, net                                         1,839            1,929
Goodwill, at cost, net                                                                    586              604
Other assets (primarily security deposits)                                              1,017              450
                                                                                  ============       ==========
                                                                                     $ 33,871         $ 44,922
                                                                                  ============       ==========


       LIABILITIES AND (CAPITAL DEFICIENCY) STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                                       $ 16,108         $ 15,391
       Customer deposits                                                                9,017            9,460
       Accrued expenses and other current liabilities                                   6,521            5,315
                                                                                  ------------       ----------
            Total current liabilities                                                  31,646           30,166

Deferred rent and allowances                                                            6,171            6,494
Long-term obligations under capital leases                                                337              477
                                                                                  ------------       ----------
            Total liabilities                                                          38,154           37,137
                                                                                  ------------       ----------


Commitments and contingencies

(Capital deficiency) stockholders' equity:
       Preferred stock, par value $.01 per
            share. Authorized 1,000,000 shares;
            no shares issued                                                                -                -
       Common stock, par value $.01 per share.
            Authorized 10,000,000 shares; issued and
            outstanding 5,700,725 shares at August 26, 1995
            and August 27, 1994                                                            57               57
       Additional paid-in capital                                                      22,911           22,911
       Notes receivable from warrant holders                                             (300)            (300)
       Accumulated (deficit)                                                          (26,951)         (14,883)
                                                                                  ------------       ----------
                                                                                       (4,283)           7,785
                                                                                  ------------       ----------

                                                                                     $ 33,871         $ 44,922
                                                                                  ============       ==========

Attention is directed to the foregoing Accountant's Disclaimer of Opinion and to the accompanying Notes to the Consolidated Financial Statements.



                                        F4

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                       (In thousands, except share data)



                                                         Year ended        Year ended       Year ended
                                                        August 26, 1995  August 27, 1994  August 31, 1993
                                                        ---------------  ---------------  ---------------



Net sales                                                    $126,074         $97,420         $64,348
                                                        --------------  --------------   -------------

Cost of sales, including store occupancy,
       warehousing, delivery and fabric protection
       (including charges from Private Company of
       $13,883, $28,521, and $37,085)                          86,964          67,974          43,898
Selling, general and administrative expenses
       (including advertising charges
       from Private Company of $0, $3,786 and $7,158)          45,955          34,139          22,652
Termination of consulting agreement,
       legal and other costs                                      500           6,604               -
Write off of purchased limited partners' interests                  -           3,482               -
Provision for losses on amounts due from
       Private Company and Unconsolidated Licensees             3,088           3,284               -
Loss from store closings                                        1,670               -               -
Depreciation and amortization                                   2,261           2,091           1,583
                                                        --------------  --------------   -------------
                                                              140,438         117,574          68,133
                                                        --------------  --------------   -------------

Operating (loss)                                              (14,364)        (20,154)         (3,785)
                                                        --------------  --------------   -------------
Other income (expense)
       Royalty income                                             523             644             711
       Interest income                                            311             473             674
       Interest expense                                           (48)            (61)           (640)
       Gain on sale of securities                                   -             336              61
       Other income, net                                        1,670           1,374             696
                                                        --------------  --------------   -------------
                                                                2,456           2,766           1,502
                                                        --------------  --------------   -------------
(Loss) before income taxes (benefit)
  and minority interest                                       (11,908)        (17,388)         (2,283)
Income taxes (benefit)                                            160            (322)            113
                                                        --------------  --------------   -------------

(Loss) before minority interest                               (12,068)        (17,066)         (2,396)
Minority interest share of losses                                   -           2,449           2,902
                                                        --------------  --------------   -------------

Net (loss) earnings                                          ($12,068)       ($14,617)           $506
                                                        ==============  ==============   =============



(Loss) earnings per common and common
       equivalent share:

       Net (loss) earnings per share                           ($2.12)         ($2.56)          $0.09
                                                        ==============  ==============   =============

Weighted average number of common
       and common equivalent shares                         5,700,725       5,700,725       6,013,000
                                                        ==============  ==============   =============


Attention is directed to the foregoing Accountant's Disclaimer of Opinion and to the accompanying Notes to the Consolidated Financial Statements.



                                       F5


                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
      Consolidated Statements of Stockholders' Equity (Capital Deficiency)
 Fiscal Years ended August 26, 1995, August 27, 1994 and Year ended August 31, 1993
                     (In thousands, except for share data)




                                     Common stock              Additional   Notes receivable
                              ----------------------------      paid-in       from warrant       Accumulated
                               Shares             Par value      capital        holders          (deficit)            Totals
                               ------             ----------     -------    --------------      ------------          ------

Balances at August 31, 1992        4,383,469      $     44      $     13,008    $      -      $       (772)      $   12,280

Conversion of debentures, net
  of related costs                 1,314,256            13             9,384           -                 -            9,397
Net earnings                               -             -                 -           -               506              506
                                   ----------       -------       -----------   ---------       -----------        ---------

Balances at August 31, 1993        5,697,725            57            22,392           -              (266)          22,183

Exercise of outstanding stock
       options for cash                3,000             -                 8           -                 -                8
Issuance of warrants
  in connection with limited
  partnership agreements                   -             -               511        (300)                -              211

Net (loss)                                 -             -                 -           -           (14,617)         (14,617)
                                   ----------    ----------    --------------   ---------    --------------        ---------

Balances at August 27, 1994        5,700,725            57            22,911        (300)          (14,883)           7,785

Net (loss)                                 -             -                 -           -           (12,068)         (12,068)
                                   ----------    ----------    --------------   ---------    --------------   --------------

Balances at August 26, 1995        5,700,725      $     57      $     22,911        (300)     $    (26,951)      $   (4,283)
                                   ==========    ==========    ==============   =========    ==============   ==============


Attention is directed to the foregoing Accountant's Disclaimer of Opinion and to the accompanying Notes to the Consolidated Financial Statements.


                                      F6

                  JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                      Year ended         Year ended          Year ended
                                                                      August 26, 1995    August 27, 1994     August 31, 1993
Cash flows from operating activities:
Net (loss) earnings                                                      ($12,068)         ($14,617)                $506
Adjustments to reconcile net (loss) earnings
          to net cash provided by operating activities:
          Depreciation and amortization                                     2,261             2,091                1,583
          Acquisition of limited partnership interests                          -            (3,000)                   -
          Writeoff of purchased limited partnership interests                   -             3,482                    -
          Provision for losses on amounts due from
              Private Company and Unconsolidated Licensees                  3,088             3,284                    -
          Loss from store closings                                          1,670                 -                    -
          Deferred rent                                                       656             2,776                1,947
          (Gain) on sale of investment securities                               -              (336)                 (61)
          (Gain) on sale of subsidiaries                                        -              (102)                (480)
          Minority interest                                                     -              (449)                 449
          Changes in operating assets and liabilities:
              Decrease (increase) in merchandise inventories                  716            (6,276)              (1,538)
              Decrease (increase) in refundable income taxes                2,127            (1,190)              (1,068)
              Decrease (increase) in prepaid expenses                         956            (1,468)                   -
              (Increase) in accounts receivable                              (785)           (1,390)                   -
              Decrease (increase) in other current assets                   1,374              (582)                (408)
              (Increase) decrease in due from Private Company
                  and Unconsolidated Licensees                             (1,256)           (5,249)               1,633
              (Increase) decrease in other assets                            (567)              685                  173
              Increase in accounts payable trade                              717            13,985                  178
              (Decrease) increase in customer deposits                       (443)            3,812                2,831
              Increase in accrued expenses and
                 and other current liabilities                              1,206             3,565                  600
                                                                      ------------       -----------         ------------
Net cash (used in) provided by operating activities                          (348)             (979)               6,345
                                                                      ------------       -----------         ------------

Cash flows from investing activities:
Capital expenditures                                                       (4,292)           (5,021)              (3,894)
Deferred lease costs and other intangibles                                 (1,580)           (1,673)                   -
Sale of investments in government securities, net                               -             5,431                2,904
Decrease (increase) in due from limited partners                            1,000            (1,000)                 985
                                                                      ------------       -----------         ------------
Net cash (used in) investing activities                                    (4,872)           (2,263)                  (5)
                                                                      ------------       -----------         ------------

Cash flows from financing activities:
Issuance of warrants                                                            -               211                    -
Exercise of stock options                                                       -                 8                    -
Payment of debt conversion costs                                                -                 -                 (405)
Payments of obligations under capital leases                                 (140)              (70)                (304)
                                                                      ------------       -----------         ------------
Net cash (used in) financing activities                                      (140)              149                 (709)
                                                                      ------------       -----------         ------------

Net (decrease)increase in cash and cash equivalents                        (5,360)           (3,093)               5,631
Increase in cash due to consolidation of limited partnerships                   -                 -                  529
Cash and cash equivalents at beginning of year                             13,089            16,182               10,022
                                                                      ------------       -----------         ------------

Cash and cash equivalents at end of year                                   $7,729           $13,089              $16,182
                                                                      ============       ===========         ============



Supplemental disclosure of cash flow information:

              Income taxes paid (refunded) during the year                ($2,127)           $1,190               $1,171
                                                                      ============       ===========         ============

              Interest paid                                                   $48               $61                 $673
                                                                      ============       ===========         ============



Supplemental disclosure of noncash transactions:
  See Note 6  -(Capital Deficiency)/Stockholders' Equity
  See Note 8  -Commitments and Contingencies

Attention is directed to the foregoing Accountant's Disclaimer of Opinion and to the accompanying Notes to the Consolidated Financial Statements.




                                       F7

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)

(1)       Business and Basis of Preparation

          The consolidated financial statements include the accounts of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and as described below, certain licensees. The Company is the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofabeds and companion pieces such as loveseats, chairs and recliners and specialty retail stores that specialize in the sale of leather furniture. As at August 26, 1995, 90 Company-owned stores operated under the Jennifer Convertibles, Jennifer Leather or Elegant Living names.

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

          As at August 26, 1995 and August 27, 1994, the LP's operated 68 and 99 stores under the Jennifer Convertibles name, the operations of which are included in the consolidated financial statements.

          During the year ended August 27, 1994 and subsequent thereto, the Company purchased the interest of certain limited partners (who had made capital contributions aggregating $2,670) for $3,000, which was $3,482 in excess of such limited partners' capital accounts at August 27, 1994. Such amount has been charged to operations in the year ended August 27, 1994.

          The Company has also licensed stores to parties which may be deemed affiliates ("Unconsolidated Licensees"). Under the applicable license agreements, the Company is entitled to a royalty of 5% of sales. As of August 26, 1995, the Company had made advances to such Unconsolidated Licensees aggregating $4,477, which has been reserved for in full due to the uncertainty of collection. As at August 26, 1995, 11 stores were operated by such Unconsolidated Licensees and the results of their operations are not included in the consolidated financial statements (See Notes 3 and 10).

                                         F8

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

          Notes to the Consolidated Financial Statements - (Continued)
             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)




          Also not included in the consolidated financial statements are the results of operations of 24 stores in the New York Metropolitan Area which are owned by a company (the "Private Company") which, until November 1994, was owned by three of the officers/directors/principal stockholders of the Company. In November 1994, the Private Company redeemed the stock in the Private Company of two of the principal stockholders (Harley Greenfield and Edward Seidner) for a note in the amount of $10,273 collateralized by the assets of the Private Company and due in 2023 (See Note 12). In connection with such transaction, Fred Love, the remaining principal stockholder, granted Messrs. Greenfield and Seidner options expiring in November 2004 to purchase the 585,662 shares of the Company's Common Stock owned by him and the Private Company for $15.00 per share.

          The Company, the LP's, the Private Company and the Unconsolidated Licensees have had numerous transactions with each other as more fully discussed in Note 3. Because of the numerous related party transactions, the results of operations are not necessarily indicative of what they would be if all transactions were with independent parties.

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred net losses of $12,068 in the year ended August 26, 1995 and $14,617 in the year ended August 27, 1994 and operating losses have continued subsequent to those dates with the Company's equity and working capital being further depleted. Additionally, the Company is involved in the following unresolved matters which may have a significant impact on the Company's operations:

         a) As discussed in Note 8, a report by an independent committee of the Board of Directors appointed to investigate a complaint relating to transactions between the Company and the Private Company which may result in claims by the Company.

         b) The Company has been served with 11 class action complaints and six derivative action lawsuits as discussed in Note 8.

         c) As discussed in Note 8, on May 3, 1995, the Securities and Exchange Commission advised the Company that it had commenced a formal investigation into the affairs of the Company.

                  Management has addressed the aforementioned issues, as follows:

                  o As discussed in Note 12, the Company has agreed to terms which, subject to definitive agreements and court approval, would not only settle the class action and derivative litigations but change its operating relationship with the Private Company and resolve outstanding disputes relating to transactions between the Company and the Private Company.



                                       F9

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)

                  o Approximately 40 unprofitable stores have been closed in 1995 and 1996 and expense reduction plans have been implemented in 1996 throughout all operational areas of the Company.

                  o As discussed in Note 12, the Company has entered into a credit and security agreement with its largest supplier, Klaussner Furniture Industries, Inc. ("Klaussner") (which accounts for approximately 73% of the Company's purchases of merchandise) which, based on current terms, effectively extended the payment terms for merchandise shipped from 60 days to 81 days.

          As indicated above, the Company has restated its financial statements as at August 31, 1993 and for the year then ended to include the accounts of the LP's in which the Company is the general partner. Presented below is the effect of such restatement on previously reported results:

          Net sales (as previously reported)                     $38,704
          Net sales of LP's                                       25,644
                                                                 -------
                  Net sales, as restated                         $64,348
                                                                 =======
          Earnings before taxes (as
           previously reported)                                  $ 4,730
          Losses of LP's                                          (4,111)
                                                                 -------
                  Earnings before taxes, as restated             $   619
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

(2)       Summary of Significant Accounting Policies

          Principles of Consolidation

          The consolidated financial statements include the accounts of Jennifer Convertibles, Inc., its subsidiaries and the LP's. A subsidiary of the Company is the general partner of each of the LP's.

          Fiscal Year

          Commencing with the year ending August 27, 1994, the Company has adopted a fiscal year ending on the last Saturday in August which would be either 52 or 53 weeks long. Previously, the fiscal year ended on August 31.

          Cash and Cash Equivalents

          The Company considers all short-term, highly liquid instruments with a maturity of three months or less to be cash equivalents. Cash equivalents, consisting principally of money market instruments and United States Treasury bills as of August 26, 1995 and August 27, 1994, total $4,000 and $6,325, respectively.


                                      F10

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)

          Merchandise Inventories

       Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                                8/26/95         8/27/94
                                               --------        ---------
         Showrooms                              $4,421          $ 4,685
         Warehouses                              5,011            5,463
                                                ------          -------
                                                $9,432          $10,148
                                                ======          =======

Vendor discounts and allowances in respect to merchandise purchased by the Company are included as a reduction of inventory and cost of sales.

          Store Fixtures, Equipment and Leasehold Improvements

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

          Goodwill

          Goodwill consists of the excess of cost of the Company's investments in certain subsidiaries over the fair value of net assets acquired. Impairment is assessed based on cash flows of the related stores. Goodwill is being amortized over forty years from the acquisition date using the straight-line method. Accumulated amortization at August 26, 1995 and August 27, 1994 amounted to $538 and $521, respectively.

          Deferred Lease and Other Intangible Costs

          Deferred lease costs, consisting primarily of lease commissions and payments made to assume existing leases are deferred and amortized over the term of the lease.

          Pre-opening costs are expenses associated with the opening of new stores which are deferred and amortized over a one year period.

          Deferred Rent and Allowances

          Pursuant to certain of the Company's leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and work allowances granted by the landlord. Accordingly, the Company has recorded deferred rent and allowances of $6,171 and $6,494 at August 26, 1995 and August 27, 1994, respectively. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases reduced by work allowances granted, on a straight-line basis, over the respective lease term.

          Revenue Recognition

       Sales are recognized upon delivery of the merchandise to the customer. A minimum deposit of 50% is typically required upon placing a sales order.


                                      F11

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)


          (Loss) Earnings Per Share

          (Loss) earnings per share for the years ended August 26, 1995, August 27, 1994 and August 31, 1993 were computed by dividing the net (loss) earnings by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding where applicable during the period using the modified treasury stock method. Fully diluted earnings per share for the year ended August 31, 1993, based on assumed conversion of convertible subordinated debentures, is not presented as the effect is antidilutive.

          Advertising

          Advertising costs are expensed as incurred.

          Concentration of Risks

          The Company purchases 95% of its inventory from two suppliers (73% and 22%, respectively) under normal trade terms. The larger supplier, Klaussner Furniture Industries, Inc. has executed a Credit and Security Agreement with the Company (See Note 12).

          The Company utilizes many local banks as depositories for cash receipts received at its showrooms. Such funds are transferred weekly to concentration accounts maintained at one commercial bank. At August 26, 1995 and August 27, 1994, amounts on deposit with this one bank totalled 81% and 24%, respectively, of total cash.

          Use of Estimates

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

(3)       Related Party Transactions

          Prior to January 1, 1994, merchandise was purchased and warehoused for the Company and the LP's by the Private Company under a 15-year Warehousing Agreement dated November 3, 1986. In connection with this agreement, the Private Company

                                      F12

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)

also provided services relating to purchasing, distribution, customer service, data entry processing and other related services. Such agreement did not preclude the Company from purchasing merchandise directly from other parties or using other warehousing facilities. Pursuant to this agreement, the Company was obligated to pay for inventory at the Private Company's cost, net of vendor discounts and allowances but the LP's did not receive the vendor discounts and allowances. On January 1, 1994, the Company assumed the purchasing responsibility (see below). The Company and LP's pay a monthly warehousing fee based on 5% of the retail sales prices and fabric protection revenue collected from customers. Additionally, the Private Company provides fabric protection, warranty services and freight services at pre-determined rates. The Company's cost of sales includes these charges. Revenue from customers for fabric protection services is included in net sales.

Indicated below are the amounts charged by the Private Company:

                                               Year Ended
                                    --------------------------------
                                    8/26/95      8/27/94     8/31/93
Included in Cost of Sales:
  Purchases of inventory            $  -         $18,230     $31,545
  Freight*                            3,775        2,122        -
  Fabric protection services          3,804        3,298       2,323
  Warehousing fees                    6,304        4,871       3,217
                                    -------      -------     -------
         Total                      $13,883      $28,521     $37,085
         -----                      =======      =======     =======

*For periods prior to January 1, 1994, freight was included in the purchases of inventory.

          The Company has negotiated new operating arrangements with the Private Company, subject to execution of definitive agreements and court approval of the settlement of various class and derivative actions (See Note
12).

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

          Effective January 1, 1994, the Company assumed the responsibility from the Private Company for purchasing merchandise for itself, the LP's, the Unconsolidated Licensees and the Private Company. The Company acquired from the Private Company the inventory that was in the warehouse on January 1, 1994 for $2,575, which was the Private Company's cost basis for such inventory. During the year ended August 26, 1995 and the year ended August 27, 1994 (which only includes the period January 1, 1994 through August 27, 1994) approximately $12,500 and $7,478, respectively, of inventory was purchased by the Private Company through the Company and $3,105 and $2,350, respectively, of inventory was purchased by the Unconsolidated Licensees through the Company. In addition, effective January 1, 1994, the Private Company transferred to the Company the right to receive the benefit of any vendor discounts and allowances in respect to merchandise purchased by the Company on behalf of the LP's and certain other licensees. The Company had always been entitled to the benefit of such discounts in respect to merchandise purchased by the Company for its stores. To evidence its obligation for the discounts that had accrued with respect to merchandise purchased by the Company, the Private Company executed a promissory note in the amount of $1,000. This note, which bears interest at 8% per annum, is payable


                                      F13

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued)
             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)


in equal monthly installments over three years commencing August 1, 1994. In addition, since the Private Company retained the right to receive the benefit of any discounts refunded or credited by suppliers in respect of merchandise purchased by the Private Company through the Company, for the period January 1, 1994 through August 27, 1994, an amount equal to $471 was remitted to the Private Company on account of discounts for such period, and $692 was remitted for the year ended August 26, 1995.

       Prior to January 1, 1994, the Company was party to Advertising Agreements with the Private Company. Pursuant to these agreements, the Company could elect, on a case-by-case basis, to participate in particular joint advertising programs with the Private Company for a fee not to exceed 8% of the aggregate sales of the Company's New Jersey and Connecticut stores. Such fee was based on an equitable portion (as defined in the Advertising Agreements) of the Private Company's costs. The Company had a similar agreement for its stores located in New York, except that such stores paid a flat 8% of sales for advertising. During the years ended August 27, 1994 and August 31, 1993, $3,786 and $7,158, respectively, was allocated under the Advertising Agreements. The amount expended under the Advertising Agreements for the fiscal year ended August 27, 1994 only includes the period September 1, 1993 through December 31, 1993, which was the period such agreements were in effect.

          Effective January 1, 1994, the Company assumed the responsibility of advertising for itself, the LP's, the Unconsolidated Licensees and the Private Company. Under the new arrangement, the Private Company and Unconsolidated Licensees are charged an amount which approximates their pro rata share of advertising costs which aggregated $2,498 and $1,718 for the years ended August 26, 1995 and August 27, 1994, respectively.

          Two executive officers of the Company own interests in certain Unconsolidated Licensee stores. Rami Abada, Executive Vice President and Chief Operating Officer of the Company, owns a 20% interest in Southeastern Florida Holding Corp. ("S.F.H.C.") which owns six licensed stores. During the three years ended August 26, 1995, S.F.H.C. incurred approximately $185, $252 and $340 in royalties to the Company. Principal and interest payments of approximately $23 and $151 for the two years ended August 26, 1995 and nothing for the year ended August 31, 1993 were received in connection with the 9% secured note, due December 31, 2001. The original principal amount of $810 had been reduced to $638 as of August 26, 1995. In addition, S.F.H.C. owes the Company $500 under a Revolving Credit Agreement pursuant to which the entire available revolving credit loan has been drawn down. Such loan bears interest and is payable at prime plus 3% but has not been paid. The same executive also owns a 20% interest in two other corporations that are also part of the Unconsolidated Licensees. During the three years ended August 26, 1995, such corporations incurred approximately $97, $106 and $92 in royalties to the Company (See Note 12). Ronald Rudzin, Senior Vice President - Retail Stores of the Company, owns one licensed store and his father owns two licensed stores which, during the three years ended August 26, 1995, incurred royalties aggregating approximately $239, $283 and $294, respectively, to the Company (See Note 9).

          By agreement (the "Offset Agreement") dated November 1, 1995, the Private Company and the Company acknowledged that as of August 26, 1995 the Private Company owed the Company $9,268, certain Unconsolidated Licensees owed the Company $2,118 for merchandise purchased (of which $1,866 was past due) and the Company owed the Private Company $11,455 for warehousing fees, freight and fabric protection services. In addition, the Private Company agreed to assume the obligations of certain Unconsolidated Licensees in the amount of $1,866 and to offset the amounts owed to the Company by the Private Company and such licensees against the amounts owed to the Private Company by the Company.


                                      F14

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)



          By agreement dated March 1, 1996, the Private Company and the Company agreed to continue to offset, on a monthly basis, amounts owed by the Private Company and certain Unconsolidated Licensees to the Company for purchasing, advertising and other services and matters against amounts owed by the Company to the Private Company for warehousing services, fabric protection, freight and other services and matters. The proposed settlement agreement contemplates that the Offset Agreement will be modified to provide that to the extent either party owes the other an amount in excess of $1,000 for current obligations, such excess will be paid in cash.

          All amounts due from the Private Company and Unconsolidated Licensees are fully reserved since these entities have losses and capital deficiencies.

          In connection with the uncertainty of collectibility and in consideration of the potential additional financial support that the Company may provide to the Private Company and the Unconsolidated Licensees, the Company will account for subsequent transactions with these entities on an offset basis. However, if the result of the offset is a receivable due from them, then such net amount will be generally recognized only at the time when cash is received from these entities. A reserve has been provided in the consolidated financial statements for amounts due from these entities, as follows:

                                          Unconsolidated
                                            Licensees
                               Private    (Other Than
                              Company      S.F.H.C.)    S.F.H.C.    Totals

At August 26, 1995:
Gross amount due               $ 2,410     $ 1,167      $ 2,795    $ 6,372
  Reserves                      (2,410)     (1,167)      (2,795)    (6,372)
                              --------    --------     --------   --------
Net Amount                     $  -0-      $  -0-       $  -0-     $  -0-
                              ========    ========     ========   ========

At August 27, 1994:

Gross amount due               $ 1,832     $   972      $ 2,312    $ 5,116
  Reserves                        -0-         (972)      (2,312)    (3,284)
                               --------    --------     --------   --------
Net Amount                     $ 1,832     $  -0-        $  -0-     $ 1,832
                               ========    ========      ========   =======

          The Private Company has stated that, if the settlement described in
Note 12 is not consummated, it may assert claims of approximately $1,200 against the Company for various additional amounts owed from prior years. The Company believes the claims are either without merit or would be exceeded by the amount of counter-claims the Company would make under such circumstances. Accordingly, the Company has not provided for any losses that may occur as a result of this assertion.

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

          The Company is one of the guarantors of a $5,000 bank mortgage on the Private Company's warehouse facility utilized by the Company which is payable in quarterly installments with a lump sum due in October 1999. The Company has guaranteed a portion of the debt equal, at any time, to 60% of the aggregate

                                      F15

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)






amount of the debt then outstanding (See Note 12 - Subsequent Events - Credit and Security Agreement with Klaussner, paragraph B). The Company is entitled to an annual fee of 1/2 of 1% of the amount guaranteed from the Private Company. The principal stockholders of the Company and the Private Company have agreed to indemnify the Company against any loss under the guarantee. In June 1988, the Company received a ten-year option to purchase the warehouse facility. The option price for the facility is its original appraised value of approximately $9,000 increasing by $900 each year during the option period.

       Effective September 1, 1991, the Company entered into a five-year employment agreement with its President and Chief Executive Officer, Harley Greenfield, pursuant to which he agreed to devote his full time to the business of the Company and not to compete during the term of his employment agreement or for a period of one year thereafter. In lieu of cash compensation, the President was granted options to purchase 150,000 shares of Common Stock at $8.375 per share, the market value on the date of grant and therefore no compensation charge was recorded in the fiscal years ended August 27, 1994 and August 31, 1993. Such options vest at the rate of 30,000 shares per year, subject to acceleration for changes of control, mergers and similar events.

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

          Another director (and stockholder) of the Company received approximately $336 and $371 in legal fees in 1995 and 1994, respectively. Further, he owned, until May 1995, a 20% interest in each of two Private Company stores, and receives substantial economic benefits from the Private Company.

(4)       Store Fixtures, Equipment and Leasehold Improvements:

                                                 August 26,     August 27,
                                                   1995           1994
                                                 -------        -------

          Automobiles                            $    68        $    88
          Store fixtures and furniture             6,175          6,190
          Leasehold improvements                   6,398          4,850
          Computer equipment                         612            429
                                                 -------        -------
                                                  13,253         11,557
          Less:  Accumulated depreciation and
                     amortization                  3,482          2,856
                                                 -------        -------
                                                 $ 9,771        $ 8,701
                                                 =======        =======


          At August 26, 1995 and August 27, 1994, equipment cost includes $907 and $870, and accumulated depreciation and amortization includes $406 and $328 on equipment under capital leases.


                                      F16

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)










(5)    Income Taxes

          Effective September 1, 1993, the Company adopted Statement of
Financial
Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of this accounting change did not have a material effect on the financial condition or results of operations for the Company.

          Components of income tax expense (benefit) are as follows:


                                                 Year Ended
                                      --------------------------------
                                      8/26/95      8/27/94     8/31/93
                                      -------      -------     -------
          Current:
            Federal                    $ -         $(593)        $113
            State                       160          271           -

          Deferred:
            Federal                      -           -             -
            State                        -           -             -
                                       ----       ------         ----
                                       $160        $(322)        $113
                                       ====       ======         ====


          Expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

                                              Percent of Pre-Tax Earnings (Loss)
                                                       Year Ended
                                              ----------------------------------
                                                 8/26/95      8/27/94
                                                 -------      -------
"Expected" tax expense (benefit)                 (34.0)%      (34.0)%

Increase (reduction) in taxes resulting from:

   State income tax, net of
    federal income tax benefit                     1.4 %        1.8 %

   Non-deductible items                             .5 %        7.0 %

   Other                                          (1.8)%      ( 2.5)%

   Change in valuation allowance                  35.2 %       25.5 %
                                                 -------      -------
                                                   1.3 %      ( 2.2)%
                                                 =======      =======

          The difference in 1993 between the expected income tax expense and the actual income tax expense is due principally to the deduction of state income taxes and the deferred gain on sale of subsidiaries.

                                      F17

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)





          The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:
                                         August 26, 1995      August 27, 1994
                                         ---------------      ---------------
Deferred tax assets:

   Federal and state net operating
    loss carryforwards                       $ 2,336              $  -

   Reserve for losses on loans and
    advances                                   2,926             1,314

   Accrued partnership losses                  2,584             2,491

   Deferred rent expense                       1,329             1,265

   Inventory capitalization                      232               216

   Other expenses for financial
    reporting, not yet deductible
    for taxes                                    305               260
                                             --------          -------

         Total deferred tax assets, before
          valuation allowance                  9,712             5,546

   Less:  Valuation allowance                 (7,969)           (3,767)
                                            --------           -------

         Total deferred tax assets           $ 1,743           $ 1,779
                                            ========           =======

Deferred tax liabilities:

   Difference in book and tax basis
    of fixed assets                          $ 1,473           $ 1,342

   Other                                         270               437
                                            --------           -------

      Total deferred tax liabilities           1,743             1,779
                                            --------           -------

         Net deferred tax assets            $  -0-             $  -0-
                                            ========           =======

          The Company's deferred tax asset has been fully reserved since it is considered more likely than not that the amount will not be realized. During the years ended August 26, 1995 and August 27, 1994, the valuation allowance increased by $4,202 and $3,767, respectively.

          The Company has a net operating loss carryforward of approximately $5,800 expiring in the year 2010.

(6)       (Capital Deficiency) / Stockholders' Equity

          In 1992, the Company issued $11,500 principal amount of 8 1/2% Convertible Subordinated Debentures ("Debentures") due July 15, 2002. The Debentures were convertible into Common Stock at any time prior to maturity at a conversion price of $8.75 per share. Additionally, the Company issued to the underwriter (the "Debenture Underwriter") warrants to purchase 100,000 shares of Common Stock exercisable for a period of four years commencing July 1992, at a price equal to 120% of the closing price of the Common Stock on July 8, 1992 ($8,375).

                                      F18

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)

          On January 18, 1993, the Company redeemed all $11,500 principal amount of its Debentures in exchange for the issuance of 1,314,256 shares of Common Stock. In connection with this transaction, the Debenture Underwriter and another consultant to the Company, JCI Consultant, L.P. (See Note 10), received $173 and $180, respectively, for financial consulting services. Debenture conversion costs of $494, including legal fees, accounting fees and miscellaneous fees, were paid by the Company in connection with the conversion. Stockholders' equity was increased by the $11,500 principal amount of Debentures converted into Common Stock, net of the related unamortized debt costs of $1,609 and the conversion costs of $494.

          In the fiscal year ended August 27, 1994, under the terms of the limited partnership agreements for LP III, LP IV, LP V, LP VI, LP VII and LP VIII (see Note 10), the three limited partners each purchased for $170 five-year warrants to purchase 60,000 shares of the Company's Common Stock at an exercise price of $15.625 per share. Each of the limited partners paid approximately $20 in 1994 and issued a $150 term note to the Company as payment for the warrants. These notes bear interest at a rate of 6% per annum and are payable in three annual installments of $50 each commencing in June 1994. The notes receivable from warrant holders are recorded in Stockholders' Equity (Capital Deficiency) and were not paid in accordance with the terms of the note (See Note 12).

(7)    Stock Options Plans

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

       Information regarding the Company's stock options under and outside the Plans is summarized below:
                                              Number of Shares
                                      -------------------------------
                                        1995         1994       1993
                                      -------      -------    -------

Outstanding, beginning of year...     736,547      803,697    559,547
Granted (at $2.50 to
  $15.75 per share)..............     137,500       50,000    244,150

Exercised (at $2.75 per share)...        -          (3,000)      -
Canceled (at $2.75 to $15.75
  per share)                         ( 37,500)    (114,150)      -
                                     --------     ---------   --------

Outstanding, end of period (at
  $2.50 to $15.75 per share).....     836,547      736,547    803,697
                                     =========    =========  =========

Exercisable, end of period.......     628,051       45,053    548,931
                                     =========    =========  =========

          See Note 10 with respect to options outstanding held by JCI to purchase 1,200,000 shares of Common Stock of the Company.

                                      F19

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)






          The number of shares of Common Stock reserved for options available for grant under the Plans was 190,453 at August 26, 1995.

(8)       Commitments, Contingencies and Other Matters

          Leases

          The Company and LP's lease retail store locations under operating leases for varying periods through 2009 which generally are renewable at the option of the lessee. Certain leases contain provisions for additional rental payments based on increases in certain indexes. Future minimum lease payments and future minimum sublease rentals for all noncancelable leases with initial terms of one year or more consisted of the following at August 26, 1995:

                           Year Ending August
                ----------------------------------------
                1996.........................  $ 12,030
                1997.........................    12,034
                1998.........................    11,521
                1999.........................    10,959
                2000.........................    10,222
                Thereafter...................    38,567
                                                 95,333
                                               ---------
                Sub-lease income.............   ( 3,003)
                                               ---------
                                               $ 92,330
                                               =========

          The Company has guaranteed the lease obligation of the California warehouse which is operated by the Private Company. The annual lease obligation for this location is $133 and the lease expires on September 30, 1998.

       Rental expense for all operating leases amounted to approximately $15,770, $12,456 and $7,097, net of sublease income of $301, $211 and $197 for the years ended August 26, 1995, August 27, 1994 and August 31, 1993, respectively.

       The Company and LP's have long-term capital leases for certain equipment. The leases are for periods of three to five years with an option to purchase at the end of the lease periods for a nominal price.

       The following is a schedule of future lease payments for the capital leases:

                           Year Ending August
                ----------------------------------------
                1996..............................$ 194
                1997..............................  160
                1998..............................  160
                1999..............................  137
                                               ---------
                                                    651
                Amount representing interest...... ( 97)
                                               ---------
                Present value of minimum
                 lease payments...................  554

                Less:  Current portion............  217
                                               ---------
                                                  $ 337
                                               =========

                                      F20

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)

          Accrued Expenses and Other Current Liabilities

          The components of accrued expenses and other current liabilities are:

                                            8/26/95           8/27/94
                                            -------           -------

          Advertising                       $1,577            $  112
          Payroll                              697               300
          Legal                                374             1,589
          Accounting                           936             1,365
          Store closings                       852              -
          Settlement costs                     500              -
          Sales tax                            805               592
          Other                                780             1,357
                                            ------            ------

                                            $6,521            $5,315
                                            ======            ======

          Advertising Expense

          Advertising expense for the years ended August 26, 1995, August 27, 1994 and August 31, 1993 aggregated $15,729, $11,357 and $7,158, respectively.

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

          On November 22, 1994, the same director who was on the Committee submitted a letter to the President of the Company which contained information relevant to the (1) Funding of S.F.H.C. (See Note 10) and (2) the funding of Limited Partnerships (LP's) III through V (See Note 10). The letter essentially detailed the flow of funds from the Private Company, certain Unconsolidated Licensees and the Company to S.F.H.C. and its subsidiary ("Summit") (See Note
10) regarding these transactions. Additionally, it disclosed that as of August 27, 1994, S.F.H.C. had a receivable from officers of $1,861. It asserted that neither (a) the payment to fund S.F.H.C.'s purchase of the stock of Summit nor
(b) the capital contributions to LP's III through V were obtained from sources outside the Company or the Private Company".

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



                                      F21

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)





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

          The Company and its counsel are attempting to resolve the lawsuits but they can not presently determine the ultimate outcome of such resolutions and its impact on the Company's financial condition and results of operations (See Note 12).

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


                                      F22

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)

(9)       Sale of Subsidiaries

       In September 1990, the Company sold two of its stores to a licensee of a New York store, and effective December 27, 1990, the Company sold four of its stores for the assumption of certain liabilities and $10 in cash per store to the same licensee. During the fiscal year ending August 27, 1994, one of the purchasers of such stores, formerly an employee of the Private Company, became an executive officer of the Company. The Company also entered into a ten-year license agreement with the purchasers pursuant to which such stores pay the Company a royalty of 5% of their sales for the right to use the "Jennifer Convertibles" name (See Note 3).

          The purchasers assumed the liabilities owed by such stores, including liabilities owed to the Company, in the form of six ten-year, non-interest bearing promissory notes with aggregate annual payments of approximately $150, with additional payments required based upon sales in excess of certain minimum amounts. Due to the lack of significant cash consideration at the date of sales, the Company accounted for the sales using the cost recovery method until the fourth quarter of 1993. During that quarter cumulative aggregate principal payments exceeded 25% of the value of the non-interest bearing notes discounted at an interest rate of 8% per annum. Based upon this substantive investment by the purchasers, the Company recognized the gain on the sales of $480 which is included in other income in the accompanying 1993 consolidated statement of operations. The balance of the notes, net of imputed interest at the rate of 8%, are as follows:

                                             August 26,    August 27,
                                             ----------    ----------
                                               1995          1994
                                              ------        ------


                 Notes receivable             $ 674         $ 810
              Less: imputed interest          (186)          (270)
                                             ------         -----
                    Notes receivable, net    $ 488          $ 540
                                             ======         =====


          The purchasers of the stores have assumed the Company's obligations under the store leases. However, the Company remains a guarantor of the leases and, therefore, is contingently liable for claims arising under the terms of the respective leases in the aggregate amount of $35.

(10)      Other Agreements

       JCI Consulting Agreement

          On July 29, 1994, the Company reached an agreement with JCI Consultant, L.P. ("JCI") to terminate a February 25, 1992 consulting agreement with JCI pursuant to which, among other things, JCI rendered advice on the establishment and financing of Company-owned and licensed stores. The consulting fees were to have been paid at the rate of $10 per month through February 1996, plus an amount each fiscal quarter through August 2010 equal to the greater of (i) $100 or (ii) 10% of the Company's consolidated pre-tax income for such quarter, until such time as an aggregate of $7,980 in consulting fees had been paid. Under the terms of the termination agreement, the Company paid $2,500 and JCI waived the right to receive any further consulting fees of approximately $6,500, (the remaining portion of the $7,980) which might otherwise have become payable over the term of the Consulting Agreement.

                                      F23

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)





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

          In connection with the offering of the Debentures (see Note 6), JCI received a fee of $230 for its assistance in introducing the Company to the Debenture underwriter and for negotiating certain of the terms of the Debentures offering. JCI also received $180 for financial consulting services in connection with the redemption of the Debentures.

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


                                      F24

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)





       Summit Agreement

          On October 9, 1990, the Company and a wholly-owned subsidiary entered into a series of agreements with Crown Investment Group, Ltd. ("Crown"), an affiliate of Klaussner, and its wholly-owned subsidiary, Summit, pursuant to which six licensed stores were established in Florida. Under a licensing agreement, the Company receives a 5% royalty on sales by the Florida stores. Pursuant to a management agreement, the Company provides management services, subject to limitations, to the Florida stores and will receive, each fiscal year, a fee equal to 1% of the consolidated net pre-tax income of Summit and its subsidiaries. During fiscal 1995, 1994 and 1993, Summit and its subsidiaries had a consolidated net loss. Pursuant to a Put Agreement, Crown had the right, subject to certain conditions, to put all the capital stock of Summit to the Company for 180,000 shares of the Company's Common Stock.

       Pursuant to an agreement dated December 30, 1991 between Crown and S.F.H.C., Crown sold to the Company all of the capital stock in Summit in exchange for 180,000 shares of Common Stock of the Company. Simultaneously, the Company sold the Summit capital stock to S.F.H.C. in exchange for $270 in cash and a note in the principal amount of $810 (See Notes 3 and 12). The note is secured by the stock of Summit, bears interest at a rate of 9% per annum is payable over ten years in equal monthly installments of $10. An individual who is an officer and stockholder of S.F.H.C. became an executive officer of the Company in 1994. Such officer is indebted to the Private Company in the amount of $300 in connection with the purchase by S.F.H.C. of Summit (See Note 3 for a discussion of reserves established for these amounts).

       On June 1, 1993, S.F.H.C. and the Company entered into a Revolving Credit Agreement which allows S.F.H.C. to borrow up to $500 from the Company. The revolving credit loans bear interest at the prime rate plus 3.0%, and are payable in full on June 1, 1995. As of August 26, 1995 and August 27, 1994, $500 had been advanced, and has been fully reserved for (See Note 3 for a discussion of reserves established for these amounts). The operations of this entity are not consolidated in the Company's Consolidated Statements of Operations.

       Second Limited Partnership Agreement

          In November 1992, Jennifer L.P. II (the "Second Partnership") was established by the Company for the purpose of operating Jennifer Convertibles stores in the Detroit, St. Louis, Indianapolis, Milwaukee and Kansas City metropolitan areas on the same terms as the Chicago Partnership (see above). The Company has recorded the operating losses of the partnership in excess of the limited partners' capital contributions in the Consolidated Statements of Operations until the date of acquisition (see Note 1). On September 1, 1994, the Company purchased the entire limited partnership interest in the Second Partnership for $750 which was written off in the fiscal year ended August 27, 1994.

       Elegant Partnership

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

                                      F25

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)


          The Elegant Partnership's limited partner made a capital contribution to the Partnership of $2,000. The Company has recorded the operating losses of the partnership in excess of the limited partners' capital contributions in the Consolidated Statements of Operations until the date of acquisition (see Note
1). Effective November 30, 1993, the Company acquired for $2,250, the limited partner's interest in the Elegant Partnership through the Private Company, which had owned the option to acquire such interest from the limited partner for $2,250. Such amount was written off in the fiscal year ended August 27, 1994. The Company acquired five Jennifer Leather and four Elegant Living stores.

          The limited partner is an affiliate of Klaussner. Pursuant to the terms of the purchase agreement, the proceeds were used to fully liquidate that limited partner's debt to a bank which debt was guaranteed by Messrs. Greenfield, Love and Seidner.

          LP III, LP IV, LP V, LP VI, LP VII and LP VIII Partnership Agreements

          The Company has entered into six additional Limited Partnership Agreements (the "Agreements") establishing LP's III, IV, V, VI, VII and VIII which require the limited partners to invest $1,000 in each partnership. The Agreements call for the opening of 25 Jennifer Convertible stores in each partnership. Under the terms of the Agreements, the Company is to receive a fee of $10 per store, plus a royalty of 5% of the partnership's sales. The Company has recorded the operating losses of the LP's in excess of the limited partners capital contributions in the Consolidated Statements of Operations (see Note
1). The Company has also provided a $500 revolving credit loan to each of the operating LP's. These loans bear interest at the prime rate plus 3%. As part of the Agreements, the Company received options to purchase the limited partners' interest commencing January 1999 at a price of five times the partnership's earnings before income taxes for the prior year, as defined. Also, pursuant to the agreement, the limited partners' can require the Company to purchase their interest at the aforementioned price formula commencing January 1998. Also, the limited partners can put their interest to the Company for either 100,000 shares of stock of the Company or $1,000 compounded at 25% if there is a change in management, as defined, through the year 2002. The investors have also purchased, for approximately $510, warrants exercisable between June 1994 and June 1998 to purchase 180,000 shares of the Company's Common Stock at an exercise price of $15.625 per share. As of August 26, 1995 and August 27, 1994, the limited partners have paid approximately $60 and signed three year notes to pay $150 per year as payment for these warrants (See Note 12).

          As of August 27, 1994, capital contributions from the limited partners of $1,000 had been received for L.P. III, $500 had been received for L.P. IV and $500 had been received for L.P. V and $50 had been received for L.P. VI. A total of $100 has been received as funding for LP VII and LP VIII, but such LP's had no operations in the fiscal years ended August 26, 1995 and August 27, 1994. $1,000 was received on December 1, 1994 for LP's IV and V (see
Note 8 Conclusions of the Independent Committee and Note 12).

(11)   Revolving Credit Loan

          On August 31, 1993, the Company entered into a bank credit agreement whereby the Company can borrow up to $2,000 under a revolving credit loan that expires August 30, 1996. The interest rate is equal to the higher of the Federal funds rate in effect on such date as the funds are borrowed plus 1.5% or the prime rate in effect on such date plus 1%. Borrowings are collateralized by inventory. The Company has not drawn down on the line of credit. On February 23, 1995, the Company was advised that it was in default under the terms of the Revolving Credit Agreement because of its failure to file financial statements.


                                      F26

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)






Such default triggered a cross-default in connection with the Company's guarantee of the bank mortgage on the Private Company's warehouse facility as described in Note 3 and suspended the Company's ability to borrow any amount under the revolving credit agreement. On March 5, 1996, the Company terminated this bank credit agreement (See Note 12).

(12)      Subsequent Events

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


                                      F27

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)



          A)      (Warehouse Services):

          The Settlement Agreement contemplates that until December 31, 1997, the Company will pay the Private Company for all services under the warehousing agreement 8.3% of the retail sales prices, less the costs of certain services that will be assumed by the Company previously provided by the Private Company, but no lower than 7.2% of sales. For 1998, the fee will be 7.2%. Upon the effective date, the Company will no longer pay the Private Company separately for "fabric protection" services. The Company has also agreed to pay an additional warehouse fee during the calendar year 1996 if the total retail sales of the Company are less than $135 million. The Company will pay the Private Company $65 for each million dollar shortfall in annual sales, adjusted quarterly based upon current sales projections, up to $650. The Company has also agreed to pay a re- delivery fee to the Private Company of 3% of selling price for customer deliveries that have to be re-delivered to customers under certain circumstances. In 1997 and 1998, if an annual sales level of $140 million is achieved, the Private Company will pay back 50% of previous shortfall payments in each of such years. To the extent the shortfall is not so repaid in full, starting on January 1, 1999, the Private Company will repay the balance of the shortfall over seven years without interest.

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


                                      F28

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)







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



                                      F29

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)




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


                                      F30

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             August 26, 1995, August 27, 1994 and August 31, 1993
                    (In thousands except for share amounts)



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