Form 10-Q
period 1995-11-25
JENNIFER CONVERTIBLES INC
filed 1996-11-05
CIK 806817

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q




                     THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended November 25, 1995

                                      or

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

              Yes                   No   X


              (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of the issuer's common stock as of November 25, 1995:  5,700,725

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Index to Consolidated Financial Statements






Part I - Financial Information
Item I - Financial Statements

Recent Developments...........................................    2

Consolidated Balance Sheets - November 25, 1995
  (Unaudited) and August 26, 1995..............................   3

Comparative Consolidated Statements of Operations
for the thirteen weeks ended November 25, 1995 and
November 26, 1994 (Unaudited)..................................   4

Comparative Consolidated Statements of Cash Flows
for the for the thirteen weeks ended November 25, 1995
and November 26, 1994 (Unaudited)..............................   5

Notes to Unaudited Consolidated Financial Statements...........   6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................  15

Part II - Other Information....................................  18

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

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                       (In thousands, except share data)



                                                                      November 25, 1995           August 26, 1995
                                                                      -----------------           ---------------
                                                                          (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                            $  6,096                      $  7,729
     Merchandise inventories                                                 8,042                         9,432
     Refundable income taxes                                                   131                           131
     Prepaid expenses                                                          510                           761
     Accounts receivable                                                     2,094                         2,504
     Other current assets                                                      105                           101
                                                                 -----------------               ---------------
         Total current assets                                               16,978                        20,658

Store fixtures, equipment and leasehold improvements
     at cost, net                                                            9,895                         9,771

Due from Private Company and Unconsolidated Licensees,
   net of reserves of $6,603 and $6,372 at November 25, 1995
   and August 26, 1995                                                        --                            --


Deferred lease costs and other intangibles, net                              1,720                         1,839
Goodwill, at cost, net                                                         581                           586
Other assets (primarily security deposits)                                     958                         1,017
                                                                 -----------------               ---------------
                                                                          $ 30,132                      $ 33,871
                                                                 =================               ===============


LIABILITIES AND (CAPITAL DEFICIENCY)

Current liabilities:
     Accounts payable, trade                                              $ 13,452                      $ 16,108
     Customer deposits                                                       9,624                         9,017
     Accrued expenses and other current liabilities                          5,845                         6,521
                                                                 -----------------               ---------------
         Total current liabilities                                          28,921                        31,646

Deferred rent and allowances                                                 6,256                         6,171
Long-term obligations under capital leases                                     292                           337
                                                                 -----------------               ---------------
         Total liabilities                                                  35,469                        38,154
                                                                 -----------------               ---------------


Commitments and contingencies

(Capital Deficiency):
     Preferred stock, par value $.01 per
         share. Authorized 1,000,000 shares;
         no shares issued                                                     --                            --
     Common stock, par value $.01 per share
         Authorized 10,000,000 shares; issued and
         outstanding 5,700,725 shares at November 25, 1995
         and August 26, 1995                                                    57                            57
     Additional paid in capital                                             22,911                        22,911
     Notes receivable from warrant holders                                    (300)                         (300)
     Accumulated (deficit)                                                 (28,005)                      (26,951)
                                                                 -----------------               ---------------
                                                                            (5,337)                       (4,283)
                                                                 -----------------               ---------------
                                                                          $ 30,132                      $ 33,871
                                                                 =================               ===============



    See accompanying notes to unaudited consolidated financial statements.

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                       (In thousands, except share data)
                                  (unaudited)



                                                                                Thirteen weeks              Thirteen weeks
                                                                                   ended                        ended
                                                                             November 25, 1995            November 26, 1994
                                                                             -----------------            -----------------

Net sales                                                                         $    30,906               $    36,401
                                                                                  -----------               -----------

Cost of sales, including store occupancy,
warehousing, delivery and fabric protection                                            20,468                    24,715

Selling, general and administrative expenses                                           10,834                    11,096

Provision for losses on amounts due from
   Private Company and Unconsolidated Licensees                                           231                      --

Loss from store closings                                                                   25                      --

Depreciation and amortization                                                             431                       450
                                                                                  -----------               -----------
                                                                                       31,989                    36,261
                                                                                  -----------               -----------

Operating (loss) income                                                                (1,083)                      140
                                                                                  -----------               -----------

Other income (expense):
        Royalty income                                                                     65                       135
        Interest income                                                                    92                        76
        Interest expense                                                                  (16)                      (15)
        Other income, net                                                                 (49)                      164
                                                                                  -----------               -----------
                                                                                           92                       360
                                                                                  -----------               -----------

(Loss) earnings before income taxes                                                      (991)                      500

Income taxes                                                                               63                        60
                                                                                  -----------               -----------

Net (loss) earnings                                                                   ($1,054)              $       440
                                                                                  ===========               ===========


Net (loss) earnings per common and common
        equivalent share                                                                (0.18)              $      0.06
                                                                                  ===========               ===========


Weighted average number of common
        and common equivalent shares                                                5,700,725                 6,849,000
                                                                                  ===========               ===========


    See accompanying notes to unaudited consolidated financial statements.

                  JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (in thousands) (unaudited)


                                                               Thirteen weeks              Thirteen weeks
                                                                    ended                      ended
                                                              November 25, 1995           November 26, 1994
                                                              -----------------           -----------------
Cash flows from operating activities:
Net (loss) earnings                                               ($ 1,054)                  $    440
Adjustments to reconcile net (loss) earnings
       to net cash provided by operating activities:
       Depreciation and amortization                                   431                        450
       Loss from store closings                                         25                       --
       Deferred rent                                                    85                         99
       Provision for losses on amounts due from
        Private Company and Unconsolidated Licensees                   231                       --
       Other                                                            (4)                      --
       Changes in operating assets and liabilities:
          Decrease (increase) in merchandise inventories             1,390                       (429)
          Decrease (increase) in prepaid expenses                      251                        (89)
          Decrease (increase) in accounts receivables                  410                     (1,325)
          (Increase) decrease in other current assets                   (4)                     1,027
          (Increase) in due from Private Company
             and Unconsolidated Licensees                             (231)                    (3,974)
          Decrease (increase) in deferred lease costs
              and other intangibles                                    119                       (523)
          Decrease (increase) in other assets, net                      59                       (363)
          (Decrease) increase in accounts payable trade             (2,656)                     1,263
          Increase (decrease) in customer deposits                     607                     (1,130)
          (Decrease) increase in accrued expenses
             and other payables                                       (701)                    (1,439)
                                                                 ----------                -----------
Net cash (used in) operating activities                             (1,042)                    (5,993)
                                                                 ----------                -----------

Cash flows from investing activities:
Capital expenditures                                                  (546)                    (1,095)

Decrease in due from limited partners                                 --                        1,000
                                                                 ----------                -----------
Net cash (used in) investing activities                               (546)                       (95)
                                                                 ----------                -----------

Cash flows from financing activities:
Payments of obligations under capital leases                           (45)                       324
                                                                 ----------                -----------
Net cash (used in) financing activities                                (45)                       324
                                                                 ----------                -----------

Net (decrease) in cash and cash equivalents                         (1,633)                    (5,764)

Cash and cash equivalents at beginning of period                     7,729                     13,089
                                                                 ----------                -----------

Cash and cash equivalents at end of period                        $  6,096                   $  7,325
                                                                 ==========                ===========
Supplemental disclosure of cash flow information:
          Income taxes paid during the period                     $     63                   $     60
                                                                 ==========                ===========
          Interest paid                                           $     16                   $     15
                                                                 ==========                ===========


    See accompanying notes to unaudited consolidated financial statements.

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                For the Thirteen Weeks Ended November 25, 1995

                    (In thousands except for share amounts)

(1)    Basis of Presentation

       The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry and the matters described in "Recent Developments" above, operating results for the interim period ended November 25, 1995 are not necessarily indicative of the results that may be expected for the year ending August 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 26, 1995 and the Report of Management.

(2)     Merchandise Inventories

        Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                              11/25/95    8/26/95
                              --------    -------
        Showrooms               $4,134     $4,421
        Warehouses               3,908      5,011
                                ------     ------
                                $8,042     $9,432
                                ======     ======

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

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                For the Thirteen Weeks Ended November 25, 1995

                    (In thousands except for share amounts)


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

                For the Thirteen Weeks Ended November 25, 1995

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

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                For the Thirteen Weeks Ended November 25, 1995

                    (In thousands except for share amounts)

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

                For the Thirteen Weeks Ended November 25, 1995

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

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                For the Thirteen Weeks Ended November 25, 1995

                    (In thousands except for share amounts)


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

                For the Thirteen Weeks Ended November 25, 1995

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

        Credit and Security Agreement with Klaussner:

        On March 5, 1996, the Company and Klaussner executed a Credit and Security Agreement that provides the following:

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                For the Thirteen Weeks Ended November 25, 1995

                    (In thousands except for share amounts)



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

                For the Thirteen Weeks Ended November 25, 1995

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

                For the Thirteen Weeks Ended November 25, 1995

                    (In thousands except for share amounts)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Results of Operations:

        This Quarterly Report on Form 10-Q contains forward-looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

       Net Sales:

       The Company's sales decreased by 15.1% to $30,906 for the thirteen weeks ended November 25, 1995 as compared to $36,401 for the same period in the prior year. Comparable store sales (those open for the entire period in the current and prior year periods) declined by 20.4%. These sales declines are mainly attributable to the closing of 8 stores since the prior year period, a reduction in the number of credit promotions that the Company has been able to offer customers to stimulate business and an industry-wide softness.

       Cost of Sales:

       Cost of sales decreased by 17.2% to $20,468, 66.2% as a percentage of sales, as compared to $24,715, 67.9% as a percentage of sales, for the same period in the prior year. The dollar decline of $4,247 is primarily attributable to the lower sales volume, lower costs of merchandise (as a percentage of sales), lower occupancy costs due to the closed stores and higher delivery income collected on delivered sales. Warehouse expenses of $1,546, fabric protection services of $895 and freight of $907 provided by the Private Company declined from $1,819, $1,162 and $1,107, respectively, from the previous year due to lower sales volume in the current period.

        Selling, General and Administrative and Other Expenses:

        Selling, general and administrative expenses were $10,834, 35.1% as a percentage of sales, as compared to $11,096, 30.5% as a percentage of sales, for the prior period, a decrease of $262 or 2.4%. The decline in expenses was caused primarily by a reduction in salaries of $624 principally because of the lower sales volume which generated lower commissions. Higher advertising expenses of $519 offset some of these savings.

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                For the Thirteen Weeks Ended November 25, 1995

                    (In thousands except for share amounts)


        The Company's receivables from the Private Company, the Unconsolidated Licensees and S.F.H.C. increased to $6,603 as of November 25, 1995. At August 26, 1995, the Company had provided a reserve for the full amount due from these entities of $6,372. These entities have losses and capital deficiencies. There can be no assurance that the total receivables will be collected. It is the Company's intention to continue to fund these operations in the future.

        On November 1, 1995, the Company signed an Offset Agreement with the Private Company whereby it assumed $1,866 of indebtedness to the Company previously owed by certain Unconsolidated Licensees. In connection with the uncertainty of collectibility and the relationship between the Private Company, the Unconsolidated Licensees and the Company, the Company will account for subsequent transactions with these entities on an offset basis. However, if the result of the offset is a receivable due from them, then such net amount will be generally recognized only at the time when cash is received from these entities. The increase in these receivables of $231 for the thirteen weeks ended November 25, 1995 has been written off.

        Liquidity and Capital Resources

        At November 25, 1995, the Company had an aggregate working capital deficiency of $(11,943) compared to a deficiency of $(10,988) at August 26, 1995. At November 25, 1995, the Company had available cash and cash equivalents of $6,096 compared to cash and cash equivalents of $7,729 at August 26, 1995. The decrease in cash equivalents since August 26, 1995 is due principally to the net (loss) and other operating activity changes totalling $(1,042) and capital expenditures of $546 for the thirteen weeks ended November 25, 1995.

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

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                For the Thirteen Weeks Ended November 25, 1995

                    (In thousands except for share amounts)


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

                                    PART II

                               OTHER INFORMATION



ITEMS 1. through 5.  NOT APPLICABLE.

ITEM  6.   (a)  EXHIBIT 11.1 - STATEMENT RE: COMPUTATION OF
                              NET (LOSS) PER SHARE

           (b)  REPORTS ON FORM 8-K - NONE


     During the quarter ended November 25, 1995 the Company filed no Current Reports on Form 8-K.

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