Form 10-Q
period 1996-02-24
JENNIFER CONVERTIBLES INC
filed 1996-11-05
CIK 806817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 24, 1996

                                       or

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

              Yes                 No       X


                      (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of the issuer's common stock as of February 24, 1996: 5,700,725

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Index to Consolidated Financial Statements





Part I - Financial Information
Item I - Financial Statements

Recent Developments...............................................  2

Consolidated Balance Sheets - February 24, 1996
  (Unaudited) and August 26, 1995.................................  3

Comparative Consolidated Statements of Operations
(Unaudited) for the twenty-six weeks and thirteen
weeks ended February 24, 1996 and February 25, 1995...............  4

Comparative Consolidated Statements of Cash Flows
(Unaudited) for the twenty-six weeks and thirteen
weeks ended February 24, 1996 and February 25, 1995...............  5

Notes to Unaudited Consolidated Financial
  Statements .....................................................  6

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................15

Part II - Other Information........................................19

                          Recent Developments
                          -------------------


     In late November 1994, the Company was advised by KPMG Peat Marwick ("Peat"), its independent auditors at the time, that its method of accounting for certain of its licensees should be changed and would likely require a restatement of previously announced financial results. The financial statements included herein consolidate the operating losses for certain limited partnership licensees (the "LP's"), to the extent such losses exceed the capital contributions of the limited partners. In addition, on December 2, 1994, a special committee of the Company's Board of Directors delivered a summary report which concluded that the Company had meritorious claims against three members of its management, an affiliated private company (the "Private Company")and others. The Company announced these matters publicly in a press release on December 2, 1994. In March 1995, the Company received a response to such report prepared on behalf of one of the members of its management which concluded that there were no valid claims. The Company and certain of its management became involved in class action and derivative litigations relating to the matters referred to above and, on May 3, 1995, the Securities and Exchange Commission commenced an investigation relating to such matters. On May 2, 1995, BDO Seidman, the Company's auditors for the 1993 fiscal year, advised the Company that BDO Seidman, had withdrawn its opinion with respect to the Company's financial statements for the fiscal year ended August 31, 1993. In March 1996, the Company announced that it had entered into memoranda of understanding ("MOUS") with the other parties in the class action and derivative litigations (other than Selig Zises, Peat and BDO Seidman) for the purpose of settling such litigations. The transactions set forth in the MOUS and the settlement of such litigation are subject, among other things, to execution of definitive documentation and Court approval.

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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                       (In thousands, except share data)


                                                               February 24, 1996     August 26, 1995
                                                               -----------------     ---------------
                                                                 (unaudited)
                               ASSETS
Current assets:
     Cash and cash equivalents                                 $       927         $    7,729
     Merchandise inventories                                         8,611              9,432
     Refundable income taxes                                            26                131
     Prepaid expenses                                                1,036                761
     Accounts receivable                                               969              2,504
     Other current assets                                               29                101
                                                               ------------        -----------
         Total current assets                                       11,598             20,658

Store fixtures, equipment and leasehold improvements
     at cost, net                                                    9,379              9,771

Due from Private Company and Unconsolidated Licensees, net
   of reserves of $6,315 and $6,372 at February 24, 1996
    and August 26, 1995.                                               --                  --

Deferred lease costs and other intangibles, net                      1,496              1,839
Goodwill, at cost, net                                                 577                586
Other assets (primarily security deposits)                             954              1,017
                                                               ------------        -----------
                                                               $    24,004         $   33,871
                                                               ============        ===========


          LIABILITIES AND (CAPITAL DEFICIENCY)

Current liabilities:
     Accounts payable, trade                                   $    12,167         $   16,108
     Customer deposits                                               9,181              9,017
     Accrued expenses and other current liabilities                  5,604              6,521
                                                               ------------        -----------
         Total current liabilities                                  26,952             31,646


Deferred rent and allowances                                         6,025              6,171
Long-term obligations under capital leases                             281                337
                                                               ------------        -----------
         Total liabilities                                          33,258             38,154
                                                               ------------        -----------

Commitments and contingencies

(Capital Deficiency):
     Preferred stock, par value $.01 per
         share. Authorized 1,000,000 shares;
         no shares issued                                              --                  --
     Common stock, par value $.01 per share.
         Authorized 10,000,000 shares; issued and
         outstanding 5,700,725 shares at February 24, 1996
         and August 26, 1995                                            57                 57
     Additional paid in capital                                     22,911             22,911
     Notes receivable from warrant holders                            (300)              (300)
     Accumulated (deficit)                                         (31,922)           (26,951)
                                                               ------------        -----------
                                                                    (9,254)            (4,283)
                                                               ------------        -----------

                                                               $    24,004         $   33,871
                                                               ============        ===========


     See accompanying notes to unaudited consolidated financial statements.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                       (In thousands, except share data)
                                  (unaudited)




                                              Thirteen weeks         Thirteen weeks       Twenty-six weeks      Twenty-six weeks
                                                 ended                  ended                   ended                 ended
                                            February 24, 1996     February 25, 1995       February 24, 1996     February 25, 1995
                                            -----------------     -----------------       -----------------     -----------------

Net sales                                           $22,652                $28,195                 $53,558            $64,596
                                                  ----------             ----------              ----------         ----------
Cost of sales, including store occupancy,
warehousing, delivery and fabric protection          16,091                 20,275                  36,559             44,990

Selling, general and administrative expenses          9,832                 11,321                  20,666             22,417

Reduction in reserve for amounts due from
   Private Company and Unconsolidated Licensees        (288)                     -                     (57)                 -


Loss from store closings                                181                    615                     206                615

Depreciation and amortization                           525                    492                     956                942
                                                  ----------             ----------              ----------         ----------
                                                     26,341                 32,703                  58,330             68,964
                                                  ----------             ----------              ----------         ----------

Operating (loss)                                     (3,689)                (4,508)                 (4,772)            (4,368)
                                                  ----------             ----------              ----------         ----------
Other income (expense):
     Royalty income                                      93                    132                     158                267
     Interest income                                     40                     73                     132                149
     Interest expense                                   (11)                   (10)                    (27)               (25)
     Other income, net                                 (329)                   165                    (378)               329
                                                  ----------             ----------              ----------         ----------
                                                       (207)                   360                    (115)               720
                                                  ----------             ----------              ----------         ----------

(Loss) before income taxes                           (3,896)                (4,148)                 (4,887)            (3,648)

Income taxes                                             21                     26                      84                 86
                                                  ----------             ----------              ----------         ----------
Net (loss)                                          ($3,917)               ($4,174)                ($4,971)           ($3,734)
                                                  ==========             ==========              ==========         ==========


Net (loss) per common and common
     equivalent share                                ($0.69)                ($0.73)                 ($0.87)            ($0.66)
                                                  ==========             ==========              ==========         ==========

Weighted average number of common
     and common equivalent shares                 5,700,725              5,700,725               5,700,725          5,700,725
                                                  ==========             ==========              ==========         ==========


    See accompanying notes to unaudited consolidated financial statements.

                  JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (in thousands) (unaudited)

                                                     Thirteen weeks     Thirteen weeks       Twenty-six weeks    Twenty-six weeks
                                                          ended             ended                 ended              ended
                                                    February 24, 1996   February 25, 1995    February 24, 1996   February 25, 1995
                                                    -----------------   -----------------    -----------------   -----------------
Cash flows from operating activities:
Net (loss)                                                     ($3,917)         ($4,174)            ($4,971)           ($3,734)
Adjustments to reconcile net (loss)
      to net cash provided by operating activities:
       Depreciation and amortization                               525              492                 956                942
       Loss from store closings                                    181              615                 206                615
       Deferred rent                                              (231)             627                (146)              (726)
       Provision for losses on amounts due from
         Private Company and Unconsolidated Licensees             (288)               -                 (57)                 -
       Other                                                        (5)               -                  (9)                 -
       Changes in operating assets and liabilities:
          (Increase) decrease in merchandise inventories          (569)              83                 821               (346)
          Decrease (increase) in refundable income taxes           105                -                 105                  -
          (Increase) decrease in prepaid expenses                 (526)            (250)               (275)              (339)
          Decrease (increase) in accounts receivable             1,125             (181)              1,535             (1,506)
          Decrease (increase) in other current assets               76              (56)                 72                971
          Decrease (increase) in due from Private Company
             and Unconsolidated Licensees                          288            2,168                  57             (1,806)
          Decrease (increase) in deferred lease costs
              and other intangibles                                224              (72)                343               (595)
          Decrease (increase) in other assets, net                   4                3                  63               (360)
          (Decrease) increase in accounts payable trade         (1,285)          (1,735)             (3,941)              (472)
          (Decrease) increase in customer deposits                (443)           2,564                 164              1,434
          (Decrease) increase in accrued expenses
             and other payables                                   (422)           2,344              (1,123)               905
                                                            -----------      -----------         -----------        -----------
Net cash (used in) provided by operating activities             (5,158)           2,428              (6,200)            (3,565)
                                                            -----------      -----------         -----------        -----------

Cash flows from investing activities:
Capital expenditures                                                 -           (1,502)               (546)            (2,597)
Decrease in due from limited partners                                -                -                   -              1,000
                                                            -----------      -----------         -----------        -----------
Net cash (used in) investing activities                              -           (1,502)               (546)            (1,597)
                                                            -----------      -----------         -----------        -----------

Cash flows from financing activities:
Payments of obligations under capital leases                       (11)            (414)                (56)               (90)
                                                            -----------      -----------         -----------        -----------
Net cash (used in) financing activities                            (11)            (414)                (56)               (90)
                                                            -----------      -----------         -----------        -----------

Net (decrease) increase in cash and cash equivalents            (5,169)             512              (6,802)            (5,252)

Cash and cash equivalents at beginning of period                 6,096            7,325               7,729             13,089
                                                            -----------      -----------         -----------        -----------
Cash and cash equivalents at end of period                        $927           $7,837                $927             $7,837
                                                            ===========      ===========         ===========        ===========


Supplemental disclosure of cash flow information:

          Income taxes paid during the period                      $21              $26                 $84                $86
                                                            ===========      ===========         ===========        ===========
          Interest paid                                            $11              $10                 $27                $25
                                                            ===========      ===========         ===========        ===========

    See accompanying notes to unaudited consolidated financial statements.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 24, 1996

                     (In thousands except for share amounts)


(1)    Basis of Presentation

       The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry and the matters described in "Recent Developments" above, operating results for the interim period ended February 24, 1996 are not necessarily indicative of the results that may be expected for the year ending August 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 26, 1995 and the Report of Management.


(2)     Merchandise Inventories

        Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                                2/24/96    8/26/95
                                               --------    -------
        Showrooms                              $  4,144    $ 4,421
        Warehouses                                4,467      5,011
                                               --------    -------
                                               $  8,611    $ 9,432
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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 24, 1996

                    (In thousands except for share amounts)



        On November 22, 1994, the same director who was on the Committee submitted a letter to the President of the Company which contained information relevant to the (1) Funding of a licensee ("S.F.H.C.") and (2) the funding of Limited Partnerships (L.P.'s) III through V. The letter essentially detailed the flow of funds from the Private Company, certain Unconsolidated Licensees and the Company to S.F.H.C. and its subsidiary ("Summit") regarding these transactions. Additionally, it disclosed that as of August 26, 1995, S.F.H.C. has a receivable from officers of $1,861. It asserted "that neither (a) the payment to fund S.F.H.C.'s purchase of the stock of Summit nor (b) the capital contributions to L.P.'s III through V were obtained from sources outside the Company or the Private Company".

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

                For the Twenty-Six Weeks Ended February 24, 1996

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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 24, 1996

                     (In thousands except for share amounts)



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

                For the Twenty-Six Weeks Ended February 24, 1996

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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 24, 1996

                     (In thousands except for share amounts)


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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 24, 1996

                     (In thousands except for share amounts)


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

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 24, 1996

                     (In thousands except for share amounts)




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

                For the Twenty-Six Weeks Ended February 24, 1996

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

                For the Twenty-Six Weeks Ended February 24, 1996

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

        Net Sales:

        The Company's sales decreased by 17.1% to $53,558 for the twenty-six weeks ended February 24, 1996 as compared to $64,596 for the same period in the prior year. Sales for the thirteen weeks ended February 24, 1996 decreased by 19.7% to $22,652 from $28,195 for the same period in the prior year. Comparable store sales (those open for the entire period in the current and prior year periods) declined by 20.2% and 20.0%, respectively, for the twenty-six and thirteen weeks ended February 24, 1996. These sales declines are mainly attributable to the closing of eight stores since the prior year period, a reduction in the number of credit promotions that the Company has been able to offer customers to stimulate business and an industry-wide softness.

        Cost of Sales:

        Twenty-Six Weeks Ended February 24, 1996:

        Cost of sales decreased by 18.7% to $36,559, 68.3% as a percentage of sales, as compared to $44,990, 69.6% as a percentage of sales, for the same period in the prior year. The dollar decline of $8,431 is primarily attributable to the lower sales volume, lower costs of merchandise (as a percentage of sales), lower occupancy costs due to the closed stores and higher delivery income collected on delivered sales. Warehouse expenses of $2,678, fabric protection services of $1,542 and freight of $1,561 provided by the Private Company declined from $3,231, $2,072 and $2,010, respectively, from the previous year due to lower sales volume in the current period.

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 24, 1996

                     (In thousands except for share amounts)


        Thirteen Weeks Ended February 24, 1996:

        Cost of sales decreased by 20.6% to $16,091, 71.0% as a percentage of sales, as compared to $20,275, 71.9% as a percentage of sales, for the same period in the prior year. The dollar decline of $4,184 is primarily attributable to the lower sales volume, lower costs of merchandise (as a percentage of sales), lower occupancy costs due to the closed stores and higher delivery income collected on delivered sales. Warehouse expenses of $1,132, fabric protection services of $648 and freight of $655 provided by the Private Company declined from $1,412, $910 and $903, respectively, from the previous year due to lower sales volume in the current period.

        Selling, General and Administrative and Other Expenses:
        Twenty-Six Weeks Ended February 24, 1996:

        Selling, general and administrative expenses were $20,666, 38.6% as a percentage of sales, as compared to $22,417, 34.7% as a percentage of sales, for the prior period, a decrease of $1,751 or 7.8%. The decline in expenses was caused primarily by a reduction in salaries of $1,364 principally because of the lower sales volume (which generated lower commissions) and lower advertising expenses of $984. Legal and accounting fees continued to be high and were $1,124 as compared with $251 in the prior year period primarily because of the new Credit and Security Agreement signed with the Company's principal supplier, Klaussner Furniture Industries, Inc. (see Liquidity and Capital Resources below) as well as other costs in connection with the proposed settlement of the Company's litigation matters. This higher level of expenditure was partially offset by savings in other operating expenses due to the implementation of the Company's cost reduction programs.

        The Company closed four stores in the twenty-six weeks ended February 24, 1996 compared to closing five and, opening twenty in the prior year period, and wrote off various store fixed assets, reversed the deferred rent liability previously established for these stores and incurred settlement costs to eliminate the leasehold liabilities for these stores. These costs aggregated $206 as compared to $615 in the prior year period.

        Thirteen Weeks Ended February 24, 1996:

        Selling, general and administrative expenses were $9,832, 43.4% as a percentage of sales, as compared to $11,321, 40.2% as a percentage of sales, for the prior period, a decrease of $1,489 or 13.2%. The decline in expenses was caused primarily by a reduction in salaries of $740 principally because of the lower sales volume (which generated lower commissions) and lower advertising expenses of $1,503. These reductions were offset by an increase of $797 for legal and accounting fees for reasons discussed above.

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 24, 1996

                     (In thousands except for share amounts)


       The Company's receivables from the Private Company, the Unconsolidated Licensees and S.F.H.C. decreased to $6,315 as of February 24, 1996. At August 26, 1995, the Company had provided a reserve for the full amount due from these entities of $6,372. These entities have losses and capital deficiencies. There can be no assurance that the total receivables will be collected. It is the Company's intention to continue to fund these operations in the future.

       On November 1, 1995, the Company signed an Offset Agreement with the Private Company whereby it assumed $1,866 of indebtedness to the Company previously owed by certain licensees whose acounts are not included in the Company's financial statements, (the "Unconsolidated Licensees"). In connection with the uncertainty of collectibility and the relationship between the Private Company, the Unconsolidated Licensees and the Company, the Company will account for subsequent transactions with these entities on an offset basis. However, if the result of the offset is a receivable due from them, then such net amount will be generally recognized only at the time when cash is received from these entities. The decrease in these receivables of $57 for the twenty-six weeks ended February 24, 1996 has been recognized in the Statement of Operations as income because the reserve established at August 26, 1995 of $6,372 is higher than the current receivable.

        Liquidity and Capital Resources

        At February 24, 1996, the Company had an aggregate working capital deficiency of $(15,354) compared to a deficiency of $(10,988) at August 26, 1995. At February 24, 1996, the Company had available cash and cash equivalents of $927 compared to cash and cash equivalents of $7,729 at August 26, 1995. The decrease in cash equivalents since August 26, 1995 is due principally to the net (loss) and other operating activity changes totalling $(6,200) and capital expenditures of $546 for the twenty-six weeks ended February 24, 1996.

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

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 24, 1996

                    (In thousands except for share amounts)




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

       In fiscal 1995, the Company and the LP's closed an aggregate of 37 stores and in the twenty-six weeks ended February 24, 1996, the Company and LP's closed four additional stores. Several were closed for non-performance, but a number of such closings were due to the Company's decision to combine separate Jennifer Convertibles and Jennifer Leather stores located in the same demographic areas into one store. The primary benefit of combining both operations into one store was an elimination of the real estate expenses and other expenses associated with the closed showroom. Additional benefits realized included reductions of personnel and, in a number of cases, elimination of duplicate office equipment and telephone lines. Although combining two stores into one store generally reduces sales, management believes that sales at the combined store will generate more profit due to the elimination or reduction of expenses described above.

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

                                    PART II

                               OTHER INFORMATION





ITEMS 1. through 5.  NOT APPLICABLE.

ITEM  6.   (a)  EXHIBIT 11.1 - STATEMENT RE: COMPUTATION OF
                              NET (LOSS) PER SHARE

           (b)  REPORTS ON FORM 8-K - NONE


     During the quarter ended February 24, 1996 the Company filed no Current Reports on Form 8-K.

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