Form 10-Q
period 1996-05-25
JENNIFER CONVERTIBLES INC
filed 1996-11-05
CIK 806817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 25, 1996

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

              Yes         No   X


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     Indicate the number of shares outstanding of the issuer's common stock as of May 25, 1996:  5,700,725

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Index to Consolidated Financial Statements




Part I - Financial Information
Item I - Financial Statements

Recent Developments...........................................          2

Consolidated Balance Sheets - May 25, 1996
  (Unaudited) and August 26, 1995.............................          3

Comparative Consolidated Statements of Operations (Unaudited)
  for the thirty-nine weeks and thirteen weeks ended May 25,
  1996 and May 27, 1995.......................................          4

Comparative Consolidated Statements of Cash Flows (Unaudited)
  for the thirty-nine weeks and thirteen weeks ended May 25,
  1996 and May 27, 1995.......................................          5

Notes to Unaudited Consolidated Financial Statements..........          6

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations................        15

Part II - Other Information...................................        20

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

               JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                       Consolidated Balance Sheets

                     (In thousands, except share data)

                                                           May 25, 1996            August 26, 1995
                                                         ----------------        ------------------
                                                           (unaudited)
                 ASSETS
Current assets:
     Cash and cash equivalents                           $      2,469               $   7,729
     Merchandise inventories                                    8,055                   9,432
     Refundable income taxes                                       26                     131
     Prepaid expenses                                             740                     761
     Accounts receivable                                          881                   2,504
     Other current assets                                          28                     101
                                                      ---------------          --------------
         Total current assets                                  12,199                  20,658


Store fixtures, equipment and leasehold improvements
     at cost, net                                               9,112                   9,771

Due from Private Company and Unconsolidated Licensees,
    net of reserves of $6,784 and $6,372 at May 25, 1996
    and August 26, 1995                                         --                        --

Deferred lease costs and other intangibles, net                 1,425                   1,839
Goodwill, at cost, net                                            573                     586
Other assets (primarily security deposits)                        932                   1,017
                                                        --------------         --------------
                                                        $      24,241          $       33,871
                                                        ==============         ==============


LIABILITIES AND (CAPITAL DEFICIENCY)

Current liabilities:
     Accounts payable, trade                             $      14,018          $      16,108
     Customer deposits                                           8,395                  9,017
     Accrued expenses and other current liabilities              5,346                  6,521
                                                        --------------         --------------
         Total current liabilities                              27,759                 31,646

Deferred rent and allowances                                     6,026                  6,171
Long-term obligations under capital leases                         256                    337
                                                        --------------         --------------
         Total liabilities                                      34,041                 38,154
                                                        --------------         --------------



Commitments and contingencies

(Capital Deficiency):
     Preferred stock, par value $.01 per
         share. Authorized 1,000,000 shares;
         no shares issued                                        --                       --
     Common stock, par value $.01 per share.
         Authorized 10,000,000 shares; issued and
         outstanding 5,700,725 shares at May 25,1996
         and August 26, 1995                                         57                    57
     Additional paid in capital                                  22,911                22,911
     Notes receivable from warrant holders                         (300)                 (300)
     Accumulated (deficit)                                      (32,468)              (26,951)
                                                         ---------------         -------------
                                                                 (9,800)               (4,283)
                                                         ---------------         -------------
                                                         $       24,241          $     33,871
                                                         ==============          =============


   See accompanying notes to unaudited consolidated financial statements.

                         JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                            Consolidated Statements of Operations
                             (In thousands, except share data)
                                         (unaudited)


                                                 Thirteen weeks    Thirteen weeks    Thirty-nine weeks     Thirty-nine weeks
                                                     ended             ended                ended                 ended
                                                  May 25, 1996       May 27, 1995        May 25, 1996         May 27, 1995
                                                 -------------      -------------       -------------       ---------------
Net sales                                            $25,293           $31,750              $78,851               $96,346
                                                 -----------        ----------           ----------            ----------
Cost of sales, including store occupancy,
warehousing, delivery and fabric protection           17,027            22,291               53,586                67,281

Selling, general and administrative expenses           8,201            10,409               28,867                32,826

Provision for losses on amounts due from
  Private Company and Unconsolidated Licensees           469               420                  412                   420

Loss from store closings                                  53                36                  259                   651

Depreciation and amortization                            448               563                1,404                 1,505
                                                  ----------         ---------            ---------             ---------
                                                      26,198            33,719               84,528               102,683
                                                  ----------         ---------            ---------             ---------

Operating (loss)                                        (905)           (1,969)              (5,677)               (6,337)
                                                  ----------         ---------            ---------             ---------
Other income (expense):
     Royalty income                                      104               134                  262                   401
     Interest income                                      39                70                  171                   219
     Interest expense                                    (10)              (21)                 (37)                  (46)
     Other income, net                                   294               837                  (84)                1,166
                                                  ----------         ---------            ---------             ---------
                                                         427             1,020                  312                 1,740
                                                  ----------         ---------            ---------             ---------

(Loss) before income taxes                              (478)             (949)              (5,365)               (4,597)

Income taxes                                              68                11                  152                    97
                                                  -----------        ---------            ---------             ---------
Net (loss)                                             ($546)            ($960)             ($5,517)              ($4,694)
                                                  ===========        =========            =========             =========


Net (loss) per common and common
     equivalent share                                 ($0.10)           ($0.17)              ($0.97)               ($0.82)
                                                  ===========        =========            =========             =========

Weighted average number of common
     and common equivalent shares                  5,700,725         5,700,725            5,700,725             5,700,725
                                                  ===========        =========            =========             =========


         See accompanying notes to unaudited consolidated financial statements.

                                  JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                           (in thousands) (unaudited)

                                                           Thirteen weeks    Thirteen weeks   Thirty-nine weeks   Thirty-nine weeks
                                                                ended              ended             ended               ended
                                                            May 25, 1996       May 27, 1995       May 25, 1996       May 27, 1995
                                                           --------------     -------------      -------------      --------------
Cash flows from operating activities:
Net (loss)                                                        ($546)            ($960)           ($5,517)           ($4,694)
Adjustments to reconcile net (loss)
       to net cash provided by operating activities:
       Depreciation and amortization                                448               563              1,404              1,505
       Loss from store closings                                      53                36                259                651
       Deferred rent                                                  1               (89)              (145)               637
       Provision for losses on amounts due from
          Private Company and Unconsolidated Licensees              469               420                412                420
       Other                                                         11              --                    2               --
       Changes in operating assets and liabilities:
          Decrease in merchandise inventories                       556             1,088              1,377                742
          Decrease in refundable income taxes                      --                --                  105               --
          Decrease (increase)in prepaid expenses                    296                19                 21               (320)
          Decrease (increase) in accounts receivable                 88               380              1,623             (1,126)
          Decrease (increase) in other current assets                 1              (117)                73                854
          (Increase) in due from Private Company
             and Unconsolidated Licensees                          (469)             (692)              (412)            (2,498)
          Decrease (increase) in deferred lease costs
              and other intangibles                                  71               445                414               (150)
          Decrease (increase) in other assets, net                   22              (321)                85               (681)
          Increase (decrease) in accounts payable trade           1,851            (1,431)            (2,090)            (1,903)
          (Decrease) increase in customer deposits                 (786)           (1,398)              (622)                36
          (Decrease) increase in accrued expenses
             and other payables                                    (311)           (1,517)            (1,434)              (612)
                                                               --------          --------           --------           --------
Net cash provided by (used in) operating activities               1,755            (3,574)            (4,445)            (7,139)
                                                               --------          --------           --------           --------
Cash flows from investing activities:
Capital expenditures                                               (188)             (882)              (734)            (3,479)
Decrease in due from limited partners                             -                  -                 -                  1,000
                                                               --------          --------           --------           --------
Net cash (used in) investing activities                            (188)             (882)              (734)            (2,479)
                                                               --------          --------           --------           --------
Cash flows from financing activities:
Payments of obligations under capital leases                        (25)              (53)               (81)              (143)
                                                               --------          --------           --------           --------
Net cash (used in) financing activities                             (25)              (53)               (81)              (143)
                                                               --------          --------           --------           --------

Net increase (decrease)in cash and cash equivalents               1,542            (4,509)            (5,260)            (9,761)

Cash and cash equivalents at beginning of period                    927             7,837              7,729             13,089
                                                               --------          --------           --------           --------
Cash and cash equivalents at end of period                       $2,469            $3,328             $2,469             $3,328
                                                               ========          ========           ========           ========


Supplemental disclosure of cash flow information:

          Income taxes paid during the period                       $68               $11                $152               $97
                                                                =======           =======             =======          ========
          Interest paid                                             $10               $21                 $37               $46
                                                                =======           =======             =======          ========

                   JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 25, 1996

                     (In thousands except for share amounts)



(1)    Basis of Presentation

       The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry and the matters described in "Recent Developments" above, operating results for the interim period ended May 25, 1996 are not necessarily indicative of the results that may be expected for the year ending August 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 26, 1995 and the Report of Management.

(2)     Merchandise Inventories

        Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:
                                               5/25/96    8/26/95
                                               -------    -------
        Showrooms                              $ 4,198    $ 4,421
        Warehouses                               3,857      5,011
                                               -------    -------
                                               $ 8,055    $ 9,432
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

            For the Thirty-Nine Weeks Ended May 25, 1996

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

        The Company and its counsel are attempting to resolve the lawsuits but they can not presently determine the ultimate outcome of such resolutions and its impact on the Company's financial condition and results of operations (see
Note 4).

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

            For the Thirty-Nine Weeks Ended May 25, 1996

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

(4)     Other Matters:

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

            For the Thirty-Nine Weeks Ended May 25, 1996

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

             For the Thirty-Nine Weeks Ended May 25, 1996

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

             For the Thirty-Nine Weeks Ended May 25, 1996

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

             For the Thirty-Nine Weeks Ended May 25, 1996

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

             For the Thirty-Nine Weeks Ended May 25, 1996

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

             For the Thirty-Nine Weeks Ended May 25, 1996

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

             For the Thirty-Nine Weeks Ended May 25, 1996

               (In thousands except for share amounts)




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains forward-looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

        Results of Operations:

        Net Sales:

        The Company's sales decreased by 18.2% to $78,851 for the thirty-nine weeks ended May 25, 1996 as compared to $96,346 for the same period in the prior year. Sales for the thirteen weeks ended May 25, 1996 decreased by 20.3% to $25,293 from $31,750 for the same period in the prior year. Comparable store sales (those open for the entire period in the current and prior year periods) declined by 19.4% and 17.9%, respectively, for the thirty-nine and thirteen weeks ended May 25, 1996. These sales declines are mainly attributable to the closing of eight stores since the prior year period, a physical split of 14 Jennifer Convertibles, Inc. stores into both a Jennifer Convertibles store and a Jennifer Leather store (thereby cannibalizing sales), a reduction in the number of credit promotions that the Company has been able to offer customers to stimulate business and an industry-wide softness.

        Cost of Sales:

        Thirty-nine Weeks Ended May 25, 1996:

        Cost of sales decreased by 20.4% to $53,586, 68.0% as a percentage of sales, as compared to $67,281, 69.8% as a percentage of sales, for the same period in the prior year. The dollar decline of $13,695 is primarily attributable to the lower sales volume, lower costs of merchandise (as a percentage of sales), lower occupancy costs due to the closed stores and higher delivery income collected on delivered sales. Warehouse expenses of $3,942, fabric protection services of $2,232 and freight of $2,276 provided by the Private Company declined from $4,814, $2,931 and $2,921, respectively, from the previous year due to lower sales volume in the current period.

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

             For the Thirty-Nine Weeks Ended May 25, 1996

               (In thousands except for share amounts)





        Thirteen Weeks Ended May 25, 1996:

        Cost of sales decreased by 23.6% to $17,027, 67.3% as a percentage of sales, as compared to $22,291, 70.2% as a percentage of sales, for the same period in the prior year. The dollar decline of $5,264 is primarily attributable to the lower sales volume, lower costs of merchandise (as a percentage of sales), lower occupancy costs due to the closed stores and higher delivery income collected on delivered sales. Warehouse expenses of $1,265, fabric protection services of $689 and freight of $714 provided by the Private Company declined from $1,583, $883 and $945, respectively, from the previous year due to lower sales volume in the current period.

        Selling, General and Administrative and Other Expenses:

        Thirty-nine Weeks Ended May 25, 1996:

        Selling, general and administrative expenses were $28,867, 36.6% as a percentage of sales, as compared to $32,826, 34.1% as a percentage of sales, for the prior period, a decrease of $3,959 or 12.1%. The decline in expenses was caused primarily by a reduction in salaries of $2,297 (principally because of the lower sales volume which generated lower commissions) and lower advertising expenses of $1,309. Legal and accounting fees continued to be high and were $1,373 as compared with $397 in the prior year period primarily because of the new Credit and Security Agreement signed with the Company's principal supplier, Klaussner Furniture Industries, Inc. (see Liquidity and Capital Resources below) as well as other costs in connection with the proposed settlement of the Company's litigation matters. Various other store expense categories were reduced due to the implementation of the Company's cost reduction programs.

        The Company closed five stores in the thirty-nine weeks ended May 25, 1996 compared to closing twenty-two and, opening twenty six in the prior year, and wrote off various store fixed assets, reversed the deferred rent liability previously established for these stores and incurred settlement costs to eliminate the leasehold liabilities for these stores. These costs aggregated $259 as compared to $651 in the prior year period.

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

             For the Thirty-Nine Weeks Ended May 25, 1996

               (In thousands except for share amounts)



        Thirteen Weeks Ended May 25, 1996:

        Selling, general and administrative expenses were $8,201, 32.4% as a percentage of sales, as compared to $10,409, 32.8% as a percentage of sales, for the prior period, a decrease of $2,208 or 21.2%. The decline in expenses was caused primarily by a reduction in salaries of $933 principally because of the lower sales volume (which generated lower commissions) and lower advertising expenses of $325. Various other store expense categories for repairs and maintenance, supplies, cleaning and sanitation also declined by approximately $426 due to the Company's cost reduction programs and store closings. The Company has provided a reserve of $289 due to additional operating costs it will incur in connection with the Settlement Agreement with the Private Company upon court approval of such agreement.

       The Company's receivables from the Private Company, the Unconsolidated Licensees and S.F.H.C. increased to $6,784 as of May 25, 1996. of which $6,372 had been reserved for as of August 26, 1995. These entities have losses and capital deficiencies. There can be no assurance that the total receivables will be collected. It is the Company's intention to continue to fund these operations in the future.

       On November 1, 1995, the Company signed an Offset Agreement with the Private Company whereby it assumed $1,866 of indebtedness to the Company previously owed by certain licensees whose accounts are not included in the Company's financial statements (the "Unconsolidated Licensees"). In connection with the uncertainty of collectibility and the relationship between the Private Company, the Unconsolidated Licensees and the Company, the Company will account for subsequent transactions with these entities on an offset basis. However, if the result of the offset is a receivable due from them, then such net amount will be generally recognized only at the time when cash is received from these entities. The increase in these receivables of $412 for the thirty-nine weeks ended May 25, 1996 has been written off.

        Liquidity and Capital Resources

        At May 25, 1996, the Company had an aggregate working capital deficiency of $(15,560) compared to a deficiency of $(10,988) at August 26, 1995. At May 25, 1996, the Company had available cash and cash equivalents of $2,469 compared to cash and cash equivalents of $7,729 at August 26, 1995. The decrease in cash equivalents since August 26, 1995 is due principally to the net (loss) and other operating activity changes totalling $(4,445) and capital expenditures of $734 for the thirty-nine weeks ended May 25, 1996.

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements

             For the Thirty-Nine Weeks Ended May 25, 1996

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

             For the Thirty-Nine Weeks Ended May 25, 1996

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

        In March 1996, the parties in the Class Action Litigation signed a Memorandum of Understanding for the purpose of settling the Class Action Litigation (the "Class Action MOU"). The terms of the Class Action MOU (which are described in Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in this Report) are subject to a stipulation of settlement and other documentation to be submitted to the United States District Court for the Eastern District of New York, as well as the approval of the terms of the settlement by that Court.

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

                          JENNIFER CONVERTIBLES, INC.

                                    PART II

                         OTHER INFORMATION - CONTINUED



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

        In March 1996, all of the parties to the derivative action (including the Company), except for Selig Zises ("Zises") and BDO Seidman & Co. ("Seidman") signed a Memorandum of Understanding for the purpose of settling all of the claims involving those parties in the Derivative Litigation (the "Derivative Litigation MOU"). The terms of the Derivative Litigation MOU (which are described in Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in this Report) are subject to a stipulation of settlement and other documentation to be submitted to the appropriate Court(s), as well as Court approval of the terms of the settlement.

        The Derivative Litigation MOU annexes as Exhibit A thereto a signed agreement (the "Settlement Agreement") between the Private Company and the Company. The Settlement Agreement, although signed, provides that it too is subject to and dependent upon Court approval of the settlement of the Derivative Litigation. The terms of the Settlement Agreement are described in
Note 3 to the Notes to Unaudited Consolidated Financial Statements contained in this Report.


--------
1 Each of these individuals and entities is named as a defendant in at least one action.

                          JENNIFER CONVERTIBLES, INC.

                                    PART II

                         OTHER INFORMATION - CONTINUED





ITEMS 2. through 5.  NOT APPLICABLE.

ITEM  6.   (a)  EXHIBIT 11.1 - STATEMENT RE: COMPUTATION OF
                               NET (LOSS) PER SHARE

           (b)  REPORTS ON FORM 8-K


     During the quarter ended May 25, 1996, the Company filed one Current Report on Form 8-K, dated March 18, 1996, reporting on Item 5. - Other Events with respect to the execution of Memoranda of Understanding agreeing in principle to settle the class action litigation and derivative litigation to which the Company was a party and the execution of a Credit and Security Agreement and related agreements with Klaussner Furniture Industries, Inc.

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