Form 10-K
period 1996-08-31
JENNIFER CONVERTIBLES INC
filed 1996-12-09
CIK 806817

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended                        Commission File number 1-9681
August 31, 1996

                          JENNIFER CONVERTIBLES, INC.
            ------------------------------------------------------
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

Registrant's telephone number, including area code (516) 496-1900
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.01
                         ----------------------------
                               (Title of class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X                          No
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

Aggregate market value of voting stock held by non-affiliates of registrant as of November 22, 1996: $11,475,000

Shares of Common Stock outstanding as of November 25, 1996:  5,700,725

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

                                    PART I
Item 1.  Business

          Unless otherwise set forth herein, the term the "Company" includes Jennifer Convertibles, Inc., a Delaware corporation, and its direct or indirect subsidiaries.

          Business Overview

     The Company is the owner and licensor of the largest group of sofabed specialty retail stores in the United States, with 125 Jennifer Convertibles(R) stores located on the Eastern seaboard, in the Midwest, on the West Coast and in the Southwest as of August 31, 1996 . As of August 31, 1996, the Company also operated 36 "Jennifer Leather" ("Jennifer Leather") stores. Of the Jennifer Convertibles(R) stores, as of August 31, 1996, 50 were owned by the Company and 75 were licensed by the Company.


              NUMBER OF STORES IN OPERATION AS OF AUGUST 31, 1996
                  ================================================================================================
                                                                       LPS AND
                                                      TOTAL             OTHER           PRIVATE         TOTAL
                    CONVERTIBLES      LEATHER        COMPANY          LICENSEES(1)     COMPANY(2)      STORES
                  ------------------------------------------------------------------------------------------------
REGION
TRI-STATE AREA
NEW YORK                  6              11             17                 3               21             41
NEW JERSEY                9               8             17                 4                              21
CONNECTICUT               4               1              5                 2                               7
                  ------------------------------------------------------------------------------------------------
  SUBTOTAL               19              20             39                 9               21             69

ARIZONA                                                                    3                               3
CALIFORNIA                                4              4                22                              26
FLORIDA                                   4              4                 9                              13
GEORGIA                                                                    4                               4
ILLINOIS                                                                  15                              15
INDIANA                   3                              3                                                 3
KANSAS                    1                              1                                                 1
MARYLAND                  3               1              4                 3                               7
MASSACHUSETTS             7               5             12                                                12
MICHIGAN                  6                              6                                                 6
MISSOURI                  4                              4                                                 4
NEVADA                                                                     2                               2
NEW HAMPSHIRE             2                              2                                                 2
OHIO                                                                       4                               4
PENNSYLVANIA                                                               4                               4
VIRGINIA                  2               1              3                                                 3
WISCONSIN                 2                              2                                                 2
WASHINGTON, D.C.          1               1              2                                                 2

                  -----------------------------------------------------------------------------------------------
TOTAL                    50              36             86                75               21            182
                  ===============================================================================================

(1) These include certain limited partnership licensees ("LPs"), which are licensees whose accounts are included in the consolidated financial statements of the Company, and licensees (the
         "Unconsolidated Licensees") whose accounts are not so included.

(2) These 21 stores are not owned and do not pay royalties to the Company. They operate in New York (the "Private Stores") and 19 of such stores are owned by a company (the "Private Company") that, is owned by an individual who was a principal stockholder of the Company and the brother-in-law of Harley J. Greenfield, the Company's Chairman of the Board, Chief Executive Officer and a director and principal stockholder. In addition, Mr. Greenfield and Edward Seidner (also an officer, director and principal stockholder of the Company) retain a substantial economic interest in the Private Company through ownership of $10,273,204 in the aggregate principal amount of secured Private Company promissory notes issued in connection with the redemption of their stock ownership in the Private Company. Accordingly, the Private Company may be deemed an affiliate of the Company. The remaining two stores are sublicensees of the Private Company and one of such stores is owned by the father of an executive officer of the Company. The 19 New York stores are operated in substantially the same way as the Companyowned stores. See "Notes to Consolidated Financial Statements - Footnote - Related Party Transactions."

         Jennifer Convertibles(R) stores specialize in the retail sale of a complete line of sofabeds and companion pieces, such as loveseats, chairs and recliners, designed and priced to appeal to a broad range of consumers. The sofabeds and companion pieces are made by several manufacturers and range from high-end merchandise to relatively inexpensive models. Each store has a kiosk devoted to mattress sales. The Jennifer Leather stores specialize in the retail sale of leather livingroom furniture. In fiscal 1997, the Company also opened two test Jennifer Living Room stores which sell a broad range of livingroom furniture, including furniture of the type sold in Jennifer Convertibles and Jennifer Leather stores. The Company is the largest dealer of Sealy(R) sofabeds in the United States. Merchandise is displayed in attractively decorated model room settings in the store designed to show the merchandise as it would appear in the customer's home. In order to generate sales, the Company and its licensees rely on the attractive image of the stores, competitive pricing, prompt delivery and extensive advertising.

     The table below sets forth information with respect to the number of stores (Company-owned and licensed) opened since fiscal 1986:

                                 Fiscal Years

                           1996    1995     1994     1993     1992     1991    1990     1989     1988     1987
                           ----    ----     ----     ----     ----     ----    ----     ----     ----     ----
Company-owned stores
 open at end of
 period (1)(2)(3)(4)       86       90       55       34       33       33        39      42       31       13
Licensed stores open at
 end of period             75       79      113       87       42       15         0       0        0        0
                           --       --      ---      ---       --       --        --      --       --       --
Total stores open at
 end of period            161      169      168      121       75       48        39      42       31       13
                          ===      ===      ===      ===      ===      ===      ====    ====     ====     ====

----------

(1) Stores acquired from affiliated companies are reflected as opened in the year they were opened by the affiliate, not in the year they were acquired by the Company.

(2) For fiscal 1994, includes the 19 Jennifer Leather and two Elegant Living stores open at the end of such fiscal year.

(3) For fiscal 1995, includes the 38 Jennifer Leather stores and one Elegant Living store open at the end of such fiscal year.


(4)      For fiscal 1996, includes 36 Jennifer Leather stores.

Store Image and Merchandise

     The Company believes that the image presented by its stores is an important factor in its overall marketing strategy. Accordingly, stores are designed to display the Company's merchandise in attractive model room settings. All the Company's stores are of a similar clearly defined style, are designed as showrooms for the merchandise and are carpeted, well-lighted and well-maintained. Inventories for delivery are maintained in separate warehouses. The Company displays a variety of sofabeds and companion pieces (including cocktail tables) at each Jennifer Convertibles retail location with carpeting and accessories. In contrast to certain of its competitors that primarily target particular segments of the market, the Company attempts to attract customers covering a broad socio-economic range of the market and, accordingly, offers a complete line of sofabeds made by a number of manufacturers in a variety of styles at prices currently ranging from approximately $400 to $2,200. The Jennifer Leather stores similarly offer a complete line of leather living room furniture in a variety of styles and colors at prices currently ranging from approximately $499 to $5,000. The Company generally features attractive price incentives to promote the purchase of merchandise. In addition to offering merchandise by brand name manufacturers, the Company offers merchandise at its Jennifer Convertibles and Jennifer Leather stores under the "Jennifer" brand name.

     Although each style of sofabed, loveseat, chair and recliner is generally displayed at Jennifer Convertibles stores in one color and fabric, samples of the other available colors and fabrics are available. On selected merchandise, up to 2,000 different colors and fabrics are available on selected items for an additional charge. Leather furniture is offered in a number of different grades of leather and colors. The Company currently emphasizes contemporary and traditional sofabeds and companion pieces in the Jennifer Convertibles stores and contemporary leather pieces in the Jennifer Leather stores. The Company generates additional revenue by selling tables and offering related services, such as fabric protection and a lifetime warranty. Fabric protection services are obtained from, and the warranty is given by, the Private Company, which retains approximately 1/3 of the revenues generated from such services. See "Certain Relationships and Related Transactions."

     Merchandise ordered from inventory (approximately 55% of sales in the Jennifer Convertibles stores and 35% of sales in the Jennifer Leather stores) is generally available to be delivered within a week. Customers who place orders for items, colors or fabrics not in inventory ("special orders") must generally wait four to six weeks for delivery, except for Italian leather merchandise which may take up to 20 weeks. The Company believes that its delivery times on stocked items and special orders are significantly faster than the usual delivery times for furniture and that its ability to offer quick delivery of merchandise represents a significant competitive advantage.

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

     The Company and its licensees have district managers throughout the United States. The district managers supervise store management and monitor stores within their assigned district to ensure compliance with operating procedures. District managers report to and coordinate operations in their district with the Company's executive management.

     An inventory of approximately 70% of the items displayed in the stores, in the colors and fabrics displayed, is usually stocked at the Private Company's warehouse facilities (described below.) The Company and its licensees typically require a minimum cash, check or credit card deposit of 50% of the purchase price when a sales order is given, with the balance, if any, payable in cash or certified or official bank check upon delivery of the merchandise. The balance of the purchase price is collected by the independent trucker making the delivery.

Marketing

     The Company and its licensees advertise in newspapers, transit, radio and on television in an attempt to saturate its marketplaces. The Company's approach to advertising requires the Company to establish a number of stores in each area it enters. This concentration of stores enables area advertising expenses to be spread over a larger revenue base and to increase the prominence of the local advertising program. The Company's and the LPs' expenditures for advertising were approximately $12,265,000 (11.6 %) of sales in the fiscal year ended August 31, 1996 as compared to approximately $15,729,000 (12.5%) of sales in the prior year.

     The Company creates advertising campaigns which may be used by the Company's stores and may be used by the Private Stores. The Private Company is charged a share of advertisements which target customers in New York, New Jersey and Connecticut. (See "Certain Relationships and Related Transactions.") However, the Company also advertises independently of the Private Company outside of the New York metropolitan area. The Company is entitled to reimbursement from most of its licensees, which are responsible for their respective costs of advertising; however, the approach and format of such advertising is usually substantially the same for the Company and its licensees. The Company has the right to approve the content of all licensee advertising.

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

     The locations currently leased by the Company and its licensees range in size from 1,900 square feet to a little over 8,000 square feet. The Company anticipates that stores opened in the future will range from approximately 2,000 square feet to 4,000 square feet. Management believes that optimal store size for a Jennifer Convertibles store is approximately 3,000 square feet while optimal store size for a Jennifer Leather store is 4,000 square feet. Stores may be freestanding or part of a strip shopping center.

     In fiscal 1996, the Company and the LPs closed an aggregate of eight stores. Several were closed for non-performance, but a number of such closings were due to the Company's plan to combine separate Jennifer Convertibles and Jennifer Leather stores located in the same demographic areas into one store. The primary benefit of combining both operations into one store was an elimination of the real estate expenses and other expenses associated with the closed showroom. Additional benefits realized included reductions of personnel and, in a number of cases, elimination of duplicate office equipment and telephone lines. Although combining two stores into one store generally reduces sales, management believes that sales at the combined store will generate more profit due to the elimination or reduction of expenses described above.

     Although the Company and the LPs closed stores during fiscal 1996, the Company does not anticipate closing a significant number of stores during fiscal 1997 and it will selectively open additional stores if attractive opportunities present themselves.

Sources of Supply

     The Company currently purchases merchandise, for its stores and the stores of its licensees and the Private Company, from a variety of domestic manufacturers generally on 40 to 90 day terms. The combined purchasing power of the Company, its licensees and the Private Company enables them to receive the right, in some instances, to market exclusively certain products, fabrics and styles. See "Certain Relationships and Related Transactions."

     The Company's principal suppliers of sofabeds are Klaussner Furniture Industries, Inc. ("Klaussner") and Sealy Furniture of Maryland, Inc. ("Sealy Maryland"). Sealy(R) brand name sofabeds are the Company's largest selling brand name item and the Company believes that Sealy(R) brand name mattresses are the largest selling mattresses in the world and have the highest consumer brand awareness. The Company also believes that Sealy Maryland is the largest manufacturer of Sealy(R) brand name convertible sofabeds. The Company is the largest sofabed specialty retailer and the largest Sealy(R) sofabed dealer in the United States. During the fiscal year ended August 31, 1996, the Company purchased approximately 79% of its merchandise from Klaussner and approximately 14% of its merchandise from Sealy Maryland. Leather furniture is purchased primarily from Klaussner and Industries Natuzzi S.p.A. The loss of Klaussner as a supplier could have a material adverse effect on the Company. In March 1996, as part of a series of transactions (the "Klaussner Transaction") the Company, among other things, granted Klaussner a security interest in substantially all of its assets in exchange for improved credit terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a fuller description of the Klaussner Transaction.

Licensing Arrangements

     The Company's arrangements with its licensees typically involve providing the licensee with a license, bearing a royalty of 5% of sales, to use the name Jennifer Convertibles(R). The Company's existing licensing arrangements are not uniform and vary from licensee to licensee. Generally, however, the Company either manages the licensed stores or, if the licensee is a partnership, has a subsidiary act as general partner of such partnership, in each case, for 1% of the licensees' profits. The arrangements generally have a term ranging between 10 and 20 years (and may include options on the licensee's part to extend the license for additional periods) and involve the grant of exclusivity as to defined territories. In some cases, the Company also has an option to purchase the licensee or the licensed stores for a price based on an established formula or valuation method. Investors in certain licensees have, in certain circumstances (including a change of control of the Company), the right to put their investments to the Company for a price based upon an established formula or valuation method. The Private Company currently provides warehousing, fabric protection and other services to licensees on substantially the same basis as such services are provided to the Company and the Company purchases merchandise for the licensees. The Company also provides certain accounting services to certain licensees for which it generally charges $6,000 per store, per annum. As of August 31, 1996, the Company was owed an aggregate of $15,043,000 for royalties, advances and merchandise by its licensees, a substantial portion of which was overdue. Of such amount, $9,400,000 due from the LPs is not shown separately on the Company's financial statements as a result of the consolidation of the LPs and $5,643,000 due from Unconsolidated Licensees was reserved against in such financial statements due to doubts as to collectibility. Most of the investors in the licensees have other relationships with the Company or its current or former management. See "Certain Relationships and Related Transactions."

     As set forth under "Legal Proceedings," the Memoranda of Understanding ("MOUS") as to the settlement of certain class and derivative litigation contemplate that the Company will receive the limited partnership interests in licensees which now own 55 licensed stores, representing all but 20 of the royalty bearing licensed stores in connection with the settlement of certain litigation.

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

     As described in "Legal Proceedings," the MOUS contemplate that the Company and the Private Company will enter into a new warehousing agreement pursuant to which the arrangements described above will be substantially revised and the Company will take over the warehousing and related functions over a period ending January 1, 1999. In contemplation of the settlement, in August 1996, the Company began to take over certain functions, including customer service, cash processing, order processing and store support.

Trademarks

     The trademarks Jennifer Convertibles(R), Jennifer Leather(R), and With a Jennifer Sofabed, There's Always a Place to Stay(R) are registered with the U.S. Patent and Trademark Office and now owned by the Company. An application has been filed for a trademark for "Jennifer Living Rooms." The Private Company, as licensee, was granted a perpetual royalty-free license to use and sublicense the proprietary marks in the State of New York, subject to certain exceptions. See "Certain Relationships and Related Transactions."

Employees

     As of August 31, 1996, the Company had 418 employees, including seven executive officers. The Company trains personnel to meet its expansion needs by having its most effective managers and salespersons train others and evaluate their progress and potential for the Company. The Company believes that its employee relations are satisfactory. None of the Company's employees are represented by a collective bargaining unit. The Company has never experienced a strike or other material labor dispute.

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

         As of August 31, 1996, the Company and the LPs lease all of their store locations pursuant to leases which expire between 1997 and 2009. None of its leases expire until fiscal 1997, at which time eight leases will expire although the lessee has an option to renew each such lease. The leases are usually for a base term of at least five years. For additional information concerning the leases, see Note 9 of "Notes to Consolidated Financial Statements."

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

B.       The Derivative Litigation

                  Beginning in December 1994, a series of six actions were commenced as derivative actions on behalf of the Company, against Harley J. Greenfield, Fred J. Love, Edward B. Seidner, Bernard Wincig, Michael J. Colnes, Michael Rosen, Al Ferarra, William M. Apfelbaum, Glenn S. Meyers, Lawrence R. Haut, Jara Enterprises, Inc., Jerome I. Silverman, Jerome I. Silverman Company, Selig Zises and BDO Seidman & Co.(1) in: (a) the United States District Court for the Eastern District of New York, entitled Philip E. Orbanes v. Harley J. Greenfield, et al., Case No. CV 94-5694 (DRH) and Meyer Okun and David Semel v. Al Ferrara, et al., Case No. CV 95-0080 (DRH); Meyer Okun Defined Benefit Pension Plan, et al. v. BDO Seidman & Co., Case No. CV 95-1407 (DRH); and Meyer Okun Defined Benefit Pension Plan v. Jerome I. Silverman Company, et. al., Case No. CV 95-3162 (DRH); (b) the Court of Chancery for the County of New Castle in the State of Delaware, entitled Massini v. Harley Greenfield, et. al., Civil Action No. 13936 (WBC); and (c) the Supreme Court of the State of New York, County of New York, entitled Meyer Okun Defined Benefit Pension Plan v. Harley J. Greenfield, et. al., Index No. 95-110290 (collectively, the "Derivative Litigation").

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

----------
(1) Each of these individuals and entities is named as a defendant in at least one action.

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

                  4. The Settlement Agreement provided that if the Private Company sold the Inwood Warehouse before December 31, 1998 (as it has already done), then the Private Company would pay the Company $25,000 per month starting January 1, 1999 for a period of 84 months. The Settlement Agreement also provided that if the Inwood Warehouse was sold for more than $4,500,000 (net of all reasonable and customary expenses and brokerage commissions), the Company would be entitled to any such excess. However, the Inwood Warehouse was sold in June 1996 for less than $4,500,000.

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

                  6. The Private Company will acquire the interest of the limited partners in the LPs known as Jennifer, LP III, Jennifer, LP IV, Jennifer, LP V (the "Partnerships"). The Private Company will also purchase stock of the shareholders of Southeastern Florida Holding Co., Inc. ("S.F.H.C."). The Private Company will assign its Partnership interests and stock to the Company at no cost (except as described below). As of March 15, 1996, S.F.H.C. and the Partnerships own an aggregate of 55 licensed Jennifer Convertibles stores which, after such assignment, will be wholly-owned by the Company. In this connection, the Private Company and the Company will release the aforementioned limited partners and the shareholders, officers and directors of S.F.H.C. from all claims, including all obligations under the notes referred to below. Although it is not reflected in the Settlement Agreement, it is currently contemplated that the shareholders of S.F.H.C. will receive 10-year warrants to purchase an aggregate of 180,000 shares of Common Stock at $7.00 per share. In addition, the maturity date of three-year notes (with an aggregate remaining balance of $300,000) originally entered into by them in connection with their purchase of warrants (the "Original Warrants"), expiring June 1998, to purchase an aggregate of 180,000 shares of Common Stock at $15.625 per share, will be extended to 10 years after the settlement is approved. The extended notes will bear interest at a rate of 7.12% per annum, and 10% of the principal amount of such notes will be due each year. Such notes will be secured by the Original Warrants to purchase an aggregate of 105,636 shares of Common Stock (representing the unpaid for Original Warrants) and the Company's sole remedy, until the notes mature, upon any default in the payment of principal of such notes, will be to cancel a proportionate number of Original Warrants. There is no signed agreement with the limited partners or the shareholders of S.F.H.C. as to the transfer of the interests in the Partnerships and S.F.H.C. described above and there can be no assurance that the Private Company will be able to obtain such agreements and to transfer the interests in the Partnerships and S.F.H.C. on the terms contemplated above or at all. If the Private Company is unable to obtain such agreements and to make the transfer, the settlement will not be consummated on the terms outlined above or possibly, at all.

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

                  The Derivative Litigation MOU also provides, inter alia, as follows:

                  1. All of the plaintiffs in the derivative actions and the Company will release all of current and former officers and directors, including Isabelle Silverman, and the defendants in the derivative actions (except for Zises, KPMG Peat Marwick ("Peat") and Seidman), from all claims which were or could have been asserted against them in the Derivative Litigation or in any other Court including, but not limited to: (a) the matters discussed or referred to in the Final Report of Counsel to the Independent Committee of the Board of Directors of Jennifer Convertibles, Inc., dated January 26, 1995 (as described under "Certain Relationships and Related Transactions"); (b) the draft complaint in a proposed action entitled Zises, et. ano. v. Greenfield, et al., (S.D.N.Y.) dated March 30, 1994; (c) all transactions publicly disclosed by Jennifer through the date of filing with the SEC of its Annual Report on Form 10-K for the year ended August 26, 1995; and (d) the negotiation and approval of the settlement of the Class Action Litigation.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable

                                    PART II


Item 5:  Market For Registrant's Common Equity and Related
             Stockholder Matters

     The principal market for the Common Stock during the fiscal year ended August 31, 1996 was the Nasdaq National Market(R) (the "NASDAQ NMS") until the Common Stock was delisted effective April 17, 1995. Thereafter, the Common Stock traded in the "pink sheets", until May 16, 1995, when it commenced trading on the Bulletin Board. The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Common Stock as reported by the NASDAQ NMS until April 17, 1995 and, thereafter the high and low bid prices of the Common Stock in the "pink sheets" or Bulletin Board, as the case may be. Such quotations since April 17, 1995 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                            High      Low
                                            -----    -----
 Fiscal Year 1995:
  1st Quarter.....................          $8 5/8   $6 1/2
  2nd Quarter.....................           7 1/2    2 1/4
  3rd Quarter.....................           4 1/4    2 3/4 (NASDAQ)
                                             2 1/2    2 1/4 (Pinksheets)
                                             2 5/8    2 1/8 (Bulletin Board)
  4th Quarter.....................           3 1/2    2     (Bulletin Board)

                                            High       Low
                                            -----     -----
 Fiscal Year 1996:
  1st Quarter.....................          $3 3/4   $1 13/16
  2nd Quarter.....................           3 3/8    2
  3rd Quarter.....................           3 1/4    2 1/16
  4th Quarter.....................           3 1/4    2


     As of November 18, 1996, there were approximately 262 holders of record and approximately 4,600 beneficial owners for the Common Stock. On November 22, 1996, the closing bid and asked prices of the Common Stock as reported on the NASDAQ Bulletin Board were $2 3/8 and $2 1/2, respectively.

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

Item 6. Selected Financial Data

The Following table presents certain selected financial data for Jennifer Convertibles, Inc. and subsidiaries:

                                                                               (in thousands, except share data)
                                                            -----------------------------------------------------------------------
                                                             Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                                                               8/31/96        8/26/95        8/27/94        8/31/93        8/31/92
                                                               -------        -------        -------        -------        -------
Operations Data:
Net sales                                                   $   106,041    $   126,074    $    97,420    $    64,348    $    33,383
                                                            -----------    -----------    -----------    -----------    -----------

Cost of sales, including store occupancy,
     warehousing, delivery and fabric protection                 72,708         86,964         67,974         43,898         20,741
Selling, general and administrative expenses                     37,618         45,955         34,139         22,652         10,618
Depreciation and amortization                                     1,852          2,261          2,091          1,583            555
Termination of consulting agreement,
                 legal and other costs                             --              500          6,604           --             --
Write off of purchased limited partners' interests                 --             --            3,482           --             --
Provision for losses on amounts due from
     Private Company and Unconsolidated Licensees                   952          3,088          3,284           --             --
Loss from store closings                                            191          1,670           --             --             --
                                                            -----------    -----------    -----------    -----------    -----------
                                                                113,321        140,438        117,574         68,133         31,914
                                                            -----------    -----------    -----------    -----------    -----------

Operating (loss) income                                          (7,280)       (14,364)       (20,154)        (3,785)         1,469
                                                            -----------    -----------    -----------    -----------    -----------
                 Other income (expense)
                 Royalty income                                     375            523            644            711            779
                 Interest income                                    195            311            473            674            237
                 Interest expense                                   (47)           (48)           (61)          (640)          (164)
                 Gain on sale of securities                        --             --              336             61           --
                 Other income, net                                  880          1,670          1,374            696             74
                                                            -----------    -----------    -----------    -----------    -----------
                                                                  1,403          2,456          2,766          1,502            926
                                                            -----------    -----------    -----------    -----------    -----------

(Loss) income before income taxes (benefit),
   minority interest and extraordinary item                      (5,877)       (11,908)       (17,388)        (2,283)         2,395
Income taxes (benefit)                                              146            160           (322)           113            968
                                                            -----------    -----------    -----------    -----------    -----------

(Loss) income before minority interest and
    extraordinary item                                           (6,023)       (12,068)       (17,066)        (2,396)         1,427
Extraordinary item-utilization of net operating
    loss carryforwards                                             --             --             --             --              748
Minority interest share of losses                                  --             --            2,449          2,902           --
                                                            -----------    -----------    -----------    -----------    -----------
Net (loss) earnings                                         ($    6,023)   ($   12,068)   ($   14,617)   $       506    $     2,175
                                                            ===========    ===========    ===========    ===========    ===========

(Loss) earnings per common and common equivalent share:
   Before extraordinary item                                ($     1.06)   ($     2.12)   ($     2.56)   $      0.09    $      0.34
   Extraordinary item                                              --             --             --             --             0.16
                                                            -----------    -----------    -----------    -----------    -----------
Net (loss) earnings per share                               ($     1.06)   ($     2.12)   ($     2.56)   $      0.09    $      0.50
                                                            ===========    ===========    ===========    ===========    ===========

Weighted average number of common
   and common equivalent shares                               5,700,725      5,700,725      5,700,725      6,013,000      4,605,000
                                                            ===========    ===========    ===========    ===========    ===========

Cash Dividends                                                     --             --             --             --             --
                                                            ===========    ===========    ===========    ===========    ===========

                                                               8/31/96        8/26/95        8/27/94        8/31/93        8/31/92
                                                               -------        -------        -------        -------        -------







Store data:
Company-owned stores open
                 at end of period                                    86             90             55             34             33
Consolidated licensed stores open
                 at end of period                                    64             68             99             73             28
Licensed stores not consolidated
                 open at end of period                               11             11             14             14             14
                                                            -----------    -----------    -----------    -----------    -----------
Total stores open at end of period                                  161            169            168            121             75
                                                            ===========    ===========    ===========    ===========    ===========

                                                               8/31/96        8/26/95        8/27/94        8/31/93        8/31/92
                                                               -------        -------        -------        -------        -------
Balance Sheet Data:
Working capital (deficiency)                                ($   15,757)   ($   10,988)   $     1,240    $    11,573    $    11,053
Total assets                                                     25,435         33,871         44,922         37,488         28,819
Long-term obligations                                               230            337            477            118         11,733
Total liabilities                                                35,741         38,154         37,137         15,305         16,539
(Capital deficiency) stockholders' equity                       (10,306)        (4,283)         7,785         22,183         12,280
(Capital deficiency) stockholders' equity per share         ($     1.81)   ($     0.75)   $      1.37    $      3.69    $      2.67

                                      18

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         The Company is the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofabeds and companion pieces such as loveseats, chairs and recliners and specialty retail stores that specialize in the sale of leather furniture.

         For the fiscal years ended August 31, 1992 and August 31, 1993, the Company did not consolidate the operations of the LP's of which subsidiaries of the Company served as general partners. In November 1994, during the course of its audit, KPMG Peat Marwick, the Company's independent auditor at the time, advised the Company that its method of accounting for the LP's should be changed and would likely require a restatement of previously announced financial results. In addition, on December 2, 1994, as more fully discussed under "Certain Relationships and Related Transactions," a special committee of the Company's Board of Directors delivered a summary report which concluded that the Company had meritorious claims against three members of its management, the Private Company and others. The Company announced these matters publicly in a press release on December 2, 1994. As more fully discussed under "Legal Proceedings," the Company and certain of its management became involved in class action and derivative litigations relating to such matters and, on May 3, 1995, the Securities and Exchange Commission commenced an investigation relating to such matters. In November 1994, the Company determined that it should consolidate the operating losses of such LP's, to the extent they exceeded the capital contributions of the limited partners, in its financial statements for the fiscal year ended August 27, 1994 and the Company subsequently determined that such accounting treatment would have been the appropriate treatment for the 1993 and 1992 fiscal years as well. Accordingly, the 1994, 1995 and 1996 consolidated financial statements include the operations of such LP's in excess of capital contributed by the limited partners as well as those of the Company and its subsidiaries.

         The operating losses in excess of capital contributions of the LP's that are included in the consolidated financial statements are as follows:

                                              Years Ended
                                      ---------------------------
                                             (In Thousands)
                                      8/27/94   8/26/95   8/31/96
                                      -------   -------   -------
Total operating losses before
  capital contributions of LP's       $(9,781)  $(7,288)  $(4,206)
                                      --------  --------  --------

Total capital contributions             2,449      -         -
                                      --------  --------  --------

         Net operating losses         $(7,332)  $(7,288)  $(4,206)
                                      ========  ========  ========

         Two of the LP's, the losses of which are included in the table above for the fiscal year ended August 27, 1994, were subsequently acquired by the Company. The losses of such LP's for that year totalled $2,596,000.

         Prior to fiscal 1996, the Company relied upon the Private Company to provide and maintain all data entry processing and other related services that support its business. Employees of the Private Company provided these services as well as other related services such as all accounts payable (nonmerchandise), all payroll preparation services, inventory control reporting, certain store cash recording and initial review of cash activity and store customer service. Starting in fiscal 1996, the Company has been assuming these responsibilities.

         The Company has for all fiscal years prior to September 1, 1994 engaged the accounting firm of Jerome I. Silverman Company ("JISCO") to provide general accounting and tax services. Effective September 1, 1994, the Company terminated the accounting and tax services of JISCO and hired 19 employees who had previously worked directly for JISCO. This group, under the direction of a new Executive Vice President and Chief Financial Officer hired on August 1, 1994, established the Company's general accounting offices.

RESULTS OF OPERATIONS:

FISCAL YEAR ENDED AUGUST 31, 1996 COMPARED TO FISCAL YEAR ENDED AUGUST 26,
1995:

         Net sales decreased by 15.9% to $106,041,000 for the fiscal year ended August 31, 1996 as compared to $126,074,000 for the year ended August 26, 1995. This decrease is mainly attributable to the closing of eight stores since the prior year period, a physical split of 14 Jennifer Convertibles stores into both a Jennifer Convertibles store and a Jennifer Leather store (thereby cannibalizing sales), a reduction in the number of credit promotions that the Company has been able to offer customers to stimulate business and an industry-wide softness. Comparable store sales (those open for a full year in each period) decreased by 16.3% partially as a result of the physical split described above.

         All royalty income earned in the fiscal year ended August 31, 1996 of $375,000 has been fully reserved due to uncertainty as to the collectibility of such amounts from the Unconsolidated Licensees.

         Cost of sales decreased 16.4% to $72,708,000 for the year ended August 31, 1996 from $86,964,000 for the fiscal year ended August 26, 1995. The dollar decrease of $14,256,000 is attributable to the lower sales and lower occupancy costs due to the closed stores, while the decrease in the cost of sales as a percentage of sales to 68.6% from 69.0% is essentially due to lower costs of merchandise. Warehouse expenses of $5,302,000 and fabric protection services of $2,972,000 provided by the Private Company decreased from $6,304,000 and $3,804,000, respectively, from the previous year due to the lower sales volume in the current fiscal year.

         Selling, general and administrative expenses were $37,618,000 for the fiscal year ended August 31, 1996 as compared to $45,955,000 for the fiscal year ended August 26, 1995, a decrease of $8,337,000 or 18.1% over the prior year. This decrease was due principally to reductions in salaries and related benefits of $3,586,000 (principally because of the lower sales volume which generated lower commissions as well as fewer stores in operation during the current fiscal year) and lower advertising expenses of $3,464,000. Legal fees were higher in the current fiscal year by $403,000 to $1,275,000 primarily because of the new Credit and Security Agreement signed with the Company's principal supplier, Klaussner Furniture Industries, Inc. (see Liquidity and Capital Resources below). Accounting fees declined by $421,000 to $313,000 for the year in part as the result of improved controls installed during the current fiscal year. Various other store expense categories were reduced due to the implementation of the Company's cost reduction programs. Selling, general and administrative expenses as a percentage of sales were 35.5% for the fiscal year ended August 31, 1996 as compared to 36.5% in the prior year.

         The Company's receivables from the Private Company, the Unconsolidated Licensees and S.F.H.C. increased by $952,000 in the fiscal year ended August 31, 1996 to $7,324,000. These entities have losses and capital deficiencies. The Company has fully reserved for all amounts due from the Private Company and the Unconsolidated Licensees. This resulted in a provision for loss of $952,000. In prior years, the Company had reserved the full amounts due which totalled $6,372,000.

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

         Interest income decreased by $116,000 to $195,000 for the fiscal year ended August 31, 1996 as compared to the prior year. The decrease reflects the generally lower level of investments throughout the fiscal year.

         Other income decreased to $880,000 in the fiscal year ended August 31, 1996 from $1,670,000 in the prior year. This decrease is primarily attributable to adjustments related to cancelled customer orders.

         Net (loss) in the fiscal year ended August 31, 1996 was $(6,023,000) compared to a net (loss) of $(12,068,000) in the prior year, a decrease of loss of $6,045,000. The primary reason for the decreased loss was due to expense reductions and operating efficiencies the Company was able to achieve as discussed above together with lower store closing costs and a substantially lower provision for losses from the Private Company and Unconsolidated Licensees reflecting the reduced increase in such amount over the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES:

         As of August 31, 1996, the Company and LP's had an aggregate working capital deficiency of $15,757,000 compared to a deficiency of $10,988,000 at August 26, 1995 and had available cash and cash equivalents of $3,600,000 compared to $7,729,000 at August 26, 1995.

         The Company is continuing to fund the operations of the LP's which, as described above, continue to generate operating losses. All such losses have been consolidated in the Company's consolidated financial statements. Additionally, the Company's receivables from the Private Company, the Unconsolidated Licensees, including S.F.H.C. increased by $952,000 in the current fiscal year. These entities have operating losses and capital deficiencies. Accordingly, a reserve for possible non-collection of such receivables in the amount of $952,000 for the current fiscal year has been provided. There can be no assurance that the total receivables of $7,324,000 will be collected. It is the Company's intention to continue to fund these operations in the future. The Company and the Private Company have entered into offset agreements that permit the two companies to offset their current obligations to each other. As part of such agreements, the Private Company agreed to assume certain liabilities owed to the Company by the Unconsolidated Licensees.

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

         In fiscal 1996 and 1995, the Company and the LP's closed an aggregate of 40 stores. Several were closed for non-performance, but a number of such closings were due to the Company's decision to combine separate Jennifer Convertibles and Jennifer Leather stores located in the same demographic areas into one store. The primary benefit of combining both operations into one store was an elimination of the real estate expenses and other expenses associated with the closed showroom. Additional benefits realized included reductions of personnel and, in a number of cases, elimination of duplicate office equipment and telephone lines. Although combining two stores into one store generally reduces sales, management believes that sales at the combined store will generate more profit due to the elimination or reduction of expenses described above.

         Management feels that with the above noted Klaussner Agreement and the significant cost cutting measures undertaken, including, but not limited to, the closing of stores, the reduction in salaries of certain management personnel, additional vendor allowances of $1,075,000 and cash payments from the Private Company in connection with the offset agreements, ($566,000 received November, 1996) the Company anticipates losses for fiscal 1997 but will have adequate cash flow to fund its operations.

         For the year ended August 31, 1996 and year ended August 26, 1995, the Company and the LP's spent $989,000 and $4,292,000, respectively, for capital expenditures. The Company anticipates capital expenditures totalling approximately $625,000 during fiscal 1997 for general maintenance of its stores.

INFLATION:

         There was no significant impact on the Company's operations as a result of inflation during the fiscal year ended August 31, 1996.

Item 8.  Financial Statements and Supplementary Data.

         See Index immediately following the signature page

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.

         None

Item 10.  Directors and Executive Officers of the Company

         The names and ages of the Company's directors and the Company's executive officers as of November 30, 1996 are as follows:

                                                 Position(s) with the
           Name                Age                     Company
--------------------           ---       ------------------------------------
Harley J. Greenfield            52       Chairman of the Board,
                                         Chief Executive Officer
                                         and President
Edward G. Bohn                  51       Director
Kevin J. Coyle                  52       Director
Edward B. Seidner               42       Director and Executive Vice President
Bernard Wincig                  65       Director
George J. Nadel                 54       Executive Vice President, Chief
                                           Financial Officer and Treasurer
Rami Abada                      37       Executive Vice President and Chief
                                           Operating Officer
Ronald E. Rudzin                34       Senior Vice President - Retail Stores
Leslie Falchook                 36       Vice President - Administration
Kevin Mattler                   39       Vice President - Store Operations


         The Company's directors are elected at the Annual Meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. The Company currently has no compensation or nominating committees.

         The Board of Directors held seven (7) meetings during the 1996 fiscal year. None of the directors attended fewer than 75% of the number of meetings of the Board of Directors or any committee of which he is a member, held during the period in which he was a director or a committee member, as applicable.

         The Board of Directors has a Stock Option Committee, which as of August 31, 1996, consisted of Messrs. Greenfield and Seidner. The Stock Option Committee did not meet during the last fiscal year. The Stock Option Committee is authorized to administer the Company's stock option plans.

         The Board of Directors has an Audit Committee, which during the fiscal year ended August 31, 1996, consisted of Harley Greenfield, Bernard Wincig, Edward Bohn and Kevin Coyle. During such fiscal year, the Audit Committee held nine (9) meetings. The Audit Committee is responsible for reviewing the adequacy of the structure of the Company's financial organization and the implementation of its financial and accounting policies. In addition, the Audit Committee reviews the results of the audit performed by the Company's outside auditors before the Annual Report to Stockholders is published.

         The Company also has a Monitoring Committee consisting of Edward Bohn, Kevin Coyle and Bernard Wincig to monitor transactions between the Company and the Private Company.

         Set forth below is a biographical description of each director and executive officer of the Company as of August 31, 1996.

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

Item 11.   Executive Compensation

                          SUMMARY COMPENSATION TABLE

     The following table sets forth compensation paid for the fiscal years ended August 31, 1996, August 26, 1995 and August 27, 1994 (or such shorter period as such employees were employed by the Company) of those persons who were (i) the chief executive officer at August 31, 1996 and (ii) the four other most highly compensated executive officers of the Company at August 31, 1996 whose total annual salary and other compensation exceeded $100,000 (collectively, the "Named Executive Officers").






















                                    ANNUAL        LONG-TERM
                                 COMPENSATION    COMPENSATION
                                 ------------    ------------
                                                 SECURITIES
   NAME AND               FISCAL                 UNDERLYING    ALL OTHER
PRINCIPAL POSITION         YEAR    SALARY ($)    OPTIONS (#)  COMPENSATION
------------------         ----    ----------    -----------  ------------
Harley J. Greenfield,      1996     $352,307          0             0
 Chairman of the           1995      400,000          0             0
 Board, Chief              1994            0          0             0
 Executive Officer
 and President

Edward B. Seidner,         1996     $264,231                        0
 Executive Vice            1995      300,000
 President

George J. Nadel            1996     $250,000          0             0
 Executive Vice            1995      202,083     50,000(1)
 President and Chief       1994     16,667(1)         0
 Financial Officer

Leslie Falchook,           1996     $127,712          0             0
 Vice President -          1995      144,670          0             0
 Administration            1994      144,670          0

Rami Abada                 1996     $132,115          0             0
 Executive Vice            1995      150,000          0             0
 President and Chief       1994      100,000          0             0
 Operating Officer

Ronald E. Rudzin           1996     $132,115          0             0
 Senior Vice               1995      150,000          0             0
 President Retail          1994      100,000          0             0
 Stores
                                      28

----------

(1) Mr. Nadel joined the Company on August 1, 1994. On August 1, 1995, Mr. Nadel was granted options to purchase 25,000 shares of Common Stock at $2.50 per share and, on February 1, 1995, Mr. Nadel was granted options to purchase 25,000 shares of Common Stock at $3.53 per share, in each case the market value on the date of grant. Such options vest over a three-year period.

         Non-employee directors currently receive a fee of $10,000 per year, plus $500 per meeting attended (an aggregate of $82,800 in fiscal 1996). Directors are reimbursed for out-of-pocket expenses incurred in connection with their services as such.

         Effective February 1, 1996, the salaries of each of the Company's officers was reduced (other than George J. Nadel, a portion of whose salary was deferred), in connection with the Company's costcutting program. The annual salaries of the Company's executive officers, effective February 1, 1996 are as follows: Harley Greenfield-$320,000; Edward Seidner - $240,000, George J. Nadel - $225,000, Rami Abada - $120,000, Ronald E. Rudzin - $120,000, Leslie Falchook - $116,000 and Kevin Mattler - $96,000.

Stock Option Plans

         The Company has Incentive and Non-Qualified Stock Option Plans (the "Plans"), pursuant to which, as of August 31, 1996, options to purchase an aggregate of 631,547 shares of Common Stock were outstanding and under which options to purchase an aggregate of 215,453 shares of Common Stock were available for grant. In addition, options granted outside of the Plans to purchase an additional 180,000 shares of Common Stock were outstanding as of August 31, 1996. The Plans are administered by a Stock Option Committee (the "Committee") consisting of two persons appointed by the Board of Directors. As of August 31, 1996, the Committee consisted of Harley Greenfield and Edward B. Seidner. The Committee has full and final authority (a) to determine the persons to be granted options, (b) to determine the number of shares subject to each option and whether or not options shall be incentive stock options or non-qualified stock options, (c) to determine the exercise price per share of the options (which, in the case of incentive stock options, may not be less per share than 100% of the fair market value per share of the Common Stock on the date the option is granted or, in the case of a stockholder owning more than 10% of the stock of the Company, not less per share than 110% of the fair market value per share of the Common Stock on the date the option is granted),
(d) to determine the time or times when each option shall be granted and become exercisable and (e) to make all other determinations deemed necessary or advisable in the administration of the Plans. In determining persons who are to receive options and the number of shares to be covered by each option, the Committee considers the person's position, responsibilities, service, accomplishments, present and future value to the Company, the anticipated length of his future service and other relevant factors. Members of the Committee are not eligible to receive options under the Plans or otherwise during the period of time they serve on the Committee and for one year prior thereto, but may receive options after their term on the Committee is over. Officers and directors, other than members of the Committee, may receive options under the Plans. The exercise price of all options granted under or outside of the Plans equalled or exceeded the market value of the underlying shares on the date of grant.

                       OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted during the fiscal year ended August 31, 1996.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                           Name of Securities Underlying           Value of Unexercised
                                                               Unexercised Options at             In-the-Money Options at
                                                                   August 31, 1996                   August 31, 1996(1)
                            Shares Acquired on    Value
Name                           Exercise (#)     Realized  Unexercisable       Exercisable     Unexercisable        Exercisable
----------------------         ------------     --------  -------------       -----------     -------------        -----------
Harley J. Greenfield (2)(4)        N/A             N/A        30,000            267,047            $0                  $0
Edward B. Seidner                  N/A             N/A          0                  0                0                   0
George J. Nadel(3)(4)              N/A             N/A        33,332            16,668              0                   0
Leslie Falchook(4)(5)              N/A             N/A          0               20,000              0                   0
Rami Abada                         N/A             N/A          0                  0                0                   0
Ronald E. Rudzin(4)(6)             N/A             N/A          0               50,000              0                   0

----------

(1) Amount reflects the market value of the underlying shares of Common Stock as reported on the Bulletin Board on August 31, 1996 (a bid price of $2.50) less the exercise price of each option.

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

(3) Includes 25,000 options granted on August 1, 1995 to Mr. Nadel at an exercise price of $2.50 per share and 25,000 options granted on February 1, 1995 at an exercise price of $3.53 per share, of such options, 16,668 were exercisable at August 31, 1996.

(4) All options were granted at an exercise price equal to the market value of the underlying Common Stock on the date of grant.

(5) Includes 20,000 options granted on January 25, 1993 to Mr. Falchook at an exercise price of $13.125 per share. All of such options were exercisable at August 31, 1996.

(6) Includes 50,000 options granted on March 7, 1988 at an exercise price of $2.75 per share, which options have all vested.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of August 31, 1996, information regarding the beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to be the owner of more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers (as defined in Item 11) and (iv) by all directors and executive officers of the Company as a group:

                                        Amount and Nature             Percent (%) of Class
                                         of Beneficial                  Outstanding as of
Beneficial Owner                          Ownership(1)                   August 31, 1996
----------------                          ------------                   ---------------
Harley J. Greenfield                      1,181,241 (2)(3)                    19.8%
Fred J. Love                                585,662 (2)(5)(6)                 10.3
Edward B. Seidner                           553,914 (2)(4)                     9.7
Jara Enterprises, Inc. ("Jara")             343,579 (6)                        6.0
JCI Consultants, L.P                      1,200,000 (3)(7)                    17.4
Bernard Wincig                              144,573 (8)                        2.5
Edward G. Bohn                                8,334 (9)                        0.1
Kevin J. Coyle                                9,584 (9)                        0.2
Leslie Falchook                              45,000 (10)                       0.8
George J. Nadel                              16,668 (11)                       0.3
Rami Abada                                   53,000 (12)                       1.0
Ronald E. Rudzin                             62,500 (13)                       1.1
Hans J. Klaussner and Klaussner           1,085,623 (15)                       19.0


All directors and executive               1,707,441 (2)(3)(4)(5)(6)(8)(9)      27.9
officers as a group (ten (10) persons)              (10)(11)(12)(13)(14)(15)

----------

*      Less than 0.1%

(1) All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

(2) The address of Messrs. Greenfield and Seidner is c/o Jennifer Convertibles, 419 Crossways Park Drive, Woodbury, New York 11797. The address of Fred J. Love is One Ames Court, Plainview, New York 11803. Mr. Greenfield and Mr. Love are brothers-in-law. See "Certain Relationships and Related Transactions." The shares of Common Stock owned by Messrs. Greenfield, Seidner and Love and the Private Company were pledged to Klaussner as part of the Klaussner Transaction. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Includes (a) 492,916 shares of Common Stock owned by Messrs. Love and Seidner which have been placed in a voting trust (the "Voting Trust") (which expired in October 1996) administered by Mr. Greenfield as a voting trustee, pursuant to the Jennifer Voting Trust Agreement, under which Mr. Greenfield has shared voting and shared dispositive power with respect to such shares, (b) 171,790 Shares owned by Jara and representing a portion of 292,831 shares underlying options granted to Mr Greenfield by Mr. Love (which are already included as beneficially owned under (a) above) and the Private Company (the Greenfield Option"), over which Mr. Greenfield has no voting power but has shared dispositive power, as such shares may not be disposed of without the consent of Mr. Greenfield, and (c) 267,047 shares underlying vested options (but does not include 30,000 shares of Common Stock underlying stock options not vested as of August 31, 1996) granted to Mr. Greenfield by the Company, with respect to which shares Mr. Greenfield would have sole voting and dispositive power upon exercise of such options. See "Executive Compensation." Does not include 1,200,000 shares of Common Stock underlying options, which became exercisable on April 1, 1996, owned by JCI Consultant, L.P. ("JCI") and as to which Mr. Greenfield would be voting trustee. See "Certain Relationships and Related Transactions."

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

(6) All of such shares are beneficially owned by Mr. Love , the sole stockholder of Jara. Includes shares of Common Stock owned by three of Jara's wholly-owned subsidiaries. Jara's address was 245 Roger Avenue, Inwood, New York 11696 as of August 31, 1996 and is One Ames Court, Plainview, New York 11803 as of the date of this Annual Report. Mr. Love has sole voting and shared dispositive power over such shares, as such shares are subject to the Options and may not be disposed of without the consent of the relevant Optionee. Does not include 50,000 shares of Common Stock pledged to Jara by Rami Abada, an executive officer of the Company.

(7) Represents 1,200,000 shares of Common Stock underlying exercisable options.

(8) Includes 8,800 shares of Common Stock owned by Mr. Wincig's wife and 25,000 shares of Common Stock underlying vested options.



(9) Includes, as to each individual, 8,334 shares of Common Stock underlying vested options, but does not include, as to each individual, 16,666 shares of Common Stock underlying options granted, which options have not yet vested.

(10) Includes 20,000 shares of Common Stock underlying options which have vested.

(11) Includes 16,666 shares of Common Stock underlying options which are exercisable, but does not include 33,334 shares of Common Stock underlying options which are not currently exercisable.

(12)   Includes 50,000 shares pledged to Jara as described in Note 6.

(13)   Includes 50,000 shares of Common Stock underlying vested options.

(14) Includes 25,000 shares of Common Stock underlying options granted to an officer of the Company other than a Named Executive Officer, which options are currently exercisable.

(15) Represents shares pledged to Klaussner by Messrs. Greenfield, Seidner and Love and Jara pursuant to the Klaussner transaction. Based on information contained in the Schedule 13D filed by Hans J. Klaussner and Klaussner, Hans J. Klaussner is the sole stockholder of the parent of Klaussner and, accordingly, may be deemed the beneficial owner of shares owned by Klaussner. The principal address of Klaussner is 405 Lewallen Street, Asheboro, North Carolina 27203. Hans J. Klaussner's address is 7614 Gegenbach, Germany.

         Based on the Company's review of reports filed by directors, executive officers and 10% shareholders of the Company on Forms 3, 4 and 5 pursuant to Section 16 of the Securities and Exchange Act of 1934, all such reports were filed on a timely basis during fiscal year 1995.

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

       Until November 1994 when Messrs. Greenfield and Seidner sold their interests in the Private Company for a long-term note (the "Jara Notes") and options to purchase the Common Stock owned by Mr. Love and the Private Company, Harley J. Greenfield (the Chairman of the Board, Chief Executive Officer, President and a principal stockholder of the Company), Fred J. Love (a director of the Company until August 10, 1995 and principal stockholder of the Company as of August 31, 1996) and Edward B. Seidner (a director, officer and principal stockholder of the Company) each owned 33-1/3% of Jara, which, together with its subsidiaries, comprises the Private Company, which owns or licenses the Private Stores. Following such sale, Mr. Love beneficially owns 100% of the Private Company. The Private Company is responsible for the warehousing for the Company-owned stores, the Company's licensed stores and the Private Stores, and leases and operates the Warehouse Facilities. Until December 31, 1993, the Private Company was also responsible for the purchasing and for certain advertising and promotional activities for the Company-owned stores, the Company's licensed stores and the Private Stores. Effective January 1, 1994, the Company assumed the responsibility for purchasing and advertising for itself, its licensees, and the Private Stores. The Private Company is responsible for an amount which approximates its pro-rata share of all advertising production costs and costs of publication of promotional material within the New York area. Until October 28, 1993, a corporation of which Messrs. Greenfield, Seidner and Love each owned 33-1/3% (the "Licensor") owned the trademarks "Jennifer Convertibles(R)" and "With a Jennifer Sofabed, There's Always a Place to Stay(R)" (collectively the "Marks"). On October 28, 1993, the Marks were assigned to the Company from the Licensor for nominal consideration, and the Company agreed to license such Marks to Jara in New York, as described below. Mr. Love is, and until November 1994, Mr. Seidner was, an executive officer and director of Jara and the Licensor. During the fiscal year ended August 31, 1996, Mr. Seidner received approximately $360,000 of interest on the Jara Notes from the Private Company. During the fiscal year ended August 31, 1996, Mr. Greenfield received approximately $360,000 of interest on the Jara Notes from the Private Company. With the exception of 6,250 shares owned directly by

Mr. Seidner, as of August 31, 1996, the shares of Common Stock directly owned by Messrs. Love and Seidner were in a voting trust, which expired October 15, 1996, administered by Mr. Greenfield as voting trustee. The shares of Common Stock owned by Messrs. Greenfield, Love, and Seidner and Jara were pledged to Klaussner as part of the Klaussner transaction. In November 1994, Mr. Greenfield and Mr. Seidner sold their interests in the Private Company in exchange for the Jara Notes and options (the "Buy-Out Options") to purchase the Common Stock owned by Mr. Love and the Private Company. The Jara Notes are $10,273,204 in aggregate principal amount ($5,136,602 owned by Mr. Greenfield and $5,136,602 owned by Mr. Seidner), bear interest at a rate of 7.5% per annum and are due in December 2023. Only interest is payable on the Jara Notes until December 1, 2001 and, thereafter principal is payable monthly through the maturity date. The Jara Notes are secured by (i) a security interest in the Private Company's personal property, (ii) Mr. Love's personal guarantee of the Private Company's performance under the Jara Notes, and (iii) a stock pledge by Mr. Love of his stock in the Private Company to secure his obligations under the guarantees. Subject to court approval of the Settlement Agreement, Messrs. Greenfield and Seidner have agreed to subordinate, until January 1, 1999, their right to receive payments in respect of the Jara Notes, if the Private Company is in default in the payment of any cash obligation to the Company arising after August 7, 1996. Such subordination does not apply to any distribution in respect of a disposition of substantially all of the assets of the Private Company. The Buy-Out Options are exercisable for an aggregate of 585,662 shares of Common Stock (292,831 by Mr. Greenfield and 292,831 by Mr. Seidner) at a price of $15.00 per share until they expire on November 7, 2004.

The License

       Pursuant to a license agreement between the Company and Jara, Jara has the perpetual, royalty-free right to use, and to sublicense and franchise the use of, the Marks in the State of New York. The license is exclusive in such territory, subject to certain exceptions.

The Purchasing and Warehousing Agreement

       Prior to January 1, 1994, the Private Company and the Company were parties to a Warehousing and Purchasing Agreement (the "Original Warehousing Agreement") pursuant to which the Private Company was obligated to make merchandise available to the Company on the same basis as such merchandise was made available to the Private Stores and was obligated to promptly order merchandise requested by the Company to fill special orders. The Original Warehousing Agreement provided that the Private Company would sell such merchandise to the Company at the Private Company's cost. Additionally, the Private Company was obligated to provide certain warehousing and handling services to the Company for up to 100 Company-owned stores and 200 Company licensed stores. In return, the Company paid the Private Company a fee equal to 5% of the retail selling price of all merchandise (including the retail selling price of any related services, such as fabric protection and merchandise warranties) delivered to customers of the Company's stores from the warehouse facilities operated by the Private Company, plus 5% of the retail selling price of all merchandise delivered from such warehouse facilities to Company-owned stores for display purposes. Effective January 1, 1994, the Company assumed the responsibility for purchasing for itself, its licensees and the Private Company. However, the Private Company continued to provide warehousing and handling services as described above. During the fiscal year ended August 31, 1996 the Company and the LPs paid warehouse fees to the Private Company aggregating approximately $5,302,000. During the fiscal year ended August 31, 1996, the Private Company purchased from the Company approximately $10,200,000 of merchandise (net of discounts and allowances). Under the terms of the Warehousing Agreement, however, the Company was not obligated to use the Private Company's warehouse facilities or purchase through the Private Company. As part of the transfer of the purchasing function, the Private Company, on May 29, 1994, agreed to pay the Company $1,000,000 representing discounts and allowances received from suppliers with respect to merchandise previously delivered. Such payment was in the form of a note, dated May 29, 1994, calling for payments in 36 equal monthly installments and bearing interest at 8% per annum. The Private Company made $333,334 of payments on such note during the fiscal year ended August 31, 1996, leaving $305,555 principal amount outstanding as of August 31, 1996.

       As set forth in "Business-Warehousing," the Private Company also provides certain other services at the Warehouse Facilities, including arranging for goods to be delivered to the Warehouse Facilities and customers and providing fabric protection, customer service and warranty services. The Private Company is reimbursed by the Company and its licensees for freight charges on deliveries to the Warehouse Facilities at predetermined freight rates. The Private Company also provides fabric protection services, including a life-time warranty, to customers of the Company and its licensees. The Company retains approximately 2/3 of the revenues from fabric protection and the warranty. During the fiscal year ended August 31, 1996, the Company and the LPs paid $3,042,000 for freight charges and $2,972,000 for fabric protection to the Private Company. See "The Committee Report" below.

       The Inwood, New York warehouse facility (the "Inwood Warehouse"), which was the main facility servicing the Company's stores until such facility was sold in June 1996, was owned (subject to a ground lease) equally by two corporations, one of which was owned 33-1/3% by each of Messrs. Greenfield, Love and Seidner and the other of which was partially owned by the brother-in-law of Isabelle Silverman, the Company's Vice President-Finance and Treasurer from May 1, 1992 to January 1, 1994. On December 1, 1994, the Inwood Warehouse was transferred to a corporation owned by Fred Love. On June 29, 1988, the Company acquired a 10-year option to purchase the Inwood Warehouse (subject to a ground lease with a non-affiliate expiring in February 2035) for its appraised value, as of June 1988, of $9,000,000, increasing each year of the option period by an additional $900,000. The option was granted in consideration of the guarantee by the Company, and others, of $6,500,000 of mortgage financing on the Inwood Warehouse. The guarantors, other than the Company (i.e., Jara and Messrs. Greenfield, Love and Seidner), agreed to indemnify the Company against any loss under the guarantee and agreed to pay the Company an annual guarantee fee of $32,500, representing 1/2 of 1% of the amount guaranteed. As of August 31, 1993, the mortgage was refinanced and the amount guaranteed by the Company was reduced from $6,500,000 to $5,000,000 (which mortgage was scheduled to become due on October 7, 1994). The mortgage was refinanced again, in October 1994, and was due over a five-year period with a final maturity date of October 7, 1999. The Company guaranteed a portion of the debt equal, at any time, to 60% of the aggregate amount of the debt then outstanding. The other guaranty and indemnity arrangements as to such refinancing were the same as for the original financing, and the Company was entitled to receive an annual guarantee fee of 1/2 of 1% of the amount guaranteed. In March

1996, as part of the Klaussner Transaction, among other things, Klaussner loaned the Private Company $1,440,000, which was used to reduce the debt guaranteed by the Company from $4,800,000 to $3,360,000 and the lender agreed that the Company's liability under the guarantee would be limited to the lesser of 60% of the debt or $2,016,000. In June 1996, in connection with the sale of the Inwood Warehouse, the mortgage was extinguished without liability to the Company. The Company also guarantees the lease for the Private Company's satellite warehouse in California. Such lease expires September 30, 1998 and the annual base rent is $133,000. Pursuant to an agreement dated September 1, 1993, the Company is indemnified against any liability arising under such guaranty by the Private Company.

       By agreement, dated May 19, 1995, between the Company and the Private Company, the parties agreed to settle a dispute as to certain discounts and allowances on merchandise owed to the Company by the Private Company and certain licensees managed by the Private Company for the period from January 1, 1994 to April 30, 1995. The agreement provides that the Private Company will pay the Company $473,000, $200,000 of which was paid in May 1995, and the balance in five equal installments (inclusive of interest at a rate of 10.5% per annum) through November 1, 1995. As of December 1995, all of such amounts had been paid. In addition, the Company agreed, beginning in May 1995, to pay the Private Company its share of discounts and allowances within 30 days of the end of each month.

       By agreement (the "Offset Agreement") dated November 1, 1995, the Private Company and the Company acknowledged that as of August 26, 1995 the Private Company owed the Company $9,267,962, certain licensees owed the Company $2,117,616 for merchandise purchased (of which $1,865,813 was past due) and the Company owed the Private Company $11,459,677. In addition, the Private Company agreed to assume the obligations of the licensees referred to above and to offset the amounts owed to the Company by the Private Company against the amounts owed to the Private Company by the Company. By agreement dated March 1, 1996, the Private Company and the Company agreed to continue to offset, on a monthly basis, amounts owed by the Private Company and certain licensees to the Company for purchasing, advertising, and other services and matters against amounts owed by the Company to the Private Company for warehousing services, fabric protection, freight and other services and matters. Amounts owed by the Private Company to the Company as of August 31, 1996 are reserved against in the accompanying consolidated financial statements due to uncertain collectibility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Advertising Agreement

       Under the advertising agreement with the Private Company, the Private Company bears a share of all advertising production costs and costs of publication of promotional advertising material within the New York area. During the fiscal year ended August 31, 1996, the Company charged the Private Company and the Unconsolidated Licensees $2,374,000 for advertising.

Jennifer Living Rooms

       In September 1996, the Company, opened two test "Jennifer Living Rooms" stores in St. Louis, Missouri. As part of its license with the Private Company, the Private Company also has the royalty free right to open "Jennifer Living Rooms" stores in New York. In October 1996, the Private Company began operating a test store in New York under the name "Jennifer Living Rooms."

Other Matters

       As described under the heading "The Committee" below, a committee of the Board of Directors consisting of Michael Colnes concluded that the Company had claims against Messrs. Greenfield, Love, Seidner and the Private Company. During fiscal 1996, the Company paid legal fees for Harley J. Greenfield of $44,700 in connection with these matters.

JCI

       Related parties of JCI, which is the holder of options to purchase 1,200,000 shares of Common Stock, also own a majority limited partnership interest in Jennifer Chicago, L.P. (the "Chicago Partnership"), an LP which operates, pursuant to a license agreement with the Company, 15 Jennifer Convertibles stores in the Chicago, Illinois area, and, until the Company purchased it as of September 1, 1994, Jennifer L.P. II ("L.P. II"), an LP which operated, pursuant to a license agreement with the Company, 21 Jennifer Convertible stores in the Detroit, St. Louis, Indianapolis, Milwaukee and Kansas City metropolitan areas. During the fiscal year ended August 31, 1996, the Company earned $507,000 of royalties from the Chicago Partnership, which are not separately shown in the financial statements due to the consolidation of the LPs for financial statement purposes.

Other Matters

       In January 1994, Rami Abada, the Company's Executive Vice President and Chief Operating Officer, and Ronald Rudzin the Company's Senior Vice President
- Retail Stores, joined the Company. Mr. Abada and Mr. Rudzin each own interests in certain licensed Jennifer Convertibles stores, which they acquired while employees of the Private Company. Mr. Abada owned until October 1996, a 20% interest in one corporation which owns six licensed Jennifer Convertibles stores. During the year ended August 31, 1996, such corporation incurred approximately $160,000 in royalties and $1,443,000 for merchandise purchases owed to the Company. Such entity did not make any payments to the Company in respect of a 9% secured note, due December 31, 2001, in the original principal amount of $810,000 (which principal amount was $638,000 as of August 31, 1996). In addition, such corporation owes the Company $500,000 principal amount under a Revolving Credit Agreement pursuant to which all available revolving credit loans have been drawn down. Such loans bear interest at prime plus 3% and were due on June 1, 1995. Mr. Abada also owned a 20% interest in each of two corporations, (until October 1996, when he acquired the remaining 80% interest in such corporations) which each own a licensed Jennifer Convertibles store. During the year ended August 31, 1996, such corporations incurred an aggregate of approximately $80,300 in royalties and $714,900 for merchandise purchases owed to the Company. Mr. Rudzin owns one licensed Jennifer Convertibles store and his father owns two licensed Jennifer Convertibles stores which during the fiscal year ended August 31, 1996 incurred approximately $34,000 (for Mr. Rudzin's stores) and $100,600 (for Mr. Rudzin's father's stores) of royalties and $308,400 (for Mr. Rudzin's store) and $892,200 (for Mr. Rudzin's father's stores) for merchandise purchases. During the fiscal year ended August 31, 1996, Mr. Abada received $328,000 of salary, severance pay, distributions and other payments from such licensees and the Private Company and Mr. Rudzin received approximately $198,000 of salary, distributions and other payments from such licensees and the Private Company. Amounts owed to the Company by the corporate licensees referred to above, (each of which is an Unconsolidated Licensee) have been fully reserved against in the accompanying financial statements for the 1994, 1995 and 1996 fiscal years due to uncertain collectibility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Subject to court approval of the Settlement Agreement, Mr. Abada and Mr. Rudzin have agreed, from the date of such approval forward, to personally guarantee the merchandise purchases and royalty obligations of the Unconsolidated Licensees in which they respectively have an ownership interest.

       The Company uses and the Private Company from time to time, also uses Wincig & Wincig, a law firm of which Bernard Wincig, a director of the Company and a stockholder, is a partner. Mr. Wincig received approximately $188,500 of legal fees from the Company and the LPs and an aggregate of approximately $36,000 from the Private Company during the fiscal year ended August 31, 1996.

       In November 1996, Klaussner agreed to give the Company $1,075,000 of vendor allowances. See also "Business- Sources of Supply" for other transactions with Klaussner.

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

Fabric Protection

       A.  The Committee Report

       The Private Company provides fabric protection services, including a life-time warranty, to those customers of the Company and its licensees who purchase such services. Approximately 2/3 of the revenues from fabric protection are retained by the Company and its licensees. The remaining 1/3 (approximately $3,300,000 and $3,800,000 paid by the Company and the LPs for the years ended August 27, 1994 and August 31, 1996, respectively) was paid to the Private Company and has been used, according to the Response, to cover the cost of fabric protection and warranty services and to fund the provision of additional services to the Company and the LPs which the Private Company was not obligated to provide. The Committee Report concluded that since the Company's Board of Directors had never approved the arrangement, the Company had a claim against the Private Company for an amount equal to the profit made by it for providing such services.

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

----------
(2)    SFHC was created for the specific purpose of acquiring Summit.

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

          (b)     Reports on Form 8-K.

                  During the quarter ended August 31, 1996, the Company did not file Current Reports on Form 8-K.

          (c)     Exhibits.

          3.1 - Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement -File Nos. 33-22214 and 33-10800 (the "Registration Statement").

          3.2 - By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended August 26, 1995).

          4.1 - Form of Underwriter's Warrant for the purchase of shares of Common Stock (Incorporated herein by reference to Exhibit
                  4.2 to the Company's Registration Statement on Form S-2 - File No. 33-47871 (the "Registration Statement on Form S-2")).

          10.1 - Incentive and Non-Qualified Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

          10.2 - Stock Option Agreement, dated March 21, 1991, between Jennifer Convertibles, Inc. and JCI Consultant L.P. (Incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated March 21, 1991).

          10.3  - Voting Trust Agreement, dated March 21, 1991, between
                  Harley J. Greenfield, Jennifer Convertibles, Inc. and JCI Consultant L.P. (Incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated March 31, 1991).

          10.4 - Registration and Sales Agreement, dated March 21, 1991, between Jennifer Convertibles, Inc. JCI Consultant, L.P., Harley J. Greenfield, Fred J. Love, Edward B. Seidner and Jara Enterprises, Inc. (Incorporated herein by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated March 21, 1991).

          10.5 - Agreement of Limited Partnership of Jennifer Chicago, L.P. (the "Partnership"), dated July 24, 1991 (Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated July 24, 1991 - related to series of agreements related to Limited Partnership of Jennifer Chicago L.P.).

          10.6 - Purchase Option Agreement, dated July 24, 1991, between Jennifer Convertibles, Inc. and the limited partner of the Partnership (Incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated July 24,
                  1991).

          10.7 - Omnibus Agreement, dated July 24, 1991, between Jennifer Convertibles, Inc. and the Partnership (Incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated July 24, 1991).

          10.8 - Warehousing and Purchasing Agreement, dated July 24, 1991, between Jennifer Convertibles Inc., and the Partnership (Incorporated herein by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated July 24, 1991).

          10.9 - Amended and restated 1991 Incentive and Non-Qualified Stock Option Plan (Incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-2).

          10.10 - Amendment to Stock Option Agreement dated February 25, 1992 between the Company and JCI (Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated February 25, 1992).

          10.11 - Letter Agreement dated February 25, 1992 among the Company, JCI and Harley J. Greenfield, amending a Voting Trust Agreement (Incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated February 25, 1992).

          10.12 - Amended and Restated Registration and Sale Agreement dated as of February 25, 1992 among the Company, JCI, Harley J. Greenfield, Fred J. Love,

                  Edward B. Seidner and Jara (Incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 25, 1992).

          10.13 - Warehousing Agreement, dated as of December 31, 1993, between Jennifer Convertibles, Inc. and Jennifer Warehousing, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 26, 1994).

          10.14 - Purchasing Agreement, dated as of December 31, 1993, between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 26, 1994).

          10.15 - Advertising Agreement, dated as of December 31, 1993, between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ending February 26, 1994).

          10.16 - Amendment No. 1 to Warehousing Agreement, dated as of May 28, 1994, amending the Warehousing Agreement referred to in
                  10.29 and the related Rebate Note. (Incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended August 27, 1994).

          10.17 - Amendment No. 1 to Purchasing Agreement, dated as of May 28, 1994, amending the Purchasing Agreement referred to in
                  10.30. (Incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended August 27, 1994).

          10.18 - License Agreement, dated as of October 28, 1993, among Jennifer Convertibles Licensing Corp. and Jara Enterprises, Inc. (Incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated November 30,
                  1993).

          10.19 - Letter Agreement with JCI Consultant, L.P. (Incorporated herein by reference to the Company' Current Report on Form 8-K dated August 1, 1994).

          10.20 - Agreement, dated as of May 19, 1995, among Jennifer Convertibles, Inc., Jennifer Purchasing Corp., Jara Enterprises, Inc. and the licensees signatory thereto. (Incorporated herein by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended August 26, 1995.)

          10.21 - Agreement, dated as of November 1, 1995, among Jennifer Convertibles, Inc., Jennifer Purchasing Corp., Jara Enterprises, Inc. and the licensees signatory thereto. (Incorporated herein by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K the for fiscal year ended August 26, 1995.)

          10.22 - Settlement Agreement, dated as of March 8, 1996, between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated March 18, 1996).

          10.23 - Memorandum of Understanding for Settlement of Jennifer Convertibles Securities Litigation (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 18, 1996).

          10.24 - Memorandum of Understanding for Settlement of Certain Derivative Claims (Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated March 18,
                  1996).

          10.25 - Form of Note, dated November 1994, made by Jara
                  Enterprises, Inc. to Harley J. Greenfield and Edward B. Seidner. (Incorporated herein by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended August 26, 1995.)

          10.26 - Form of Option, dated November 7, 1994 to purchase Common Stock from Fred Love, Jara Enterprises, Inc. and certain subsidiaries to Harley J. Greenfield and Fred Love. (Incorporated herein by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended August 26, 1995.)

          10.27 - Form of Subordination Agreement, dated as of August 9, 1996, by Harley J. Greenfield and Edward B. Seidner. (Incorporated herein by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended August 26, 1995.)

          10.28 - Credit and Security Agreement, dated as of March 1, 1996, among Klaussner Furniture Industries, Inc. and Jennifer Convertibles, Inc. and the other signatories thereto (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated March 18, 1996).

          11.1 - Statement re computation of Net (Loss) Per Share (for fiscal years ended August 31, 1996, August 26, 1995 and August 27, 1994).

          22.1 - Subsidiaries of the Company. (Incorporated herein by reference to Exhibit 22.1 on the Company's Annual Report on Form 10-K for fiscal year ended August 27, 1994.)

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

                                    JENNIFER CONVERTIBLES, INC.

                                    By: /s/ Harley J. Greenfield
                                        --------------------------
                                    Harley J. Greenfield, Chairman
                                    of the Board, President and
                                    Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

NAME                            POSITION                        DATE
----                            --------                        ----

/s/ Harley J. Greenfield
    ------------------------
    Harley J. Greenfield        Chairman of the Board,     December 6, 1996
                                President and Chief
                                Executive Officer
                                (Principal Executive
                                Officer)

/s/ George J. Nadel
    ------------------------
    George J. Nadel             Executive Vice President,  December 6, 1996
                                Chief Financial Officer
                                and Treasurer (Principal
                                Financial Officer and
                                Principal Accounting
                                Officer)

/s/ Edward B. Seidner
    ------------------------
    Edward B. Seidner           Director                   December 6, 1996


/s/ Bernard Wincig
    ------------------------
    Bernard Wincig              Director                   December 6, 1996


/s/ Edward Bohn
    ------------------------
    Edward Bohn                 Director                   December 6, 1996


/s/ Kevin J. Coyle
    ------------------------
    Kevin J. Coyle              Director                   December 6, 1996

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                         Index to Financial Statements




Independent Auditors' Report.........................................F1

Consolidated Balance Sheets at August 31, 1996 and
  August 26, 1995 ...................................................F3

Consolidated Statements of Operations for the years ended
August 31, 1996, August 26, 1995 and August 27, 1994.................F4

Consolidated Statements of Stockholders' Equity
(Capital Deficiency) for the years ended August 31, 1996,
August 26, 1995 and August 27, 1994..................................F5

Consolidated Statements of Cash Flows for the years ended
August 31, 1996, August 26, 1995 and August 27, 1994.................F6

Notes to the Consolidated Financial Statements.......................F7

                        REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Jennifer Convertibles, Inc.
Woodbury, New York


        We have audited the accompanying consolidated balance sheets of Jennifer Convertibles, Inc. (the "Company") and subsidiaries as at August 31, 1996 and August 26, 1995, and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for the year ended August 31, 1996. These financial statements are the responsibility of the Company's management.

        We conducted our audits of the consolidated balance sheets as at August 31, 1996 and August 26, 1995, and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for the year ended August 31, 1996, in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated balance sheets as at August 31, 1996 and August 26, 1995, and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for the year ended August 31, 1996 present fairly, in all material respects, the consolidated financial position of Jennifer Convertibles, Inc. and subsidiaries at August 31, 1996 and August 26, 1995, and the consolidated results of their operations and their cash flows for the year ended August 31, 1996, in conformity with generally accepted accounting principles.

        We were engaged to audit the consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows of the Company for the years ended August 26, 1995 and August 27, 1994. These financial statements are the responsibility of the Company's management.

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

        As discussed in Notes 1 and 3, a company owned by three officers of the Company (the "Private Company") performed purchasing, warehousing and inventory control, distribution, fabric protection, advertising, data processing and other services on behalf of the Company for all or part of the periods covered by the accompanying financial statements. Effective January 1, 1994, the Company began providing the purchasing and advertising services for itself, the Private Company and other affiliates. The Private Company was unable to provide us with documentation for certain of the transactions performed by the Private Company on behalf of the Company.

                                      F1

        The Company did not have an adequate system of internal accounting controls over the financial information processed for the Company by the Private Company prior to August 26, 1995. Further, the chief financial officer of the Company has stated that he was unable to maintain internal controls over the financial data processed by the Private Company on behalf of the Company and that the Company was seriously deficient regarding the adequacy of internal controls that support its operations prior to August 26, 1995. As a result of this lack of control, the chief financial officer has stated that he was unable to provide certain representations we requested regarding the Company's statements of operations and cash flows for the year ended August 26, 1995 and the financial statements as at and for the year ended August 27, 1994.

        Because of the matters discussed in the preceding three paragraphs, we are unable to express, and we do not express, an opinion on the accompanying consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for the years ended August 26, 1995 and August 27, 1994. No representation to the contrary should be expressly or implicitly assumed from the issuance of the accompanying financial statements.

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

        Attention is directed to Note 1 with respect to various operational problems which the Company has experienced in the past three years and management's plans for contending with these problems. Attention is also directed to Notes 1, 3 and 9 with respect to various related party transactions.



Richard A. Eisner & Company, LLP

New York, New York
November 22, 1996

                                      F2

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (In thousands, except for share data)


                 ASSETS

               (SEE NOTE 5)                                                      August 31, 1996                August 26, 1995
                                                                               ----------------               ----------------
Current assets:
       Cash and cash equivalents                                                $           3,600              $         7,729
       Merchandise inventories                                                              8,221                        9,432
       Refundable income taxes                                                                 23                          131
       Prepaid expenses                                                                       446                          761
       Accounts receivable                                                                  1,588                        2,504
       Other current assets                                                                     8                          101
                                                                                 ----------------              ----------------
            Total current assets                                                           13,886                       20,658

Store fixtures, equipment and leasehold improvements,
   at cost, net                                                                             8,739                        9,771
Due from Private Company and Unconsolidated Licensees,
 net of reserves of $7,324 and $6,372 at August 31, 1996
 and August 26, 1995.                                                                    --                           --

Deferred lease costs and other intangibles, net                                             1,317                        1,839
Goodwill, at cost, net                                                                        568                          586
Other assets (primarily security deposits)                                                    925                        1,017
                                                                                ------------------            -----------------
                                                                                $          25,435              $        33,871
                                                                                ==================            =================


       LIABILITIES AND (CAPITAL DEFICIENCY)

Current liabilities:
       Accounts payable, trade                                                  $          15,746              $        16,108
       Customer deposits                                                                    8,875                        9,017
       Accrued expenses and other current liabilities                                       5,022                        6,521
                                                                                -----------------              ----------------
            Total current liabilities                                                      29,643                       31,646

Deferred rent and allowances                                                                5,868                        6,171
Long-term obligations under capital leases                                                    230                          337
                                                                                -----------------              ----------------
            Total liabilities                                                              35,741                       38,154
                                                                                -----------------              ----------------


Commitments and contingencies

(Capital deficiency)
       Preferred stock, par value $.01 per
            share. Authorized 1,000,000 shares;
            no shares issued                                                                   --                           --
       Common stock, par value $.01 per share.
            Authorized 10,000,000 shares; issued and
            outstanding 5,700,725 shares at August 31, 1996
            and August 26, 1995                                                                57                           57
       Additional paid-in capital                                                          22,911                       22,911
       Notes receivable from warrant holders                                                 (300)                        (300)
       Accumulated (deficit)                                                              (32,974)                     (26,951)
                                                                                -----------------              ----------------
                                                                                          (10,306)                      (4,283)
                                                                                -----------------              ----------------

                                                                                $          25,435              $        33,871
                                                                                =================              ================



          Attention is directed to the foregoing Accountants' Report and to the accompanying Notes to the Consolidated Financial Statements.

                                      F3

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                     (In thousands, except for share data)




                                                                              Year ended           Year ended         Year ended
                                                                            August 31, 1996      August 26, 1995    August 27, 1994
                                                                            ---------------      ---------------    ---------------
Net sales                                                                      $106,041           $126,074                 $97,420
                                                                            ------------       -----------           -------------

Cost   of sales, including store occupancy, warehousing, delivery and fabric protection (including charges from Private
       Company of $11,836, $13,883, and $28,521)                                 72,708             86,964                  67,974
Selling, general and administrative expenses
       (including advertising charges
       from Private Company of $0,$0 and $3,786)                                 37,618             45,955                  34,139
Depreciation and amortization                                                     1,852              2,261                   2,091
Termination of consulting agreement,
       legal and other costs                                                         --                500                   6,604
Write off of purchased limited partners' interests                                   --                 --                   3,482
Provision for losses on amounts due from
       Private Company and Unconsolidated Licensees                                 952              3,088                   3,284
Loss from store closings                                                            191              1,670                      --
                                                                            ------------       -----------           -------------
                                                                                113,321            140,438                 117,574
                                                                            ------------       -----------           -------------

Operating (loss)                                                                 (7,280)           (14,364)                (20,154)
                                                                            ------------       -----------           -------------
Other income (expense):
       Royalty income                                                               375                523                     644
       Interest income                                                              195                311                     473
       Interest expense                                                             (47)               (48)                    (61)
       Gain on sale of securities                                                    --                 --                     336
       Other income, net                                                            880              1,670                   1,374
                                                                            ------------       -----------           -------------
                                                                                  1,403              2,456                   2,766
                                                                            ------------       -----------           -------------
(Loss) before income taxes (benefit)
  and minority interest                                                          (5,877)           (11,908)                (17,388)
Income taxes (benefit)                                                              146                160                    (322)
                                                                            ------------       -----------           -------------

(Loss) before minority interest                                                  (6,023)           (12,068)                (17,066)
Minority interest share of losses                                                    --                 --                   2,449
                                                                            ------------       -----------           -------------
Net (loss)                                                                      ($6,023)          ($12,068)               ($14,617)
                                                                            ============       ============           =============
(Loss) per common and common equivalent share:

       Net (loss) per share                                                     ($1.06)             ($2.12)                ($2.56)
                                                                            ============       ============       ================

Weighted average number of common
       and common equivalent shares                                          5,700,725           5,700,725               5,700,725
                                                                            ============       ============       ================


       Attention is directed to the foregoing Accountants' Report and to the accompanying Notes to the Consolidated Financial Statements.

                                      F4

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
     Consolidated Statements of Stockholders' Equity (Capital Deficiency)
    Fiscal Years ended August 31, 1996, August 26, 1995 and August 27, 1994 (In thousands, except for share data)




                                               Common stock            Additional     Notes receivable
                                        ---------------------------      paid-in       from warrant       Accumulated
                                           Shares        Par value       capital        holders            (deficit)       Totals
                                       ------------   -------------    ----------      ----------         -----------     ---------
Balances at August 31, 1993              5,697,725     $     57       $  22,392        $     --           $  (266)        $ 22,183

Exercise of outstanding stock
       options for cash                      3,000           --               8              --                --                8
Issuance of warrants
       in connection with limited
       partnership agreements                   --           --             511            (300)               --              211

Net (loss)                                      --           --              --              --           (14,617)         (14,617)
                                       ------------       ------      ----------      ----------        ----------       ----------

Balances at August 27, 1994              5,700,725           57          22,911            (300)          (14,883)           7,785

Net (loss)                                      --           --              --              --           (12,068)         (12,068)
                                     --------------       ------      ----------      ----------        ----------     ------------

Balances at August 26, 1995              5,700,725           57          22,911            (300)          (26,951)          (4,283)

Net (loss)                                      --           --              --              --            (6,023)          (6,023)
                                     --------------       ------      ----------      ----------        ----------       ----------

Balances at August 31, 1996              5,700,725        $  57       $  22,911       $    (300)        $ (32,974)       $ (10,306)
                                     ==============       ======      ==========      ==========        ==========       ==========



        Attention is directed to the foregoing Accountants' Report and to the accompanying Notes to the Consolidated Financial Statements.

                                      F5

                  JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                    Year ended             Year ended               Year ended
                                                                 August 31, 1996        August 26, 1995           August 27, 1994
                                                                 ---------------        ---------------           ---------------
Cash flows from operating activities:
Net (loss)                                                         ($6,023)              ($12,068)                  ($14,617)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
          Depreciation and amortization                              1,852                  2,261                      2,091
          Acquisition of limited partnership interests                  --                     --                     (3,000)
          Writeoff of purchased limited partnership interests           --                     --                      3,482
          Provision for losses on amounts due from
              Private Company and Unconsolidated Licensees             952                  3,088                      3,284
          Loss from store closings                                     191                  1,670                         --
          Deferred rent                                                246                    656                      2,776
          (Gain) on sale of investment securities                       --                     --                       (336)
          (Gain) on sale of subsidiaries                                --                     --                       (102)
          Minority interest                                             --                     --                       (449)
          Changes in operating assets and liabilities:
              Decrease (increase) in merchandise inventories         1,211                    716                     (6,276)
              Decrease (increase) in refundable income taxes           108                  2,127                     (1,190)
              Decrease (increase) in prepaid expenses                  315                    956                     (1,468)
              Decrease (increase) in accounts receivable               916                   (785)                    (1,390)
              Decrease (increase) in other current assets               93                  1,374                       (582)
              (Increase)in due from Private Company
                  and Unconsolidated Licensees                        (952)                (1,256)                    (5,249)
              Decrease (increase) in other assets                       46                   (567)                       685
              (Decrease) increase in accounts payable trade           (362)                   717                     13,985
              Increase (decrease) in customer deposits                (142)                  (443)                     3,812
              (Decrease) increase in accrued expenses and
                 and other current liabilities                      (1,499)                 1,206                      3,565
                                                                 -----------      ----------------              -------------
Net cash (used in) operating activities                             (3,048)                  (348)                      (979)
                                                                 -----------      ----------------              -------------

Cash flows from investing activities:
Capital expenditures                                                  (989)                (4,292)                    (5,021)
Deferred lease costs and other intangibles                              15                 (1,580)                    (1,673)
Sale of investments in government securities, net                       --                     --                      5,431
Decrease (increase) in due from limited partners                        --                  1,000                     (1,000)
                                                                 -----------      ----------------              -------------
Net cash (used in) investing activities                               (974)                (4,872)                    (2,263)
                                                                 -----------      ----------------              -------------

Cash flows from financing activities:
Issuance of warrants                                                    --                     --                        211
Exercise of stock options                                               --                     --                          8
Payments of obligations under capital leases                          (107)                  (140)                       (70)
                                                                 -----------      ----------------              -------------
Net cash (used in) provided by financing activities                   (107)                  (140)                       149
                                                                 -----------      ----------------              -------------



Net (decrease)in cash and cash equivalents                          (4,129)                (5,360)                    (3,093)
Cash and cash equivalents at beginning of year                       7,729                 13,089                     16,182
                                                                 -----------      ----------------              -------------


Cash and cash equivalents at end of year                             $3,600                $7,729                    $13,089
                                                                 ===========      ================              =============


Supplemental disclosure of cash flow information:
              Income taxes (refunded) paid during the year           $ 108                ($2,127)                    $1,190
                                                                 ===========      ================              =============


              Interest paid                                          $  47                    $48                        $61
                                                                 ===========      ================              =============


Supplemental disclosure of noncash transactions:
  See Note 7  -Warrants
  See Note 9  -Commitments, Contingencies and other Matters


        Attention is directed to the foregoing Accountants' Report and to the accompanying Notes to the Consolidated Financial Statements.

                                      F6

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements August 31, 1996,
              August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)

(1)       Business and Basis of Preparation

          The consolidated financial statements include the accounts of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and as described below, certain licensees. The Company is the owner and licensor of domestic sofabed specialty retail stores that specialize in the sale of a complete line of sofabeds and companion pieces such as loveseats, chairs and recliners and specialty retail stores that specialize in the sale of leather furniture. As at August 31, 1996, 86 Company-owned stores operated under the Jennifer Convertibles and Jennifer Leather names.

          Commencing in the latter part of the fiscal year ended August 31, 1992, the Company began licensing stores to limited partnerships ("LP's") of which a subsidiary of the Company is the general partner. The Company's subsidiary made nominal capital contributions to the LP's and the limited partners contributed approximately $6,660. All of the LP's have had losses since inception and the Company has made advances to them to fund such losses. The Company has control of the LP's and, as a result, consolidates the accounts of the LP's in its financial statements. Included in the Company's consolidated Statement of Operations are the losses of the LP's in excess of the limited partners' capital contributions. As at August 31, 1996 and August 26, 1995, the LP's operated 64 and 68 stores under the Jennifer Convertibles name.

          During the year ended August 27, 1994 and subsequent thereto, the Company purchased the interest of certain limited partners (who had made capital contributions aggregating $2,670) for $3,000, which was $3,482 in excess of such limited partners' capital accounts at August 27, 1994. Such amount has been charged to operations in the year ended August 27, 1994.

          The Company has also licensed stores to parties which may be deemed affiliates ("Unconsolidated Licensees"). Under the applicable license agreements, the Company is entitled to a royalty of 5% of sales. As at August 31, 1996, 11 stores were operated by such Unconsolidated Licensees and the results of their operations are not included in the consolidated financial statements (See Notes 3 and 9).

          Also not included in the consolidated financial statements are the results of operations of 21 stores in the New York Metropolitan Area which are owned by a company (the "Private Company") which, until November 1994, was owned by three of the officers/directors/principal stockholders of the Company. In November 1994, the Private Company redeemed the stock in the Private Company of two of the principal stockholders (Harley Greenfield and Edward Seidner) for a note in the amount of $10,273 collateralized by the assets of the Private Company and due in 2023 (See Note 9). In connection with such transaction, Fred Love, the remaining principal stockholder, granted Messrs. Greenfield and Seidner options expiring in November 2004 to purchase the 585,662 shares of the Company's Common Stock owned by him and the Private Company for $15.00 per share.



                                       F7

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

          Notes to the Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)


          The Company, the LP's, the Private Company and the Unconsolidated Licensees have had numerous transactions with each other as more fully discussed in Note 3. Further, the Company has made advances to the Private Company and the Unconsolidated Licensees which have been reserved for in full due to uncertainty of collection. Because of the numerous related party transactions, the results of operations are not necessarily indicative of what they would be if all transactions were with independent parties.

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred net losses in the last three fiscal years ended Augusut 31, 1996 and operating losses have continued subsequent to that date with the Company's equity and working capital being further depleted. Additionally, the Company is involved in the following unresolved matters which may have a significant impact on the Company's operations:

         a) As discussed in Note 9, a report by an independent committee of the Board of Directors appointed to investigate a complaint relating to transactions between the Company and the Private Company which may result in claims by the Company.

         b) The Company has been served with 11 class action complaints and six derivative action lawsuits as discussed in Note 9.

         c) As discussed in Note 9, on May 3, 1995, the Securities and Exchange Commission advised the Company that it had commenced a formal investigation into the affairs of the Company.

Management has addressed the aforementioned issues, as follows:

                  o As discussed in Note 9, the Company has agreed to terms which, subject to definitive agreements and court approval, would not only settle the class action and derivative litigations but change its operating relationship with the Private Company and resolve outstanding disputes relating to transactions between the Company and the Private Company.

                  o Approximately 40 unprofitable stores have been closed in 1995 and 1996 and expense reduction plans have been implemented in 1996 throughout all operational areas of the Company.

                  o As discussed in Note 5, the Company has entered into a credit and security agreement with its largest supplier, Klaussner Furniture Industries, Inc. ("Klaussner") (which accounts for approximately 79% of the Company's purchases of merchandise) which, based on current terms, effectively extended the payment terms for merchandise shipped from 60 days to 81 days. Additional allowances of $1,075 have been obtained for fiscal 1997.

                                       F8

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)




(2)       Summary of Significant Accounting Policies

          Principles of Consolidation

          The consolidated financial statements include the accounts of Jennifer Convertibles, Inc., its subsidiaries and the LP's. A subsidiary of the Company is the general partner of each of the LP's.

          Fiscal Year

          Commencing with the year ended August 27, 1994, the Company has adopted a fiscal year ending on the last Saturday in August which would be either 52 or 53 weeks long. Previously, the fiscal year ended on August 31.

          Cash and Cash Equivalents

          The Company considers all short-term, highly liquid instruments with a maturity of three months or less to be cash equivalents. Cash equivalents, consisting principally of money market instruments and United States Treasury bills as of August 31, 1996 and August 26, 1995, total $-0- and $4,000, respectively.

          Merchandise Inventories

          Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                               8/31/96          8/26/95
                                               -------          -------
         Showrooms                              $3,963          $ 4,421
         Warehouses                              4,258            5,011
                                                ------          -------
                                                $8,221          $ 9,432
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

          Goodwill

          Goodwill consists of the excess of cost of the Company's investments in certain subsidiaries over the fair value of net assets acquired. Impairment is assessed based on cash flows of the related stores. Goodwill is being amortized over forty years from the acquisition date using the straight-line method. Accumulated amortization at August 31, 1996 and August 26, 1995 amounted to $556 and $538, respectively.




                                       F9

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)



          Deferred Lease and Other Intangible Costs

          Deferred lease costs, consisting primarily of lease commissions and payments made to assume existing leases are deferred and amortized over the term of the lease.

          Pre-opening costs are expenses associated with the opening of new stores which are deferred and amortized over a one-year period.

          Deferred Rent and Allowances

          Pursuant to certain of the Company's leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and work allowances granted by the landlord. Accordingly, the Company has recorded deferred rent and allowances of $5,868 and $6,171 at August 31, 1996 and August 26, 1995, respectively. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases reduced by work allowances granted, on a straight-line basis, over the respective lease term.

          Revenue Recognition

          Sales are recognized upon delivery of the merchandise to the customer. A minimum deposit of 50% is typically required upon placing a sales order.

          (Loss) Per Share

          (Loss) per share for the years ended August 31, 1996, August 26, 1995 and August 27, 1994 were computed by dividing the net (loss) by the weighted average number of shares of Common Stock outstanding. Options and warrants outstanding are not included because their effect is anti-dilutive.

          Advertising

          Advertising costs are expensed as incurred.

          Concentration of Risks

          The Company purchases 93% of its inventory from two suppliers (79% and 14%, respectively) under normal trade terms. The larger supplier, Klaussner, has executed a Credit and Security Agreement with the Company (See
Note 5).

          The Company utilizes many local banks as depositories for cash receipts received at its showrooms. Such funds are transferred weekly to concentration accounts maintained at one commercial bank. At August 31, 1996 and August 26, 1995, amounts on deposit with this one bank totalled 86% and 81%, respectively, of total cash.

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


                                      F10

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)






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

(3)       Related Party Transactions

          Prior to January 1, 1994, merchandise was purchased and warehoused for the Company and the LP's by the Private Company under a 15-year Warehousing Agreement dated November 3, 1986. In connection with this agreement, the Private Company also provided services relating to purchasing, distribution, customer service, data entry processing and other related services. In the fiscal year ended August 31, 1996, all such services have been transferred to the direct control of the Company's management except for distribution, inventory control reporting and data processing. Such agreement did not preclude the Company from purchasing merchandise directly from other parties or using other warehousing facilities. Pursuant to this agreement, the Company was obligated to pay for inventory at the Private Company's cost, net of vendor discounts and allowances but the LP's did not receive the vendor discounts and allowances. On January 1, 1994, the Company assumed the purchasing responsibility (see below). The Company and LP's pay a monthly warehousing fee based on 5% of the retail sales prices and fabric protection revenue collected from customers. Additionally, the Private Company provides fabric protection, lifetime warranty services and freight services at pre-determined rates. The Company's cost of sales includes these charges. Revenue from customers for fabric protection services is included in net sales.

Indicated below are the amounts charged by the Private Company:

                                                         Year Ended
                                              --------------------------------
                                              8/31/96      8/26/95     8/27/94
                                              -------      -------     -------
Included in Cost of Sales:
  Purchases of inventory                     $     -      $     -      $18,230
  Freight*                                     3,042        3,775        2,122
  Fabric protection services                   2,972        3,804        3,298
  Warehousing fees at 5%                       5,302        6,304        4,871
  Additional warehouse fees (Note 9)             520            -            -
                                             -------      -------      -------
         Total                               $11,836      $13,883      $28,521
         -----                               =======      =======      =======

*For periods prior to January 1, 1994, freight was included in the purchases of inventory.

          The Company has negotiated new operating arrangements with the Private Company, subject to execution of definitive agreements and court approval of the settlement of various class and derivative actions (See Note
9).



                                      F11

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)

          Effective January 1, 1994, the Company assumed the responsibility from the Private Company for purchasing merchandise for itself, the LP's, the Unconsolidated Licensees and the Private Company. The Company acquired from the Private Company the inventory that was in the warehouse on January 1, 1994 for $2,575, which was the Private Company's cost basis for such inventory. During the years ended August 31, 1996, August 26, 1995 and August 27, 1994 (which only includes the period January 1, 1994 through August 27, 1994) approximately $10,471, $12,500 and $7,478, respectively, of inventory at cost was purchased by the Private Company through the Company and $1,900, $3,105 and $2,350, respectively, of inventory at cost was purchased by the Unconsolidated Licensees through the Company. In addition, effective January 1, 1994, the Private Company transferred to the Company the right to receive the benefit of any vendor discounts and allowances in respect to merchandise purchased by the Company on behalf of the LP's and certain other licensees. The Company had always been entitled to the benefit of such discounts in respect to merchandise purchased by the Company for its stores. To evidence its obligation for certain accrued discounts, the Private Company executed a promissory note in the amount of $1,000. This note, which bears interest at 8% per annum, is payable in equal monthly installments over three years commencing August 1, 1994. In addition, since the Private Company retained the right to receive the benefit of any discounts refunded or credited by suppliers in respect of merchandise purchased by the Private Company through the Company, for the period January 1, 1994 through August 27, 1994, an amount equal to $471 was credited to the Private Company on account of discounts for such period, $692 was credited for the year ended August 26, 1995 and $583 was credited for the year ended August 31, 1996.

       Prior to January 1, 1994, the Company was party to Advertising Agreements with the Private Company. Pursuant to these agreements, the Company could elect, on a case-by-case basis, to participate in particular joint advertising programs with the Private Company for a fee not to exceed 8% of the aggregate sales of the Company's New Jersey and Connecticut stores. Such fee was based on an equitable portion (as defined in the Advertising Agreements) of the Private Company's costs. The Company had a similar agreement for its stores located in New York, except that such stores paid a flat 8% of sales for advertising. During the year ended August 27, 1994, $3,786 was allocated under the Advertising Agreements. The amount expended under the Advertising Agreements for the fiscal year ended August 27, 1994 only includes the period September 1, 1993 through December 31, 1993, which was the period such agreements were in effect.

          Effective January 1, 1994, the Company assumed the responsibility of advertising for itself, the LP's, the Unconsolidated Licensees and the Private Company. Under the new arrangement, the Private Company and Unconsolidated Licensees are charged a share of advertising costs which aggregated $2,374, $2,498 and $1,718 for the years ended August 31, 1996, August 26, 1995 and August 27, 1994, respectively.

          Two executive officers of the Company own interests in certain Unconsolidated Licensee stores. Rami Abada, Executive Vice President and Chief Operating Officer of the Company, owns a 20% interest in Southeastern Florida Holding Corp. ("S.F.H.C.") which owns six licensed stores. During the three years ended August 31, 1996, S.F.H.C. incurred approximately $160, $185 and $252 in royalties to the Company. Principal and interest payments of approximately $-0-, $23 and $151 for the three years ended August 31, 1996 were received in connection with a 9% secured note, due December 31, 2001. The original principal amount of $810 had been reduced to $638 as of August 31, 1996. In addition, S.F.H.C. owes the Company $500 under a Revolving Credit Agreement pursuant to which the entire available revolving credit loan has been drawn down. Such loan



                                      F12

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)







bears interest and is payable at prime plus 3% but has not been paid. The same executive also owns a 20% interest in two other corporations that are also part of the Unconsolidated Licensees. During the three years ended August 31, 1996, such corporations incurred approximately $81, $97 and $106 in royalties to the Company. Ronald Rudzin, Senior Vice President - Retail Stores of the Company, owns one licensed store and his father owns two licensed stores which, during the three years ended August 31, 1996, incurred royalties aggregating approximately $134, $239 and $283, respectively, to the Company (See Note 10).

          In October 1996, Rami Abada transferred his 20% interest in S.F.H.C. to individuals who are also limited partners in LP's III, IV and V. In turn, he received the entire equity interest in the two corporate Unconsolidated Licensees that were owned in part by such individuals.

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






                                      F13

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)

                                      Unconsolidated
                                        Licensees
                        Private        (Other Than
                        Company         S.F.H.C.)          S.F.H.C.    Totals
                        -------         ---------          --------    ------

At August 31, 1996:
Gross amount due        $ 1,682           $ 3,341           $ 2,301    $ 7,324
  Reserves               (1,682)           (3,341)           (2,301)    (7,324)
                       --------          --------          --------   --------
Net Amount              $  -0-            $  -0-            $  -0-     $  -0-
                       ========          ========          ========   ========


At August 26, 1995:
Gross amount due        $ 2,410           $ 1,167           $ 2,795    $ 6,372
  Reserves               (2,410)           (1,167)           (2,795)    (6,372)
                       --------          --------          --------   --------
Net Amount              $  -0-            $  -0-            $  -0-     $  -0-
                       ========          ========          ========   ========

At August 27, 1994:

Gross amount due        $ 1,832           $   972           $ 2,312    $ 5,116
  Reserves                 -0-               (972)           (2,312)    (3,284)
                       --------          --------          --------   --------
Net Amount              $ 1,832           $  -0-            $  -0-     $ 1,832
                       ========          ========          ========   ========

          The Private Company has stated that, if the settlement described in
Note 9 is not consummated, it may assert claims of approximately $1,200 against the Company for various additional amounts owed from prior years. The Company believes the claims are either without merit or would be exceeded by the amount of counter-claims the Company would make under such circumstances. Accordingly, the Company has not provided for any losses that may occur as a result of this assertion.

          Until October 28, 1993, the Private Company owned certain trademarks and had granted the Company a royalty-free license to use and to sublicense and franchise the use of such trademarks throughout the world, except New York State. On October 28, 1993, the licensor, for nominal consideration, assigned these trademarks to the Company. The Company then granted the Private Company a perpetual, royalty-free license to use and to sublicense and franchise the use of such trademarks in the State of New York. The license is exclusive in such territory, subject to certain exceptions.

          The Company was one of the guarantors of a $5,000 bank mortgage on the Private Company's warehouse facility utilized by the Company. On June 30, 1996, the Private Company completed the sale of such warehouse and the Company's guarantee was terminated.

       Effective September 1, 1991, the Company entered into a five-year employment agreement with its President and Chief Executive Officer, Harley Greenfield, pursuant to which he agreed to devote his full time to the business of the Company and not to compete during the term of his employment agreement or for a period of one year thereafter. In lieu of cash compensation, the President was granted options to purchase 150,000 shares of Common Stock at $8.375 per share, the market value on the date of grant and therefore no compensation charge was recorded in the fiscal year ended August 27, 1994. Such options vest at the rate of 30,000 shares per year, subject to acceleration for changes of control, mergers and similar events.

                                      F14

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)



          Effective September 1, 1994, Harley Greenfield, the President and Chief Executive Officer, and Edward Seidner, who became an Executive Vice President on such date, began receiving a salary of $400 and $300 per annum, respectively, from the Company. Such amounts were reduced, effective February 1, 1996 to $320 and $240 per annum, respectively. In addition, they receive substantial economic benefits from the Private Company.

          Effective January 1, 1994, Rami Abada, Executive Vice President and Chief Operating Officer, and Ronald Rudzin, Senior Vice President - Retail Stores, each began receiving a salary of $150 per annum from the Company. Such amounts were reduced, effective February 1, 1996 to $120 each per annum. In addition, they receive substantial economic benefits from the Private Company and certain Unconsolidated Licensees.

          Another director (and stockholder) of the Company received approximately $188, $336 and $371 in legal fees in 1996, 1995 and 1994, respectively. Further, he owned, until May 1995, a 20% interest in each of two Private Company stores and receives substantial economic benefits from the Private Company.

(4)       Store Fixtures, Equipment and Leasehold Improvements

                                                 August 31,     August 26,
                                                   1996           1995
                                                 ---------      ---------
          Automobiles                            $    68        $    68
          Store fixtures and furniture             6,129          6,175
          Leasehold improvements                   6,434          6,398
          Computer equipment                       1,026            612
                                                 -------        -------
                                                  13,657         13,253
          Less:  Accumulated depreciation and
                   amortization                   (4,918)        (3,482)
                                                 -------        -------
                                                 $ 8,739        $ 9,771
                                                 =======        =======


          At August 31, 1996 and August 26, 1995, equipment cost includes $907 and $907, and accumulated depreciation and amortization includes $465 and $406 on equipment under capital leases.

(5)       Credit and Security Agreement with Klaussner:

          On March 5, 1996, the Company and Klaussner executed a Credit and Security Agreement that provides that Klaussner effectively extended the payment terms for merchandise shipped from 60 days to 81 days and was provided with the following:


         a) A security interest in all the Company's assets including accounts receivable, inventory, store fixtures and equipment, as well as the assignment of leaseholds, trademarks and a license agreement to operate the Company's business in the event of default and non-payment of the Company's guaranty.

         b) The common stock holdings of Harley Greenfield, Edward Seidner and Fred Love, President of the Private Company have been pledged along with the pledge of the Private Company's stock interest in the Company.


                                      F15

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)




         In addition, Klaussner agreed to lend $1,440 to the Private Company. The $1,440 was used to pay down the mortgage obligation of the warehouse corporation. The $1,440 is in addition to $3,500 due from the Private Company to Klaussner outstanding at August 31, 1996, which liability was incurred by the Private Company prior to January 1, 1994.

(6)    Income Taxes

          Effective September 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of this accounting change did not have a material effect on the financial condition or results of operations for the Company.

          Components of income tax expense (benefit) are as follows:


                                                       Year Ended
                                             -------------------------------
                                             8/31/96     8/26/95     8/27/94
                                             -------     -------     -------

          Current:
            Federal                           $ -         $ -        $(593)
            State                              145         160         271

          Deferred:
            Federal                             -           -           -
            State                               -           -           -
                                              ----        ----       -----

                                              $145        $160       $(322)
                                              ====        ====       =====


          Expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

                                              Percent of Pre-Tax Earnings (Loss)
                                                         Year Ended
                                              ----------------------------------
                                              8/31/96      8/26/95      8/27/94
                                              -------      -------      -------
"Expected" tax expense (benefit)               (34.0)%      (34.0)%      (34.0)%

Increase (reduction) in taxes resulting from:

   State income tax, net of
    federal income tax benefit                   1.6 %        1.4 %        1.8 %

   Non-deductible items                          1.0 %         .5 %        7.0 %

   Other                                        (2.7)%       (1.8)%      ( 2.5)%

   Change in valuation allowance                36.6 %       35.2 %       25.5 %
                                               -------      -------      -------

                                                 2.5 %        1.3 %      ( 2.2)%
                                               =======      =======      =======



                                      F16

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)

          The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                             August 31, 1996    August 26, 1995
                                             ---------------    ---------------
Deferred tax assets:

   Federal and state net operating
    loss carryforwards                           $  5,378            $ 2,336

   Reserve for losses on loans and
    advances                                        2,928              2,926

   Accrued partnership losses                       1,385              2,584

   Deferred rent expense                            1,326              1,329

   Inventory capitalization                           216                232

   Other expenses for financial
    reporting, not yet deductible
    for taxes                                         578                305
                                                 --------            -------

         Total deferred tax assets, before
          valuation allowance                      11,811              9,712

   Less:  Valuation allowance                     (10,113)            (7,969)
                                                 --------            -------
        Total deferred tax assets                $  1,698            $ 1,743
                                                 ========            =======

Deferred tax liabilities:

   Difference in book and tax basis
    of fixed assets                              $  1,571            $ 1,473

   Other                                              127                270
                                                 --------            -------

      Total deferred tax liabilities                1,698              1,743
                                                 --------            -------

         Net deferred tax assets                 $    -0-            $  -0-
                                                 ========            =======


          The Company's deferred tax asset has been fully reserved since it is considered more likely than not that the amount will not be realized. During the years ended August 31, 1996 and August 26, 1995, the valuation allowance increased by $2,144 and $4,202, respectively.

          The Company has a net operating loss carryforward of approximately $13,000, expiring $6,000 in the year 2010 and $7,000 in the year 2011.

(7)       Warrants

          In the fiscal year ended August 27, 1994, under the terms of the limited partnership agreements for LP III, LP IV and LP V (see Note 11), the three limited partners each purchased for $170 five-year warrants to purchase 60,000 shares of the Company's Common Stock at an exercise price of $15.625 per share. Each of the limited partners paid approximately $70 in 1994 and issued a $100 term note to the Company as payment for the warrants. These notes bear interest at a rate of 7.12% per annum and, effective September 1996, are payable over ten years (with 10% of principal due annually). For each annual principal payment which is not made, $10,564 of the warrants shall be cancelled. The notes receivable from warrant holders are recorded in (Capital Deficiency).

                                      F17

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)




(8)    Stock Options Plans

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

       Information regarding the Company's stock options under and outside the Plans is summarized below:

                                              Number of Shares
                                      ----------------------------------
                                        1996          1995        1994
                                      --------      --------    --------

Outstanding, beginning of year...     836,547       736,547      803,697
Granted (at $2.50 to
  $15.75 per share)..............        -          137,500       50,000

Exercised (at $2.75 per share)...        -             -          (3,000)
Canceled (at $2.75 to $15.75
  per share)                          (25,000)     ( 37,500)    (114,150)
                                    ---------     ---------    ---------

Outstanding, end of period (at
  $2.50 to $15.75 per share).....     811,547       836,547      736,547
                                    =========     =========    =========

Exercisable, end of period.......     706,883       628,051      545,053
                                    =========     =========    =========

          See Note 11 with respect to options outstanding held by JCI to purchase 1,200,000 shares of Common Stock of the Company.

          The number of shares of Common Stock reserved for options available for grant under the Plans was 215,453 at August 31, 1996.

(9)       Commitments, Contingencies and Other Matters

          Leases

          The Company and LP's lease retail store locations under operating leases for varying periods through 2009 which generally are renewable at the option of the lessee. Certain leases contain provisions for additional rental payments based on increases in certain indexes. Future minimum lease payments and future minimum sublease rentals for all noncancelable leases with initial terms of one year or more consisted of the following at August 31, 1996:


                                      F18

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)



                           Year Ending August
                ----------------------------------------
                1997.........................  $11,498
                1998.........................   11,080
                1999.........................   10,684
                2000.........................   10,138
                2001.........................    9,466
                Thereafter...................   27,104
                                               -------
                                               $79,970

          The Company has guaranteed the lease obligation of the California warehouse which is operated by the Private Company. The annual lease obligation for this location is $133 and the lease expires on September 30, 1998.

       Rental expense for all operating leases amounted to approximately $14,166, $15,770 and $12,456, net of sublease income of $170, $301 and $211 for the years ended August 31, 1996, August 26, 1995 and August 27, 1994, respectively.

       The Company and LP's have long-term capital leases for certain equipment. The leases are for periods of three to five years with an option to purchase at the end of the lease periods for a nominal price.

       The following is a schedule of future lease payments for the capital leases:

                           Year Ending August
                ----------------------------------------
                1997.............................. $ 160
                1998..............................   160
                1999..............................   137
                                                     457
                Amount representing interest......   (55)
                                                   ------
                Present value of minimum
                 lease payments...................   402

                Less:  Current portion............   172
                                                   ------
                                                   $ 230
                                                   ======

          Accrued Expenses and Other Current Liabilities

          The components of accrued expenses and other current liabilities are:

                                                      8/31/96           8/26/95
                                                      -------           -------
          Advertising                                 $  958            $1,577
          Payroll                                        744               697
          Legal                                          216               374
          Accounting                                     356               936
          Store closings                                 455               852
          Settlement costs                               500               500
          Sales tax                                      778               805
          Other                                        1,015               780
                                                      ------            ------

                                                      $5,022            $6,521
                                                      ======            ======



                                      F19

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)


          Advertising Expense

          Advertising expense for the years ended August 31, 1996, August 26, 1995 and August 27, 1994 aggregated $12,265, $15,729 and $11,357, respectively.

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

          On November 22, 1994, the same director who was on the Committee submitted a letter to the President of the Company which contained information relevant to the (1) Funding of S.F.H.C. (See Note 11) and (2) the funding of Limited Partnerships (LP's) III through V (See Note 11). The letter essentially detailed the flow of funds from the Private Company, certain Unconsolidated Licensees and the Company to S.F.H.C. and its subsidiary ("Summit"). Additionally, it disclosed that as of August 27, 1994, S.F.H.C. had a receivable from officers of $1,861. It asserted that neither (a) the payment to fund S.F.H.C.'s purchase of the stock of Summit nor (b) the capital contributions to LP's III through V were obtained from sources outside the Company or the Private Company.

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

          Class Action and Derivative Action Lawsuits

          Between December 6, 1994 and January 5, 1995, the Company was served with 11 class action complaints and six derivative action lawsuits which deal with losses suffered as a result of the decline in market value of the Company's stock as well as the Company having "issued false and misleading statements regarding future growth prospects, sales, revenues and net income". The ultimate outcome of these matters is not presently determinable (see below).



                                      F20

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)







          Proposed Settlement of Derivative Litigation

          In March 1996, the Company signed a Memorandum of Understanding ("Derivative Memorandum") for the purpose of settling all of the claims involving those parties in the derivative litigation. The Derivative Memorandum is subject to a settlement of all claims against the Company, its present and/or former officers, directors, certain accountants, consultants and representatives, the Private Company, its present and/or former officers, directors, employees, accountants, consultants and/or representatives and the discontinuance of the class action litigation presently pending. It also is conditioned upon mutual releases between the Company and the Private Company. Attorney's fees will be funded by an insurance carrier for one of the defendants other than the Company for $500. The Private Company will pay $165 in cash and the Company will pay the remaining portion of fees and expenses in ("Preferred Stock"). The Preferred Stock will have an aggregate value of $130, paying an annual dividend of 7% and convertible into Common Stock (at such time as the Company's Common Stock trades at $7.00 per share or higher) at $7.00 per share. This settlement is subject to execution of definitive documents and final court approval. In accordance with FASB Statement No. 5, the $130 value of the Preferred Stock has been accrued in the fiscal year ended August 26, 1995 as part of estimated settlement costs.

          Proposed Settlement of Class Action Litigation

          In March 1996, the Company and the parties in the class action litigation signed a Memorandum of Understanding ("Class Memorandum") which is subject to a Stipulation of Settlement to be submitted to the court for final approval.

          The Class Memorandum provides for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7,000 in cash and Preferred Stock having a value of $370. (Terms and conditions of such Preferred Stock are described above.) The cash portion of the settlement will be funded entirely by insurance company proceeds. In accordance with FASB Statement No. 5, the $370 value of the Preferred Stock has been accrued in the fiscal year ended August 26, 1995.

          The proposed settlement of the class action litigation is a claims made settlement. All claimants who purchased the Company's Common Stock during the period from December 9, 1992 through December 2, 1994 and who held their stock through December 2, 1994, will be entitled to participate in the settlement.

          Proposed Settlement with the Private Company

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




                                      F21

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)


          A)      (Warehouse Services):

          The Settlement Agreement contemplates that until December 31, 1997, the Company will pay the Private Company for all services under the warehousing agreement 8.3% of the retail sales prices, less the costs of certain services that will be assumed by the Company previously provided by the Private Company, but no lower than 7.2% of sales. For 1998, the fee will be 7.2% (see L below). Upon the effective date, the Company will no longer pay the Private Company separately for "fabric protection" services. The Company has also agreed to pay an additional warehouse fee during the calendar year 1996 if the total retail sales of the Company are less than $135 million. The Company will pay the Private Company $65 for each million dollar shortfall in annual sales, adjusted quarterly based upon current sales projections, up to $650 ($520 accrued at August 31, 1996). The Company has also agreed to pay a re-delivery fee to the Private Company of 3% of selling price for customer deliveries that have to be re-delivered to customers under certain circumstances. In 1997 and 1998, if an annual sales level of $140 million is achieved, the Private Company will pay back 50% of previous shortfall payments in each of such years. To the extent the shortfall is not so repaid in full, starting on January 1, 1999, the Private Company will repay the balance of the shortfall over seven years without interest.

          B)      (Assignment of Real Property Interests of Warehouses):

          The Settlement Agreement contemplates that, effective January 1, 1999, the Company will receive all real property interests in the various warehouses serving the business along with the leasehold interests subject to mortgages and other security agreements. The mortgage obligation on the Inwood, New York warehouse will not exceed $2,850 at December 31, 1998. To the extent that such mortgage is less than this amount as of that date, the Company will pay the Private Company the difference between $2,850 and the actual amount of such mortgage by way of set-off against the Private Company's obligation to the Company for warehousing services (see L below).

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

          E) (Assignment of Interest in Certain Limited Partnerships and Other Corporate Licensee):

          The Private Company will purchase the interests of the limited partnerships known as LP III, LP IV and LP V and the equity interest of the shareholders of S.F.H.C. and assign these interests to the Company. The Company, in turn, will release the limited partners and the shareholders, officers and directors of S.F.H.C. from all claims and/or obligations owed to the Company.



                                      F22

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)





          Although it is not reflected in the Settlement Agreement, it is currently contemplated that the shareholders of S.F.H.C. will receive new ten year warrants to purchase an aggregate of 180,000 shares of Common Stock at $7.00 per share. It is also contemplated that the limited partners of the Partnerships will retain the Original Warrants (as described below). There are no signed agreements with the limited partners of the Partnerships and the shareholders of S.F.H.C. as to the transfers described above and there can be no assurance that the Private Company will be able to obtain such agreements. If the Private Company is unable to obtain such agreements and to make the transfer, the settlement will not be consummated on the various terms outlined herein or possibly, at all.

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

          J)      (Offset Agreements):

          On November 1, 1995 and March 1, 1996, the Company and the Private Company entered into offset agreements. Such offset agreements permit the two companies to offset their current obligations to each other for merchandise purchases, warehouses fees, fabric protection fees and freight. The Settlement Agreement contemplates that amounts owing in excess of $1,000 at any time will be paid in cash. As part of the offset agreement, the Private Company agreed to assume certain liabilities owed to the Company by the Unconsolidated Licensees.

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



                                      F23

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)





          L)      (Agreement of Sale of Inwood, New York Warehouse):

          On June 30, 1996, the Private Company sold the Inwood, New York warehouse which has been the principal warehouse in the distribution system. In connection with this sale, the Settlement Agreement contemplates that the Company will receive from the Private Company payments of $25 per month for 84 months commencing January 1, 1999. The Agreement also contemplates that, effective December 1, 1996, the warehouse fee will be reduced to 7.2% of the retail sales prices and fabric protection revenue collected from customers.

          M)      (Subordination):

          Subject to court approval of the Settlement Agreement, Messrs. Greenfield and Seidner have agreed to subordinate, until January 1, 1999, their right to receive payments in respect of the $10,273 owed to them by the Private Company, if the Private Company is in default in the payment of any cash obligation to the Company arising after August 7, 1996 after giving effect to any offsets as between Messrs. Greenfield and Seidner and the Private Company. Such subordination does not apply to any distribution in respect of a disposition of substantially all of the assets of the Private Company.

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



                                      F24

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)





(10)               Sale of Subsidiaries

       In September 1990, the Company sold two of its stores to a licensee of a New York store, and effective December 27, 1990, the Company sold four of its stores for the assumption of certain liabilities and $10 in cash per store to the same licensee. During the fiscal year ended August 27, 1994, one of the purchasers of such stores, formerly an employee of the Private Company, became an executive officer of the Company. The Company also entered into a ten-year license agreement with the purchasers pursuant to which such stores pay the Company a royalty of 5% of their sales for the right to use the "Jennifer Convertibles" name (See Note 3).

          The purchasers assumed the liabilities owed by such stores, including liabilities owed to the Company, in the form of six ten-year, non-interest bearing promissory notes with aggregate annual payments of approximately $150, with additional payments required based upon sales in excess of certain minimum amounts. The balance of the notes, net of imputed interest at the rate of 8%, which have been reserved for in full in the consolidated financial statements, are as follows:

                                      August 31,      August 26,
                                         1996            1995
                                      ----------      ----------

              Notes receivable         $ 554            $ 674
              Less: imputed interest    (120)            (186)
                                       ------           -----
              Notes receivable, net    $ 434            $ 488
                                       ======           =====


          The purchasers of the stores have assumed the Company's obligations under the store leases. However, the Company remains a guarantor of certain of the leases and, therefore, is contingently liable for claims arising under the terms of the respective leases in the aggregate amount of $30.

(11)      Other Agreements

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




                                      F25

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)


          JCI has retained all rights in and to the options to purchase 1,200,000 shares of Common Stock at $8.00 per share which were previously granted to JCI. Such options terminate on March 21, 2001 and become exercisable on April 1, 1996. Under a ten-year Voting Trust Agreement expiring March 21, 2001, the Chief Executive Officer and President of the Company will be the voting trustee for the shares of Common Stock which may be received by JCI upon the exercise of the option. Furthermore, in connection with the termination of the Consulting Agreement, JCI agreed that, except for the aforementioned option shares, it would not at any time acquire, directly or indirectly, more than 5% of the issued and outstanding shares of Common Stock of the Company for a period ending July 29, 2000.

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

       Pursuant to the Partnership Agreement, the limited partner (a party related to JCI) contributed $990 to the Partnership and agreed to make additional capital contributions of up to $100. The Company made a capital contribution of $10. Under the Partnership Agreement, allocations and distributions shall, subject to certain exceptions, be made 99% to the limited partners and 1% to the General Partner. The Company has consolidated and recorded the operating losses of the Partnership in excess of limited partner's capital contributions in the Consolidated Statements of Operations (see Note 1). Under a Purchase Option Agreement, the Company has the right to purchase all the limited partners' interests in the Partnership for a price equal to the fair market value thereof, as determined by one or more investment bankers selected by the Company and the limited partners. Also, the limited partners can put their interests to the Private Company if certain executives of the Company and the Private Company own less than 700,000 shares of the Company's common stock.

       Summit Agreement

          On October 9, 1990, the Company and a wholly-owned subsidiary entered into a series of agreements with Crown Investment Group, Ltd. ("Crown"), an affiliate of Klaussner, and its wholly-owned subsidiary, Summit, pursuant to which six licensed stores were established in Florida. Under a licensing agreement, the Company receives a 5% royalty on sales by the Florida stores. Pursuant to a management agreement, the Company provides management services, subject to limitations, to the Florida stores and will receive, each fiscal year, a fee equal to 1% of the consolidated net pre-tax income of Summit and its subsidiaries. During fiscal 1996, 1995 and 1994, Summit and its subsidiaries had a consolidated net loss. Pursuant to a Put Agreement, Crown had the right, subject to certain conditions, to put all the capital stock of Summit to the Company for 180,000 shares of the Company's Common Stock.

                                      F26

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)


       Pursuant to an agreement dated December 30, 1991 between Crown and S.F.H.C., Crown sold to the Company all of the capital stock in Summit in exchange for 180,000 shares of Common Stock of the Company. Simultaneously, the Company sold the Summit capital stock to S.F.H.C. in exchange for $270 in cash and a note in the principal amount of $810 (See Notes 3 and 9). The note is secured by the stock of Summit, bears interest at a rate of 9% per annum and is payable over ten years in equal monthly installments of $10. An individual who is an officer and stockholder of S.F.H.C. became an executive officer of the Company in 1994. Such officer is indebted to the Private Company in the amount of $300 in connection with the purchase by S.F.H.C. of Summit.

       On June 1, 1993, S.F.H.C. and the Company entered into a Revolving Credit Agreement which allows S.F.H.C. to borrow up to $500 from the Company. The revolving credit loans bear interest at the prime rate plus 3.0%, and are payable in full on June 1, 1995. As of August 31, 1996, $500 had been advanced, and has been fully reserved for (See Note 3 for a discussion of reserves established for these amounts). The operations of this entity are not consolidated in the Company's Consolidated Statements of Operations.

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

                                      F27

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Continued) August
              31, 1996, August 26, 1995 and August 27, 1994
                    (In thousands except for share amounts)



          LP III, LP IV and LP V

          The Company has entered into three additional Limited Partnership Agreements (the "Agreements") establishing LP's III, IV and V which require the limited partners to invest $1,000 in each partnership. The Agreements call for the opening of 25 Jennifer Convertible stores in each partnership. Under the terms of the Agreements, the Company is to receive a fee of $10 per store, plus a royalty of 5% of the partnership's sales. The Company has recorded the operating losses of the LP's in excess of the limited partners capital contributions in the Consolidated Statements of Operations (see Note 1). The Company has also provided a $500 revolving credit loan to each of the operating LP's. These loans bear interest at the prime rate plus 3%. As part of the Agreements, the Company received options to purchase the limited partners' interest commencing January 1999 at a price of five times the partnership's earnings before income taxes for the prior year, as defined. Also, pursuant to the agreement, the limited partners can put their interest to the Company for either 100,000 shares of stock of the Company or $1,000 compounded at 25% if there is a change in management, as defined, through the year 2002. The investors have also purchased, for approximately $510, warrants ("Original Warrants") exercisable between June 1994 and June 1998 to purchase 180,000 shares of the Company's Common Stock at an exercise price of $15.625 per share. As of August 31, 1996, the limited partners have paid approximately $210 and signed ten year notes to pay $300 as payment for these warrants (See
Note 7).

          As of August 27, 1994, capital contributions from the limited partners of $1,000 had been received for L.P. III, $500 had been received for L.P. IV and $500 had been received for L.P. V. $1,000 was received on December 1, 1994 for LP's IV and V (see Note 9).









                                      F28