Form 10-K/A
period 1994-08-27
JENNIFER CONVERTIBLES INC
filed 1997-01-10
CIK 806817

                               Amendment to No. 1

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the fiscal year ended                        Commission File number 1-9681
August 27, 1994

                          JENNIFER CONVERTIBLES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                         11-2824646
---------------------------------                   -------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)

419 Crossways Park Drive
Woodbury, New York  11797                                     5712
---------------------------------------             -------------------------
(Address of principal executive office)                 (Primary Standard
                                                    Industrial Classification
                                                          Code Number)


Registrant's telephone number, including area code  (516) 496-1900
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

                                           Indicate by check mark if disclosure
of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of registrant as
of November 30, 1994: $[       ]

Shares of Common Stock outstanding as of November 30, 1994:  5,700,725

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE