Form 10-Q/A
period 1994-11-26
JENNIFER CONVERTIBLES INC
filed 1997-01-10
CIK 806817

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment to No. 1
                                   FORM 10-Q



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                For the quarterly period ended November 26, 1994
                                               -----------------
                                       or

                      THE SECURITIES EXCHANGE ACT OF 1934
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -----------

                         Commission file number  1-9681
                                                --------

JENNIFER CONVERTIBLES, INC.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                                                11-2824646
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


419 Crossways Park Drive, Woodbury, New York              11797
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code        (516) 496-1900
                                                   ----------------------------


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