Form 10-K/A
period 1995-08-26
JENNIFER CONVERTIBLES INC
filed 1997-01-10
CIK 806817

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
             -----------------------------------------------------
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

Aggregate market value of voting stock held by non-affiliates of registrant as of November 30, 1995: $11,008,622

Shares of Common Stock outstanding as of November 30, 1995:  5,700,725
                                                            ----------

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE