Form 10-Q/A
period 1996-02-24
JENNIFER CONVERTIBLES INC
filed 1997-01-10
CIK 806817

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment to No. 1
                                   FORM 10-Q



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 24, 1996
                                               -----------------
                                       or

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