Form 10-Q
period 1996-11-30
JENNIFER CONVERTIBLES INC
filed 1997-01-14
CIK 806817

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                For the quarterly period ended November 30, 1996

                                       or

                      THE SECURITIES EXCHANGE ACT OF 1934
            [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________to ___________


                         Commission file number 1-9681
                                                ------


JENNIFER CONVERTIBLES, INC.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                                         11-2824646
-------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification No.)


419 Crossways Park Drive, Woodbury, New York          11797
-------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code  (516) 496-1900
                                                    --------------


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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)


Indicate the number of shares outstanding of the issuer's common stock as of November 30, 1996:  5,700,725

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements






Part I - Financial Information

Item I - Financial Statements


Consolidated Balance Sheets - November 30, 1996
  (Unaudited) and August 31, 1996.............................. 2

Comparative Consolidated Statements of Operations
for the thirteen weeks ended November 30, 1996 and
November 25, 1995 (Unaudited).................................. 3

Comparative Consolidated Statements of Cash Flows
for the for the thirteen weeks ended November 30, 1996
and November 25, 1995 (Unaudited).............................. 4

Notes to Unaudited Consolidated Financial Statements........... 5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................11

Part II - Other Information....................................15

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                       (In thousands, except share data)


               ASSETS
               ------
                                                                 November 30, 1996         AUGUST 31, 1996
                                                                 -------------------       -----------------
Current assets:                                                          (unaudited)
  Cash and cash equivalents                                                $  3,088               $  3,600
  Merchandise inventories                                                     8,331                  8,221
  Refundable income taxes                                                        23                     23
  Prepaid expenses                                                              237                    446
  Accounts receivable                                                         1,007                  1,588
  Other current assets                                                            5                      8
                                                                           --------               --------
              Total current assets                                           12,691                 13,886

Store fixtures, equipment and leasehold improvements
  at cost, net                                                                8,583                  8,739

Due from Private Company and Unconsolidated Licensees,net
  of reserves of $7,324 at November 30, 1996
  and August 31, 1996.                                                           -                      -


Deferred lease costs and other intangibles, net                               1,361                  1,317
Goodwill, at cost, net                                                          564                    568
Other assets (primarily security deposits)                                      771                    925
                                                                           --------               --------
                                                                           $ 23,970               $ 25,435
                                                                           ========               ========

               LIABILITIES AND (CAPITAL DEFICIENCY)
               ------------------------------------

Current liabilities:
  Accounts payable, trade                                                  $ 16,556               $ 15,746
  Customer deposits                                                           8,591                  8,875
  Accrued expenses and other current liabilities                              3,303                  5,022
                                                                           --------               --------
         Total current liabilities                                           28,450                 29,643

Deferred rent and allowances                                                  5,912                  5,868
Long-term obligations under capital leases                                      365                    230
                                                                           --------               --------
         Total liabilities                                                   34,727                 35,741
                                                                           --------               --------

Commitments and contingencies

(Capital Deficiency):
  Preferred stock, par value $.01 per
         share. Authorized 1,000,000 shares;
         no shares issued                                                         -                      -
  Common stock, par value $.01 per share.
         Authorized 10,000,000 shares; issued and
         outstanding 5,700,725 shares at November 30, 1996
         and August 31, 1996                                                     57                     57
  Additional paid in capital                                                 22,911                 22,911
  Notes receivable from warrant holders                                        (300)                  (300)
  Accumulated (deficit)                                                     (33,425)               (32,974)
                                                                           --------               --------
                                                                            (10,757)               (10,306)
                                                                           --------               --------
                                                                           $ 23,970               $ 25,435
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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                       (In thousands, except share data)
                                  (unaudited)



                                              Thirteen weeks     Thirteen weeks
                                                   ended              ended
                                             November 30, 1996  November 25, 1995
                                             -----------------  -----------------

Net sales                                            $ 27,767         $ 30,906
                                                  -----------      -----------

Cost of sales, including store occupancy,
warehousing, delivery and fabric protection            18,704           20,468

Selling, general and administrative expenses            9,220           10,834

Provision for losses on amounts due from
   Private Company and Unconsolidated Licensees           --               231

Loss from store closings                                    8               25

Depreciation and amortization                             460              431
                                                  -----------      -----------
                                                       28,392           31,989
                                                  -----------      -----------

Operating (loss)                                         (625)          (1,083)
                                                  -----------      -----------

Other income (expense):
      Royalty income                                       94               65
      Interest income                                      22               92
      Interest expense                                     (9)             (16)
      Other income, net                                   116              (49)
                                                  -----------      -----------
                                                          223               92
                                                  -----------      -----------

(Loss) before income taxes                               (402)            (991)

Income taxes                                               49               63
                                                  -----------      -----------

Net (loss)                                            ($  451)        ($ 1,054)
                                                  ===========      ===========


Net (loss) per common and common
      equivalent share                               ($  0.08)        ($  0.18)
                                                  ===========      ===========


Weighted average number of common
      and common equivalent shares                  5,700,725        5,700,725
                                                  ===========      ===========

     See accompanying notes to unaudited consolidated financial statements.

                  JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (in thousands) (unaudited)


                                                            Thirteen weeks       Thirteen weeks
                                                                 ended                ended
                                                           November 30, 1996    November 25, 1995
                                                           -----------------    -----------------
Cash flows from operating activities:
Net (loss)                                                    ($  451)             ($1,054)
Adjustments to reconcile net (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                                 460                  431
    Loss from store closings                                        8                   25
    Deferred rent                                                  --                   85
    Provision for losses on amounts due from
     Private Company and Unconsolidated Licensees                  --                  231
    Other                                                         (30)                  (4)
    Changes in operating assets and liabilities:
         (Increase) decrease in merchandise inventories          (110)               1,390
         Decrease in prepaid expenses                             209                  251
         Decrease in accounts receivables                         581                  410
         Decrease (increase) in other current assets                3                   (4)
         (Increase) in due from Private Company
             and Unconsolidated Licensees                          --                 (231)
         (Increase) decrease in deferred lease costs
             and other intangibles                                (44)                 119
         Decrease in other assets, net                            154                   59
         Increase (decrease) in accounts payable trade            810               (2,656)
         (Decrease) increase in customer deposits                (284)                 607
         (Decrease) in accrued expenses
             and other payables                                (1,719)                (701)

                                                              -------              -------
Net cash (used in) operating activities                          (413)              (1,042)
                                                              -------              -------

Cash flows from investing activities:
Capital expenditures                                             (234)                (546)
                                                              -------              -------
Net cash (used in) investing activities                          (234)                (546)
                                                              -------              -------
Cash flows from financing activities:
Payments of obligations under capital leases                      135                  (45)
                                                              -------              -------
Net cash provided by (used in) financing activities               135                  (45)
                                                              -------              -------

Net (decrease) in cash and cash equivalents                      (512)              (1,633)

Cash and cash equivalents at beginning of period                3,600                7,729
                                                              -------              -------

Cash and cash equivalents at end of period                    $ 3,088              $ 6,096
                                                              =======              =======



Supplemental disclosure of cash flow information:

        Income taxes paid during the period                   $    49              $    63
                                                              =======              =======

        Interest paid                                         $     9              $    16
                                                              =======              =======



     See accompanying notes to unaudited consolidated financial statements.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                   For the Thirteen Weeks Ended November 30, 1996
                     (In thousands except for share amounts)


(1)  Basis of Presentation
     ---------------------
     The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry, the operating results for the interim period ended
November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending August 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1996.


(2)  Merchandise Inventories
     -----------------------
     Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:


                                                    11/30/96    8/31/96
                                                    --------    -------
             Showrooms                               $4,008      $3,963
             Warehouses                               4,323       4,258
                                                     ------      ------
                                                     $8,331      $8,221
                                                     ======      ======

     Vendor discounts and allowances in respect to merchandise purchased by the Company are included as a reduction of inventory and cost of sales.

(3)  Commitments, Contingencies and Other Matters
     --------------------------------------------
     Class Action and Derivative Action Lawsuits
     -------------------------------------------

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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Thirteen Weeks Ended November 30, 1996
                    (In thousands except for share amounts)





     Proposed Settlement of Derivative Litigation
     --------------------------------------------

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

     Proposed Settlement of Class Action Litigation
     ----------------------------------------------

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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                 For the Thirteen Weeks Ended November 30, 1996
                    (In thousands except for share amounts)


     Proposed Settlement with the Private Company
     --------------------------------------------

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

     A) (Warehouse Services):

     The Settlement Agreement contemplates that until December 31, 1997, the Company will pay the Private Company for all services under the warehousing agreement 8.3% of the retail sales prices, less the costs of certain services that will be assumed by the Company previously provided by the Private Company, but no lower than 7.2% of sales. For 1998, the fee will be 7.2% (see L below). Upon the effective date, the Company will no longer pay the Private Company separately for "fabric protection" services. The Company has also agreed to pay an additional warehouse fee during the calendar year 1996 if the total retail sales of the Company are less than $135 million. The Company will pay the Private Company $65 for each million dollar shortfall in annual sales up to $650 ($520 was accrued at August 31, 1996 and $130 has been accrued in the thirteen weeks ended November 30, 1996). The Company has also agreed to pay a re-delivery fee to the Private Company of 3% of selling price for customer deliveries that have to be redelivered to customers under certain circumstances. In 1997 and 1998, if an annual sales level of $140 million is achieved, the Private Company will pay back 50% of previous shortfall payments in each of such years. To the extent the shortfall is not so repaid in full, starting on January 1, 1999, the Private Company will repay the balance of the shortfall over seven years without interest.

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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                 For the Thirteen Weeks Ended November 30, 1996
                    (In thousands except for share amounts)






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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                 For the Thirteen Weeks Ended November 30, 1996
                    (In thousands except for share amounts)







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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                 For the Thirteen Weeks Ended November 30, 1996
                    (In thousands except for share amounts)



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

     Securities and Exchange Commission Investigation
     ------------------------------------------------

     On December 9, 1994, the Company was advised that the Securities and Exchange Commission (SEC) was conducting an inquiry of the Company's affairs "to determine whether there have been violations of the federal securities laws". The SEC requested that the Company voluntarily provide certain documents in connection with its December 2, 1994 press release "concerning the adjustment in the valuation of certain subsidiaries on the Company's balance sheet". Since that date, the SEC has also requested the Final Report of Counsel to the Independent Committee of the Board of Directors and the November 22, 1994 letter from a director of the Company to the President. Additionally, the SEC requested the "responses" to these documents and the Company furnished them with the "Response of Harley Greenfield to the January 26, 1995 Final Report of Counsel to the Independent Committee" dated March 10, 1995 and the "Response of Jerome I. Silverman to the letter dated November 22, 1994 from Michael Colnes to Harley Greenfield" dated April 3, 1995.

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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                 For the Thirteen Weeks Ended November 30, 1996
                    (In thousands except for share amounts)









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations:
          ----------------------

          This Quarterly Report on Form 10-Q contains forward-looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

          Net Sales:
          ----------

          The Company's sales decreased by 10.2% to $27,767 for the thirteen weeks ended November 30, 1996 as compared to $30,906 for the same period in the prior year. There were 150 stores in operation as of November 30, 1996 compared to 157 stores at the end of the prior year fiscal quarter. Comparable store sales (those open for the entire period in the current and prior year periods) declined by 7.0%. These sales declines are mainly attributable to the closing of seven stores since the prior year period, a physical split of Jennifer Convertible stores into both a Jennifer Convertible store and a Jennifer Leather store (thereby cannibalizing sales), a shift to more lower priced promotional merchandise and an industry-wide softness.

          Cost of Sales:
          --------------

          Cost of sales decreased by 8.6% to $18,704, 67.4% as a percentage of sales, as compared to $20,468, 66.2% as a percentage of sales, for the same period in the prior year. The dollar decline of $1,764 is primarily attributable to the lower sales volume. Higher costs of merchandise by .6% and higher freight costs of .2% were offset by higher delivery income of .9%. Total occupancy costs did not change, however they increased substantially as a percentage of sales due to the decline in sales (1.3%). Warehouse expenses of $1,523, fabric protection services of $746 and freight of $855 provided by the Private Company declined from $1,546, $895 and $907, respectively, from the previous year due to lower sales volume in the current period.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                   For the Thirteen Weeks Ended November 30, 1996
                    (In thousands except for share amounts)





             Selling, General and Administrative and Other Expenses:
             -------------------------------------------------------

          Selling, general and administrative expenses were $9,220, 33.2% as a percentage of sales, as compared to $10,834, 35.1% as a percentage of sales, for the prior period, a decrease of $1,614 or 14.9%. Part of the decline in expenses was caused by a reduction in salaries of $567 principally because of the lower sales volume which generated lower commissions and personnel. reductions. Advertising expenses declined by $627 because of lower sales and a shift in some programs to the Spring 1997 periods. Included in selling, general and administrative expenses starting this fiscal quarter, are adjustments related to cancelled customer orders of $223 which in prior periods was classified in other income.

          The Company's receivables from the Private Company, the Unconsolidated Licensees and S.F.H.C. were $7,324 as of November 30, 1996 which was unchanged from August 31, 1996. At August 31, 1996, the Company had provided a reserve for the full amount due from these entities of $7,324. These entities have losses and capital deficiencies. There can be no assurance that the total receivables will be collected. It is the Company's intention to continue to fund these operations in the future.

          On November 1, 1995, the Company signed an Offset Agreement with the Private Company whereby it assumed $1,866 of indebtedness to the Company previously owed by certain Unconsolidated Licensees. In connection with the uncertainty of collectibility and the relationship between the Private Company, the Unconsolidated Licensees and the Company, the Company accounts for subsequent transactions with these entities on an offset basis. If the result of the offset is a receivable due from them, then such net amount will be reserved for and generally recognized as income only at the time when cash is received from these entities. For the thirteen weeks ended November 30, 1996 these receivables increased by $566 which has been offset by a cash payment by the Private Company of $566 received in November 1996.

          Liquidity and Capital Resources
          -------------------------------

          At November 30, 1996, the Company had an aggregate working capital deficiency of $(15,759) compared to a deficiency of $(15,757) at August 31, 1996 and had available cash and cash equivalents of $3,088 compared to $3,600 at August 31, 1996. The decrease in cash equivalents since August 31, 1996 is due principally to the net (loss) of $(451).

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                 For the Thirteen Weeks Ended November 30, 1996
                    (In thousands except for share amounts)





          Effective January 1, 1994, the Company assumed the responsibility of purchasing inventory which responsibility was previously performed by the Private Company. Accordingly, the Company acquires inventory for resale to its affiliates and licensees. A portion of the inventory acquired for resale is financed by normal trade credit terms. In March 1996, the Company executed a Credit and Security Agreement ("Credit Agreement") with its principal supplier, Klaussner Furniture Industries, Inc. ("Klaussner") which effectively extended the payment terms for merchandise shipped from 60 days to 81 days. As part of the Credit Agreement, the Company granted a security interest in all of its assets as well as assigning leasehold interests, trademarks and a license agreement to operate the Company's business in the event of a default. The Company does not currently have any traditional bank financing and there can be no assurance such financing will be available in the future. Although the Company currently has credit card financing, there can be no assurance that such financing will continue to be available. Klaussner also lent $1,440 to the Private Company to be used to pay down the mortgage balance on the warehouse property. This paydown also reduced the Company's potential exposure under a guarantee to the mortgagor. Such exposure was subsequently extinguished by the sale in June 1996 of the warehouse property and the payment in full of the related debt by the Private Company. (See (3)L above.)

          The cash portion of the proposed settlement of the derivative and class action litigations (as described in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996) will come from insurance company payments and the issuance of new Preferred Stock by the Company. There will be no cash outlays by the Company other than for legal costs (a substantial portion of which has already been paid). Additionally, the proposed Settlement Agreement with the Private Company contemplates significant changes to the operating relationship between the companies.

          The Company and the LP's have closed stores for non-performance, but a number of closings were due to the Company's decision to combine separate Jennifer Convertibles and Jennifer Leather stores located in the same demographic areas into one store. The primary benefit of combining both operations into one store was an elimination of the real estate expenses and other expenses associated with the closed showroom. Additional benefits realized included reductions of personnel and, in a number of cases, elimination of duplicate office equipment and telephone lines. Although combining two stores into one store generally reduces sales, management believes that sales at the combined store will generate more profit due to the elimination or reduction of expenses described above.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                 For the Thirteen Weeks Ended November 30, 1996
                    (In thousands except for share amounts)





          Management feels that with the above noted Credit Agreement, available funds, funds derived from store operations, significant cost cutting measures previously undertaken including, but not limited to, the reduction in salaries of certain management personnel, additional vendor allowances of $1,075 and cash payments from the Private Company in connection with the offset agreements ($566 received in November 1996) the Company will have adequate cash flow to fund its operations and meet its capital and liquidity requirements in the near future.

                          JENNIFER CONVERTIBLES, INC.

                                    PART II

                               OTHER INFORMATION



ITEMS 1.  through 5. NOT APPLICABLE.

ITEM 6.   (a) EXHIBIT 11.1 - STATEMENT RE: COMPUTATION OF NET (LOSS) PER
          SHARE

          (b) REPORTS ON FORM 8-K - NONE


          During the quarter ended November 30, 1996 the Company filed no Current Reports on Form 8-K.

                          JENNIFER CONVERTIBLES, INC.

                                   SIGNATURES





          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       JENNIFER CONVERTIBLES, INC.


January 14, 1997                       By: /s/ Harley J. Greenfield
                                           ------------------------
                                       Harley J. Greenfield, Chairman
                                       of the Board, President and
                                       Chief Executive Officer



January 14, 1997                       By: /s/ George J. Nadel
                                           -------------------
                                       George J. Nadel, Executive Vice President
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Accounting
                                        Officer)