Form 10-Q
period 1997-03-01
JENNIFER CONVERTIBLES INC
filed 1997-04-14
CIK 806817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.



                  For the quarterly period ended MARCH 1, 1997

                                       or

                       THE SECURITIES EXCHANGE ACT OF 1934
            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ------ to ------


                          Commission file number  1-9681
                                                  -------

                          JENNIFER CONVERTIBLES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                 11-2824646
--------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification No.)

419 CROSSWAYS PARK DRIVE, WOODBURY, NEW YORK          11797
--------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (516) 496-1900
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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of the issuer's common stock as of March 1, 1997:  5,700,725

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements






Part I - Financial Information

Item I - Financial Statements


Consolidated Balance Sheets - March 1, 1997
  (Unaudited) and August 31, 1996.............................. 2

Comparative Consolidated Statements of Operations
(Unaudited) for the twenty-six weeks and thirteen weeks ended
March 1, 1997 and February 24, 1996)........................... 3

Comparative Consolidated Statements of Cash Flows
(Unaudited) for the for the twenty-six weeks and thirteen weeks ended March 1, 1997 and February 24, 1996...................... 4

Notes to Unaudited Consolidated Financial Statements........... 5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................12

Part II - Other Information....................................16

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except for share data)

                ASSETS
                ------
                                                                    March 1, 1997      August 31, 1996
                                                                    -------------      ---------------
                                                                     (unaudited)
Current assets:
     Cash and cash equivalents                                        $  2,587             $  3,600
     Merchandise inventories                                             8,338                8,221
     Refundable income taxes                                                --                   23
     Prepaid expenses                                                      932                  446
     Accounts receivable                                                   751                1,588
     Other current assets                                                   --                    8
                                                                      --------             --------
         Total current assets                                           12,608               13,886

Store fixtures, equipment and leasehold improvements
     at cost, net                                                        8,273                8,739

Due from Private Company and Unconsolidated Licensees, net
   of reserves of $7,195 and $7,324 at March 1, 1997                        --                   --
   and August 31, 1996

Deferred lease costs and other intangibles, net                          1,181                1,317
Goodwill, at cost, net                                                     559                  568
Other assets (primarily security deposits)                                 804                  925
                                                                      --------             --------
                                                                      $ 23,425             $ 25,435
                                                                      ========             ========


                LIABILITIES AND (CAPITAL DEFICIENCY)
                ------------------------------------

Current liabilities:
     Accounts payable, trade                                          $ 15,471             $ 15,746
     Customer deposits                                                   8,057                8,875
     Accrued expenses and other current liabilities                      4,807                5,022
                                                                      --------             --------
         Total current liabilities                                      28,335               29,643

Deferred rent and allowances                                             5,876                5,868
Long-term obligations under capital leases                                 413                  230
                                                                      --------             --------
         Total liabilities                                              34,624               35,741
                                                                      --------             --------


Commitments and contingencies

(Capital Deficiency):
     Preferred stock, par value $.01 per
         share. Authorized 1,000,000 shares;
         no shares issued                                                   --                   --
     Common stock, par value $.01 per share
         Authorized 10,000,000 shares; issued and
         outstanding 5,700,725 shares at March 1, 1997,
         and August 31, 1996                                                57                   57
     Additional paid in capital                                         22,911               22,911
     Notes receivable from warrant holders                                (300)                (300)
     Accumulated (deficit)                                             (33,867)             (32,974)
                                                                      --------             --------
                                                                       (11,199)             (10,306)
                                                                      --------             --------
                                                                      $ 23,425             $ 25,435
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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                        (In thousands, except share data)
                                   (unaudited)




                                                      Thirteen weeks    Thirteen weeks       Twenty-six weeks     Twenty-six weeks
                                                          ended              ended                 ended               ended
                                                      March 1, 1997     February 24, 1996      March 1, 1997      February 24, 1996
                                                    -----------------   ------------------   ----------------    ------------------

Net sales                                              $    22,078         $    22,652         $    49,845         $    53,558
                                                       -----------         -----------         -----------         -----------

Cost of sales, including store occupancy,
warehousing, delivery and fabric protection                 15,961              16,091              34,665              36,559

Selling, general and administrative expenses                 6,487               9,832              15,707              20,666

Reduction in reserve for amounts due from
   Private Company and Unconsolidated Licensees                 --                (288)                 --                 (57)


Loss from store closings                                        24                 181                  32                 206

Depreciation and amortization                                  472                 525                 932                 956
                                                       -----------         -----------         -----------         -----------
                                                            22,944              26,341              51,336              58,330
                                                       -----------         -----------         -----------         -----------

Operating (loss)                                              (866)             (3,689)             (1,491)             (4,772)
                                                       -----------         -----------         -----------         -----------

Other income (expense):
     Royalty income                                             94                  93                 188                 158
     Interest income                                            18                  40                  40                 132
     Interest expense                                           (8)                (11)                (17)                (27)
     Other income, net                                         383                (329)                499                (378)
                                                       -----------         -----------         -----------         -----------
                                                               487                (207)                710                (115)
                                                       -----------         -----------         -----------         -----------

(Loss) before income taxes                                    (379)             (3,896)               (781)             (4,887)

Income taxes                                                    63                  21                 112                  84

                                                       -----------         -----------         -----------         -----------
Net (loss)                                                   ($442)            ($3,917)              ($893)            ($4,971)
                                                       ===========         ===========         ===========         ===========


Net (loss) per common and common
     equivalent share                                       ($0.08)             ($0.69)             ($0.16)             ($0.87)
                                                       ===========         ===========         ===========         ===========


Weighted average number of common
     and common equivalent shares                        5,700,725           5,700,725           5,700,725           5,700,725
                                                       ===========         ===========         ===========         ===========


     See accompanying notes to unaudited consolidated financial statements.

                   JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           (in thousands) (unaudited)


                                                            Thirteen weeks     Thirteen weeks     Twenty-six weeks  Twenty-six weeks
                                                                ended             ended                ended             ended
                                                             March 1, 1997    February 24, 1996    March 1, 1997   February 24, 1996
                                                             -------------    -----------------    -------------   -----------------
Cash flows from operating activities:
Net (loss)                                                        ($442)           ($3,917)             ($893)           ($4,971)
Adjustments to reconcile net (loss)
     to net cash (used in) operating activities:
     Depreciation and amortization                                  472                525                932                956
     Loss from store closings                                        24                181                 32                206
     Deferred rent                                                   --               (231)                --               (146)
     Provision for losses on amounts due from
       Private Company and Unconsolidated Licensees                  --               (288)                --                (57)
     Other                                                           30                 (5)                --                 (9)
     Changes in operating assets and liabilities:
       (Increase) decrease in merchandise inventories                (7)              (569)              (117)               821
       Decrease in refundable income taxes                           23                105                 23                105
       (Increase)in prepaid expenses                               (695)              (526)              (486)              (275)
       Decrease in accounts receivable                              256              1,125                837              1,535
       Decrease in other current assets                               5                 76                  8                 72
       Decrease in due from Private Company
         and Unconsolidated Licensees                                --                288                 --                 57
       Decrease in deferred lease costs
           and other intangibles                                    180                224                136                343
       (Increase) decrease in other assets, net                     (33)                 4                121                 63
       (Decrease) in accounts payable trade                      (1,085)            (1,285)              (275)            (3,941)
       (Decrease) increase in customer deposits                    (534)              (443)              (818)               164
       Increase (decrease) in accrued expenses
         and other payables                                       1,375               (422)              (344)            (1,123)

                                                                -------            -------            -------            -------
Net cash (used in) operating activities                            (431)            (5,158)              (844)            (6,200)
                                                                -------            -------            -------            -------

Cash flows from investing activities:
Capital expenditures                                               (118)                --               (352)              (546)
                                                                -------            -------            -------            -------
Net cash (used in) investing activities                            (118)                --               (352)              (546)
                                                                -------            -------            -------            -------

Cash flows from financing activities:
Payments of obligations under capital leases                         48                (11)               183                (56)
                                                                -------            -------            -------            -------
Net cash provided by (used in) financing activities                  48                (11)               183                (56)
                                                                -------            -------            -------            -------


Net (decrease)in cash and cash equivalents                         (501)            (5,169)            (1,013)            (6,802)

Cash and cash equivalents at beginning of period                  3,088              6,096              3,600              7,729
                                                                -------            -------            -------            -------

Cash and cash equivalents at end of period                       $2,587               $927             $2,587               $927
                                                                =======            =======            =======            =======



Supplemental disclosure of cash flow information:

       Income taxes paid during the period                          $63                $21               $112                $84
                                                                =======            =======            =======            =======

       Interest paid                                                 $8                $11                $17                $27
                                                                =======            =======            =======            =======

     See accompanying notes to unaudited consolidated financial statements.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Twenty-Six Weeks Ended March 1, 1997
                     (In thousands except for share amounts)


(1)       BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry, the operating results for the interim period ended March 1, 1997 are not necessarily indicative of the results that may be expected for the year ending August 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1996.

(2)        MERCHANDISE INVENTORIES

           Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                                   3/1/97    8/31/96
                                                   ------     ------
           Showrooms                               $4,279     $3,963
           Warehouses                               4,059      4,258
                                                   ------     ------
                                                   $8,338     $8,221
                                                   ======     ======

           Vendor discounts and allowances in respect to merchandise purchased by the Company are included as a reduction of inventory and cost of sales.

(3)        COMMITMENTS, CONTINGENCIES AND OTHER MATTERS
           CLASS ACTION AND DERIVATIVE ACTION LAWSUITS

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

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                  For the Twenty-Six Weeks Ended March 1, 1997
                     (In thousands except for share amounts)



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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Twenty-Six Weeks Ended March 1, 1997
                     (In thousands except for share amounts)




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

           A)  (Warehouse Services):

           The Settlement Agreement contemplates that until December 31, 1997, the Company will pay the Private Company for all services under the warehousing agreement 8.3% of the retail sales prices, less the costs of certain services that will be assumed by the Company previously provided by the Private Company, but no lower than 7.2% of sales. For 1998, the fee will be 7.2% (see L below). Upon the effective date, the Company will no longer pay the Private Company separately for "fabric protection" services. The Company also agreed to pay an additional warehouse fee during the calendar year 1996 if the total retail sales of the Company were less than $135 million. Such sales were less than $135 million, accordingly, the Company paid the Private Company $65 for each million dollar shortfall in annual sales up to $650 ($520 was accrued at August 31, 1996 and $130 has been accrued in the thirteen weeks ended November 30, 1996). The full $650 has been credited to the Private Company under the Offset Agreement. The Company has also agreed to pay a re-delivery fee to the Private Company of 3% of selling price for customer deliveries that have to be re-delivered to customers under certain circumstances. In 1997 and 1998, if an annual sales level of $140 million is achieved, the Private Company will pay back 50% of previous shortfall payments in each of such years. To the extent the shortfall is not so repaid in full, starting on January 1, 1999, the Private Company will repay the balance of the shortfall over seven years without interest.

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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Twenty-Six Weeks Ended March 1, 1997
                     (In thousands except for share amounts)



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

           E) (Assignment of Interest in Certain Limited Partnerships and Other Corporate Licensee):

           The Private Company has purchased the interests of the limited partnerships known as LP III, LP IV and LP V and the equity interest of the shareholders of S.F.H.C. and will assign these interests to the Company. The Company, in turn, will release the limited partners and the shareholders, officers and directors of S.F.H.C. from all claims and/or obligations owed to the Company.

           Although it is not reflected in the Settlement Agreement, it is currently contemplated that the shareholders of S.F.H.C. will receive new ten year warrants to purchase an aggregate of 180,000 shares of Common Stock at $7.00 per share. It is also contemplated that the limited partners of the Partnerships will retain the Original Warrants.

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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Twenty-Six Weeks Ended March 1, 1997
                     (In thousands except for share amounts)



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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Twenty-Six Weeks Ended March 1, 1997
                     (In thousands except for share amounts)



           M)  (Subordination):

           Subject to court approval of the Settlement Agreement, Messrs. Greenfield and Seidner have agreed to subordinate, until January 1, 1999, their right to receive payments in respect of the $10,273 owed to them by the Private Company, if the Private Company is in default in the payment of any cash obligation to the Company arising after August 7, 1996 after giving effect to any offsets as between Messrs. Greenfield and Seidner and the Private Company. Such subordination does not apply to any distribution with respect to a disposition of substantially all of the assets of the Private Company.

           DEFINITIVE SETTLEMENT AGREEMENTS

           The definitive settlement agreements entered into with the Private Company and submitted to the Court for approval as described below differ from those outlined above in certain respects, including an agreement by the Company to give the Private Company a credit under the Further Offset Agreement equal to the amount obtained by multiplying the warehouse fee then in effect by the amount, if any, by which the Company's sales for each of the 12 months ending December 31, 1997 and 1998 are less than $106.5 million. Such credit is to be estimated and paid monthly based on target sales for each month and will be reconciled and adjusted quarterly. Sales in excess of $106.5 million in 1997 will be carried over to 1998 and sales in 1998 in excess of this amount will be carried back to 1997, if necessary.

           SETTLEMENT HEARING

           On April 15, 1997, a hearing will be held in the United States District Court for the Eastern District of New York, Hauppauge, New York in connection with the settlement of all of the above matters. The purpose of the hearing will be to determine, among other things, whether the proposed settlements are fair, reasonable and adequate and in the best interests of all parties. If court approval is obtained, an Order and Final Judgment will be entered dismissing all claims, approving payments to all Class members and approving payment of all fees and expenses.

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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Twenty-Six Weeks Ended March 1, 1997
                     (In thousands except for share amounts)



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

           On May 3, 1995 the SEC commenced a formal investigation into the affairs of the Company. Subpoenas were issued to the Company and certain of its current and former management and its current accounting firm to furnish various contracts and accounting records which have been complied with. The outcome of the SEC investigation is not presently determinable.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Twenty-Six Weeks Ended March 1, 1997
                    (In thousands except for share amounts)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS:

          THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

          NET SALES:

          The Company's sales decreased by 6.9% to $49,845 for the twenty-six weeks ended March 1, 1997 as compared to $53,558 for the same period in the prior year. Sales for the thirteen weeks ended March 1, 1997 decreased by 2.5% to $22,078 from $22,652 for the same period in the prior year. There were 149 stores in operation as of March 1, 1997 compared to 153 stores at the end of the prior year fiscal quarter. Comparable store sales (those open for the entire period in the current and prior year periods) declined by 4.2% and .5%, respectively. These sales declines are mainly attributable to the closing of four stores since the prior year period, a physical split of Jennifer
Convertible stores into both a Jennifer Convertibles store and a Jennifer Leather store, (thereby reducing selling space), a shifting in certain advertising expenditures, a shift to more lower priced promotional merchandise and an industry-wide softness.

          COST OF SALES:

          TWENTY-SIX WEEKS ENDED MARCH 1,1997:

          Cost of sales decreased by 5.2% to $34,665 (69.6% as a percentage of sales) as compared to $36,559 (68.3% as a percentage of sales) for the same period in the prior year. The dollar decline of $1,894 is primarily attributable to the lower sales volume. Higher costs of merchandise as a percentage of sales of 1.5% was due to a change in the mix of sales and higher freight costs of .2% were offset by higher delivery income of .9%. Total occupancy costs declined slightly, however, they increased as a percentage of sales by .8% due to the sales decline of 6.9% Warehouse expenses of $2,497, fabric protection services of $1,308 and freight of $1,523 provided by the Private Company declined from $2,678, $1,543 and $1,563, respectively, from the previous year due to lower sales volume in the current period.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Twenty-Six Weeks Ended March 1, 1997
                     (In thousands except for share amounts)






          THIRTEEN WEEKS ENDED MARCH 1,1997:

          Cost of sales decreased by .8% to $15,961 (72.3% as a percentage of sales) as compared to $16,091 (71.0% as a percentage of sales) for the same period in the prior year. The dollar decline of $130 is primarily attributable to the lower sales volume. Higher costs of merchandise as a percentage of sales of 2.2% and higher freight costs of .1% were offset by higher delivery income of 1.0%. Total occupancy costs declined slightly by $131 and declined as a percentage of sales by .1%. Warehouse expenses of $1,105, fabric protection services of $562 and freight of $668 provided by the Private Company compared to $1,132, $648 and $656, respectively, from the previous year.

           SELLING, GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES:

           TWENTY-SIX WEEKS ENDED MARCH 1,1997:

           Selling, general and administrative expenses were $15,707 (31.5% as a percentage of sales) as compared to $20,666 (38.6% as a percentage of sales) for the prior period, a decrease of $4,959 or 24.0%. Part of the decline in expenses was caused by: A) a reduction in salaries of $957 principally because of the reduction in salaries of certain management personnel, lower sales volume which generated lower commissions and personnel reductions and B) a reduction of legal expenses of $645. Advertising expenses declined by $1,618 because of a shift in some programs to the Spring 1997 periods as well as a credit from Klaussner Furniture Industries, Inc. that totaled $1,075. Additionally, included in selling, general and administrative expenses are adjustments related to cancelled customer orders of $1,144 which in prior periods were classified in other income.

           THIRTEEN WEEKS ENDED MARCH 1,1997:

           Selling, general and administrative expenses were $6,487 (29.4% as a percentage of sales) as compared to $9,832 (43.4% as a percentage of sales) for the prior period, a decrease of $3,345 or 34.0%. Part of the decline in expenses was caused by: A) a reduction in salaries of $389 principally because of the lower sales volume which generated lower commissions and personnel reductions and B) a reduction of legal expenses of $605. Advertising expenses declined by $939 principally because of a credit from Klaussner Furniture Industries, Inc. that totaled $1,075. Additionally, included in selling, general and administrative expenses are adjustments related to cancelled customer orders of $921 which in prior periods were classified in other income.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Twenty-Six Weeks Ended March 1, 1997
                     (In thousands except for share amounts)




           The Company's receivables from the Private Company, the Unconsolidated Licensees and S.F.H.C. were $7,195 as of March 1, 1997 which declined by $129 from August 31, 1996. At August 31, 1996, the Company had provided a reserve for the full amount due from these entities of $7,324. These entities have losses and capital deficiencies. There can be no assurance that the total receivables will be collected. It is the Company's intention to continue to fund these operations in the future.

           On November 1, 1995, the Company signed an Offset Agreement with the Private Company whereby it assumed $1,866 of indebtedness to the Company previously owed by certain Unconsolidated Licensees. In connection with the uncertainty of collectibility and the relationship between the Private Company, the Unconsolidated Licensees and the Company, the Company accounts for subsequent transactions with these entities on an offset basis. If the result of the offset is a receivable due from them, then such net amount will be reserved for and generally recognized as income only at the time when cash is received from these entities. For the twenty-six weeks ended March 1, 1997 these receivables decreased by $129 which has not been reflected in the Statement of Operations because of disputed items.

           LIQUIDITY AND CAPITAL RESOURCES

           At March 1, 1997, the Company had an aggregate working capital deficiency of $(15,727) compared to a deficiency of $(15,757) at August 31, 1996 and had available cash and cash equivalents of $2,587 compared to $3,600 at August 31, 1996. The decrease in cash equivalents since August 31, 1996 is due principally to the net (loss) of $(893).

           Effective January 1, 1994, the Company assumed the responsibility of purchasing inventory which responsibility was previously performed by the Private Company. Accordingly, the Company acquires inventory for resale to its affiliates and licensees. A portion of the inventory acquired for resale is financed by normal trade credit terms. In March 1996, the Company executed a Credit and Security Agreement ("Credit Agreement") with its principal supplier, Klaussner Furniture Industries, Inc. ("Klaussner") which effectively extended the payment terms for merchandise shipped from 60 days to 81 days. As part of the Credit Agreement, the Company granted a security interest in all of its assets as well as assigning leasehold interests, trademarks and a license agreement to operate the Company's business in the event of a default. The Company does not currently have any traditional bank financing and there can be no assurance such financing will be available in the future. Although the Company currently has credit card financing, there can be no assurance that such financing will continue to be available. Klaussner also lent $1,440 to the Private Company to be used to pay down the mortgage balance on the warehouse property. This paydown also reduced the

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Twenty-Six Weeks Ended March 1, 1997
                     (In thousands except for share amounts)


Company's potential exposure under a guarantee to the mortgagor. Such exposure was subsequently extinguished by the sale in June 1996 of the warehouse property and the payment in full of the related debt by the Private Company (See (3) L), above).

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

          Management feels that with the above noted Credit Agreement, available funds, funds derived from store operations, significant cost cutting measures previously undertaken including, but not limited to, the reduction in salaries of certain management personnel, vendor allowances of $1,075 (received December
1996) and cash payments from the Private Company in connection with the offset agreements the Company will have adequate cash flow to fund its operations and meet its capital and liquidity requirements in the near future.

                           JENNIFER CONVERTIBLES, INC.

                                     PART II

                                OTHER INFORMATION



ITEMS 1. through 5.  NOT APPLICABLE.

ITEM  6.   (a)  EXHIBIT 11.1 - STATEMENT RE: COMPUTATION OF
                               NET (LOSS) PER SHARE

           (b)  REPORTS ON FORM 8-K - NONE

           (c)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE (SEC USE ONLY)

     During the quarter ended March 1, 1997 the Company filed no Current Reports on Form 8-K.

                           JENNIFER CONVERTIBLES, INC.

                                   SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       JENNIFER CONVERTIBLES, INC.


April 14, 1997                         By: /S/ HARLEY J. GREENFIELD
                                           ------------------------
                                       Harley J. Greenfield, Chairman
                                       of the Board, President and
                                       Chief Executive Officer



April 14, 1997                         By: /S/ GEORGE J. NADEL
                                           -------------------
                                       George J. Nadel, Executive Vice President
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)