Form 10-Q
period 1997-05-31
JENNIFER CONVERTIBLES INC
filed 1997-07-15
CIK 806817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended MAY 31, 1997

                                       or

                       THE SECURITIES EXCHANGE ACT OF 1934
            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ------ to ------


                          Commission file number 1-9681
                                                 ------

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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of the issuer's common stock as of May 31, 1997:  5,700,725

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements






Part I - Financial Information

Item I - Financial Statements


Consolidated Balance Sheets - May 31, 1997
  (Unaudited) and August 31, 1996.............................. 2

Comparative Consolidated Statements of Operations
(Unaudited) for the thirty-nine weeks and thirteen weeks ended
    May 31, 1997 and May 25, 1996)............................. 3

Comparative Consolidated Statements of Cash Flows
(Unaudited) for the for the thirty-nine weeks and thirteen weeks ended May 31, 1997 and May 25, 1996........................ 4

Notes to Unaudited Consolidated Financial Statements........... 5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................12

Part II - Other Information....................................16

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except for share data)


             ASSETS
             ------
                                                             MAY 31, 1997          AUGUST 31, 1996
                                                             ------------          ---------------
                                                              (unaudited)
Current assets:
     Cash and cash equivalents                                  $  2,439                $  3,600
     Merchandise inventories                                       7,533                   8,221
     Refundable income taxes                                           0                      23
     Prepaid expenses                                                542                     446
     Accounts receivable                                             675                   1,588
     Other current assets                                             18                       8
                                                                --------                --------
         Total current assets                                     11,207                  13,886

Store fixtures, equipment and leasehold improvements
     at cost, net                                                  8,026                   8,739

Duefrom Private Company and  Unconsolidated  Licensees,
   net of reserves of $7,020 and $7,324 at May 31, 1997
   and August 31, 1996                                                --                      --

Deferred lease costs and other intangibles, net                    1,173                   1,317
Goodwill, at cost, net                                               555                     568
Other assets (primarily security deposits)                           797                     925
                                                                --------                --------
                                                                $ 21,758                $ 25,435
                                                                ========                ========


          LIABILITIES AND (CAPITAL DEFICIENCY)
          ------------------------------------

Current liabilities:
     Accounts payable, trade                                    $ 16,897                $ 15,746
     Customer deposits                                             7,423                   8,875
     Accrued expenses and other current liabilities                3,403                   5,022
                                                                --------                --------
         Total current liabilities                                27,723                  29,643

Deferred rent and allowances                                       5,855                   5,868
Long-term obligations under capital leases                           433                     230
                                                                --------                --------
         Total liabilities                                        34,011                  35,741
                                                                --------                --------


Commitments and contingencies

(Capital Deficiency):
     Preferred stock, par value $.01 per
         share. Authorized 1,000,000 shares;
         no shares issued                                             --                      --
     Common stock, par value $.01 per share
            Authorized 10,000,000 shares; issued and
            outstanding 5,700,725 shares at May 31,1997
            and August 31, 1996                                       57                      57
     Additional paid in capital                                   22,911                  22,911
     Notes receivable from warrant holders                          (300)                   (300)
     Accumulated (deficit)                                       (34,921)                (32,974)
                                                                --------                --------
                                                                 (12,253)                (10,306)
                                                                --------                --------

                                                                $ 21,758                $ 25,435
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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                        (In thousands, except share data)
                                   (unaudited)




                                                    Thirteen weeks      Thirteen weeks     Thirty-nine weeks   Thirty-nine weeks
                                                         ended               ended               ended              ended
                                                     May 31, 1997        May 25, 1996        May 31, 1997        May 25, 1996
                                                     ------------        ------------        ------------        ------------
Net sales                                                $23,743             $25,293             $73,588             $78,851
                                                     -----------         -----------         -----------         -----------

Cost of sales, including store occupancy,
warehousing, delivery and fabric protection               17,173              17,315              51,838              53,874

Selling, general and administrative expenses               8,081               7,913              23,788              28,579

(Recovery) provision for amounts due from
  Private Company and Unconsolidated Licensees              (304)                469                (304)                412

Loss from store closings                                       3                  53                  35                 259

Depreciation and amortization                                482                 448               1,414               1,404
                                                     -----------         -----------         -----------         -----------
                                                          25,435              26,198              76,771              84,528
                                                     -----------         -----------         -----------         -----------

Operating (loss)                                          (1,692)               (905)             (3,183)             (5,677)
                                                     -----------         -----------         -----------         -----------

Other income (expense):
   Royalty income                                             90                 104                 278                 262
   Interest income                                            15                  39                  55                 171
   Interest expense                                           (8)                (10)                (25)                (37)
   Other income, net                                         586                 294               1,085                 (84)
                                                     -----------         -----------         -----------         -----------
                                                             683                 427               1,393                 312
                                                     -----------         -----------         -----------         -----------

(Loss) before income taxes                                (1,009)               (478)             (1,790)             (5,365)

Income taxes                                                  45                  68                 157                 152

                                                     -----------         -----------         -----------         -----------
Net (loss)                                               ($1,054)              ($546)            ($1,947)            ($5,517)
                                                     ===========         ===========         ===========         ===========


Net (loss) per common and common
   equivalent share                                       ($0.18)             ($0.10)             ($0.34)             ($0.97)
                                                     ===========         ===========         ===========         ===========


Weighted average number of common
   and common equivalent shares                        5,700,725           5,700,725           5,700,725           5,700,725
                                                     ===========         ===========         ===========         ===========


     See accompanying notes to unaudited consolidated financial statements.

                   JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           (in thousands) (unaudited)


                                                             Thirteen weeks   Thirteen weeks   Thirty-nine weeks  Thirty-nine weeks
                                                                  ended            ended            ended              ended
                                                              May 31, 1997     May 25, 1996      May 31, 1997       May 25, 1996
                                                              ------------     ------------      ------------       ------------
Cash flows from operating activities:
Net (loss)                                                       ($1,054)           ($546)         ($1,947)           ($5,517)
Adjustments to reconcile net (loss)
      to net cash provided by operating activities:
      Depreciation and amortization                                  482              448            1,414              1,404
      Loss from store closings                                         3               53               35                259
      Deferred rent                                                   --                1               96               (145)
      (Recovery) provision for losses on amounts due from
         Private Company and Unconsolidated Licensees               (304)             469             (304)               412
      Other                                                           --               11               --                   2
      Changes in operating assets and liabilities:
        Decrease in merchandise inventories                          805              556              688              1,377
        Decrease in refundable income taxes                           --               --               23                105
        Decrease (increase)in prepaid expenses                       390              296              (96)                21
        Decrease in accounts receivable                               76               88              913              1,623
        (Increase) decrease in other current assets                  (18)               1              (10)                73
        (Increase) in due from Private Company
           and Unconsolidated Licensees                               --             (469)              --               (412)
        Decrease in deferred lease costs
            and other intangibles                                      8               71              144                414
        Decrease in other assets, net                                  7               22              128                 85
        Increase in accounts payable trade                         1,426            1,851            1,151             (2,090)
        (Decrease) in customer deposits                             (634)            (786)          (1,452)              (622)
        (Decrease) in accrued expenses
           and other payables                                     (1,179)            (311)          (1,619)            (1,434)
                                                                 -------          -------          -------            -------
Net cash provided by (used in) operating activities                    8            1,755             (836)            (4,445)
                                                                 -------          -------          -------            -------

Cash flows from investing activities:
Capital expenditures                                                (176)            (188)            (528)              (734)
                                                                 -------          -------          -------            -------
Net cash (used in) investing activities                             (176)            (188)            (528)              (734)
                                                                 -------          -------          -------            -------

Cash flows from financing activities:
Payments of obligations under capital leases                          20              (25)             203                (81)
                                                                 -------          -------          -------            -------
Net cash provided by (used in) financing activities                   20              (25)             203                (81)
                                                                 -------          -------          -------            -------


Net (decrease) increase in cash and cash equivalents                (148)           1,542           (1,161)            (5,260)

Cash and cash equivalents at beginning of period                   2,587              927            3,600              7,729
                                                                 -------          -------          -------            -------

Cash and cash equivalents at end of period                        $2,439           $2,469           $2,439             $2,469
                                                                 =======          =======          =======            =======



Supplemental disclosure of cash flow information:

        Income taxes paid during the period                         $157              $68             $157               $152
                                                                 =======          =======          =======            =======

        Interest paid                                                $25              $10              $25                $37
                                                                 =======          =======          =======            =======


     See accompanying notes to unaudited consolidated financial statements.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-nine Weeks Ended May 31, 1997
                     (In thousands except for share amounts)


(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry, the operating results for the interim period ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending August 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1996.

(2)       MERCHANDISE INVENTORIES

          Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                                 5/31/97    8/31/96
                                                 -------    -------
          Showrooms                               $4,297     $3,963
          Warehouses                               3,236      4,258
                                                  ------     ------
                                                  $7,533     $8,221
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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 31, 1997
                     (In thousands except for share amounts)



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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 31, 1997
                     (In thousands except for share amounts)




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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 31, 1997
                     (In thousands except for share amounts)





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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 31, 1997
                     (In thousands except for share amounts)





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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 31, 1997
                     (In thousands except for share amounts)





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

          SETTLEMENT HEARING

          The parties to the various class and derivative actions involving the Company have agreed to settlements of these actions, which settlements must be approved by the Court. No member of the class has objected to the terms of the settlement of the class actions. Certain shareholders of the Company, acting as a group, have filed objections to the terms of the settlement of the derivative actions. The Court has scheduled a hearing as to the fairness of both settlements for August 29, 1997.

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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 31, 1997
                     (In thousands except for share amounts)



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

          CREDIT AND SECURITY AGREEMENT WITH KLAUSSNER

          The Company's Credit and Security Agreement with Klaussner Furniture Industries, Inc. ("Klaussner") extends the payment terms for merchandise shipped to the Company from 60 days to 81 days. As of May 31, 1997, the Company exceeded these terms by seven days with amounts owing totalling $906. Since that date, the number of days exceeded has been as high as 14 days with amounts owing totalling $1,933.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 31, 1997
                     (In thousands except for share amounts)




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS:

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

         NET SALES:

         The Company's sales decreased by 6.7% to $73,588 for the thirty-nine weeks ended May 31, 1997 as compared to $78,851 for the same period in the prior year. Sales for the thirteen weeks ended May 31, 1997 decreased by 6.1% to $23,743 from $25,293 for the same period in the prior year. There were 149 stores in operation as of May 31, 1997 compared to 152 stores at the end of the prior year fiscal quarter. Comparable store sales (those open for the entire period in the current and prior year periods) declined by 4.3% and 4.4%, respectively. These sales declines are mainly attributable to the closing of three  stores  since  the  prior  year  period,  a  physical  split of  Jennifer
Convertible stores into both a Jennifer Convertibles store and a Jennifer Leather store, (thereby reducing selling space), a shifting in certain advertising expenditures, a shift to more lower priced promotional merchandise and an industry-wide softness.

         COST OF SALES:

         THIRTY-NINE WEEKS ENDED MAY 31, 1997:

         Cost of sales decreased by 3.8% to $51,838 (70.4% as a percentage of sales) as compared to $53,874 (68.3% as a percentage of sales) for the same period in the prior year. The dollar decline of $2,036 is primarily attributable to the lower sales volume. Higher costs of merchandise as a percentage of sales of 2.4% was due to a change in the mix of sales and higher freight costs of .1% were offset by higher delivery income of .9%. Total occupancy costs declined slightly, however, they increased as a percentage of sales by .6% due to the sales decline of 6.7%. Warehouse expenses of $3,681, fabric protection services of $1,909 and freight of $2,184 provided by the Private Company declined from $3,942, $2,232 and $2,276, respectively, from the previous year due to lower sales volume in the current period.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 31, 1997
                     (In thousands except for share amounts)




         THIRTEEN WEEKS ENDED MAY 31, 1997:

         Cost of sales decreased by .8% to $17,173 (72.3% as a percentage of sales) as compared to $17,315 (68.5% as a percentage of sales) for the same period in the prior year. The dollar decline of $142 is primarily attributable to the lower sales volume. Higher costs of merchandise as a percentage of sales of 4.7% was offset by higher delivery income of .9%. Total occupancy costs declined slightly by $165 and increased as a percentage of sales by .2%. Warehouse expenses of $1,184, fabric protection services of $601 and freight of $661 provided by the Private Company compared to $1,265, $689 and $714, respectively, from the previous year.

          SELLING, GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES:

          THIRTY-NINE WEEKS ENDED MAY 31, 1997:

          Selling, general and administrative expenses were $23,788 (32.3% as a percentage of sales) as compared to $28,579 (36.2% as a percentage of sales) for the prior period, a decrease of $4,791 or 16.8%. Part of the decline in expenses was caused by: A) a reduction in salaries of $1,180 principally because of the reduction in salaries of certain management personnel, lower sales volume which generated lower commissions and personnel reductions and B) a reduction of legal expenses of $644. Advertising expenses declined by $1,526 because of a shift in some programs to the Spring 1997 periods as well as a credit from Klaussner Furniture Industries, Inc. that totaled $1,075. Additionally, included in selling, general and administrative expenses are adjustments related to cancelled customer orders of $1,250 which in prior periods were classified in other income.

          THIRTEEN WEEKS ENDED MAY 31, 1997:

          Selling, general and administrative expenses were $8,081 (34.0% as a percentage of sales) as compared to $7,913 (31.3% as a percentage of sales) for the prior period, an increase of $168 or 2.1%. Salaries were lower by $223, but this was principally offset by slightly higher advertising expenses of $92. Most other selling, general and administrative expenses had overall changes which tended to offset each other. Additionally, included in selling, general and administrative expenses are adjustments related to cancelled customer orders of $106 which in prior periods were classified in other income.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 31, 1997
                     (In thousands except for share amounts)


          The Company's receivables from the Private Company, the Unconsolidated Licensees and S.F.H.C. were $7,020 as of May 31, 1997 which declined by $304 from August 31, 1996. At August 31, 1996, the Company had provided a reserve for the full amount due from these entities of $7,324. These entities have losses and capital deficiencies. There can be no assurance that the total receivables will be collected. It is the Company's intention to continue to fund these operations in the future.

          On November 1, 1995, the Company signed an Offset Agreement with the Private Company whereby it assumed $1,866 of indebtedness to the Company previously owed by certain Unconsolidated Licensees. In connection with the uncertainty of collectibility and the relationship between the Private Company, the Unconsolidated Licensees and the Company, the Company accounts for subsequent transactions with these entities on an offset basis. If the result of the offset is a receivable due from them, then such net amount will be reserved for and generally recognized as income only at the time when cash is received from these entities. For the thirty-nine weeks ended May 31, 1997 these receivables decreased by $304 which has been reflected in the Statement of Operations.

          LIQUIDITY AND CAPITAL RESOURCES

          At May 31, 1997, the Company had an aggregate working capital deficiency of $(16,516) compared to a deficiency of $(15,757) at August 31, 1996 and had available cash and cash equivalents of $2,439 compared to $3,600 at August 31, 1996. The decrease in cash equivalents since August 31, 1996 is due principally to the net (loss) of $(1,947).

          Effective January 1, 1994, the Company assumed the responsibility of purchasing inventory which responsibility was previously performed by the Private Company. Accordingly, the Company acquires inventory for resale to its affiliates and licensees. A portion of the inventory acquired for resale is financed by normal trade credit terms. In March 1996, the Company executed a Credit and Security Agreement ("Credit Agreement") with its principal supplier, Klaussner Furniture Industries, Inc. ("Klaussner") which effectively extended the payment terms for merchandise shipped from 60 days to 81 days. As of May 31, 1997, the Company exceeded these terms by seven days with amounts owing totalling $906. As part of the Credit Agreement, the Company granted a security interest in all of its assets as well as assigning leasehold interests, trademarks and a license agreement to operate the Company's business in the event of a default.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 31, 1997
                     (In thousands except for share amounts)

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


     During the quarter ended May 31, 1997 the Company filed no Current Reports on Form 8-K.

                           JENNIFER CONVERTIBLES, INC.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       JENNIFER CONVERTIBLES, INC.


July 15, 1997                          By: /S/ HARLEY J. GREENFIELD
                                           -------------------------------------
                                       Harley J. Greenfield, Chairman
                                       of the Board, President and
                                       Chief Executive Officer



July 15, 1997                          By: /S/ GEORGE J. NADEL
                                           -------------------------------------
                                       George J. Nadel, Executive Vice President
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)