Form 10-K
period 1997-08-30
JENNIFER CONVERTIBLES INC
filed 1997-12-12
CIK 806817

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                          Commission File number 1-9681
August 30, 1997

                           JENNIFER CONVERTIBLES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         11-2824646
----------------------------                   ---------------------------------
(State or other jurisdiction                   (I.R.S. Employer of incorporation
      or organization)                                Identification No.)

419 Crossways Park Drive
Woodbury, New York  11797                                       5712
---------------------------------------              ---------------------------
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

                                    Yes [X]                   No [ ]

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of registrant as of November 14, 1997: $12,826,631

Shares of Common Stock outstanding as of November 14, 1997: 5,700,725

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I
Item 1.  BUSINESS

         UNLESS OTHERWISE SET FORTH HEREIN, THE TERM THE "COMPANY" INCLUDES JENNIFER CONVERTIBLES, INC., A DELAWARE CORPORATION, AND ITS DIRECT OR INDIRECT SUBSIDIARIES.

                  BUSINESS OVERVIEW

     The Company is the owner and licensor of the largest group of sofabed specialty retail stores in the United States, with 122 Jennifer Convertibles(R) stores located on the Eastern seaboard, in the Midwest, on the West Coast and in the Southwest as of August 30, 1997. As of August 30, 1997, the Company also operated 36 "Jennifer Leather" ("Jennifer Leather") stores. Of the Jennifer Convertibles(R) stores, as of August 30, 1997, 48 were owned by the Company and 74 were licensed by the Company.

                                         NUMBER OF STORES IN OPERATION AS OF AUGUST 30, 1997
                           ======================================================================================
                                                              TOTAL      LPS AND OTHER      PRIVATE        TOTAL
                           CONVERTIBLES        LEATHER        COMPANY    LICENSEES(1)       COMPANY(2)     STORES
                           --------------------------------------------------------------------------------------
REGION
TRI-STATE AREA
NEW YORK                              6             11             17             3               22          42
NEW JERSEY                            9              8             17             4                           21
CONNECTICUT                           4              1              5             2                            7
                           --------------------------------------------------------------------------------------
  SUBTOTAL                           19             20             39             9               22          70

ARIZONA                                                                           3                            3
CALIFORNIA                                           4              4            22                           26
FLORIDA                                              4              4             9                           13
GEORGIA                                                                           4                            4
ILLINOIS                                                                         14                           14
INDIANA                               3                             3                                          3
KANSAS                                1                             1                                          1
MARYLAND                              3              1              4             3                            7
MASSACHUSETTS                         7              5             12                                         12
MICHIGAN                              6                             6                                          6
MISSOURI                              4                             4                                          4
NEVADA                                                                            2                            2
NEW HAMPSHIRE                         2                             2                                          2
OHIO                                                                              4                            4
PENNSYLVANIA                                                                      4                            4
VIRGINIA                              2              1              3                                          3
WASHINGTON, D.C.                      1              1              2                                          2
                           --------------------------------------------------------------------------------------
TOTAL                                48             36             84            74               22         180
                           ======================================================================================

(1) These include certain limited partnership licensees ("LPS"), which are licensees whose accounts are included in the consolidated financial statements of the Company, and licensees (the "Unconsolidated Licensees") whose accounts are not so included.

(2) These 22 stores are not owned and do not pay royalties to the Company. They operate in New York (the "Private Stores") and 20 of such stores are owned by a company (the "Private Company") that, is owned by an individual who was a principal stockholder of the Company and the brother-in-law of Harley J. Greenfield, the Company's Chairman of the Board, Chief Executive Officer and a director and principal stockholder. Also, in December 1996, the Private Company purchased the limited partnership interests in LPS owning 49 of the licensed stores. In addition, Mr. Greenfield and Edward Seidner (also an officer, director and principal stockholder of the Company) retain a substantial economic interest in the Private Company through ownership of $10,273,204 in the aggregate principal amount of secured Private Company promissory notes issued in connection with the redemption of their stock ownership in the Private Company. Accordingly, the Private Company may be deemed an affiliate of the Company. The remaining two stores are sublicensees of the Private Company and one of such stores is owned by the father of an executive officer of the Company. The Private Stores are operated in substantially the same way as the Company-owned stores. See "Notes to Consolidated Financial Statements - Footnote - Related Party Transactions."

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

     The table below sets forth information with respect to the number of stores (Company-owned and licensed) opened since fiscal 1986:

                                                            FISCAL YEARS
                                    -------------------------------------------------------------------------------------------
                                    1997    1996     1995     1994     1993     1992    1991     1990     1989     1988    1987
                                    ----    ----     ----     ----     ----     ----    ----     ----     ----     ----    ----
Company-owned stores
 open at end of
 period (1)(2)(3)(4)(5)              84      86       90       55       34       33      33        39       42       31      13
Licensed stores open at
 end of period                       74      75       79      113       87       42      15         0        0        0       0
                                    ---     ---      ---      ---      ---      ---     ---       ---      ---      ---     ---
Total stores open at
 end of period                      158     161      169      168      121       75      48        39       42       31      13
                                    ===     ===      ===      ===      ===      ===     ===       ===      ===      ===     ===

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

(4)      For fiscal 1996, includes 36 Jennifer Leather stores.

(5) For fiscal 1997, includes 36 Jennifer Leather stores and two Jennifer Living Room stores.

         Store Image and Merchandise

     The Company believes that the image presented by its stores is an important factor in its overall marketing strategy. Accordingly, stores are designed to display the Company's merchandise in attractive model room settings. All the Company's stores are of a similar clearly defined style, are designed as showrooms for the merchandise and are carpeted, well-lighted and well-maintained. Inventories for delivery are maintained in separate warehouses. The Company displays a variety of sofabeds and companion pieces (including cocktail tables) at each Jennifer Convertibles retail location with carpeting and accessories. In contrast to certain of its competitors that primarily target particular segments of the market, the Company attempts to attract customers covering a broad socio-economic range of the market and, accordingly, offers a complete line of sofabeds made by a number of manufacturers in a variety of styles at prices currently ranging from approximately $299 to $2,200. The Jennifer Leather stores similarly offer a complete line of leather living room furniture in a variety of styles and colors at prices currently ranging from approximately $599 to $5,000. The Company generally features attractive price incentives to promote the purchase of merchandise. In addition to offering merchandise by brand name manufacturers, the Company offers merchandise at its Jennifer Convertibles and Jennifer Leather stores under the "Jennifer" brand name for sofabeds and under the "Bellissimo Collection" brand name for leather merchandise.

     Although each style of sofabed, loveseat, chair and recliner is generally displayed at Jennifer Convertibles stores in one color and fabric, samples of the other available colors and fabrics are available. On selected merchandise, up to 2,000 different colors and fabrics are available on selected items for an additional charge. To maximize the use of the Company's real estate and to offer its customers greater selection and value, the Company, as is common in the mattress industry, sells various sizes of sofabeds with various sizes of mattresses but displays only one size of sofabed at its stores. Leather furniture is offered in a number of different grades of leather and colors. The Company currently emphasizes contemporary and traditional sofabeds and companion pieces in the Jennifer Convertibles stores and in the Jennifer Leather stores. The Company generates additional revenue by selling tables and offering related services, such as fabric protection and a lifetime warranty. Fabric protection services are obtained from, and the warranty is given by, the Private Company, which retains approximately 1/3 of the revenues generated from such services. See "Certain Relationships and Related Transactions."

     Merchandise ordered from inventory (approximately 55% of sales in the Jennifer Convertibles stores and 35% of sales in the Jennifer Leather stores) is generally available to be delivered within two weeks. Customers who place orders for items, colors or fabrics not in inventory ("special orders") must generally wait four to six weeks for delivery, except for Italian leather merchandise which may take up to 20 weeks. The Company believes that its delivery times on stocked items and special orders are significantly faster than the usual delivery times for furniture and that its ability to offer quick delivery of merchandise represents a significant competitive advantage.

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

     An inventory of approximately 70% of the items displayed in the stores, in the colors and fabrics displayed, is usually stocked at the Private Company's warehouse facilities (described below.) The Company and its licensees typically (except in the case of certain financed sales) require a minimum cash, check or credit card deposit of 50% of the purchase price when a sales order is given, with the balance, if any, payable in cash or certified or official bank check upon delivery of the merchandise. The balance of the purchase price is collected by the independent trucker making the delivery.

Marketing

     The Company and its licensees advertise in newspapers, transit, radio and on television in an attempt to saturate its marketplaces. The Company's approach to advertising requires the Company to establish a number of stores in each area it enters. This concentration of stores enables area advertising expenses to be spread over a larger revenue base and to increase the prominence of the local advertising program. The Company's and the LPS' expenditures for advertising were approximately $10,893,000, or 11.1% of sales, in the fiscal year ended August 30, 1997 as compared to approximately $12,265,000, or 11.6% of sales, in the prior year.

     The Company creates advertising campaigns for use by the Company's stores which also may be used by the Private Stores. The Private Company bears a share of advertisement costs in New York. See "Certain Relationships and Related Transactions." However, the Company also advertises independently of the Private Company outside of the New York metropolitan area. The Company is entitled to reimbursement from most of its licensees, which are responsible for their respective costs of advertising; however, the approach and format of such advertising is usually substantially the same for the Company and its licensees. The Company has the right to approve the content of all licensee advertising.

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

     In fiscal 1997, the Company and the LPS closed an aggregate of three stores. The Company will continue to selectively close stores where the economics so dictate and it may selectively open additional stores if attractive opportunities present themselves.

Sources of Supply

     The Company currently purchases merchandise, for its stores and the stores of its licensees and the Private Company, from a variety of domestic manufacturers generally on 40 to 90 day terms. The Company also purchases from overseas manufacturers on varying terms. The combined purchasing power of the Company, its licensees and the Private Company enables them to receive the right, in some instances, to market exclusively certain products, fabrics and styles. See "Certain Relationships and Related Transactions."

     The Company's principal suppliers of sofabeds are Klaussner Furniture Industries, Inc. ("Klaussner"), which was recently granted a license to manufacture furniture under the Sealy(R) brand name, and Ellis Home Furnishings, Inc. ("Ellis"). Sealy(R) brand name sofabeds are the Company's largest selling brand name item and the Company believes that Sealy(R) brand name mattresses are the largest selling mattresses in the world and have the highest consumer brand awareness. The Company is the largest sofabed specialty retailer and the largest Sealy(R) sofabed dealer in the United States. During the fiscal year ended August 30, 1997, the

Company purchased approximately 81% of its merchandise from Klaussner and approximately 11% of its merchandise from Ellis. Leather furniture is purchased primarily from Klaussner and Industries Natuzzi S.p.A. The loss of Klaussner as a supplier could have a material adverse effect on the Company. In March 1996, as part of a series of transactions (the "Klaussner Transaction") the Company, among other things, granted Klaussner a security interest in substantially all of its assets in exchange for improved credit terms. In addition, in December 1997, Klaussner purchased $5,000,000 of the Company's convertible preferred stock ("the Klaussner Investment"). In fiscal 1997, Klaussner also gave the
Company certain vendor credits for advertising and repairs. See "Certain Relationships and Related Transactions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a fuller description of the Klaussner Transaction, the Klaussner Investment and other transactions with Klaussner.

Licensing Arrangements

     The Company's arrangements with its licensees typically involve providing the licensee with a license, bearing a royalty of 5% of sales, to use the name Jennifer Convertibles(R). The Company's existing licensing arrangements are not uniform and vary from licensee to licensee. Generally, however, the Company either manages the licensed stores or, if the licensee is a partnership, has a subsidiary act as general partner of such partnership, in each case, for 1% of the licensees' profits. The arrangements generally have a term ranging between 10 and 20 years (and may include options on the licensee's part to extend the license for additional periods) and involve the grant of exclusivity as to defined territories. In some cases, the Company also has an option to purchase the licensee or the licensed stores for a price based on an established formula or valuation method. Investors in certain licensees have, in certain circumstances (including a change of control of the Company), the right to put their investments to the Company for a price based upon an established formula or valuation method. The Private Company currently provides warehousing, fabric protection and other services to licensees on substantially the same basis as such services are provided to the Company and the Company purchases merchandise for the licensees. The Company also provides certain accounting services to certain licensees for which it generally charges $6,000 per store, per annum. As of August 30, 1997, the Company was owed an aggregate of $16,200,000 for royalties, advances and merchandise by its licensees, a substantial portion of which was overdue. Of such amount, $9,487,000 due from the LPS is eliminated in the Company's financial statements as a result of the consolidation of the LPS and $6,713,000 due from Unconsolidated Licensees was reserved against in such financial statements due to doubts as to collectibility. Most of the investors in the licensees have other relationships with the Company or its current or former management and, in December 1996, the Private Company acquired the limited partnership interests in LPS owning an aggregate of 49 licensed stores. See "Certain Relationships and Related Transactions."

     As set forth under "Legal Proceedings," the Memoranda of Understanding ("MOUS") and related documents as to the settlement of certain class and derivative litigation contemplate that, subject to court approval of such Settlement Agreement, the Company will receive the limited partnership interests or stock in licensees which now own 55 licensed stores, representing all but 19 of the royalty bearing licensed stores, in connection with the settlement of certain litigation.

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

Warehousing and Related Services

     Effective January 1, 1994, the Company and the Private Company entered into a new warehousing agreement (the "New Warehousing Agreement") which terminated the original Warehousing and Purchasing Agreement (the "Original Warehousing Agreement") entered into in 1986. Pursuant to the New Warehousing Agreement (which expires in 2001), the Company currently utilizes the warehousing and distribution facilities leased and operated by the Private Company consisting of a 236,000 square foot warehouse facility in North Carolina, and satellite warehouse facilities in New Jersey and California (collectively, the "Warehouse Facilities"). The Warehouse Facilities service Company-owned stores, licensed stores and the Private Stores.

     The Company presently uses the Warehouse Facilities to service all of the Company-owned and licensed stores. Although the Company is not obligated to use the Warehouse Facilities of the Private Company, it has done so to avoid the administrative and other costs associated with developing and maintaining the infrastructure required to manage warehousing and handling independently. The New Warehousing Agreement provides that the Private Company is not obligated to provide services for more than 300 Company-owned stores. The Company pays the Private Company a monthly warehouse fee (the "Warehouse Fee") equal to 5% of the retail selling price of all merchandise (including the retail selling price of any related services, such as fabric protection) delivered from the Warehouse Facilities to customers of the Company-owned stores plus 5% of the retail selling price of all merchandise delivered from the Warehouse Facilities to Company-owned stores for display purposes. In addition, the Private Company has separately contracted with the Company's licensees to provide warehousing and handling services for licensed stores for a fee equal to 5% of the retail price of merchandise delivered to the licensees' customers and on other terms substantially similar to those under the New Warehousing Agreement.

     The Private Company also provides a number of other services, including fabric protection and warranty services. In addition to the Warehouse Fee, the Company pays the Private Company a portion (approximately one-third) of fabric protection revenues from its customers. The Company also pays the Private Company for freight charges based on quoted freight rates. See "Certain Relationships and Related Transactions."

     As described in "Legal Proceedings," the MOUS contemplate that the Company and the Private Company will enter into a new warehousing agreement pursuant to which the arrangements described above will be substantially revised and the Company will take over the warehousing and related functions on

January 1, 1999. In contemplation of the settlement, in August 1996, the Company
began  to  take  over  certain  functions,   including  customer  service,  cash
processing, order processing and store support.

Trademarks

     The trademarks Jennifer Convertibles(R), Jennifer Leather(R), Jennifer House(R) and With a Jennifer Sofabed, There's Always a Place to Stay(R) are registered with the U.S. Patent and Trademark Office and now owned by the Company. An application has been filed for a trademark for "Jennifer Living Rooms" and "Bellissimo Collection." The Private Company, as licensee, was granted a perpetual royalty-free license to use and sublicense the proprietary marks in the State of New York, subject to certain exceptions.
See "Certain Relationships and Related Transactions."

Employees

     As of August 30, 1997, the Company had 452 employees, including seven executive officers. The Company trains personnel to meet its expansion needs by having its most effective managers and salespersons train others and evaluate their progress and potential for the Company. The Company believes that its employee relations are satisfactory. None of the Company's employees are represented by a collective bargaining unit. The Company has never experienced a strike or other material labor dispute.

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

         As of August 30, 1997, the Company and the LPS lease all of their store locations pursuant to leases which expire between 1998 and 2009. During fiscal 1998, eight leases will expire, although the lessee has an option to renew each such lease. The leases are usually for a base term of at least five years. For additional information concerning the leases, see Note 9 of "Notes to Consolidated Financial Statements."

Item 3.  Legal Proceedings.
         ------------------

         The Company is involved in a number of proceedings described below.

A.       The Class Action Litigation
         ---------------------------

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

                  The Class Action MOU provides for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7 million in cash and preferred stock having a present value of $370,000. The cash portion of the settlement is to be funded entirely by insurance company proceeds. The stock portion of the settlement is to be provided by the Company based on a new issue of preferred stock of the Company having an aggregate present value of $370,000, which will bear an annual dividend of 7% and which will be convertible into the Company's Common Stock (at such time as the Company's Common Stock trades at $7.00 per share or higher) at $7.00 per share.

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

                  In January 1997, documents reflecting the settlement terms set forth in the Class Action MOU were filed in the United States District Court in the Eastern District of New York. At that time, Judge Hurley of that court signed an order providing, INTER ALIA, for notice of the terms of the settlement to the class, a deadline for the filing of objections by class members, and a date for the hearing on the fairness of the settlement. No objections to the settlement were filed by any member of the class. However, the hearing as to the fairness of the settlement has not yet been held, and the settlement has not yet been approved, as a result of the pendency of the unresolved objections to the proposed settlement of the derivative litigation, as is more fully set forth below.

B.       The Derivative Litigation
         -------------------------

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

                  The Derivative Litigation MOU annexes as Exhibit A thereto a signed agreement (the "Settlement Agreement") dated March 5, 1996 between the Private Company and the Company. In February 1997, definitive agreements reflecting the terms of the Derivative Litigation MOU were submitted to the United States District Court for the Eastern District of New York. The Settlement Agreement and the related agreements, although signed, provide that they too are subject to and dependent upon Court approval of the settlement of the Derivative Litigation.

                  The Settlement Agreement and the related agreements are designed to restructure the relationship between the Private Company and the Company, in order to reduce and eliminate any alleged actual or potential conflicts of interest, and to provide tangible benefits to the Company. The Settlement Agreement and the related agreements contemplate, INTER ALIA, as follows:


                  1. From the effective date of the Settlement Agreement until December 31, 1997, the Private Company will bill the Company for services under a new warehousing agreement, a warehousing fee of 8.3% of the retail selling price of merchandise leaving the Warehouse Facilities for Company stores and their customers and a redelivery fee equal to 3% of the retail selling price of merchandise which is required to be redelivered to customers, under certain circumstances. The Company will be entitled to a reduction in the warehousing fee to the extent, and as of the date, that the Company assumes the costs of providing certain non-warehousing services presently provided by the Private Company to the Company. The Settlement Agreement contemplates that once the Company has assumed all of these services, the warehousing fee shall be reduced to 7.2%, which will then be the warehousing fee until December 31, 1997, and that under all circumstances, from January 1, 1998 through December 31, 1998, the warehousing fee shall be 7.2%. Upon the effective date of the Settlement Agreement, the Company will no longer pay the Private Company separately for "fabric protection" services.

                  2. In the event that the volume of merchandise shipped from all of the Private Company's warehouses to Company stores during calendar year 1996 fails to equal a retail selling price of $135,000,000, the Company shall pay the Private Company an additional fee of $65,000 for each million dollars of the shortfall (the "Shortfall Payments"), but in no event more than $650,000. The Private Company will repay the Company for the Shortfall Payments in the following manner: (i) 50% in 1997 if $140,000,000 or more in shipments is achieved; (ii) 50% in 1998 if $140,000,000 or more in shipments is achieved; and
(iii) the balance of any Shortfall Payments not repaid by the Private Company to the Company under (i) and (ii) above will be repaid over seven years in equal monthly installments, without interest, beginning on January 1, 1999. The Company did not achieve sales of $135,000,000 in calendar

1996 and, accordingly, it will be liable for the Shortfall Payments if the settlement is approved as contemplated. Provisions of $520,000 and $130,000 have been made in the financial statements in the fiscal years ended August 31, 1996 and August 30, 1997, respectively. The Shortfall Payments described above are being credited to the Private Company under the Offset Agreement currently in anticipation of Court approval of the settlement. The Company also agreed to give the Private Company a credit under the Offset Agreement (as defined below) equal to the amount obtained by multiplying the warehouse fee then in effect by the amount, if any, by which the Company's sales for each of the 12 months ending December 31, 1997 and 1998 are less than $106,500,000. Such credit is to be estimated and paid monthly based on target sales for each month and will be reconciled and adjusted quarterly. Sales in excess of $106,500,000 in 1997 will be carried over to 1998 and sales in 1998 in excess of $106,500,000 will be carried back to 1997, if necessary. No provision is currently being made with respect to such credit.

                  3. On January 1, 1999, the Private Company will assign to the Company all of its real property interests in or to the various warehouse facilities then being operated by the Private Company (including all related computer hardware), including any fee simple and/or leasehold interest, subject only to any mortgages, purchase money security agreements, leasehold obligations, racking and forklifting expenses, and other operation expenses relating to such property interest and the mortgage on the Inwood, New York warehouse (the "Inwood Warehouse"). The Inwood Warehouse was sold in 1996. The Settlement Agreement also provided that, as of December 31, 1998, the aggregate of all mortgages on the Inwood Warehouse facility would not exceed $2,850,000 and that, to the extent that the aggregate of all such mortgages was less than $2,850,000 as of that date, the Company would pay the Private Company the difference between $2,850,000 and the actual amount of such mortgages by way of set-off against the Private Company's obligation to the Company for warehousing services.

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

                  6. The Private Company acquired the interest of the limited partners in the LPS known as Jennifer, LP III, Jennifer, LP IV, Jennifer, LP V (the "Partnerships") on December 31, 1996. The Private Company will also purchase the stock of the shareholders of Southeastern Florida Holding Co., Inc. ("S.F.H.C.") upon approval of the settlement. The Private Company will assign its Partnership interests and stock to the Company at no cost (except as described below). As of March 5, 1996, S.F.H.C. and the Partnerships owned an aggregate of 55 licensed Jennifer Convertibles stores which, after such assignment, will be wholly-owned by the

Company. Upon approval of the settlement, the current shareholders of S.F.H.C. will receive 10-year warrants to purchase an aggregate of 180,000 shares of Common Stock at $7.00 per share. In addition, the maturity date of three-year notes (with an aggregate remaining balance of $300,000) originally entered into by them in connection with their purchase of warrants (the "Original Warrants"), expiring June 1998, to purchase an aggregate of 180,000 shares of Common Stock at $15.625 per share, was extended for 10 years. The extended notes bear interest at a rate of 7.12% per annum, and 10% of the principal amount of such notes is due each year. Such notes are secured by the Original Warrants to purchase an aggregate of 105,636 shares of Common Stock (representing the unpaid for Original Warrants) and the Company's sole remedy, until the notes mature, upon any default in the payment of principal of such notes, is to cancel a proportionate number of Original Warrants.

                  7. Commencing January 1, 1999, the Private Company agrees to pay the Company, under the offset agreement described in Paragraph 11 below, $1,400,000 in resolution of certain intercompany accounts as of August 26, 1995 to be paid, $17,000 per month to be applied toward principal and interest, with interest computed at 6% annually.

                  8. Commencing January 1, 1999, the Private Company will provide a license to the Company permitting the Company to use and change the Private Company's computer program without fee. As of January 1, 1999, the Company will also assume the obligations and personnel of the computer department presently maintained by the Private Company.

                  9. On or after the effective date of the Settlement Agreement, and through December 31, 1998, although the Private Company will continue to be responsible to apply fabric protection (at no additional charge to the Company), the Company will be responsible for any claims on breach of warranty relating to fabric protection (irrespective of the date of the sale or whether the sale was made by the Private Company or the Company), provided, that, as to such claims made as to merchandise sold by the Private Company, the Company may bill the Private Company for outside parts and labor directly expended in connection therewith.

                  10. The Private Company will assume and pay the $1,200,000 debt of certain stockholders of S.F.H.C. to S.F.H.C. in 84 equal monthly installments without interest, beginning January 1, 1999.

                  11. As of the effective date of the Settlement Agreement, the Private Company and the Company will enter into an offset agreement similar to the one described under "Certain Relationships and Related Transactions" dealing with the offset of obligations for the period not covered by the initial offset agreement and providing for cash payments to the extent that any amounts due under such agreement exceeds $1,000,000. In contemplation of the settlement, the Company and the Private Company are currently operating under the terms of this offset agreement with respect to cash payments of current amounts due in excess of $1,000,000.

                  12. Royalties aggregating $100,147 from certain licensees managed by the Private Company will be paid in 84 equal monthly installments, commencing January 1, 1999, without interest.

                  The Derivative Litigation MOU also provides, INTER ALIA, as follows:

                  1. All of the plaintiffs in the derivative actions and the Company will release all of current and former officers and directors, including Isabelle Silverman, and the defendants in the derivative actions (except for Zises, KPMG Peat Marwick ("Peat") and Seidman), from all claims which were or could have been asserted against them in the Derivative Litigation or in any other Court including, but not limited to: (a) the matters discussed or referred to in the Final Report of Counsel to the Independent Committee of the Board of Directors of Jennifer Convertibles, Inc., dated January 26, 1995 (as previously described in the Company's Annual Reports on Form 10-K for the fiscal years ended August 27, 1994, August 26, 1995 and August 31, 1996 and as discussed in
Note 9 to the Financial Statements included herein); (b) the draft complaint in a proposed action entitled ZISES, ET. ANO. V. GREENFIELD, ET AL., (S.D.N.Y.) dated March 30, 1994; (c) all transactions publicly disclosed by Jennifer through the date of filing with the SEC of its Annual Report on Form 10-K for the year ended August 26, 1995; and (d) the negotiation and approval of the settlement of the Class Action Litigation.

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

         In February 1997, documents reflecting the terms of the Derivative MOU were submitted to the United States District Court in the Eastern District of New York. At that time, Judge Hurley signed an order which, INTER ALIA, provided for notice to the shareholders of the Company of the settlement, a deadline for shareholders of the Company to object to the terms of the settlement and a proposed hearing date as to the fairness of the proposed settlement of the derivative litigation.

         A group of shareholders claiming to own approximately 8.5% of the outstanding shares of the Company have filed (as a group) objections to the fairness of the settlement. This group has requested deposition and document discovery in advance of any hearing on the fairness of the settlement, and the

Company has provided some document and deposition discovery voluntarily. However, the group of objectors has made a motion for additional discovery which the Company has opposed. The motion is still pending.

         The Company anticipates that once the Court decides on what additional discovery, if any, to give the objectors, it will also schedule a hearing date to determine the fairness of the derivative and class action settlements.

C.       SEC Investigation
         -----------------

         On May 3, 1995, the Securities and Exchange Commission commenced a formal investigation as to the Company. In connection therewith, subpoenas were issued to the Company and certain of its current and former management and the Company and such persons have furnished various contracts, records and information.


D.       Other Litigation
         ----------------

         The Company is also subject, in the ordinary course of business, to a number of litigations in relation to leases for those of its stores which it has closed or relocated. Management does not believe the outcome of such litigations will be material to the Company's financial position.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

                                     PART II


Item 5:  Market For Registrant's Common Equity and Related
         Stockholder Matters.
         -------------------------------------------------

     The principal market for the Common Stock during the two fiscal years ended August 30, 1997 and August 31,1996 was the NASDAQ Bulletin Board. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock on the Bulletin Board. Such quotations since April 17, 1995 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                              High              Low
                                              ----              ---
 Fiscal Year 1996:
  1st Quarter.....................          $ 3 3/4           $ 1 13/16
  2nd Quarter.....................            3 3/8             2
  3rd Quarter.....................            3 1/4             2 1/16
  4th Quarter.....................            3 1/4             2

                                              High              Low
                                              ----              ---
 Fiscal Year 1997:
  1st Quarter.....................          $ 2 5/8           $ 1 7/8
  2nd Quarter.....................            2 9/16            1 3/4
  3rd Quarter.....................            2 1/2             1 3/4
  4th Quarter.....................            2 15/16           2 3/16


     As of November 14, 1997, there were approximately 244 holders of record and approximately 4,600 beneficial owners for the Common Stock. On November 14, 1997, the closing bid and asked prices of the Common Stock as reported on the NASDAQ Bulletin Board were $2 5/16 and $2 1/8, respectively.

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

Item 6.          SELECTED FINANCIAL DATA

The following table presents certain selected financial data for Jennifer Convertibles, Inc. and subsidiaries:

                                                                                (in thousands, except share data)
                                                                           -----------------------------------------
OPERATIONS DATA:                                             Year Ended    Year Ended     Year Ended     Year Ended     Year Ended
                                                               8/30/97       8/31/96        8/26/95        8/27/94        8/31/93
                                                            -----------    -----------    -----------    -----------    -----------

Net sales                                                   $    97,789    $   106,041    $   126,074    $    97,420    $    64,348
                                                            -----------    -----------    -----------    -----------    -----------

Cost of sales, including store occupancy,
     warehousing, delivery and fabric protection                 67,114         72,708         86,964         67,974         43,898
Selling, general and administrative expenses                     32,904         37,618         45,955         34,139         22,652
Depreciation and amortization                                     1,840          1,852          2,261          2,091          1,583
Termination of consulting agreement,
                 legal and other costs                               --             --            500          6,604             --
Write off of purchased limited partners' interests                   --             --             --          3,482             --
(Recovery) provision for losses on amounts due from
     Private Company and Unconsolidated Licensees                  (426)           952          3,088          3,284             --
Loss from store closings                                             55            191          1,670             --             --
                                                            -----------    -----------    -----------    -----------    -----------
                                                                101,487        113,321        140,438        117,574         68,133
                                                            -----------    -----------    -----------    -----------    -----------

Operating (loss)                                                 (3,698)        (7,280)       (14,364)       (20,154)        (3,785)
                                                            -----------    -----------    -----------    -----------    -----------
                 Other income (expense)
                  Royalty income                                    374            375            523            644            711
                 Interest income                                     67            195            311            473            674
                 Interest expense                                   (28)           (47)           (48)           (61)          (640)
                 Gain on sale of securities                          --             --             --            336             61
                 Other income, net                                  319            880          1,670          1,374            696
                                                            -----------    -----------    -----------    -----------    -----------
                                                                    732          1,403          2,456          2,766          1,502
                                                            -----------    -----------    -----------    -----------    -----------

(Loss) before income taxes (benefit) and
   minority interest                                             (2,966)        (5,877)       (11,908)       (17,388)        (2,283)
Income taxes (benefit)                                               95            146            160           (322)           113
                                                            -----------    -----------    -----------    -----------    -----------

(Loss) before minority interest                                  (3,061)        (6,023)       (12,068)       (17,066)        (2,396)
Minority interest share of losses                                    --             --             --          2,449          2,902
                                                            -----------    -----------    -----------    -----------    -----------
Net (loss) earnings                                             ($3,061)       ($6,023)      ($12,068)      ($14,617)   $       506
                                                            ===========    ===========    ===========    ===========    ===========

Net (loss) earnings per share                                    ($0.54)        ($1.06)        ($2.12)        ($2.56)   $      0.09
                                                            ===========    ===========    ===========    ===========    ===========


Weighted average number of common shares                      5,700,725      5,700,725      5,700,725      5,700,725      6,013,000
                                                            ===========    ===========    ===========    ===========    ===========

Cash Dividends                                                       --             --             --             --             --
                                                            ===========    ===========    ===========    ===========    ===========


Store data:                                                   8/30/97        8/31/96        8/26/95        8/27/94        8/31/93
-----------                                                 -----------    -----------    -----------    -----------    -----------

Company-owned stores open
                 at end of period                                    84             86             90             55             34
Consolidated licensed stores open
                 at end of period                                    63             64             68             99             73
Licensed stores not consolidated
                 open at end of period                               11             11             11             14             14
                                                            -----------    -----------    -----------    -----------    -----------
Total stores open at end of period                                  158            161            169            168            121
                                                            ===========    ===========    ===========    ===========    ===========

BALANCE SHEET DATA:                                           8/30/97        8/31/96        8/26/95        8/27/94        8/31/93
-------------------                                         -----------    -----------    -----------    -----------    -----------

Working capital (deficiency)                                   ($17,258)      ($15,757)      ($10,988)   $     1,240    $    11,573
Total assets                                                     22,998         25,435         33,871         44,922         37,488
Long-term obligations                                               421            230            337            477            118
Total liabilities                                                36,365         35,741         38,154         37,137         15,305
(Capital deficiency) stockholders' equity                       (13,367)       (10,306)        (4,283)         7,785         22,183
(Capital deficiency) stockholders' equity per share              ($2.34)        ($1.81)        ($0.75)         $1.37          $3.69

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE U.S. PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS OR OUTCOMES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS,
PERFORMANCE  OR  ACHIEVEMENTS  EXPRESSED  OR  IMPLIED  BY  SUCH  FORWARD-LOOKING
STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO RISK FACTORS SUCH AS UNCERTAINTY AS TO THE OUTCOME OF THE LITIGATION CONCERNING THE COMPANY, FACTORS AFFECTING THE FURNITURE INDUSTRY GENERALLY, SUCH AS THE COMPETITIVE AND MARKET ENVIRONMENT, AND MATTERS WHICH MAY AFFECT THE COMPANY'S SUPPLIERS OR THE PRIVATE COMPANY. IN ADDITION TO STATEMENTS WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, INVESTORS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "INTENDS," "PLANS" OR "ANTICIPATES" TO BE UNCERTAIN AND FORWARD-LOOKING.

OVERVIEW

         The Company is the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofabeds and companion pieces such as loveseats, chairs and recliners and specialty retail stores that specialize in the sale of leather furniture.

         For the fiscal years ended August 31, 1992 and August 31, 1993, the Company did not consolidate the operations of the LP's of which subsidiaries of the Company served as general partners. In November 1994, during the course of its audit, KPMG Peat Marwick, the Company's independent auditor at the time, advised the Company that its method of accounting for the LP's should be changed and would likely require a restatement of previously announced financial results. In addition, on December 2, 1994, a special committee of the Company's Board of Directors delivered a summary report which concluded that the Company had meritorious claims against three members of its management, the Private Company and others. The Company announced these matters publicly in a press release on December 2, 1994. As more fully discussed under "Legal Proceedings," the Company and certain of its management became involved in class action and derivative litigations relating to such matters and, on May 3, 1995, the Securities and Exchange Commission commenced an investigation relating to such matters. In November 1994, the Company determined that it should consolidate the operating losses of such LP's, to the extent they exceeded the capital contributions of the limited partners, in its financial statements for the fiscal year ended August 27, 1994 and the Company subsequently determined that such accounting treatment would have been the appropriate treatment for the 1993 and 1992 fiscal years as well. Accordingly, the 1994, 1995, 1996 and 1997 consolidated financial statements include the operations of such LP's in excess of capital contributed by the limited partners as well as those of the Company and its subsidiaries.

         The operating losses in excess of capital contributions of the LP's that are included in the consolidated financial statements are as follows:

                                                        Years Ended
                                            ------------------------------------
                                                       (In Thousands)

                                            8/26/95       8/31/96        8/30/97
                                            -------       -------       --------
Total operating losses before
  capital contributions of LP's             $(7,288)      $(4,206)      $(4,234)
                                            -------       -------       -------

Total capital contributions                      --            --            --
                                            -------       -------       -------

         Net operating losses               $(7,288)      $(4,206)      $(4,234)
                                            =======       =======       =======


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

RESULTS OF OPERATIONS:

FISCAL YEAR ENDED AUGUST 30, 1997 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1996:

         Net sales decreased by 7.8% to $97,789,000 for the fiscal year ended August 30, 1997 as compared to $106,041,000 for the fiscal year ended August 31, 1996. This decrease is mainly attributable to the closing of three stores since the prior year period and a decline in net sales of the Jennifer Leather division of $6,366,000. This decline is partly attributable to an inability to obtain inventory due to an overseas supplier's production problems. Additionally, the current fiscal year included 52 weeks as compared to 53 weeks in the prior year. Comparable store sales (those open for a full year in each period) decreased by 5.7%.

         Cost of sales decreased 7.7% to $67,114,000 for the fiscal year ended August 30, 1997 from $72,708,000 for the fiscal year ended August 31, 1996. The dollar decrease of $5,594,000 is primarily attributable to:

         1) lower net sales which resulted in lower purchases for the year of approximately $3,900,000;

         2) lower occupancy costs due to closed stores of $508,000;

         3) higher net home delivery income of $511,000; and

         4) higher costs for customer repairs were offset by vendor allowances from the Company's principal supplier of $1,166,000 which resulted in a net decline of $506,000 for total repairs.

         Cost of sales as a percentage of sales was 68.6% in fiscal 1997, unchanged from the prior year because the higher costs of merchandise due to a change in the product mix offset the items described above. Additionally, warehouse expenses of $5,021,000 and fabric protection services of $2,543,000 provided by the Private Company in fiscal 1997 decreased from $5,822,000 and $2,972,000, respectively, from the previous year due to the lower sales volume in the 1997 fiscal year and reduced warehouse fee "shortfall" payments.

         Selling, general and administrative expenses were $32,904,000 (33.6% as a percentage of sales) for the fiscal year ended August 30, 1997 as compared to $37,618,000 (35.5% as a percentage of sales) for the fiscal year ended August 31, 1996, a decrease of $4,714,000 or 12.6% from the prior year. This decrease was due principally to reductions in salaries and related benefits of $1,287,000 (principally because of the lower sales volume which generated lower commissions, as well as fewer stores in operation during the current fiscal year) and lower legal fees of $610,000. Legal fees were $1,275,000 in the prior year (see "Liquidity and Capital Resources" below). Accounting fees declined by $72,000 to $241,000 for the year in part as the result of improved controls installed during the current fiscal year. Additionally, during the fiscal year ended August 30, 1997, selling, general and administrative expenses were reduced for adjustments related to cancelled customer orders of $817,000, which adjustments ($344,000) in the prior year were classified in other income. Additionally, advertising expenses declined by $1,372,000 to $10,893,000 (11.1% as a percentage of sales) as compared to $12,265,000 (11.6% as a percentage of sales) in the prior year. Although the Company spent approximately the same amount on advertising in both fiscal years, the fiscal 1997 amount is net of an advertising allowance of $1,075,000 the Company received from its principal supplier.

         The Company's receivables from the Private Company ($2,335,000), the Unconsolidated Licensees (other than S.F.H.C.) ($2,355,000) and S.F.H.C. ($2,208,000) decreased in the aggregate by $426,000 in the fiscal year ended August 30, 1997 to $6,898,000 which resulted in income of $426,000 from cash collections. These entities have losses and/or capital deficiencies and, accordingly, the Company had fully reserved for all amounts due from the Private Company, the Private Licensees and S.F.H.C. in prior years which totalled $7,324,000 at August 31, 1996. In connection with the uncertainty of collectibility and the relationship between the Company, the Private Company, the Private Licensees and S.F.H.C., the Company accounts for transactions with these entities on an offset basis. If the result of the offset is a receivable due from them, then such net amount will be generally recognized only at the time when cash is received from these entities.

         Interest income decreased by $128,000 to $67,000 for the fiscal year ended August 30, 1997 as compared to the prior year. The decrease reflects the generally lower level of investments throughout the fiscal year.

         Other income decreased to $319,000 in the fiscal year ended August 30, 1997 from $880,000 in the prior year. This decrease is primarily attributable to adjustments related to cancelled customer orders which have been offset against selling, general and administrative expenses starting in the current fiscal year (as described above).

         Net (loss) in the fiscal year ended August 30, 1997 was $(3,061,000) as compared to a net (loss) of $(6,023,000) in the prior year, a decrease of loss of $2,962,000. The primary reason for the decreased loss was due to expense reductions, credits received from vendors, as discussed above, together with lower store closing costs and a recovery of amounts due from the Private Company and Unconsolidated Licensees which had previously been recorded as losses.


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

         Cost of sales decreased 16.4% to $72,708,000 for the year ended August 31, 1996 from $86,964,000 for the fiscal year ended August 26, 1995. The dollar decrease of $14,256,000 is attributable to the lower sales and lower occupancy costs due to the closed stores, while the decrease in the cost of sales as a percentage of sales to 68.6% from 69.0% is essentially due to lower costs of merchandise. Warehouse expenses of $5,822,000 and fabric protection services of $2,972,000 provided by the Private Company decreased from $6,304,000 and $3,804,000, respectively, from the previous year due to the lower sales volume in the current fiscal year.

         Selling, general and administrative expenses were $37,618,000 (35.5% as a percentage of sales) for the fiscal year ended August 31, 1996 as compared to $45,955,000 (36.5% as a percentage of sales) for the fiscal year ended August 26, 1995, a decrease of $8,337,000 or 18.1% over the prior year. This decrease was due principally to reductions in salaries and related benefits of $3,586,000 (principally because of the lower sales volume which generated lower commissions as well as fewer stores in operation during the current fiscal year) and lower advertising expenses of $3,464,000. Legal fees increased in the current fiscal year by $403,000 to $1,275,000 primarily because of the new Credit and Security Agreement signed with Klaussner (see "Liquidity and Capital Resources" below). Accounting fees declined by $421,000 to $313,000 for the year in part as the result of improved controls installed during the current fiscal year. Various other store expense categories were reduced due to the implementation of the Company's cost reduction programs.

         The Company's receivables from the Private Company, the Private Licensees and S.F.H.C. increased by $952,000 in the fiscal year ended August 31, 1996 to $7,324,000. These entities have losses and/or capital deficiencies and, accordingly, the Company has fully reserved for all amounts due from the Private Company and the Unconsolidated Licensees. This resulted in a provision for loss of $952,000. In prior years, the Company had reserved the full amounts due which totalled $6,372,000 at August 26, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES:

         As of August 30, 1997, the Company and LP's had an aggregate working capital deficiency of $17,258,000 compared to a deficiency of $15,757,000 at August 31, 1996 and had available cash and cash equivalents of $3,405,000 compared to $3,600,000 at August 31, 1996.

         The Company is continuing to fund the operations of the LP's which, as described above, continue to generate operating losses. All such losses have been consolidated in the Company's consolidated financial statements. The Company's receivables from the Private Company, the Unconsolidated Licensees, and S.F.H.C., which had been fully reserved for in prior years, decreased by $426,000 which has been reflected in income. These entities have operating losses and capital deficiencies and there can be no assurance that the total receivables of $6,898,000 at August 30, 1997 will be collected. It is the Company's intention to continue to fund these operations in the future. The Company and the Private Company have entered into offset agreements that permit the two companies to offset their current obligations to each other. As part of such agreements, the Private Company agreed to assume certain liabilities owed to the Company by the Unconsolidated Licensees, other than S.F.H.C..

         In March 1996, the Company executed a Credit and Security Agreement ("Agreement") with its principal supplier, Klaussner which effectively extended the payment terms for merchandise shipped from 60 days to 81 days. At various times during the current fiscal year, the Company exceeded terms by no more than 21 days with such extended amounts owing totalling no more than $2,650,000. As of August 30, 1997, the amount owed that exceeded terms was $1,990,000 for 14 days. Klaussner has waived the default provisions in the Agreement as to such violations. As part of the Agreement, the Company granted a security interest in all of its assets as well as assigning leasehold interests, trademarks and a licensee agreement to operate the Company's business in the event of default. Klaussner also lent $1,440,000 to the Private Company (all of which has been paid at August 30, 1997) to be used to pay down the mortgage balance on the warehouse property. This paydown also reduced the Company's guarantee to the mortgagee.

         On December 11, 1997, the Company sold to Klaussner 10,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"), convertible into 1,424,500 shares of the Company's Common Stock for $5,000,000. These shares are non-voting, have a liquidation preference of $5,000,000 and do not pay dividends (except if declared on the Common Stock). The Preferred Stock is not convertible until September 1, 1999, or earlier under certain circumstances (e.g. if another person or group acquires 12.5% or more of the Common Stock or there are certain changes in management or the Board of Directors), and has other rights associated with it. In addition, the Credit and Security Agreement with Klaussner was modified to include a late fee of .67% per month for invoices the Company pays beyond the normal 60 day terms. See "Certain Relationships and Related Transactions."

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

         The proposed settlement of the derivative and class action litigations (as described elsewhere) will come from insurance company payments and the issuance of new Preferred Stock by the Company. If approved, there will be no cash outlays by the Company other than legal costs. Additionally, a new proposed agreement with the Private Company (as described in the Notes to the Consolidated Financial Statements) contemplates significant changes to the operating relationship between the companies.

         In fiscal 1996 and 1995, the Company and the LP's closed an aggregate of 40 stores. In fiscal 1997, three additional stores were closed. Several were closed for non-performance, but a number of such closings were due to the Company's decision to combine separate Jennifer Convertibles and Jennifer Leather stores located in the same demographic areas into one store. The primary benefit of combining both operations into one store was an elimination of the real estate expenses and other expenses associated with the closed showroom. Additional benefits realized included reductions of personnel and, in a number of cases, elimination of duplicate office equipment and telephone lines. Although combining two stores into one store generally reduces sales, management believes that sales at the combined store will generate more profit due to the elimination or reduction of expenses described above.

         The Company anticipates losses for fiscal 1998. However, as a result of the Credit and Security Agreement with Klaussner and the $5,000,000 sale of Preferred Stock to Klaussner on December 11, 1997, the Company, in the opinion of management, will have adequate cash flow to fund its operations for the next fiscal year.

         For the year ended August 30, 1997 and fiscal year ended August 31, 1996, the Company and the LP's spent $206,000 and $989,000, respectively, for capital expenditures. The Company currently anticipates capital expenditures totalling no more than $500,000 during fiscal 1998.

INFLATION:

         There was no significant impact on the Company's operations as a result of inflation during the fiscal year ended August 30, 1997.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

         See Index immediately following the signature page

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         -----------------------------------------------------------------------

         None

Item 10. Directors and Executive Officers of the Company.
         ------------------------------------------------

         The names and ages of the Company's directors and the Company's executive officers as of December 2, 1997 are as follows:

                                         Position(s) with the
           Name                Age             Company
           ----                ---       -----------------------------


Harley J. Greenfield            53       Chairman of the Board and
                                         Chief Executive Officer
Edward G. Bohn                  52       Director
Kevin J. Coyle                  53       Director
Edward B. Seidner               45       Director and Executive Vice President
Bernard Wincig                  66       Director
George J. Nadel                 55       Executive   Vice    President,    Chief
                                         Financial Officer and Treasurer
Rami Abada                      38       President,  Chief Operating Officer and
                                         Director
Ronald E. Rudzin                35       Senior Vice President - Retail Stores
Leslie Falchook                 37       Vice President - Administration
Kevin Mattler                   40       Vice President - Store Operations


         The Company's directors are elected at the Annual Meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. The Company currently has no compensation or nominating committees.

         The Board of Directors held six meetings during the 1997 fiscal year. None of the directors attended fewer than 75% of the number of meetings of the Board of Directors or any committee of which he is a member, held during the period in which he was a director or a committee member, as applicable.

         The Board of Directors has a Stock Option Committee, which as of August 30, 1997, consisted of Messrs. Greenfield and Seidner. The Stock Option Committee had one meeting during the 1997 fiscal year. The Stock Option Committee is authorized to administer the Company's stock option plans.

         The Board of Directors has an Audit Committee, which during the fiscal year ended August 30, 1997, consisted of Harley Greenfield, Bernard Wincig, Edward Bohn and Kevin Coyle. During such fiscal year, the Audit Committee held three meetings. The Audit Committee is responsible for reviewing the adequacy of the structure of the Company's financial organization and the implementation of its financial and accounting policies. In addition, the Audit Committee reviews the results of the audit performed by the Company's outside auditors before the Annual Report to Stockholders is published.

         The Company also has a Monitoring Committee consisting of Edward Bohn, Kevin Coyle and Bernard Wincig to monitor transactions between the Company and the Private Company.

         Set forth below is a biographical description of each director and executive officer of the Company as of December 2, 1997.

HARLEY J. GREENFIELD

         Mr. Greenfield has been the Chairman of the Board and Chief Executive Officer of the Company since August 1986 and was the Company's President from August 1986 until December 1997. Mr. Greenfield has been engaged for more than 25 years in the furniture wholesale and retail business and was one of the co-founders of the Private Company which established the Jennifer Convertibles concept in 1975. Mr. Greenfield is a member of the Home Furnishings Association.

EDWARD G. BOHN

         Mr. Bohn has been a director of the Company since February 1995. From March 1995 to May 1997, he was a Consultant for Borlas Sales in Avenel, New Jersey, an importer/exporter of consumer electronics. Borlas also handles the sale and installation of software. Since June 1995, he has been a Director of Nuwave Technologies, Inc. He has also operated as an Independent Consultant in financial and operational matters since September 1994 through the present. Mr. Bohn was employed by Emerson Radio Corporation, which designs and sells consumer electronics, in various capacities from January 1983 through March 1994. From March 1993 to March 1994, he was the Senior Vice President-Special Projects; he was Chief Financial Officer from March 1991 through March 1993 and Treasurer/Vice President of Finance prior to that. Emerson Radio filed in the United States Bankruptcy Court, District of New Jersey, for protection under Chapter 11 of the Federal Bankruptcy Act on September 29, 1993 and was discharged on March 31, 1994.

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

EDWARD B. SEIDNER

         Mr. Seidner became a director of the Company in August 1986 and an Executive Vice President of the Company in September 1994. From 1977 until November 1994, Mr. Seidner was an officer and a director of the Private Company. Mr. Seidner has been engaged for more than 25 years in the furniture wholesale and retail business. Mr. Seidner is a member of the Home Furnishings Association.

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

RAMI ABADA

         Mr. Abada became the President and a director of the Company on December 2, 1997 and has been the Chief Operating Officer since April 12, 1994. Mr. Abada was the Executive Vice President of the Company from April 12, 1994 to December 2, 1997. Prior to joining the Company, Mr. Abada had been employed by the Private Company since 1982. Mr. Abada is also a director of CCA Industries, Inc., a public company engaged in the manufacture and distribution of health and beauty aid products.

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

KEVIN MATTLER

         Mr. Mattler became Vice President - Store Operations on April 12, 1994 and has been with the Company since 1988. Mr. Mattler is involved with, and supervises, the operation of the Company's stores and during his tenure with the Company Mr. Mattler has been involved in all facets of its operations. Prior to joining the Company, Mr. Mattler had been employed by the Private Company since 1982.

         Certain of the directors and former officers of the Company are defendants in the litigation described under "Legal Proceedings" above. See also "Certain Relationship and Related Transactions."

Item 11.   EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

     The following table sets forth compensation paid for the fiscal years ended August 30, 1997, August 31, 1996 and August 26, 1995 (or such shorter period as such employees were employed by the Company) of those persons who were (i) the chief executive officer at August 30, 1997 and (ii) the four other most highly compensated executive officers of the Company at August 30, 1997 whose total annual salary and other compensation exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                      ANNUAL               LONG-TERM
                                                                   COMPENSATION           COMPENSATION
                                                                   ------------           -------------

                                                                                            SECURITIES
   NAME AND                                                                                 UNDERLYING        ALL OTHER
PRINCIPAL POSITION                            FISCAL YEAR             SALARY ($)            OPTIONS (#)      COMPENSATION
------------------                            -----------             ----------            -----------      ------------

Harley J. Greenfield,                             1997                $320,000                     0               0
  Chairman of the Board, Chief                    1996                 352,307                     0               0
  Executive Officer and President                 1995                 400,000                     0               0

Edward B. Seidner,                                1997                $240,000                     0               0
  Executive Vice President                        1996                 264,231                     0               0
                                                  1995                 300,000                     0               0

George J. Nadel                                   1997                $225,000              50,000(1)              0
  Executive Vice President and                    1996                 250,000                     0               0
  Chief Financial Officer                         1995                 202,083              50,000(2)              0

Leslie Falchook,                                  1997                $116,000              50,000(3)              0
  Vice President - Administration                 1996                 127,712                     0               0
                                                  1995                 144,670                     0               0

Rami Abada                                        1997                $120,000             100,000(4)              0
  Executive Vice President and                    1996                 132,115                     0               0
  Chief Operating Officer                         1995                 150,000                                     0

Ronald E. Rudzin                                  1997                $120,000             100,000(5)              0
  Senior Vice President Retail                    1996                 132,115                     0               0
  Stores                                          1995                 150,000                     0               0

---------------------

(1) On May 6, 1997, Mr. Nadel was granted options to purchase 50,000 shares of Common Stock at $2.00 per share, the market value on the date of grant, in exchange for the cancellation of the options referred to in Note (2) below.

(2) On August 1, 1995, Mr. Nadel was granted options to purchase 25,000 shares of Common Stock at $2.50 per share and, on February 1, 1995, Mr. Nadel was granted options to purchase 25,000 shares of Common Stock at $3.53 per share, in each case the market value on the date of grant.

(3) On May 6, 1997, Mr. Falchook was granted options to purchase 50,000 shares of Common Stock at $2.00 per share, the market value on the date of grant, in exchange for the cancellation of options to purchase 20,000 shares of Common Stock at $13.125 per share which were granted in 1993.

(4) On May 6, 1997, Mr. Abada was granted options to purchase 100,000 shares of Common Stock at $2.00 per share, the market value on the date of grant.

(5) On May 6, 1997, Mr. Rudzin was granted options to purchase 100,000 shares of Common Stock at $2.00 per share, the market value on the date of grant.

         Non-employee directors currently receive a fee of $10,000 per year, plus $500 per meeting attended (an aggregate of $78,000 in fiscal 1997). Directors are reimbursed for out-of-pocket expenses incurred in connection with their services as such.

         Effective February 1, 1996, the salaries of each of the Company's officers was reduced (other than George J. Nadel), in connection with the Company's cost-cutting program. The annual salaries of the Company's executive officers, effective February 1, 1996 are as follows: Harley Greenfield-$320,000; Edward Seidner - $240,000, George J. Nadel - $225,000, Rami Abada - $120,000, Ronald E. Rudzin - $120,000, Leslie Falchook - $116,000 and Kevin Mattler - $96,000.

STOCK OPTION PLANS

         The Company has Incentive and Non-Qualified Stock Option Plans (the "Plans"), pursuant to which, as of August 30, 1997, options to purchase an aggregate of 837,047 shares of Common Stock were outstanding and under which options to purchase an aggregate of 9,953 shares of Common Stock were available for grant. In addition, options granted outside of the Plans to purchase an additional 392,000 shares of Common Stock (not including options to purchase 1,200,000 shares of Common Stock owned by JCI Consultants, L.P.) were outstanding as of August 30, 1997 and options to purchase an additional 100,000 shares of Common Stock outside of the Plans were granted in December 1997. The Plans are administered by a Stock Option Committee (the "Committee") consisting of two persons appointed by the Board of Directors. As of August 30, 1997, the Committee consisted of Harley Greenfield and Edward B. Seidner. The Committee has full and final authority (a) to determine the persons to be granted options,
(b) to determine the number of shares subject to each option and whether or not options shall be incentive stock options or non-qualified stock options, (c) to determine the exercise price per share of the options (which, in the case of incentive stock options, may not be less per share than 100% of the fair market value per share of the Common Stock on the date the option is granted or, in the case of a stockholder owning more than 10% of the stock of the Company, not less per share than 110% of the fair market value per share of the Common Stock on the date the option is granted), (d) to determine the time or times when each option shall be granted and become exercisable and (e) to make all other determinations deemed necessary or advisable in the administration of the Plans. In determining persons who are to receive options and the number of shares to be covered by each option, the Committee considers the person's position, responsibilities, service, accomplishments, present and future value to the Company, the anticipated length of his future service and other relevant factors. Members of the Committee are not eligible to receive options under the Plans or otherwise during the period of time they serve on the Committee and for one year prior thereto, but may receive options after their term on the Committee is over. Officers and directors, other than members of the Committee, may receive options under the Plans. The exercise price of all options granted under or outside of the Plans equaled or exceeded the market value of the underlying shares on the date of grant.

1997 STOCK OPTION PLAN

         On May 6, 1997 the Board of Directors adopted the 1997 Stock Option Plan (the "1997 Plan"). The Stockholders will be asked to approve the 1997 Plan at the 1997 Annual Meeting of Stockholders.

         The purpose of the 1997 Plan is to attract and retain the services or advice of selected employees, directors, agents, consultants and independent contractors of the Company or any parent or subsidiary. The 1997 Plan provides for the grant of options to acquire a maximum of 500,000 shares of the Common Stock, and permits the granting of qualified incentive stock options ("ISOs") or nonqualified stock options ("NSOs"), at the discretion of the administrator of the 1997 Plan (the "Plan Administrator"). The Board of Directors has appointed the Committee as the Plan Administrator. Subject to the terms of the 1997 Plan, the Plan Administrator determines the terms and conditions of options granted under the 1997 Plan. Options granted under the 1997 Plan are evidenced by written agreements which contain such terms, conditions, limitations and restrictions as the Plan Administrator deems advisable and which are not inconsistent with the 1997 Plan.

         ISOs may be granted to individuals who, at the time of grant, are employees of the Company or its affiliates. NSOs may be granted to directors, employees, consultants, agents or other independent contractors of the Company or its affiliates.

         The 1997 Plan provides that the Plan Administrator must establish an exercise price for ISOs that is not less than the fair market value per share of the Common Stock at the date of grant and an exercise price for NSOs of not less than the par value per share of the Common Stock at the date of grant. Each ISO must expire within ten years of the date of grant. However, if ISOs are granted to persons owning more than 10% of the voting stock of the Company, the 1997 Plan provides that the exercise price may not be less than 110% of the fair market value per share at the date of grant and that the term of such ISOs may not exceed five years. Unless otherwise provided by the Plan Administrator, options granted under the 1997 Plan vest at a rate of 25% per year over a four-year period, but vesting is accelerated in the event of a change of control.

    An optionee whose relationship with the Company or any related corporation ceases for any reason (other than termination for cause, death or total disability, as such terms are defined in the 1997 Plan) may exercise options in the three-month period following such cessation (unless such options terminate or expire sooner by their terms), or in such longer period determined by the Plan Administrator in the case of NSOs. Unexercised options granted under the 1997 Plan terminate upon a merger (other than a stock merger), reorganization or liquidation of the Company; however, immediately prior to such a transaction, optionees may exercise such options without regard to whether the vesting requirements have been satisfied.

    The option exercise price must be paid in full at the time the notice of exercise of the option is delivered to the Company and must be tendered in cash, by bank certified or cashier's check or by personal check. Options may also be exercised in "cashless exercises" (delivery of such shares of stock of the Company having a fair market value equal to the exercise price). Unless otherwise provided by the Plan Administrator, options are nontransferable. The Board of Directors has certain rights to suspend, amend or terminate the 1997 Plan provided shareholder approval is obtained.

                        OPTION GRANTS IN LAST FISCAL YEAR

         Pursuant to the 1991 Amended and Restated Incentive and Non-Qualified Stock Option Plan, in May 1997, options for an aggregate of 425,000 shares of Common Stock were granted at an exercise price of $2.00 per share, the market value on the date of grant, to certain employees of the Company, including Mr. Falchook (50,000 shares), Mr. Nadel (50,000 shares), Mr. Abada (100,000 shares) and Mr. Rudzin (100,000 shares). Also in May 1997, options for an aggregate
307,000 shares of Common Stock were granted not pursuant to any plan at an exercise price of $2.00 per share, the market value on the date of grant, to certain employees of the Company, certain employees of the Private Company (subject to their joining the Company if offered comparable positions) and certain consultants of the Company. In exchange for certain of such grants, options for an aggregate of 264,500 shares of Common Stock, which had exercise prices ranging from $2.50 to $13.125, were canceled, including options which had been granted to Mr. Falchook (20,000 shares) and Mr. Nadel (50,000 shares). In December 1997, in connection with his appointment as President and a director of the Company, Mr. Abada received options to purchase 100,000 shares of Common Stock at $2.44 per share, the market value of the Common Stock on the date of grant.

                                                                                                    Potential Realizable
                                                                                                      Value at Assumed
                                                                                                    Annual Rate of Stock
                                                                                                     Price Appreciation
                                                                                                             for
                                                        Individual Grants                               Option Term
                               --------------------------------------------------------------  -----------------------------


                                NUMBER OF      PERCENT OF
                                SECURITIES     TOTAL OPTIONS      EXERCISE
                                UNDERLYING     GRANTED TO         OR BASE
                                OPTIONS        EMPLOYEES IN       PRICE           EXPIRATION
NAME                            GRANTED(1)     FISCAL YEAR        ($/SHARE)          DATE         5%            10%
----                            ----------     ------------       ---------       ----------      --            ---
 George J. Nadel                 50,000            11.76%           $2.00           5/6/07     $62,889        $159,374
 Leslie Falchook                 50,000            11.76%           $2.00           5/6/07     $62,889        $159,374
 Rami Abada                     100,000            23.53%           $2.00           5/6/07    $125,779        $318,748
 Ronald E. Rudzin               100,000            23.53%           $2.00           5/6/07    $125,779        $318,748

 ----------
 (1) ALL OPTIONS WERE GRANTED AT AN EXERCISE PRICE EQUAL TO THE FAIR MARKET VALUE OF THE COMMON STOCK ON THE DATE OF GRANT.


AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                                Name of Securities Underlying            Value of Unexercised
                                                                   Unexercised Options at               In-the-Money Options at
                                                                       August 30, 1997                    August 30, 1997(1)
                                  Shares
                               Acquired on         Value
 Name                          Exercise (#)      Realized       Unexercisable      Exercisable      Unexercisable      Exercisable
 ----------------------        ------------      --------       -------------      -----------      -------------      -----------
 Harley J. Greenfield (2)(4)        N/A             N/A               0              297,047             $0                $0
 Edward B. Seidner                  N/A             N/A               0                 0                 0                 0
 George J. Nadel(3)(4)              N/A             N/A            50,000               0              25,000               0
 Leslie Falchook(4)(5)              N/A             N/A            50,000               0              25,000               0
 Rami Abada                         N/A             N/A           100,000               0              50,000               0
 Ronald E. Rudzin                   N/A             N/A           100,000               0              50,000               0

-------------------

 (1) Amount reflects the market value of the underlying shares of Common Stock as reported on the Bulletin Board on August 29, 1997 (a bid price of $2.50) less the exercise price of each option.

 (2) Includes (i) 122,047 options granted on September 17, 1991 at an exercise price of $4.88 per share, (ii) 150,000 options granted on April 6, 1992, at an exercise price of $8.375 per share, in connection with Mr. Greenfield's employment agreement, and (iii) 25,000 options granted on January 25, 1993 at an exercise price of $13.125 per share.

 (3) Includes 50,000 options granted on May 6, 1997 to Mr. Nadel at an exercise price of $2.00 per share in exchange for cancellation of 25,000 options previously granted on August 1, 1995 at an exercise price of $2.50 per share and 25,000 options granted on February 1, 1995 at an exercise price of $3.53 per share.

 (4) All options were granted at an exercise price equal to the market value of the underlying Common Stock on the date of grant.

 (5) Includes 50,000 options granted on May 6, 1997 to Mr. Falchook at an exercise price of $2.00 per share in exchange for the cancellation of 20,000 options granted on January 25, 1993 to Mr. Falchook at an exercise price of $13.125 per share.

 (6) Includes 100,000 options granted on May 6, 1997 to Mr. Abada at an exercise price of $2.00 per share.

 (7) Includes 100,000 options granted on May 6, 1997 to Mr. Rudzin at an exercise price of $2.00 per share.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management.
           ---------------------------------------------------------------

         The following table sets forth, as of December 12, 1997, information regarding the beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to be the owner of more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers (as defined in Item 11) and (iv) by all directors and executive officers of the Company as a group. Information as to David A. Belford and the Pacchia, Grossman, Shaked, Wexford group is based on Schedules 13D filed by such person and group:

                                    Amount and Nature       Percent (%) of Class
                                      of Beneficial          Outstanding as of
 Beneficial Owner                       Ownership(1)         December 12, 1997
 ----------------                   -----------------       --------------------

 Harley J. Greenfield                 835,336 (2)(3)               13.9%
 Fred J. Love                         585,662 (2)(5)(6)            10.3
 Edward B. Seidner                    553,914 (2)(4)                9.7
 Jara Enterprises, Inc. ("Jara")      343,579 (6)                   6.0
 JCI Consultants, L.P               1,200,000 (3)(7)               17.4
 David A. Belford                     329,000 (8)                   5.8
 Pacchia, Grossman,
   Shaked, Wexford Group              482,100 (9)                   8.5
 Bernard Wincig                       144,573 (10)                  2.5
 Edward G. Bohn                        16,667 (11)                  0.3
 Kevin J. Coyle                        17,917 (11)                  0.3
 Leslie Falchook                       25,000 (12)                  0.4
 George J. Nadel                            0 (13)                  0.0
 Rami Abada                            53,000 (14)                  1.0
 Ronald E. Rudzin                      12,500 (15)                  0.2
 Hans J. Klaussner
   and Klaussner                    2,510,123 (17)                 35.2

 All directors and executive        1,658,907 (2)(3)(4)(5)(6)      27.4
 officers as a group                          (10)(11)(12)(13)
 (ten (10) persons)                           (14)(15)(16)

 --------------------
 *     Less than 0.1%

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

 (3) Includes (a) 292,831 shares underlying options granted to Mr. Greenfield by Mr. Love (the Greenfield Option"), over which Mr. Greenfield has no voting power but has shared dispositive power, as such shares may not be disposed of without the consent of Mr. Greenfield, and (b) 297,047 shares of Common Stock underlying vested options granted to Mr. Greenfield by the Company, with respect to which shares Mr. Greenfield would have sole voting and dispositive power upon exercise of such options. See "Executive Compensation." Does not include 1,200,000 shares of Common Stock underlying options which became exercisable on April 1, 1996 and which are owned by JCI Consultant, L.P. ("JCI"). Mr. Greenfield does not have the power to cause the exercise of such options by JCI. However, Mr. Greenfield would be the voting trustee for the shares of Common Stock upon exercise of such options and would have, subject to certain exceptions, the right to vote the shares issued upon such exercise. See "Certain Relationships and Related Transactions."

 (4) Includes 292,831 shares underlying the options granted to Mr. Seidner by Mr. Love and the Private Company (the "Seidner Option"), over which Mr. Seidner has no voting power but has shared dispositive power, as such shares may not be disposed of without the consent of Mr. Seidner.

 (5) Includes 343,579 shares of Common Stock owned by the Private Company, over which Mr. Love has sole voting and dispositive power, which are subject to the Greenfield Option and the Seidner Option (the "Options") granted to Messrs. Greenfield and Seidner, respectively (the "Optionees"), and which may not be disposed of without the consent of the relevant Optionee.

 (6) All of such shares are beneficially owned by Mr. Love, the sole stockholder of Jara. Includes shares of Common Stock owned by three of Jara's wholly-owned subsidiaries. Jara's address is One Ames Court,
       Plainview,   New  York  11803.  Mr.  Love  has  sole  voting  and  shared dispositive power over such shares, as such shares are subject to the Options and may not be disposed of without the consent of the relevant Optionee.

 (7) Represents 1,200,000 shares of Common Stock underlying exercisable options referred to in footnote (3).

 (8) The address of David A. Belford is 2097 S. Hamilton Road, Suite 200, Columbus, Ohio 43232.

 (9) Represents the shares of Common Stock owned by a group which was formed to object to the proposed settlement of the derivative litigation referred to in "Legal Proceedings." The group consists of the following persons and entities, each of which has the sole and shared power to vote and dispose, and total beneficial ownership, of the shares of Common Stock set forth opposite such persons' or entity's name: (1) Anthony J. Pacchia ("Pacchia") - sole 11,000, shared 20,700, total 31,700; (2) F&Co., Inc. as Custodian for Pacchia under IRA Account - sole 16,000, shared 15,700, total 31,700; (3) Anthony J. Pacchia, P.C., (Money Purchase) fbo Pacchia - sole 2,500, shared 29,200, total 31,700; (4) Sandra Pacchia Custodian for Lee Pacchia - sole 1,100, shared 30,600, total 31,700; (5) Sandra Pacchia Custodian for Tom Pacchia - sole 1,100, shared 30,600, total 31,700; (6) Anthony T. Pacchia and Gloria Pacchia - sole 1,000, shared 15,000, total 16,000; (7) Anthony T. Pacchia, IRA Rollover - sole 15,000, shared 1,000, total 16,000; (8) Kenneth S. Grossman Trustee, Profit Sharing Plan DLJSC -

       Custodian fbo Kenneth S. Grossman - sole 96,400, shared 3,500, total 99,900; (9) Kenneth S. Grossman - 3,500, sole 96,400 shared, total 99,900; (10) IRA fbo Patricia Berger, DLJSC as custodian - sole 3,500, shared 0, total 3,500, (11) Ellen Grossman, Custodian for Andrew Grossman UGMA/ NY - sole 5,000, shared 0, total 5,000; (12) IRA fbo Howard Berger, DLJSC as custodian - sole 3,500, shared 0, total 3,500; (13) IRA fbo Jill Berger, DLJSC as custodian, Rollover Account - sole 3,500, shared 0, total 3,500; (14) IRA fbo Herbert Berger, DLJSC as custodian - sole 5,000, shared 0, total 5,000; (15) Marilyn Levy - sole 5,000, shared 0, total 5,000; (16) Ellen Grossman, Custodian for Joshua Grossman UGMA/NY - sole 5,000, shared 0, total 5,000; (17) Amir Shaked ("Shaked") - sole 37,700, shared 1,300, total 39,000; (18) IRA fbo Shaked - sole 1,300, shared 37,700, total 39,000; (19) Wexford Special Situations 1996, L.P. - sole 0, shared 142,783, total 142,783; (20) Wexford Special Situations 1996 Institutional L.P. - sole 0, shared 25,764, total 25,764; (21) Wexford Special Situations 1996 Limited - sole 0, shared 7,859, total 7,859; (22) Wexford-Euris Special Situations 1996, L.P. - sole 0, shared 36,094, total 36,094; (23) Wexford Management LLC - sole 0, shared 212,500, total 212,500; (24) IRA fbo Zachery Goldwyn - sole 52,500, shared 0, total 52,500. The address for group members (a) 1-5 is 602 Orchard Street, Cranford, New Jersey 07106, (b) 6 and 7 is 31 Center Board Drive, Bayville, New Jersey 08721, (c) 8-9, 11, 16, 17 and 18 is 620 Fifth Avenue, 7th Floor, New York, New York 10020, (d) 10 and 14 is 31 Wisconsin Avenue, N. Massapequa, New York 11578, (e) 12 and 13 is 58 Alpine Way, Dix Hills, New York 11746, (f) 15 is 155 East 76th Street, New York, New York 10022, (g) 19-21 and 23-24 is 411 West Putnam Avenue, Greenwich, Connecticut 06830, and (h) 22 is c/o Hemisphere Fund Managers Ltd., Harbour Centre, Georgetown, Grand Cayman Islands, B.W.I.

 (10)  Includes  8,800  shares of Common  Stock owned by Mr.  Wincig's  wife and
       25,000 shares of Common Stock underlying exercisable options. Does not include 4,000 shares of Common Stock underlying options which have not yet vested.

 (11) Includes, as to each individual, 16,667 shares of Common Stock underlying exercisable options, but does not include, as to each individual, 8,333 shares of Common Stock underlying options granted, which options have not yet vested.

 (12) Does not include 50,000 shares of Common Stock underlying options which are not currently exercisable.

 (13) Does not include 50,000 shares of Common Stock underlying options which are not currently exercisable.

 (14) Does not include 200,000 shares of Common Stock underlying options which are not currently exercisable.

 (15) Does not include 100,000 shares of Common Stock underlying options which are not currently exercisable.

 (16) Does not include 50,000 shares of Common Stock underlying options granted to an officer of the Company other than a Named Executive Officer, which options are not yet vested.

 (17) Represents shares pledged to Klaussner by Messrs. Greenfield, Seidner and Love and Jara as part of the Klaussner Transaction and 1,424,500 shares underlying convertible preferred stock issued to Klaussner in connection with the Klaussner Investment. The pledged shares secure a guarantee by the pledgors of approximately $1,000,000 owed to Klaussner by the Private Company as of August 30, 1997. The preferred stock is not convertible until September 1, 1999, except that such convertibility will be accelerated upon the occurrence of certain events, including acquisitions of 12.5% or more of the Company's voting stock by third parties, commencement of a proxy solicitation or tender offer, mergers, asset sales, certain changes in the constitution of the Company's Board of Directors or if Harley Greenfield is no longer the Company's Chief Executive Officer and similar events. See "Certain Relationships and Related Transactions." Based on information contained in the Schedule 13D filed by Hans J. Klaussner and Klaussner, Hans J. Klaussner is the sole stockholder of the parent of Klaussner and, accordingly, may be deemed the beneficial owner of shares owned by Klaussner. The principal address of Klaussner is 405 Lewallen Street, Asheboro, North Carolina 27203. Hans
       J. Klaussner's address is 7614 Gegenbach, Germany.

         Based on the Company's review of reports filed by directors, executive officers and 10% shareholders of the Company on Forms 3, 4 and 5 pursuant to
Section 16 of the Securities and Exchange Act of 1934, all such reports were filed on a timely basis during fiscal year 1997.

 Item 13.   Certain Relationships and Related Transactions.
            -----------------------------------------------

 The Private Company
 -------------------

       Until November 1994 when Messrs. Greenfield and Seidner sold their interests in the Private Company for a long-term note (the "Jara Notes") and options to purchase the Common Stock owned by Mr. Love, Mr. Greenfield's brother-in-law and the Private Company, Harley J. Greenfield (the Chairman of the Board, Chief Executive Officer, President and a principal stockholder of the Company), Fred J. Love (a director of the Company until August 10, 1995 and principal stockholder of the Company as of August 30, 1997) and Edward B. Seidner (a director, officer and principal stockholder of the Company) each owned 33-1/3% of Jara, which, together with its subsidiaries, comprises the Private Company, which owns or licenses the Private Stores. Following such sale, Mr. Love beneficially owns 100% of the Private Company. The Private Company is responsible for the warehousing for the Company-owned stores, the

Company's licensed stores and the Private Stores, and leases and operates the Warehouse Facilities. Until December 31, 1993, the Private Company was also responsible for the purchasing and for certain advertising and promotional activities for the Company-owned stores, the Company's licensed stores and the Private Stores. Effective January 1, 1994, the Company assumed the responsibility for purchasing and advertising for itself, its licensees, and the Private Stores. The Private Company is responsible for an amount which approximates its pro-rata share of all advertising production costs and costs of publication of promotional material within the New York area. Until October 28, 1993, a corporation of which Messrs. Greenfield, Seidner and Love each owned 33-1/3% (the "Licensor") owned the trademarks "Jennifer Convertibles(R)" and "With a Jennifer Sofabed, There's Always a Place to Stay(R)" (collectively the "Marks"). On October 28, 1993, the Marks were assigned to the Company from the Licensor for nominal consideration, and the Company agreed to license such Marks to Jara in New York, as described below. Mr. Love is, and until November 1994, Mr. Seidner was, an executive officer and director of Jara and the Licensor. During the fiscal year ended August 30, 1997, Mr. Greenfield and Mr. Seidner each received approximately $310,000 of interest on the Jara Notes from the Private Company. Beginning in April 1997, each of Mr. Greenfield and Mr. Seidner agreed to a $10,000 a month deferral of the amounts paid to them under the Jara Notes. The shares of Common Stock owned by Messrs. Greenfield, Love, and Seidner and Jara were pledged to Klaussner as part of the Klaussner transaction. In November 1994, Mr. Greenfield and Mr. Seidner sold their interests in the Private Company in exchange for the Jara Notes and options (the "Buy-Out Options") to purchase the Common Stock owned by Mr. Love and the Private Company. The Jara Notes are $10,273,204 in aggregate principal amount ($5,136,602 owned by Mr. Greenfield and $5,136,602 owned by Mr. Seidner), bear interest at a rate of 7.5% per annum (although, as described above, a portion of such interest is being deferred on a month-to-month basis) and are due in December 2023. Only interest is payable on the Jara Notes until December 1, 2001 and, thereafter principal is payable monthly through the maturity date. The Jara Notes are secured by (i) a security interest in the Private Company's personal property, (ii) Mr. Love's personal guarantee of the Private Company's performance under the Jara Notes, and (iii) a stock pledge by Mr. Love of his stock in the Private Company to secure his obligations under the guarantees. Subject to court approval of the Settlement Agreement, Messrs. Greenfield and Seidner have agreed to subordinate, until January 1, 1999, their right to receive payments in respect of the Jara Notes, if the Private Company is in default in the payment of any cash obligation to the Company arising after August 7, 1996. Such subordination does not apply to any distribution in respect of a disposition of substantially all of the assets of the Private Company. The Buy-Out Options are exercisable for an aggregate of 585,662 shares of Common Stock (292,831 by Mr. Greenfield and 292,831 by Mr. Seidner) at a price of $15.00 per share until they expire on November 7, 2004.

THE LICENSE

       Pursuant to a license agreement between the Company and Jara, Jara has the perpetual, royalty-free right to use, and to sublicense and franchise the use of, the Marks in the State of New York. The license is exclusive in such territory, subject to certain exceptions.

THE PURCHASING AND WAREHOUSING AGREEMENT

       Prior to January 1, 1994, the Private Company and the Company were parties to a Warehousing and Purchasing Agreement (the "Original Warehousing Agreement") pursuant to which the Private Company was obligated to make merchandise available to the Company on the same basis as such merchandise was made available to the Private Stores and was obligated to promptly order merchandise requested by the Company to fill special orders. The Original
Warehousing Agreement provided that the Private Company would sell such merchandise to the Company at the Private Company's cost. Additionally, the Private Company was obligated to provide certain warehousing and handling services to the Company for up to 100 Company-owned stores and 200 Company licensed stores. In return, the Company paid the Private Company a fee equal to 5% of the retail selling price of all merchandise (including the retail selling price of any related services, such as fabric protection) delivered to customers of the Company's stores from the warehouse facilities operated by the Private Company, plus 5% of the retail selling price of all merchandise delivered from such warehouse facilities to Company-owned stores for display purposes. Effective January 1, 1994, the Company assumed the responsibility for purchasing for itself, its licensees and the Private Company on substantially the same terms as it was receiving from the Private Company prior to 1994. However, the Private Company continued to provide warehousing and handling services as described above. During the fiscal year ended August 30, 1997 the Company and the LPS paid warehouse fees under the Offset Agreement (as defined below) to the Private Company aggregating approximately $5,021,000. During the fiscal year ended August 30, 1997, the Private Company purchased from the Company approximately $10,081,000 of merchandise (net of discounts and allowances), which was paid under the Offset Agreement. Under the terms of the Warehousing Agreement, however, the Company was not obligated to use the Private Company's warehouse facilities or purchase through the Private Company. As part of the transfer of the purchasing function, the Private Company, on May 29, 1994, agreed to pay the Company $1,000,000 representing discounts and allowances received from suppliers with respect to merchandise previously delivered. Such payment was in the form of a note, dated May 29, 1994, calling for payments in 36 equal monthly installments and bearing interest at 8% per annum. The Private Company made the final payments of $305,555 on such note during the fiscal year ended August 30, 1997.

       As set forth in "Business-Warehousing," the Private Company also provides certain other services at the Warehouse Facilities, including arranging for goods to be delivered to the Warehouse Facilities and customers and providing fabric protection and warranty services. The Private Company is reimbursed by the Company and its licensees for freight charges on deliveries to the Warehouse Facilities at predetermined freight rates. The Private Company also provides fabric protection services, including a life-time warranty, to customers of the Company and its licensees. The Company retains approximately 2/3 of the revenues from fabric protection and the warranty. During the fiscal year ended August 30, 1997, the Company and the LPS paid under the Offset Agreement $2,827,000 for freight charges and $2,543,000 for fabric protection to the Private Company. See "The Committee Report" below.

       The Company guarantees the lease for the Private Company's satellite warehouse in California. Such lease expires September 30, 1998 and the annual base rent is $133,000. Pursuant to an agreement dated September 1, 1993, the Company is indemnified against any liability arising under such guaranty by the Private Company.

THE OFFSET AGREEMENT

       By agreement dated November 1, 1995, the Private Company and the Company acknowledged that as of August 26, 1995 the Private Company owed the Company $9,267,962, certain licensees (consisting of the Unconsolidated Licensees other than S.F.H.C. and hereinafter referred to as the "Private Licensees") owed the Company $2,117,616 for merchandise purchased (of which $1,865,813 was past due) and the Company owed the Private Company $11,459,677. In addition, the Private Company agreed to assume the obligations of the Private Licensees referred to above and to offset the amounts owed to the Company by the Private Company against the amounts owed to the Private Company by the Company. By agreement dated March 1, 1996 (the "Offset Agreement"), the Private Company and the Company agreed to continue to offset, on a monthly basis, amounts owed by the Private Company and the Private Licensees to the Company for purchasing, advertising, and other services and matters against amounts owed by the Company to the Private Company for warehousing services, fabric protection, freight and other services and matters. In contemplation of the settlement, the parties are currently operating under the terms of the offset agreement to become effective upon court approval of the settlement which provides for cash payments of current amounts due in excess of $1,000,000. The Private Company paid for all current charges under the Offset Agreement during fiscal 1997. Amounts owed by the Private Company and certain licensees to the Company as of August 30, 1997 (consisting of unpaid amounts from fiscal 1996 and prior years) are reserved against in the accompanying consolidated financial statements due to uncertain collectibility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

THE ADVERTISING AGREEMENT

       Under the advertising agreement with the Private Company, the Private Company bears a share of all advertising production costs and costs of publication of promotional advertising material within the New York area. During the fiscal year ended August 30, 1997, the Company charged the Private Company $1,800,000 in respect of the Private Company and the Private Licensees and charged S.F.H.C. $418,000 for advertising.

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

 OTHER MATTERS

       As described under the heading "The Committee" below, a committee of the Board of Directors consisting of Michael Colnes concluded that the Company had claims against Messrs. Greenfield, Love, Seidner and the Private Company. During fiscal 1997, the Company paid legal fees for Harley J.
Greenfield of $24,298 in connection with these matters.

 JCI

       Related parties of JCI, which is the holder of options to purchase 1,200,000 shares of Common Stock, also own the limited partnership interest in Jennifer Chicago, L.P. (the "Chicago Partnership"), an LP which operates, pursuant to a license agreement with the Company, 14 Jennifer Convertibles stores in the Chicago, Illinois area, and, until the Company purchased it as of September 1, 1994, Jennifer L.P. II ("L.P. II"), an LP which operated, pursuant to a license agreement with the Company, 21 Jennifer Convertible stores in the Detroit, St. Louis, Indianapolis, Milwaukee and Kansas City metropolitan areas. During the fiscal year ended August 30, 1997, the Company earned $485,000 of royalties from the Chicago Partnership, which are not separately shown in the financial statements due to the consolidation of the LPS for financial statement purposes.

 OTHER MATTERS

       In January 1994, Rami Abada, the Company's President and Chief Operating Officer, joined the Company. Mr. Abada owns interests in certain licensed Jennifer Convertibles stores, which he acquired when he was an employee of the Private Company. As of October 1996, Mr. Abada owned a 20% interest in S.F.H.C., which owns six licensed Jennifer Convertibles stores, and owned a 20% interest in each of two corporations which each own a licensed Jennifer Convertibles store. In October 1996, Mr. Abada entered into an agreement pursuant to which he exchanged his 20% interest in S.F.H.C. for the remaining 80% interest in the two corporations referred to above. During the year ended August 30, 1997, S.F.H.C. incurred and paid approximately $166,000 in royalties and $1,565,000 for merchandise purchases to the Company. Such entity did not make any payments to the Company in respect of a 9% secured note, due December 31, 2001, in the original principal amount of $810,000 (which principal amount was $637,743 as of August 30, 1997). In addition, such corporation owes the Company $500,000 principal amount under a Revolving Credit Agreement pursuant to which all available revolving credit loans have been drawn down. Such loans bear interest at prime plus 3% and were due on June 1, 1995. As of August 30, 1997, S.F.H.C. also owed the Company $1,069,842 for advertising and merchandise purchases. During the year ended August 30, 1997, the two corporations wholly-owned by Mr. Abada incurred and paid under the Offset Agreement an aggregate of approximately $74,000 in royalties and $678,000 for merchandise purchases owed to the Company. Such corporations have received financing from the Private Company (with a balance of $323,174 as of August 30, 1997) and, by a letter agreement dated March 14, 1997 among the Private Company, the Company and the two corporations, all amounts owed by the two corporations to the Company incurred subsequent to September 1, 1996 were paid through the allocation of amounts to be credited to the Private Company under the Offset Agreement. During the fiscal year ended August 30, 1997, Mr. Abada received $312,448 of salary, severance pay, distributions and other payments from such licensees and the Private Company.

       In January 1994, Ronald Rudzin, the Company's Senior Vice President - Retail Stores, joined the Company. Mr. Rudzin also owns interests in stores acquired while an employee of the Private Company. Mr. Rudzin owns one licensed Jennifer Convertibles store and his father owns two licensed Jennifer Convertibles stores which during the fiscal year ended August 30, 1997 incurred and paid under the Offset Agreement approximately $36,000 (for Mr. Rudzin's stores) and $95,000 (for Mr. Rudzin's father's stores) of royalties and $336,000 (for Mr. Rudzin's store) and $876,000 (for Mr. Rudzin's father's stores) for merchandise purchases. Mr. Rudzin received approximately $214,983 of salary, distributions and other payments from such licensees and the Private Company.

       Amounts owed to the Company by the corporate licensees referred to above, (each of which is a Private Licensee) have been fully reserved against in the accompanying financial statements for the 1995, 1996 and 1997 fiscal years due to uncertain collectibility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Subject to court approval of the Settlement Agreement, Mr. Rudzin has agreed, to personally guarantee the merchandise purchases and royalty obligations incurred after the date of such approval of the Private Licensees in which he has an ownership interest. Mr. Abada has entered into a similar agreement as to the Private Licensees owned by him effective upon court approval, termination of the Offset Agreement and prior written notification.

       The Company uses and the Private Company from time to time, also uses Wincig & Wincig, a law firm of which Bernard Wincig, a director of the Company and a stockholder, is a partner. Mr. Wincig received approximately $164,000 of legal fees from the Company and the LPS and an aggregate of approximately $55,131 from the Private Company during the fiscal year ended August 30, 1997.

       On December 11, 1997, Klaussner purchased 10,000 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") for $5,000,000. In connection with such purchase, Klaussner waived any defaults under the Credit and Security Agreement and approximately $2,965,650 of the proceeds of such investment were used to pay all balances due to Klaussner which had been billed and outstanding for more than 60 days. The Preferred Stock is non-voting and is convertible, commencing on September 1, 1999 (subject to acceleration as described below), into 1,424,500 shares of Common Stock (an effective conversion price of $3.51 per share), subject to adjustment for stock splits, stock dividends and similar events. The Common Stock underlying the Preferred Stock represents approximately 19.9% of the outstanding Common Stock as of December 11, 1997, after giving effect to such conversion. The Preferred Stock has a liquidation preference of $5,000,000. No cash dividends are to be paid on the Common Stock unless the holders of the Preferred Stock receive the same dividend on the Preferred Stock on an "as-converted" basis. The convertibility of the Preferred Stock can be accelerated under certain circumstances, including (i) if any person or group (other than Harley J. Greenfield, Edward B. Seidner, Fred Love or Jara
Enterprises, Inc.) becomes the beneficial owner of 12.5% or more of the Company's voting stock, (ii) the execution of an agreement providing for the acquisition of the Company or substantially all of its assets or the acquisition of a subsidiary or subsidiaries which generate in excess of 10% of the Company's revenues, (iii) if Harley Greenfield is no longer the Company's Chief Executive Officer or if the Continuing Directors (as defined) do not constitute a majority of the Board of Directors, (iv) the commencement by a third party of a tender or exchange offer for the Common Stock, (v) the adoption of a plan of liquidation, or (vi) if any person commences a proxy solicitation without the approval of the Company's Board of Directors. In connection with the Klaussner Investment,
Klaussner received the right of first refusal (the "Right"), if the Company sells Common Stock or Common Stock equivalents (such as options or convertible securities) at a price (or an effective price in the case of equivalents) of less than $3.51 per share to purchase of Common Stock (or equivalents such as options or convertible securities). Klaussner will have the Right so long as it owns at least 10% of the outstanding Common Stock (on an as converted basis). Klaussner also received certain demand registration rights to require the Company, at the Company's expense, to register the shares of Common Stock underlying the Preferred Stock and any shares it acquires upon exercise of the Right.

       In connection with the Klaussner Investment, the Credit and Security Agent was modified to provide a late payment fee at a rate of .67% per month for invoices the Company pays later than 60 days.

       In fiscal 1997, Klaussner gave the Company $1,075,000 of vendor allowances for advertising and $1,166,000 of allowances for a repair program and in December 1997, Klaussner made the Klaussner Investment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and also see "Business- Sources of Supply" for other transactions with Klaussner.

                                     PART IV

 Item 14.         Exhibits,  Financial  Statement  Schedules and Reports on Form
                  8-K.
                  --------------------------------------------------------------

         (a) Financial Statements. See the Index immediately following the signature page.

         (b)      Reports on Form 8-K.

                  During the quarter ended August 30, 1997, the Company did not file Current Reports on Form 8-K.


         (c)      EXHIBITS.

         3.1      -        Certificate   of   Incorporation   of   the   Company
                           (Incorporated  herein by  reference to Exhibit 3.1 to
                           the  Company's   Registration  Statement  -File  Nos.
                           33-22214    and    33-10800    (the     "Registration
                           Statement")).

         3.2      -        Certificate of  Designations,  Preferences and Rights
                           of Series A Preferred Stock.

         3.3      -        By-Laws  of  the  Company.  (Incorporated  herein  by
                           reference  to  Exhibit  3.2 to the  Company's  Annual
                           Report on Form  10-K for the year  ended  August  26,
                           1995).

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

        10.19     -        Letter   Agreement   with   JCI   Consultant,    L.P.
                           (Incorporated  herein by  reference  to the Company's
                           Current Report on Form 8-K dated August 1, 1994).

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

                           10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended August 26, 1995.)

        10.28     -        Credit and Security  Agreement,  dated as of March 1,
                           1996,  among  Klaussner  Furniture  Industries,  Inc.
                           ("Klaussner") and Jennifer Convertibles, Inc. and the other signatories thereto (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form
                           8-K dated March 18, 1996).

        10.29     -        1997 Stock Option Plan

        10.30     -        Stock  Purchase  Agreement,  dated December 11, 1997,
                           between Klaussner and the Company.

        10.31     -        Registration  Rights  Agreement,  dated  December 11,
                           1997  between  Klaussner  and  the  Company.

        10.32     -        Waiver and Modification Agreement, dated December 11,
                           1997, between Klaussner and related entities and Jennifer Purchasing Corp., Jennifer Convertibles,
                           Inc.,  Jennifer  Convertibles  Licensing  Corp.,  and
                           Jennifer L.P. III.

        11.1      -        Statement re computation of Net (Loss) Per Share (for
                           fiscal years ended August 30, 1997, August 31, 1996 and August 26, 1995).

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


                                    JENNIFER CONVERTIBLES, INC.


                                    By: /S/ HARLEY J. GREENFIELD
                                       -----------------------------------
                                            Harley J. Greenfield, Chairman
                                            of the Board, President and
                                            Chief Executive Officer


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


    NAME                                            POSITION                                    DATE
    ----                                            --------                                    ----

/S/ HARLEY J. GREENFIELD
--------------------------------------
    Harley J. Greenfield                        Chairman of the Board and Chief Executive     December 11, 1997
                                                Officer (Principal Executive Officer)


/S/ GEORGE J. NADEL
---------------------------------------         Executive Vice President, Chief Financial     December 11, 1997
    George J. Nadel                             Officer and Treasurer (Principal Financial
                                                Officer and Principal Accounting Officer)


 /S/ EDWARD B. SEIDNER
 -------------------------------------
     Edward B. Seidner                          Director                                      December 11, 1997


 /S/ BERNARD WINCIG                             Director                                      December 11, 1997
    ----------------------------------
     Bernard Wincig


 /S/ EDWARD BOHN                                Director                                      December 11, 1997
    ----------------------------------
     Edward Bohn


 /S/ KEVIN J. COYLE                             Director                                      December 11, 1997
    ----------------------------------
     Kevin J. Coyle

 /S/ RAMI ABADA                                 President and Director                        December 11, 1997
    ----------------------------------
     Rami Abada

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                          Index to Financial Statements



Independent Auditors' Report.........................................F1


Consolidated Balance Sheets at August 30, 1997 and
  August 31, 1996 ...................................................F3

Consolidated Statements of Operations for the years ended
August 30, 1997, August 31, 1996 and August 26, 1995.................F4


Consolidated Statements of Stockholders' Equity
(Capital Deficiency) for the years ended August 30, 1997,
August 31, 1996 and August 26, 1995..................................F5


Consolidated Statements of Cash Flows for the years ended
August 30, 1997, August 31, 1996 and August 26, 1995.................F6


Notes to the Consolidated Financial Statements.......................F7

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Jennifer  Convertibles,  Inc.
Woodbury,  New York

We have audited the accompanying consolidated balance sheets of Jennifer Convertibles, Inc. (the "Company") and subsidiaries as at August 30, 1997 and August 31, 1996, and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jennifer Convertibles, Inc. and subsidiaries at August 30, 1997 and August 31, 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

We were also engaged to audit the accompanying consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows of the Company for the year ended August 26, 1995. These financial statements are the responsibility of the Company's management.

The Company recorded significant charges and credits in the fiscal year ended August 26, 1995 as to which it was unable to furnish us with sufficient documentation to enable us to determine whether any portion of such charges and credits was applicable to the year ended August 27, 1994.

As discussed in Notes 1 and 3, a company owned by three officers of the Company (the "Private Company") performed certain services (including purchasing, warehousing and inventory control, distribution, fabric protection, advertising and data processing) on behalf of the Company for all or part of the year ended August 26, 1995. The Private Company was unable to provide us with documentation for certain of the transactions performed by the Private Company on behalf of the Company for the year ended August 26, 1995.


The Company did not have an adequate system of internal accounting control over the financial information processed for the Company by the Private Company prior to August 26, 1995. Further, the chief financial officer of the Company has stated that he was unable to maintain internal controls over the financial data processed by the Private Company on behalf of the Company and that the Company was seriously deficient regarding the adequacy of internal controls that support its operations prior to August 26, 1995. As a result of this lack of control, the chief financial officer has stated that he was unable to provide certain representations we requested regarding the Company's statements of operations and cash flows for the year ended August 26, 1995.

                                      F1

Because of the matters discussed in the preceding three paragraphs, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the results of operations, and cash flows for the year ended August 26, 1995.

As discussed in Note 9, in December 1994 and January 1995, the Company and certain of its officers became defendants in class and derivative actions. The Company is attempting to settle the above litigations and has agreed to terms which, subject to the court approval, would settle the class action and derivative litigations. Further, in May 1995, the Securities and Exchange
Commission commenced an investigation relating to the aforementioned matters. The outcome of these matters is not presently determinable.

Attention is directed to Note 1 with respect to various operational problems which the Company has experienced in the past three years and management's plans for contending with these problems. Attention is also directed to Notes 1, 3 and 9 with respect to various related party transactions.

Richard A. Eisner & Company, LLP

New York, New York
November 21,  1997

Except for the second paragraph of Note 12, December 11, 1997



                                      F2


                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (In thousands, except for share data)


                    ASSETS

                    (SEE NOTE 5)                         AUGUST 30, 1997        AUGUST 31, 1996
                                                         ---------------        ---------------
Current assets:
       Cash and cash equivalents                             $  3,405               $  3,600
       Accounts receivable                                      1,149                  1,588
       Merchandise inventories                                  7,943                  8,221
       Refundable income taxes                                      0                     23
       Prepaid expenses and other current assets                  477                    454
                                                             --------               --------
            Total current assets                               12,974                 13,886

Store fixtures, equipment and leasehold improvements,
   at cost, net                                                 7,669                  8,739
Due from Private Company and Unconsolidated Licensees, net
       of reserves of $6,898 and $7,324 at August 30, 1997
       and August 31, 1996                                         --                     --

Deferred lease costs and other intangibles, net                 1,001                  1,317
Goodwill, at cost, net                                            553                    568
Other assets (primarily security deposits)                        801                    925
                                                             --------               --------
                                                             $ 22,998               $ 25,435
                                                             ========               ========


                    LIABILITIES AND (CAPITAL DEFICIENCY)

Current liabilities:
       Accounts payable, trade                               $ 16,614               $ 15,746
       Customer deposits                                        8,841                  8,875
       Accrued expenses and other current liabilities           4,777                  5,022
                                                             --------               --------
        Total current liabilities                              30,232                 29,643

Deferred rent and allowances                                    5,712                  5,868
Long-term obligations under capital leases                        421                    230
                                                             --------               --------
        Total liabilities                                      36,365                 35,741
                                                             --------               --------


Commitments and contingencies

(Capital deficiency)
       Preferred stock, par value $.01 per
        share. Authorized 1,000,000 shares;
        no shares issued                                           --                     --
       Common stock, par value $.01 per share
        Authorized 10,000,000 shares; issued and
        outstanding 5,700,725 shares at August 30, 1997
        and August 31, 1996                                        57                     57
       Additional paid-in capital                              22,911                 22,911
       Notes receivable from warrant holders                     (300)                  (300)
       Accumulated (deficit)                                  (36,035)               (32,974)
                                                             --------               --------
                                                              (13,367)               (10,306)
                                                             --------               --------

                                                             $ 22,998               $ 25,435
                                                             ========               ========

         Attention is directed to the foregoing Accountants' Report and to the accompanying Notes to the Consolidated Financial Statements.

                                       F3

                                            JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                                                Consolidated Statements of Operations
                                                  (In thousands, except share data)



                                                      Year ended           Year ended          Year ended
                                                    August 30, 1997      August 31, 1996     August 26, 1995
                                                    ---------------      ---------------     ---------------
                                                       (52 Weeks)          (53 Weeks)          (52 Weeks)

Net sales                                             $    97,789         $   106,041        $   126,074
                                                      -----------         -----------        -----------

Cost of sales, including store occupancy,
   warehousing, delivery and fabric protection
   (including charges from Private Company of
   $10,390, $11,836, and $13,883)                          67,114              72,708             86,964
Selling, general and administrative expenses               32,904              37,618             45,955
Depreciation and amortization                               1,840               1,852              2,261
Provision for litigation settlement costs                      --                  --                500
(Recovery) provision for losses on amounts due from
   Private Company and Unconsolidated Licensees              (426)                952              3,088
Loss from store closings                                       55                 191              1,670
                                                      -----------         -----------        -----------
                                                          101,487             113,321            140,438
                                                      -----------         -----------        -----------

Operating (loss)                                           (3,698)             (7,280)           (14,364)
                                                      -----------         -----------        -----------
Other income (expense):
   Royalty income                                             374                 375                523
   Interest income                                             67                 195                311
   Interest expense                                           (28)                (47)               (48)
   Other income, net                                          319                 880              1,670
                                                      -----------         -----------        -----------
                                                              732               1,403              2,456
                                                      -----------         -----------        -----------
(Loss) before income taxes                                 (2,966)             (5,877)           (11,908)
Income taxes                                                   95                 146                160
                                                      -----------         -----------        -----------

Net (loss)                                                ($3,061)            ($6,023)          ($12,068)
                                                      ===========         ===========        ===========



Net (loss) per common share                                ($0.54)             ($1.06)            ($2.12)
                                                      ===========         ===========        ===========

Weighted average number of common shares                5,700,725           5,700,725          5,700,725
                                                      ===========         ===========        ===========

       Attention is directed to the foregoing Accountants' Report and to the accompanying Notes to the Consolidated Financial Statements.


                                                                 F4

                                            JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                                Consolidated Statements of Stockholders' Equity (Capital Deficiency)
                               Fiscal Years ended August 30, 1997, August 31, 1996 and August 26, 1995
                                                (In thousands, except for share data)



                                                                                Notes
                                             Common Stock        Additional  Receivable
                                      -------------------------   paid-in    from warrant  Accumulated
                                       Shares         Par value   capital      holders      (deficit)     Totals
                                       ------         ---------   -------      -------      ---------     ------

Balances at August 27, 1994           5,700,725       $     57   $  22,911    $    (300)   $ (14,883)   $   7,785

Net (loss)                                   --             --          --           --      (12,068)     (12,068)
                                      ---------       --------   ---------    ---------    ---------    ---------

Balances at August 26, 1995           5,700,725             57      22,911         (300)     (26,951)      (4,283)

Net (loss)                                   --             --          --           --       (6,023)      (6,023)
                                      ---------       --------   ---------    ---------    ---------    ---------

Balances at August 31, 1996           5,700,725             57      22,911         (300)     (32,974)     (10,306)

Net (loss)                                   --             --          --           --       (3,061)      (3,061)
                                      ---------       --------   ---------    ---------    ---------    ---------

Balances at August 30, 1997           5,700,725      $      57   $  22,911    $    (300)   $ (36,035)   $ (13,367)
                                      =========       ========   =========    =========    =========    =========



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

                                                                 F5

                                             JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                                                Consolidated Statements of Cash Flows
                                                           (in thousands)

                                                              Year Ended               Year Ended          Year Ended
                                                            August 30, 1997          August 31, 1996     August 26, 1995
                                                            ---------------          ---------------     ---------------
                                                               (52 Weeks)              (53 Weeks)          (52 Weeks)
                                                               ----------              ----------          ----------
Cash flows from operating activities:
Net (loss)                                                      ($ 3,061)              ($ 6,023)           ($12,068)
Adjustments to reconcile net (loss) to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                            1,840                  1,852               2,261
          (Recovery) provision for losses on amounts due from
              Private Company and Unconsolidated Licensees          (426)                   952               3,088
          Loss from store closings                                    40                    191               1,670
          Deferred rent                                              (62)                   246                 656
          Provision for warranty costs                               204                     --                  --
          Changes in operating assets and liabilities:
              Decrease in merchandise inventories                    278                  1,211                 716
              Decrease in refundable income taxes                     23                    108               2,127
              (Increase) decrease in prepaid expenses                (30)                   315                 956
              Decrease (increase) in accounts receivable             439                    916                (785)
              Decrease in other current assets                         7                     93               1,374
              Decrease (increase) in due from Private Company
              and Unconsolidated Licensees                           426                   (952)             (1,256)
              Decrease (increase) in other assets                    124                     46                (567)
              Increase (decrease) in accounts payable trade          868                   (362)                717
              (Decrease) in customer deposits                        (34)                  (142)               (443)
              (Decrease) increase in accrued expenses and
              and other current liabilities                         (501)                (1,499)              1,206
                                                                --------               --------            --------
Net cash provided by (used in) operating activities                  135                 (3,048)               (348)
                                                                --------               --------            --------

Cash flows from investing activities:
Capital expenditures                                                (206)                  (989)             (4,292)
Deferred lease costs and other intangibles                            64                     15              (1,580)
Decrease in due from limited partners                                 --                     --               1,000
                                                                --------               --------            --------
Net cash (used in) investing activities                             (142)                  (974)             (4,872)
                                                                --------               --------            --------

Cash flows from financing activities:
Payments of obligations under capital leases                        (188)                  (107)               (140)
                                                                --------               --------            --------
Net cash (used in) financing activities                             (188)                  (107)               (140)
                                                                --------               --------            --------

Net (decrease) in cash and cash equivalents                         (195)                (4,129)             (5,360)
Cash and cash equivalents at beginning of year                     3,600                  7,729              13,089
                                                                --------               --------            --------

Cash and cash equivalents at end of year                        $  3,405               $  3,600            $  7,729
                                                                ========               ========            ========

Supplemental disclosure of cash flow information:
              Income taxes paid (refunded) during the year      $     95               $    108            ($ 2,127)
                                                                ========               ========            ========

              Interest paid                                     $     28               $     47            $     48
                                                                ========               ========            ========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

Acquisition of equipment through capital lease financing        $    379                     --                  --
                                                                ========               ========            ========

See Note 9  - Commitments, Contingencies and other Matters

                                  Attention is directed to the foregoing Accountants' Report and to the accompanying Notes to the Consolidated Financial Statements.


                                                                                      F6

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)



(1)       BUSINESS AND BASIS OF PREPARATION

          The consolidated financial statements include the accounts of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and as described below, certain licensees. The Company is the owner and licensor of domestic sofabed specialty retail stores that specialize in the sale of a complete line of sofabeds and companion pieces such as loveseats, chairs and recliners and specialty retail stores that specialize in the sale of leather furniture. As at August 30, 1997 and August 31, 1996, 84 and 86 Company-owned stores operated under the Jennifer Convertibles, Jennifer Leather and Jennifer Living Rooms names.

          Commencing in the latter part of the fiscal year ended August 31, 1992, the Company began licensing stores to limited partnerships ("LP's") of which a subsidiary of the Company is the general partner. The Company's subsidiary made nominal capital contributions to the LP's and the limited partners contributed approximately $6,660. All of the LP's have had losses since inception and the Company has made advances to them to fund such losses. The Company has control of the LP's and, as a result, consolidates the accounts of the LP's in its financial statements. Included in the Company's Consolidated Statement of Operations are the losses of the LP's in excess of the limited partners' capital contributions. As at August 30, 1997 and August 31, 1996, the LP's operated 63 and 64 stores under the Jennifer Convertibles name.

          The Company has also licensed stores to parties which may be deemed affiliates ("Unconsolidated Licensees"). Under the applicable license agreements, the Company is entitled to a royalty of 5% of sales. As at August 30, 1997 and August 31, 1996, 11 stores were operated by such Unconsolidated Licensees and the results of their operations are not included in the consolidated financial statements (See Notes 3 and 9).

          Also not included in the consolidated financial statements are the results of operations of 22 stores in the New York Metropolitan Area which are owned by a company (the "Private Company") which, until November 1994, was owned by three of the officers/directors/principal stockholders of the Company. In November 1994, the Private Company redeemed the stock in the Private Company of two of the principal stockholders (Harley Greenfield and Edward Seidner) for a note in the amount of $10,273 collateralized by the assets of the Private Company and due in 2023 (See Note 9). In connection with such transaction, Fred Love, the remaining principal stockholder, granted Messrs. Greenfield and Seidner options expiring in November 2004 to purchase the 585,662 shares of the Company's Common Stock owned by him and the Private Company for $15.00 per share.

          The Company, the LP's, the Private Company and the Unconsolidated Licensees have had numerous transactions with each other as more fully discussed in Note 3. Further, the Company had made advances to the Private Company and the Unconsolidated Licensees which have been reserved for in full due to uncertainty of collection. Because of the numerous related party transactions, the results of operations are not necessarily indicative of what they would be if all transactions were with independent parties.


                                       F7

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)


          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred net losses in each of the last three fiscal years ended August 30, 1997. In addition, at such date, the Company has both a working capital deficiency of $17,258 and a capital deficiency of $13,367. Further, at such date, the Company is in default of the provisions of a Credit and Security Agreement with its largest supplier and has obtained a waiver of such default. Operating losses have continued subsequent to that date through October 1997, resulting in increases in the deficiencies. Additionally, as more fully discussed in Note 9, the Company is involved in the following unresolved matters which may have a significant impact on the Company's operations and financial condition:

         a) Potential claims by the Company to recover damages recommended in a report by an independent committee of the Board of Directors appointed to investigate a complaint relating to transactions between the Company and the Private Company.

         b) Litigation consisting of 11 class action complaints and six derivative action lawsuits.

         c) A formal investigation into the affairs of the Company commenced on May 3, 1995 by the Securities and Exchange Commission.

Management has addressed certain of the aforementioned issues, as follows:

                  o As discussed in Note 9, the Company has agreed to terms which, subject to court approval, would not only settle the class action and derivative litigations but change its operating relationship with the Private Company and resolve outstanding disputes relating to transactions between the Company and the Private Company.

                  o     Approximately 40 unprofitable stores have been closed in
                  1995  and  1996  and   expense   reduction   plans  have  been
                  implemented throughout all operational areas of the Company.

                  o As discussed in Note 5, the Company has entered into a credit and security agreement with its largest supplier, Klaussner Furniture Industries, Inc. ("Klaussner") (which accounts for approximately 81% of the Company's purchases of merchandise) which, based on current terms, effectively extended the payment terms for merchandise shipped from 60 days to 81 days. Additionally, allowances of $2,241 were obtained from Klaussner for fiscal 1997 of which $1,166 reduced cost of goods sold and $1,075 reduced selling, general and administrative expenses.

                  o As discussed in Note 12, the Company sold to Klaussner 10,000 shares of convertible preferred stock for $5,000.


                                       F8

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)


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

          MERCHANDISE INVENTORIES

       Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                   8/30/97           8/31/96
                                   -------           -------
         Showrooms                 $4,271            $ 3,963
         Warehouses                 3,672              4,258
                                   ------            -------
                                   $7,943            $ 8,221
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

          GOODWILL

          Goodwill consists of the excess of cost of the Company's investments in certain subsidiaries over the fair value of net assets acquired. Impairment is assessed based on cash flows of the related stores. Goodwill is being amortized over forty years from the acquisition date using the straight-line method. Accumulated amortization at August 30, 1997 and August 31, 1996 amounted to $574 and $556, respectively.


                                       F9

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)


          DEFERRED LEASE AND OTHER INTANGIBLE COSTS

          Deferred lease costs, consisting primarily of lease commissions and payments made to assume existing leases are deferred and amortized over the term of the lease.

          Pre-opening costs are expenses associated with the opening of new stores are deferred and amortized over a one-year period.

          DEFERRED RENT AND ALLOWANCES

          Pursuant to certain of the Company's leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and work allowances granted by the landlord. Accordingly, the Company has recorded deferred rent and allowances of $5,712 and $5,868 at August 30, 1997 and August 31, 1996, respectively. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases reduced by work allowances granted, on a straight-line basis, over the respective lease term.
          REVENUE RECOGNITION

       Sales are recognized upon delivery of the merchandise to the customer. A minimum deposit of 50% is typically required upon placing a non-financed sales order.

          (LOSS) PER SHARE

          (Loss) per share for the years ended August 30, 1997, August 31, 1996 and August 26, 1995 were computed by dividing the net (loss) by the weighted average number of shares of Common Stock outstanding. Options and warrants outstanding are not included because their effect is anti-dilutive.

          ADVERTISING

          Advertising costs are expensed as incurred.

          WARRANTIES

          Estimated warranty costs are expensed in the same period that sales are recognized.

          CONCENTRATION OF RISKS

          The Company purchases 92% of its inventory from two suppliers (81% and 11%, respectively) under normal or extended trade terms. The larger supplier, Klaussner, has executed a Credit and Security Agreement with the Company (See
Note 5).

          The Company utilizes many local banks as depositories for cash receipts received at its showrooms. Such funds are transferred weekly to concentration accounts maintained at one commercial bank. At August 30, 1997 and August 31, 1996, amounts on deposit with this one bank totalled 76% and 86%, respectively, of total cash.


                                       F10

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)


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

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          Financial instruments include accounts receivable, accounts payable and customer deposits. The carrying amount of these instruments approximate fair value due to their short-term nature.

          RECENT PRONOUNCEMENT

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". SFAS 128 established new standards for computing and presenting earnings per share. SFAS 128 is effective for periods ending after December 15, 1997. The above pronouncement will not have an effect on the net (loss) per share information presented in the consolidated financial statements.

(3)       RELATED PARTY TRANSACTIONS

          Prior to January 1, 1994, merchandise was purchased and warehoused for the Company and the LP's by the Private Company under a 15-year Warehousing Agreement dated November 3, 1986. In connection with this agreement, the Private Company also provided services relating to purchasing, distribution, customer service, data entry processing and other related services. All such services have been transferred to the direct control of the Company's management except for distribution, inventory control reporting and its data processing. The Company and LP's pay a monthly warehousing fee (unchanged since 1986) based on 5% of the retail sales prices and a portion of fabric protection revenue collected from customers. Additionally, the Private Company provides fabric protection, lifetime warranty services and freight services at pre-determined rates. The Company's cost of sales includes these charges. Revenue from customers for fabric protection services is included in net sales.

Indicated below are the amounts charged by the Private Company:

                                                  Year Ended
                                         -----------------------------
                                         8/30/97   8/31/96     8/26/95
                                         -------   -------     -------
INCLUDED IN COST OF SALES:

Freight                                  $ 2,827   $ 3,042     $ 3,775
Fabric protection services                 2,543     2,972       3,804
Warehousing fees at 5%                     4,890     5,302       6,304
Additional warehouse fees (Note 9)           130       520          --
                                         -------   -------     -------
       TOTAL                             $10,390   $11,836     $13,883
       -----                             =======   =======     =======

          The Company has negotiated new operating arrangements with the Private Company, subject to court approval of the settlement of various class and derivative actions (See Note 9).


                                       F11

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)


          Effective January 1, 1994, the Company assumed the responsibility from the Private Company for purchasing merchandise for itself, the LP's, the Unconsolidated Licensees and the Private Company. During the years ended August 30, 1997, August 31, 1996 and August 26, 1995, approximately $10,671, $10,471 and $12,500, respectively, of inventory at cost (before rebates) was purchased by the Private Company through the Company and $1,883, $1,900 and $3,105, respectively, of inventory at cost (before rebates) was purchased by the Unconsolidated Licensees through the Company. In addition, effective January 1, 1994, the Private Company transferred to the Company the right to receive the benefit of any vendor discounts and allowances in respect to merchandise purchased by the Company on behalf of the LP's and certain other licensees. The Company had always been entitled to the benefit of such discounts in respect to merchandise purchased by the Company for its stores. To evidence its obligation for certain accrued discounts, the Private Company executed a promissory note in the amount of $1,000. This note, which bears interest at 8% per annum, is payable in equal monthly installments over three years commencing August 1, 1994 and was repaid in full in the year ended August 30, 1997. In addition, since the Private Company retained the right to receive the benefit of any discounts refunded or credited by suppliers in respect of merchandise purchased by the Private Company through the Company for the year ended August 26, 1995, an amount equal to $692 was credited to the Private Company on account of discounts for such period, $583 was credited for the year ended August 31, 1996 and $590 was credited for the year ended August 30, 1997.

       Prior to January 1, 1994, the Company was party to Advertising Agreements with the Private Company. Effective January 1, 1994, the Company assumed the responsibility of advertising for itself, the LP's, the Unconsolidated Licensees and the Private Company. Under the new arrangement, the Private Company and Unconsolidated Licensees are charged a share of advertising costs. Such charges aggregated $2,218, $2,374 and $2,498 for the years ended August 30, 1997, August 31, 1996 and August 26, 1995, respectively.

          Two executive officers of the Company own interests in certain Unconsolidated Licensee stores. Rami Abada, Executive Vice President and Chief Operating Officer of the Company, owned a 20% interest (until October 1996) in Southeastern Florida Holding Corp. ("S.F.H.C.") which owns six licensed stores. During the years ended August 30, 1997, August 31, 1996 and August 26, 1995, S.F.H.C. incurred approximately $166, $160 and $185, respectively, in royalty expense to the Company. The same executive also owned (until October 1996) a 20% interest in two other corporations that are also part of the Unconsolidated Licensees. During the years ended August 30, 1997, August 31, 1996 and August 26, 1995, such corporations incurred approximately $74, $81 and $97, respectively, in royalty expense to the Company. Ronald Rudzin, Senior Vice President - Retail Stores of the Company, owns one licensed store and his father owns two licensed stores which, during the years ended August 30, 1997, August 31, 1996 and August 26, 1995 incurred royalty expense aggregating approximately $131, $134 and $239, respectively, to the Company (See Note 10).

          In October 1996, Rami Abada transferred his 20% interest in S.F.H.C. to individuals who are also limited partners in LP's III, IV and V (see Note
11). In turn, he received the remaining 80% equity interest in the two corporate Unconsolidated Licensees, described in the preceding paragraph, that were owned by such individuals.

                                       F12

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)


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

          All amounts due from the Private Company and Unconsolidated Licensees are fully reserved since these entities have losses and/or capital deficiencies.

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

                                                 Unconsolidated
                                                   Licensees
                                  Private        (Other Than
                                  Company          S.F.H C.)     S.F.H.C.    Totals
                                  -------          ---------     --------    ------

AT AUGUST 30, 1997:
Gross amount due                  $ 2,335           $ 2,355      $ 2,208    $ 6,898
  Reserves                         (2 335)           (2,355)      (2,208)    (6,898)
                                  -------           -------      -------    -------
Net Amount                        $  -0-            $  -0-       $  -0-     $  -0-
                                  =======           =======      =======    =======

AT AUGUST 31, 1996:
Gross amount due                  $ 2,486           $ 2,537      $ 2,301    $ 7,324
  Reserves                         (2,486)           (2,537)      (2,301)    (7,324)
                                  -------           -------      -------    -------
Net Amount                        $  -0-            $  -0-       $  -0-     $  -0-
                                  =======           =======      =======    =======


AT AUGUST 26, 1995:
Gross amount due                  $ 2,410           $ 1,167      $ 2,795    $ 6,372
  Reserves                         (2,410)           (1,167)      (2,795)    (6,372)
                                  -------           -------      -------    -------
Net Amount                        $  -0-            $  -0-       $  -0-     $  -0-
                                  =======           =======      =======    =======


                                       F13

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)


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

          Effective September 1, 1994, Harley Greenfield, the President and Chief Executive Officer, and Edward Seidner, who became an Executive Vice President on such date, began receiving a salary of $400 and $300 per annum, respectively, from the Company. Such amounts were reduced, effective February 1, 1996 to $320 and $240 per annum, respectively. In addition, they receive substantial economic benefits from the Private Company (see Note 3).

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

          Another director (and stockholder) of the Company received approximately $164, $188 and $336 in legal fees in the fiscal years ended in 1997, 1996 and 1995, respectively. Further, he owned, until May 1995, a 20% interest in each of two Private Company stores and receives economic benefits from the Private Company.

(4)       STORE FIXTURES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                  August 30,         August 31,
                                     1997               1996
                                  ----------         ----------

Automobiles                       $     68           $     68
Store fixtures and furniture         6,097              6,129
Leasehold improvements               6,498              6,434
Computer equipment                   1,446              1,026
                                  --------           --------
                                    14,109             13,657
Less:  Accumulated depreciation
           and amortization         (6,440)            (4,918)
                                  --------           --------
                                  $  7,669           $  8,739
                                  ========           ========


          At August 30, 1997 and August 31, 1996, equipment cost includes $1,286 and $907, and accumulated depreciation and amortization includes $608 and $465 on equipment under capital leases.

                                       F14

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)

(5)       CREDIT AND SECURITY AGREEMENT WITH KLAUSSNER:

          On March 5, 1996, the Company and Klaussner executed a Credit and Security Agreement that provides that Klaussner effectively extended the payment terms for merchandise shipped from 60 days to 81 days and was provided with security interest in all the Company's assets including accounts receivable, inventory, store fixtures and equipment, as well as the assignment of leaseholds, trademarks and a license agreement to operate the Company's business in the event of default and non-payment.

          At August 30, 1997, the Company owed Klaussner $10,677, of which $1,990 exceeds the extended payments terms referred to above. On December 11, 1997, Klaussner formally waived the default.

         In addition, Klaussner loaned $1,440 to the Private Company. The $1,440 was used to pay down the mortgage obligation on the warehouse owned by the Private Company. The $1,440 (all of which has been paid at August 30, 1997) is in addition to $3,500 (outstanding balance $1,000 at August 30, 1997) loaned to the Private Company by Klaussner prior to January 1, 1994.

(6)     INCOME TAXES

          Components of income tax expense are as follows:

                              Year Ended
                  -----------------------------------
                  8/30/97         8/31/96     8/26/95
                  -------         -------     -------

Current:
  Federal          $ --            $ --        $ --
  State              95             146         160

Deferred:
  Federal            --              --          --
  State              --              --          --
                   ----            ----        ----

                   $ 95            $146        $160
                   ====            ====        ====

          Expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

                                                    Percent of Pre-Tax Earnings (Loss)
                                                                 Year Ended
                                                    ----------------------------------
                                                    8/30/97      8/31/96       8/26/95
                                                    -------      -------       -------

"Expected" tax (benefit)                            ( 34.0)%     (34.0)%       (34.0)%

Increase (reduction) in taxes resulting from:

   State income tax, net of
    federal income tax benefit                         2.0%        1.6 %         1.4 %

   Non-deductible items                                1.7%        1.0 %          .5 %

   Other                                               2.0%       (2.7)%        (1.8)%

   Increase in valuation allowance                    31.3%       36.6 %        35.2 %
                                                     ------      -------       -------

                                                       3.0%        2.5 %         1.3 %
                                                     ======      =======       =======


                                                        F15

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)


          The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                          August 30, 1997    August 31, 1996
                                          ---------------    ---------------
Deferred tax assets:

   Federal and state net operating
    loss carryforwards                       $  6,160           $  5,378

   Reserve for losses on loans and
    advances                                    2,759              2,928

   Accrued partnership losses                   1,420              1,385

   Deferred rent expense                        1,235              1,326

   Inventory capitalization                       198                216

   Other expenses for financial
    reporting, not yet deductible
    for taxes                                     656                578
                                             --------           --------

         Total deferred tax assets, before
          valuation allowance                  12,428             11,811

   Less:  Valuation allowance                 (11,073)           (10,113)
                                             --------           --------

         Total deferred tax assets           $  1,355           $  1,698
                                             ========            =======

Deferred tax liabilities:

   Difference in book and tax basis
    of fixed assets                          $  1,295           $  1,571

   Other                                           60                127
                                             --------           --------

      Total deferred tax liabilities            1,355              1,698
                                             --------           --------

         Net deferred tax assets             $  -0-              $ -0-
                                             ========            =======

          The Company's deferred tax asset has been fully reserved since it is considered more likely than not that the amount will not be realized. During the years ended August 30, 1997, August 31, 1996 and August 26, 1995, the valuation allowance increased by $960, $2,144 and $4,202, respectively.

          As of August 30, 1997, the Company has a net operating loss carryforward of approximately $15,000, expiring $6,000 in the year 2010, $7,000 in the year 2011 and $2,000 in the year 2012.

          Federal income tax returns filed for the 1993 and 1994 tax years are being examined by the Internal Revenue Service. In managements' opinion, the outcome of these examinations are not expected to have a material effect on the Company's financial position.


                                       F16

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)


(7)       WARRANTS

          In the fiscal year ended August 27, 1994, under the terms of the limited partnership agreements for LP III, LP IV and LP V (see Note 11), the three limited partners each purchased for $170 five-year warrants to purchase 60,000 shares of the Company's Common Stock at an exercise price of $15.625 per share. Each of the limited partners paid approximately $70 in 1994 and issued a $100 term note to the Company as payment for the warrants. These notes bear interest at a rate of 7.12% per annum and are payable over ten years (with 10% of principal due annually). For each annual principal payment which is not made, 10,564 of the warrants shall be cancelled. The notes receivable from warrant holders are recorded in (Capital Deficiency).

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

          Additional information with respect to the Company's stock options under and outside the Plans is as follows:

                                                                Options                       Exercisable Options
                                                      ---------------------------        ---------------------------
                                                                        Weighted                           Weighted
                                                                        Average                            Average
                                                                        Exercise                           Exercise
                                                      Number of           Price          Number of          Price
                                                       Shares           Per Share         Shares           Per Share
                                                      ---------         ---------        ---------         ---------

Outstanding at 8/27/94                                  736,547           $ 7.73          545,053            $ 6.83
                                                                                          =======            ======
  Granted                                               137,500           $ 3.43
  Cancelled                                          (   37,500)          $10.67
                                                     ----------           ------          -------            ------
Outstanding at 8/26/95                                  836,547           $ 6.89          628,051            $ 7.01
                                                     ----------           ------          =======            ======

  Granted                                                  -              $  -
  Cancelled                                          (   25,000)          $ 2.75
                                                     ----------           ------          -------            ------
Outstanding at 8/31/96                                  811,547           $ 6.80          706,883            $ 7.07
                                                     ----------           ------          =======            ======

  Granted                                               732,000           $ 2.00
  Cancelled                                          (  264,500)          $ 8.00
  Expired                                            (   50,000)          $ 2.75             -                 -
                                                     ----------           ------          -------            ------
Outstanding at 8/30/97                                1,229,047           $ 3.99          480,381            $ 7.07
                                                     ==========           ======          =======            ======


                                                        F17

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)


          See Note 11 with respect to options outstanding held by JCI to purchase 1,200,000 shares of Common Stock of the Company.

          The number of shares of Common Stock reserved for options available for grant under the Plans was 9,953 at August 30, 1997. The weighted average remaining contractual life of the outstanding options is 7.6 years.

          In May 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan") under which 500,000 shares of common stock were reserved for issuance. The 1997 Plan is subject to shareholder approval.

          The Company applies APB No. 25 in accounting for its stock option plan, which requires the recognition of compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the grant date. Had the compensation expense been determined based upon the fair value at the grant date, as prescribed under SFAS No. 123, the Company's net loss for the year ended August 30, 1997 would have been as follows:


Net (Loss):

  As reported                                        $(3,061)
  Pro forma under SFAS 123                           $(3,141)

(Loss) per share:
  As reported                                        $(  .54)
  Pro forma under SFAS 123                           $(  .55)

          The fair value of each option granted is estimated at $1.22 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate                               6.95%
Expected life of options                                 5
Expected stock price volatility                         69%
Expected dividend yield                                  0%

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.


                                       F18

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)



(9)       COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

          LEASES

          The Company and LP's lease retail store locations under operating leases for varying periods through 2009 which generally are renewable at the option of the lessee. Certain leases contain provisions for additional rental payments based on increases in certain indexes. Future minimum lease payments and future minimum sublease rentals for all noncancelable leases with initial terms of one year or more consisted of the following at August 30, 1997:

                                    YEAR ENDING AUGUST
                           --------------------------------------
                           1998......................... $ 11,570
                           1999.........................   11,293
                           2000.........................   10,779
                           2001.........................   10,042
                           2002.........................    9,344
                           Thereafter...................   19,795
                                                         --------
                                                         $ 72,823
                                                         ========

          The Company has guaranteed the lease obligation of the California warehouse which is operated by the Private Company. The annual lease obligation for this location is $133 and the lease expires on September 30, 1998.

       Rental expense for all operating leases amounted to approximately $13,657, $14,166 and $15,770, net of sublease income of $166, $170 and $301, for the years ended August 30, 1997, August 31, 1996 and August 26, 1995, respectively.

       The Company and LP's have long-term capital leases for certain equipment. The leases are for periods of three to five years with an option to purchase at the end of the lease periods for a nominal price.

       The following is a schedule of future lease payments for the capital leases at August 30, 1997:

                                         YEAR ENDING AUGUST
                           ----------------------------------------
                           1998.............................. $ 286
                           1999..............................   261
                           2000..............................    42
                                                              -----
                                                                589
                           Amount representing interest...... (  24)
                                                              -----
                           Present value of minimum
                            lease payments...................   565

                           Less:  Current portion............   144
                                                              -----

                                                              $ 421
                                                              =====


                                       F19

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)


          ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

          The components of accrued expenses and other current liabilities are:

                                       8/30/97             8/31/96
                                       -------             -------

          Advertising                  $1,419              $  958
          Payroll                         809                 744
          Legal                           162                 216
          Accounting                      217                 356
          Store closings                  248                 455
          Settlement costs                500                 500
          Sales tax                       424                 778
          Warranty                        204                  --
          Other                           794               1,015
                                       ------              ------

                                       $4,777              $5,022
                                       ======              ======

          ADVERTISING EXPENSE

          Advertising expense for the years ended August 30, 1997, August 31, 1996 and August 26, 1995 aggregated $10,893, $12,265 and $15,729, respectively.

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


                                       F20

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)


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

          PROPOSED SETTLEMENT OF DERIVATIVE LITIGATION

          In March 1996, the Company signed a Memorandum of Understanding ("Derivative Memorandum") for the purpose of settling all of the claims involving those parties in the derivative litigation. The Derivative Memorandum is subject to a settlement of all claims against the Company, its present and/or former officers, directors, certain accountants, consultants and representatives, the Private Company, its present and/or former officers, directors, employees, accountants, consultants and/or representatives and the discontinuance of the class action litigation presently pending. It also is conditioned upon mutual releases between the Company and the Private Company. Attorney's fees will be funded by an insurance carrier for one of the defendants other than the Company for $500. The Private Company will pay $165 in cash and the Company will pay the remaining portion of fees and expenses in "Preferred Stock". The Preferred Stock will have an aggregate value of $130, paying an annual dividend of 7% and convertible into Common Stock (at such time as the Company's Common Stock trades at $7.00 per share or higher) at $7.00 per share. This settlement is subject to final court approval. In accordance with FASB Statement No. 5, the $130 value of the Preferred Stock has been accrued in the fiscal year ended August 31, 1995 as part of estimated settlement costs.

          A group of shareholders claiming to own approximately 8.5% of the outstanding shares of the Company have filed (as a group) objections to the fairness of the settlement in the Derivative Memorandum. The group has requested deposition and document discovery in advance of any hearing on the fairness of the settlement, and the Company has provided some document and deposition discovery voluntarily. However, the group of objectors has made a motion for additional discovery which the Company has opposed. The motion is still pending.

          PROPOSED SETTLEMENT OF CLASS ACTION LITIGATION

          In March 1996, the Company and the parties in the class action litigation signed a Memorandum of Understanding ("Class Memorandum") which is subject to a Stipulation of Settlement to be submitted to the court for final approval. The Class Memorandum provides that settlement of the class action litigation is contingent upon final court approval of the proposed settlement of the derivative litigation referred to above.


                                       F21

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)


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

          PROPOSED SETTLEMENT WITH THE PRIVATE COMPANY

          The Company signed an agreement ("Settlement Agreement") with the Private Company subject to court approval and settlement of the derivative and class action litigation. The Settlement Agreement restructures the relationship between the Private Company and the Company in order to reduce and eliminate any alleged actual or potential conflicts of interest.

          A)      (Warehouse Services):

          The Settlement Agreement contemplates that until December 31, 1997, the Company will pay the Private Company for all services under the warehousing agreement 8.3% of the retail sales prices, less the costs of certain services that will be assumed by the Company previously provided by the Private Company, but no lower than 7.2% of sales. For 1998, the fee will be 7.2% (see B below). Upon the effective date, the Company will no longer pay the Private Company separately for "fabric protection" services. The Company has also agreed to pay an additional warehouse fee up to $650 related to the calendar year 1996 because the total retail sales of the Company were less than $135 million. Of such amount, $520 was expensed during the year ended August 31, 1996 and $130 was expensed during the year ended August 30, 1997. The Company has also agreed to pay a re-delivery fee to the Private Company of 3% of selling price for customer deliveries that have to be re-delivered to customers under certain circumstances. In calendar 1997 and 1998, if an annual sales level of $140 million is achieved, the Private Company will pay back 50% of the additional warehouse fee described above in each of such years. To the extent such additional fee is not so repaid in full, starting on January 1, 1999, the Private Company will repay the balance of such additional fee over seven years without interest.

          The Company believes the effective date of such changes will be the date court approval is obtained. The Private Company has stated that the effective date is March 1996. The Company believes this claim is without merit and has not provided for any losses that may accrue as a result of this assertion which could approximate $1,200.

          B)      (Assignment of Real Property Interests of Warehouses):

          The Settlement Agreement contemplates that, effective January 1, 1999, the Company will receive all real property interests in the various warehouses serving the business along with the leasehold interests subject to mortgages and other security agreements.


                                       F22

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)


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

          C)      (Warehouse Services to the Private Company):

          Commencing January 1, 1999 through December 31, 2005, the Company will provide the Private Company all warehousing services for 2% of the Private Company's delivered retail selling prices, plus a fee for "fabric protection" services.

          D)      (Freight Charges):

          The Company will continue to pay all freight charges (for inventory delivered to warehouses) through December 31, 1998, based upon an agreed schedule with the Private Company.

          E) (Assignment of Interest in Certain Limited Partnerships and Other Corporate Licensee):

          The Settlement Agreement contemplates that the Private Company will purchase the limited partnership interests of the limited partnerships known as LP III, LP IV and LP V and the equity interest of the shareholders of S.F.H.C. and assign these interests to the Company. (On December 31, 1996, the purchase of these limited partnership interests was completed by the Private Company and the purchase of S.F.H.C. will occur upon court approval of the settlement.) The Company, in turn, will release the limited partners and the shareholders, officers and directors of S.F.H.C. from all claims and/or obligations owed to S.F.H.C. The former shareholders of S.F.H.C. will receive new ten year warrants to purchase an aggregate of 180,000 shares of Common Stock at $7.00 per share.

          F)      (Inter-Company Accounts):

          The Settlement Agreement contemplates that commencing January 1, 1999, the Private Company will pay the Company under the offset agreement (described in J, below) $1,400 in resolution of certain inter-company account balances as of August 26, 1995 at $17 per month to be applied toward principal and interest at 6%, until repaid.

          G)      (License of Computer Programs):

          Commencing January 1, 1999, the Private Company will license the Company to use and change the Private Company's computer programs without fee. The Company will also assume the obligations and personnel of the Computer Department, presently maintained by the Private Company.


                                       F23

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)


          H)      (Warranty and Fabric Protection):

          Upon  execution  of the  Settlement  Agreement,  the  Company  will be
responsible  for  any  claims  for  breach  of  warranty   relating  to  "fabric
protection"  in  connection  with  sales by both  the  Company  and the  Private
Company.

          I)      (Amounts Due From Officers of S.F.H.C. of $1,200):

          The Settlement Agreement contemplates that the Private Company will assume and pay $1,200 of the debt of the officers of S.F.H.C. owed to S.F.H.C. This amount will be paid to the Company in 84 equal monthly installments, without interest, beginning January 1, 1999.

          J)      (Offset Agreements):

          On November 1, 1995 and March 1, 1996, the Company and the Private Company entered into offset agreements. Such offset agreements permit the two companies to offset their current obligations to each other for merchandise purchases, warehouses fees, fabric protection fees and freight. The Settlement Agreement contemplates that amounts owing in excess of $1,000 at any time will be paid in cash. As part of the offset agreement, the Private Company agreed to assume certain liabilities owed to the Company by the Unconsolidated Licensees. The Company, the Private Company and the Unconsolidated Licensees have been accounting for current obligations in this manner since the start of the fiscal year ended August 26, 1995. On February 21, 1997, the Company and the Private Company entered into a Shortfall and Old Account Agreement (Shortfall Agreement) which will become effective upon court approval. This Shortfall Agreement grants a credit to the Private Company under previous offset agreements of the amount, if any, by which the Company's consolidated sales (including the consolidated sales of S.F.H.C.) in any month commencing January 1, 1997 to December 31, 1998 are less than the target sales for such month times the warehousing fee percentage (presently 5%). Actual sales in excess of target sales may be carried over (and back) and added to actual sales of succeeding or preceding months. As of August 30, 1997, the Company (including the consolidated sales of S.F.H.C.), was $1,948 short of target sales which, at the 5% warehouse fee, would equate to a $97 payment.

          K)      (Royalties):

          The Settlement Agreement contemplates that the Unconsolidated Licensees will pay to the Company any royalties owed under the offset agreement. The Private Company will pay royalties owed of $100 for stores that the Unconsolidated Licensees have closed commencing January 1, 1999 in 84 equal monthly installments without interest.

          L)      (Subordination):

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


                                       F24

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)


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

          NASDAQ DELISTING

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


                                       F25

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)


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

                                               August 30,       August 31,
                                               ----------       ----------
                                                  1997             1996
                                                  ----             ----

         Notes receivable                        $ 434            $ 554
           Less: imputed interest                 ( 67)            (120)
                                                 -----            -----
         Notes receivable, net                   $ 367            $ 434
                                                 =====            =====


(11)      OTHER AGREEMENTS

       JCI CONSULTING AGREEMENT

          On July 29, 1994, the Company reached an agreement with JCI Consultant, L.P. ("JCI") to terminate a February 25, 1992 consulting agreement with JCI pursuant to which, among other things, JCI rendered advice on the establishment and financing of Company-owned and licensed stores.

          JCI has retained all rights in and to the options to purchase 1,200,000 shares of Common Stock at $8.00 per share which were previously granted to JCI. Such options terminate on March 21, 2001 and became exercisable on April 1, 1996. Under a ten-year Voting Trust Agreement expiring March 21, 2001, the Chief Executive Officer and President of the Company will be the voting trustee for the shares of Common Stock which may be received by JCI upon the exercise of the option. Furthermore, in connection with the termination of the Consulting Agreement, JCI agreed that, except for the aforementioned option shares, it would not at any time acquire, directly or indirectly, more than 5% of the issued and outstanding shares of Common Stock of the Company for a period ending July 29, 2000.

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


                                       F26

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)


       Pursuant to the Partnership Agreement, the limited partner (a party related to JCI) contributed $990 to the Partnership and agreed to make additional capital contributions of up to $100. The Company, as general partner, made a capital contribution of $10. Under the Partnership Agreement, allocations and distributions shall, subject to certain exceptions, be made 99% to the limited partner and 1% to the General Partner. The Company has consolidated and recorded the operating losses of the Partnership in excess of the limited partner's capital contributions in the Consolidated Statements of Operations (see Note 1). Under a Purchase Option Agreement, the Company has the right to purchase all the limited partners' interests in the Partnership for a price equal to the fair market value thereof, as determined by one or more investment bankers selected by the Company and the limited partners. Also, the limited partner can put its interest to the Private Company if certain executives of the Company and the Private Company own less than 700,000 shares of the Company's common stock.

          LP III, LP IV AND LP V

          In 1992, the Company entered into three additional Limited Partnership Agreements (the "Agreements") establishing LP's III, IV and V which required the limited partners to invest $1,000 in each partnership. The Agreements called for the opening of 25 Jennifer Convertible stores in each partnership. Under the terms of the Agreements, the Company was to receive a fee of $10 per store, plus a royalty of 5% of the partnership's sales. The Company has recorded the operating losses of the LP's in excess of the limited partners capital contributions in the Consolidated Statements of Operations (see Note 1). As part of the Agreements, the Company received options to purchase the limited partners' interest commencing January 1999 at a price of five times the partnership's earnings before income taxes for the prior year, as defined. Also, pursuant to the agreement, the limited partners can put their interest to the Company for either 100,000 shares of stock of the Company or $1,000 compounded at 25% if there is a change in management, as defined, through the year 2002. The investors have also purchased, for approximately $510, warrants ("Original Warrants") exercisable between June 1994 and June 1998 to purchase 180,000 shares of the Company's Common Stock at an exercise price of $15.625 per share. As of August 30, 1997, the limited partners have paid approximately $210 and signed ten year notes to pay $300 as payment for these warrants (See Note 7).

          In connection with the proposed settlement with the Private Company (see Note 9), on December 31, 1996, the Private Company acquired the limited partners' interest in these partnerships.

(12)      SUBSEQUENT EVENTS

          In September and November 1997, the Company opened letters of credit in favor of an Italian supplier of leather furniture aggregating $1,350 by depositing these funds into an interest bearing money market account. The supplier draws down on these letters of credit as shipments are made. These letters of credit expire over various dates to June 30, 1998. As of November 20, 1997, $850 of these credits remain outstanding.


                                       F27

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 30, 1997, August 31, 1996 and August 26, 1995
                     (In thousands except for share amounts)


          On December 11, 1997, the Company sold to Klaussner 10,000 shares of Series A Preferred Stock ("Preferred Stock"), convertible into 1,424,500 shares of the Company's common stock for $5,000. These shares are non-voting, have a liquidation preference of $5,000 and do not pay dividends (except if declared on the common stock). The preferred stock is not convertible until September 1, 1999, or earlier under certain circumstances (e.g. if another person or group acquires 12.5% or more of the common stock or there are certain changes in management or the Board of Directors), and has other rights associated with it. In addition, the Credit and Security Agreement with Klaussner was modified to include a late fee of .67% per month for invoices the Company pays beyond the normal 60 day terms.


                                       F28