Form 10-Q
period 1997-11-29
JENNIFER CONVERTIBLES INC
filed 1998-01-13
CIK 806817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.



                For the quarterly period ended NOVEMBER 29, 1997

                                       or

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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of the issuer's common stock as of November 29, 1997: 5,700,725

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


Part I - Financial Information

Item I - Financial Statements


Consolidated Balance Sheets - November 29, 1997
  (Unaudited) and August 30, 1997.............................. 2

Comparative Consolidated Statements of Operations
for the thirteen weeks ended November 29, 1997 and
November 30, 1996 (Unaudited).................................. 3

Comparative Consolidated Statements of Cash Flows
for the thirteen weeks ended November 29, 1997
and November 30, 1996 (Unaudited).............................. 4

Notes to Unaudited Consolidated Financial Statements........... 5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................9

Part II - Other Information....................................13


                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)

ASSETS
                                                            November 29, 1997        August 30, 1997
                                                            -----------------        ---------------
                                                               (unaudited)
Current assets:
   Cash and cash equivalents                                     $  3,205                $  3,405
   Merchandise inventories                                          9,582                   7,943
   Accounts receivable                                              2,001                   1,149
   Due from Private Company and Unconsolidated Licensees, net of reserves of $6,898 and $6,898 at November 29, 1997
    and August 30, 1997                                               651                      --
   Prepaid expenses and other current assets                          241                     477
                                                                 --------                --------
         Total current assets                                      15,680                  12,974

Store fixtures, equipment and leasehold improvements
  at cost, net                                                      7,320                   7,669


Deferred lease costs and other intangibles, net                       934                   1,001
Goodwill, at cost, net                                                549                     553
Other assets (primarily security deposits)                            791                     801
                                                                 --------                --------
                                                                 $ 25,274                $ 22,998
                                                                 ========                ========

LIABILITIES AND (CAPITAL DEFICIENCY)

Current liabilities:
   Accounts payable, trade                                       $ 19,093                $ 16,614
   Customer deposits                                                9,670                   8,841
   Accrued expenses and other current liabilities                   4,026                   4,777
                                                                 --------                --------
         Total current liabilities                                 32,789                  30,232

Deferred rent and allowances                                        5,698                   5,712
Long-term obligations under capital leases                            384                     421
                                                                 --------                --------
         Total liabilities                                         38,871                  36,365
                                                                 --------                --------
Commitments and contingencies

(Capital Deficiency):
    Preferred stock, par value $.01 per
       share. Authorized 1,000,000 shares;
       no shares issued                                                --                      --
    Common stock, par value $.01 per share
         Authorized 10,000,000 shares; issued and
         outstanding 5,700,725 shares at November 29, 1997
         and August 30, 1997                                           57                      57
    Additional paid in capital                                     22,911                  22,911
    Notes receivable from warrant holders                            (300)                   (300)
    Accumulated (deficit)                                         (36,265)                (36,035)
                                                                 --------                --------
                                                                  (13,597)                (13,367)
                                                                 --------                --------
                                                                 $ 25,274                $ 22,998
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


                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                        (In thousands, except share data)
                                   (unaudited)



                                                 Thirteen weeks        Thirteen weeks
                                                     ended                 ended
                                                November 29, 1997     November 30, 1996
                                                -----------------     -----------------
Net sales                                        $    27,907              $    27,767
                                                 -----------              -----------

Cost of sales, including store occupancy,
 warehousing, delivery and fabric protection          18,773                   18,704

Selling, general and administrative expenses           9,015                    9,232

Depreciation and amortization                            440                      460
                                                 -----------              -----------
                                                      28,228                   28,396
                                                 -----------              -----------
Operating (loss)                                        (321)                    (629)
                                                 -----------              -----------

Other income (expense):
 Royalty income                                          101                       94
 Interest income                                          23                       22
 Interest expense                                         (8)                      (9)
 Other income, net                                        63                      120
                                                 -----------              -----------
                                                         179                      227
                                                 -----------              -----------

(Loss) before income taxes                              (142)                    (402)

Income taxes                                              88                       49
                                                 -----------              -----------
Net (loss)                                       $      (230)             $      (451)
                                                 ===========              ===========


Net (loss) per common share                      $     (0.04)             $     (0.08)
                                                 ===========              ===========

Weighted average number of common shares           5,700,725                5,700,725
                                                 ===========              ===========


     See accompanying notes to unaudited consolidated financial statements.



                   JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           (in thousands) (unaudited)


                                                           Thirteen weeks       Thirteen weeks
                                                                ended               ended
                                                          November 29, 1997     November 30, 1996
                                                          -----------------     -----------------
Cash flows from operating activities:
Net (loss)                                                    $  (230)            $  (451)
Adjustments to reconcile net (loss)
  to net cash provided by operating activities:
  Depreciation and amortization                                   440                 460
  Deferred rent                                                   (14)                (22)
  Changes in operating assets and liabilities:
    (Increase) in merchandise inventories                      (1,639)               (110)
    Decrease in prepaid expenses and other current assets         236                 212
    (Increase) decrease in accounts receivables                  (852)                581
    (Increase) in due from Private Company
      and Unconsolidated Licensees                               (651)                 --
    Decrease in other assets, net                                  10                 154
    Increase in accounts payable trade                          2,479                 810
    Increase (decrease) in customer deposits                      829                (284)
    (Decrease) in accrued expenses
      and other payables                                         (731)             (1,719)
                                                              -------             -------
Net cash (used in) operating activities                          (123)               (369)
                                                              -------             -------
Cash flows from investing activities:
Capital expenditures                                              (25)               (234)
(Increase) in deferred lease costs
    and other intangibles                                         (15)                (44)
                                                              -------             -------
Net cash (used in) investing activities                           (40)               (278)
                                                              -------             -------
Cash flows from financing activities:
Payments of obligations under capital leases                      (37)                135
                                                              -------             -------
Net cash (used in) provided by financing activities               (37)                135
                                                              -------             -------

Net (decrease) in cash and cash equivalents                      (200)               (512)

Cash and cash equivalents at beginning of period                3,405               3,600
                                                              -------             -------

Cash and cash equivalents at end of period                    $ 3,205             $ 3,088
                                                              =======             =======

Supplemental disclosure of cash flow information:

    Income taxes paid during the period                       $    88             $    49
                                                              =======             =======
    Interest paid                                             $     8             $     9
                                                              =======             =======


     See accompanying notes to unaudited consolidated financial statements.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                 For the Thirteen Weeks Ended November 29, 1997
                    (In thousands except for share amounts)


(1)         BASIS OF PRESENTATION

            The  accompanying  unaudited  consolidated  financial  statements of
Jennifer Convertibles, Inc. and subsidiaries (the "Company") and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry, the operating results for the interim period ended November 29, 1997 are not necessarily indicative of the results that may be expected for the year ending August 29, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 30, 1997.

(2)          MERCHANDISE INVENTORIES

             Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                                    11/29/97    8/30/97
                                                    --------    -------
             Showrooms                               $4,037      $4,271
             Warehouses                               5,545       3,672
                                                     ------      ------
                                                     $9,582      $7,943

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

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                 For the Thirteen Weeks Ended November 29, 1997
                     (In thousands except for share amounts)


             PROPOSED SETTLEMENT OF DERIVATIVE LITIGATION

             In March 1996, the Company signed a Memorandum of Understanding ("Derivative Memorandum") for the purpose of settling all of the claims involving those parties in the derivative litigation. The Derivative Memorandum is subject to a settlement of all claims against the Company, its present and/or former officers, directors, certain accountants, consultants and representatives, the Private Company, its present and/or former officers, directors, employees, accountants, consultants and/or representatives and the discontinuance of the class action litigation presently pending. It also is conditioned pupon mutual releases between the Company and the Private Company. Attorney's fees will be funded by an insurance carrier for one of the defendants other than the Company for $500. The Private Company will pay $165 in cash and the Company will pay the remaining portion of fees and expenses in "Preferred Stock". The Preferred Stock will have an aggregate value of $130, paying an annual dividend of 7% and convertible into Common Stock (at such time as the Company's Common Stock trades at $7.00 per share or higher) at $7.00 per share. This settlement is subject to final court approval. In accordance with FASB Statement No. 5, the $130 value of the Preferred Stock had been accrued in the fiscal year ended August 26, 1995 as part of estimated settlement costs.

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

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                 For the Thirteen Weeks Ended November 29, 1997
                     (In thousands except for share amounts)


             The Class Memorandum provides for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7,000 in cash and Preferred Stock having a value of $370. (Terms and conditions of such Preferred Stock are described above.) The cash portion of the settlement will be funded entirely by insurance company proceeds. In accordance with FASB Statement No. 5, the $370 value of the Preferred Stock had been accrued in the fiscal year ended August 26, 1995.

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

              The Settlement Agreement provides, among other things, for (i) certain changes in the billing rates and arrangements with respect to warehousing, fabric protection and freight, (ii) the turnover of the warehouse to the Company in January 1999, (iii) the assignment by the Private Company to the Company, for no consideration, of limited partnership interests and stock of licensees owning 55 licensed Jennifer Convertibles stores, and (iv) for the payment, or offset, of certain amounts owing (a) by the Company to the Private Company and (b) by the Private Company and certain licensees for which the Private Company has assumed responsibility to the Company. The Company believes the effective date of such changes will be the date court approval is obtained. The Private Company has stated that the effective date is March 1996. The Company believes this claim is without merit and has not provided for any losses that may accrue as a result of this assertion which approximates $1,400 at November 29, 1997. For a more complete description of the contemplated Settlement Agreement, see the Company's Annual Report on Form 10-k for the fiscal year ended August 30, 1997 under the caption "Legal Proceedings."

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                 For the Thirteen Weeks Ended November 29, 1997
                     (In thousands except for share amounts)


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            RESULTS OF OPERATIONS:

             EXCEPT  FOR   HISTORICAL   INFORMATION   CONTAINED   HEREIN,   THIS
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE U.S. PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS OR OUTCOME TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING
STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO RISK FACTORS SUCH AS UNCERTAINTY AS TO THE OUTCOME OF THE LITIGATION CONCERNING THE COMPANY, FACTORS AFFECTING THE FURNITURE INDUSTRY GENERALLY, SUCH AS THE COMPETITIVE AND MARKET ENVIRONMENT, AND MATTERS WHICH MAY AFFECT THE COMPANY'S SUPPLIERS OR THE PRIVATE COMPANY. IN ADDITION TO STATEMENTS WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, INVESTORS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "INTENDS," "PLANS" OR "ANTICIPATES" TO BE UNCERTAIN AND FORWARD-LOOKING.

            NET SALES:

            The Company's sales increased by .5% to $27,907 for the thirteen weeks ended November 29, 1997 as compared to $27,767 for the same period in the prior year. There were 147 stores in operation as of November 29, 1997 compared to 150 stores at the end of the prior year fiscal quarter. Comparable store sales (those open for the entire period in the current and prior year periods) increased by 1.4%.

            COST OF SALES:

            Cost of sales increased by .4% to $18,773, 67.3% as a percentage of sales, as compared to $18,704, 67.4% as a percentage of sales, for the same period in the prior year. The dollar increase of $69 is affected by various components. Merchandise costs increased by 2.7% as a percentage of sales due to lower selling prices on certain product lines. Freight costs declined by .2% and higher delivery income of .5% partially offset the increase in merchandise costs. Total occupancy costs did not change. Higher costs for customer repairs were offset by vendor allowances for repairs from the Company's principal supplier which resulted in a 1.2% decline as a percentage of sales. Warehouse expenses of $1,395, fabric protection services of $663 and freight of $794 provided by the Private Company compared to $1,392, $746 and $855, respectively, from the previous year.

             SELLING, GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES:

             Selling, general and administrative expenses were $9,015, 32.3% as a percentage of sales, as compared to $9,232, 33.2% as a percentage of sales, for the prior period, a decrease of $217 or 2.4%. Part of the percentage decline in expenses was caused by maintaining salaries at prior year levels resulting in a .3% percentage of sales decline. Advertising expenses declined by $309 (1.2% as a percentage of sales) because of a change in the mix of programs. Included in selling, general and administrative expenses are credit adjustments related to cancelled customer orders of $130 (.5% as a percentage of sales) compared to $219 (.8% as a percentage of sales) in the prior year period. Also included are $129 (.5% as a percentage of sales) of new costs in connection with an enhanced private label credit card program started in the current fiscal year.

             The Company's receivables from the Private Company, the Unconsolidated Licensees and S.F.H.C. were $7,549 as of November 29, 1997 which had increased by $651 from August 30, 1997. At August 30, 1997, the Company had provided a reserve for the full amount due from these entities of $6,898. These entities have losses and\or capital deficiencies and there can be no assurance that the gross receivables will be collected. It is the Company's intention to continue to fund these operations in the future. The Company has accounted for transactions with these entities on an offset basis. If the result of the offset is a receivable due from them, then such net amount was previously reserved for and generally recognized as income only at the time when cash was received from these entities. As of January 9, 1998, the increased receivables of $651 for the thirteen weeks ended November 29, 1997 have been paid and no reserve has been provided.

             LIQUIDITY AND CAPITAL RESOURCES:

             At November 29, 1997, the Company had an aggregate working capital deficiency of $(17,109) compared to a deficiency of $(17,258) at August 30, 1997 and had available cash and cash equivalents of $3,205 compared to $3,405 at August 30, 1997. This decrease since August 30, 1997 is due principally to the net (loss) of $(230).

             The Company is continuing to fund the operations of the LP's which, as described above, continue to generate operating losses. All such losses have been consolidated in the Company's consolidated financial statements. The Company's receivables from the Private Company, the Unconsolidated Licensees (other than S.F.H.C.), and S.F.H.C., which had been fully reserved for in prior years, increased by $651 and have been fully paid by January 9, 1998. It is the Company's intention to continue to fund these operations in the future. The Company and the Private Company have entered into offset agreements that permit the two companies to offset their current obligations to each other. As part of such agreements, the Private Company agreed to assume certain liabilities owed to the Company by the Unconsolidated Licensees, other than S.F.H.C..

            In March 1996, the Company executed a Credit and Security Agreement ("Agreement") with its principal supplier, Klaussner which gives the Company the right to extend payment terms for merchandise shipped from 60 days to 81 days. As of November 29, 1997, the amount owed that exceeded terms was $833 for 7 days. Klaussner has waived the default provisions in the Agreement as to such violations. As part of the Agreement, the Company granted a security interest in all of its assets as well as assigning leasehold interests, trademarks and a licensee agreement to operate the Company's business in the event of default.

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

             In September and November 1997, the Company opened letters of credit in favor of an Italian supplier of leather furniture aggregating $1,350 by depositing these funds into an interest bearing money market account. The supplier draws down on these letters of credit as shipments are made. These letters of credit expire over various dates to June 30, 1998. As of November 29, 1997, $1,128 of these credits remain outstanding.

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

            The Company anticipates losses for fiscal 1998. However, as a result of the Credit and Security Agreement with Klaussner and the $5,000 sale of Preferred Stock to Klaussner on December 11, 1997, the Company, in the opinion of management, will have adequate cash flow to fund its operations for the current fiscal year.

                           JENNIFER CONVERTIBLES, INC.

                                     PART II

                                OTHER INFORMATION



ITEMS 1. through 5.  NOT APPLICABLE.

ITEM  6.   (a)  EXHIBIT 11.1 - STATEMENT RE: COMPUTATION OF
                              NET (LOSS) PER SHARE

           (b)  REPORTS ON FORM 8-K - NONE


     During the quarter ended November 29, 1997 the Company filed no Current Reports on Form 8-K.

                           JENNIFER CONVERTIBLES, INC.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      JENNIFER CONVERTIBLES, INC.


January 13, 1998                      By: /s/ HARLEY J. GREENFIELD
                                          -------------------------------------
                                             Harley J. Greenfield,
                                      Chairman of the Board and Chief
                                      Executive Officer



January 13, 1998                      By: /s/ GEORGE J. NADEL
                                          -------------------------------------
                                      George J. Nadel, Executive Vice President
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)