Form 10-Q
period 1998-02-28
JENNIFER CONVERTIBLES INC
filed 1998-04-14
CIK 806817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended FEBRUARY 28, 1998

                                       or

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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of the issuer's common stock as of February 28, 1998: 5,700,725

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Index to Consolidated Financial Statements



Part I - Financial Information

Item I - Financial Statements


Consolidated Balance Sheets - February 28, 1998
  (Unaudited) and August 30, 1997.............................. 2

Comparative Consolidated Statements of Operations
  (Unaudited) for the twenty-six weeks and
  thirteen weeks ended February 28, 1998 and
  March 1, 1997 ............................................... 3

Comparative Consolidated Statements of Cash Flows
  (Unaudited) for the twenty-six  weeks and
  thirteen weeks ended February 28, 1998 and
  March 1, 1997 ............................................... 4

Notes to Unaudited Consolidated Financial Statements........... 5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations................... 9

Part II - Other Information....................................13

                                   JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                       (in thousands, except for share data)


                                     ASSETS
                                                                         February 28, 1998          August 30, 1997
                                                                         -----------------          ---------------
                                                                             (unaudited)
Current assets:
        Cash and cash equivalents                                        $           1,688          $         3,405
        Merchandise inventories                                                      9,210                    7,943
        Accounts receivable                                                            572                    1,149
        Due from Private Company and Unconsolidated Licensees, net of reserves of $7,142 and $6,898 at February 28, 1998
          and August 30, 1997                                                          233
        Prepaid expenses and other current assets                                      669                      477
                                                                         -----------------          ---------------
              Total current assets                                                  12,372                   12,974

Store fixtures, equipment and leasehold improvements
        at cost, net                                                                 6,967                    7,669

Deferred lease costs and other intangibles, net                                        880                    1,001
Goodwill, at cost, net                                                                 544                      553
Other assets (primarily security deposits)                                             780                      801
                                                                         -----------------          ---------------
                                                                         $          21,543          $        22,998
                                                                         =================          ===============


                    LIABILITIES AND (CAPITAL DEFICIENCY)

Current liabilities:
        Accounts payable, trade                                          $          11,579          $        16,614
        Customer deposits                                                            8,632                    8,841
        Accrued expenses and other current liabilities                               4,673                    4,777
                                                                         -----------------          ---------------
              Total current liabilities                                             24,884                   30,232

Deferred rent and allowances                                                         5,660                    5,712
Long-term obligations under capital leases                                             324                      421
                                                                         -----------------          ---------------
              Total liabilities                                                     30,868                   36,365
                                                                         -----------------          ---------------


Commitments and contingencies

(Capital Deficiency):
        Preferred stock, par value $.01 per share.
              Authorized 1,000,000 shares; issued and
              outstanding at February 28, 1998,
              10,000 shares Series A Convertible Preferred                              --                       --
        Common stock, par value $.01 per share.
              Authorized 10,000,000 shares; issued and
              outstanding 5,700,725 shares at February 28, 1998
              and August 30, 1997                                                       57                       57
        Additional paid in capital                                                  27,881                   22,911
        Notes receivable from warrant holders                                         (270)                    (300)
        Accumulated (deficit)                                                      (36,993)                 (36,035)
                                                                         -----------------          ---------------
                                                                                    (9,325)                 (13,367)
                                                                         -----------------          ---------------

                                                                         $          21,543          $        22,998
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

                                          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                                (In thousands, except share data)
                                                           (unaudited)


                                                 Thirteen weeks     Thirteen weeks   Twenty-six weeks     Twenty-six weeks
                                                     ended               ended            ended                 ended
                                                February 28, 1998   March 1, 1997    February 28, 1998      March 1, 1997
                                                -----------------   --------------   -----------------    ----------------

Net sales                                           $  25,281         $  22,078          $  53,188            $ 49,845
                                                    ---------         ---------          ---------            --------

Cost of sales, including store occupancy,
warehousing, delivery and fabric protection            17,258            15,683             36,031               34,387

Selling, general and administrative expenses            8,141             6,457             17,156               15,681

Provision for amounts due from
  Private Company and Unconsolidated Licensees            244                --                244                   --

Loss from store closings                                   25                24                 25                   32

Depreciation and amortization                             442               472                882                  932
                                                    ---------         ---------          ---------            ---------
                                                       26,110            22,636             54,338               51,032

Operating (loss)                                         (829)             (558)            (1,150)              (1,187)
                                                    ---------         ---------          ---------            ---------

Other income (expense):
  Royalty income                                           93                94                194                  188
  Interest income                                          15                18                 38                   40
  Interest expense                                         (5)               (8)               (13)                 (17)
  Other income, net                                        53                75                116                  195
                                                    ---------         ---------          ---------            ---------
                                                          156               179                335                  406
                                                    ---------         ---------          ---------            ---------

(Loss) before income taxes                               (673)             (379)              (815)                (781)

Income taxes                                               55                63                143                  112

                                                    ---------         ---------          ---------            ---------
Net (loss)                                          $    (728)        $    (442)         $    (958)           $    (893)
                                                    =========         =========          =========            =========


Basic (loss) per common share                       $   (0.13)        $   (0.08)         $   (0.17)           $   (0.16)
                                                    =========         =========          =========            =========



Weighted average number of common shares            5,700,725         5,700,725          5,700,725            5,700,725
                                                    =========         =========          =========            =========


                          See accompanying notes to unaudited consolidated financial statements.

                                            JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                                               Consolidated Statements of Cash Flows
                                                     (in thousands) (unaudited)


                                                              Thirteen weeks    Thirteen weeks  Twenty-six weeks   Twenty-six weeks
                                                                  ended              ended           ended               ended
                                                            February 28, 1998    March 1, 1997  February 28, 1998    March 1, 1997
                                                            -----------------   --------------  -----------------  ----------------
Cash flows from operating activities:
Net (loss)                                                      $ (728)            $ (442)           $ (958)           $ (893)
Adjustments to reconcile net (loss)
  to net cash provided by operating activities:
Depreciation and amortization                                      442                472               882               932
Loss from store closings                                            25                 24                25                32
Deferred rent                                                      (38)                --               (52)               --
Provision for losses on amounts due from
    Private Company and Unconsolidated Licensees                   244                 --               244                --
Other                                                               --                 30                --                --
Changes in operating assets and liabilities:
  Decrease (increase)in merchandise inventories                    372                 (7)           (1,267)             (117)
  Decrease in refundable income taxes                               --                 23                --                23
  (Increase)in prepaid expenses & other current assets            (428)              (690)             (192)             (478)
  Decrease in accounts receivable                                1,429                256               577               837
  Decrease (increase) in due from Private Company
              and Unconsolidated Licensees                         174                 --              (477)               --
  Decrease in deferred lease costs
    and other intangibles                                           16                180                16               136
  Decrease (increase) in other assets, net                          11                (33)               21               121
  (Decrease) in accounts payable trade                          (7,514)            (1,085)           (5,035)             (275)
  (Decrease)in customer deposits                                (1,038)              (534)             (209)             (818)
  Increase (decrease) in accrued expenses
              and other payables                                   604              1,375              (127)             (344)

                                                                ------             ------            ------            ------
Net cash (used in) operating activities                         (6,429)              (431)           (6,552)             (844)
                                                                ------             ------            ------            ------

Cash flows from investing activities:
  Capital expenditures                                             (43)              (118)              (68)             (352)
  Decrease in deferred lease costs and other intangibles            15
Net cash (used in) investing activities                            (28)              (118)              (68)             (352)

Cash flows from financing activities:
  Payments of obligations under capital leases                     (60)                48               (97)              183
  Sale of Series A Preferred Stock                               5,000                                5,000
                                                                ------             ------            ------            ------
Net cash provided by financing activities                        4,940                 48             4,903               183
                                                                ------             ------            ------            ------

                                                                ------             ------            ------            ------
Net (decrease) in cash and cash equivalents                     (1,517)              (501)           (1,717)           (1,013)

Cash and cash equivalents at beginning of period                 3,205              3,088             3,405             3,600
                                                                ------             ------            ------            ------

Cash and cash equivalents at end of period                      $1,688             $2,587            $1,688            $2,587
                                                                ======             ======            ======            ======

Supplemental disclosure of cash flow information:

              Income taxes paid during the period               $   55             $   63            $  143            $  112
                                                                ======             ======            ======            ======

              Interest paid                                     $    5             $    8            $   13            $   17
                                                                ======             ======            ======            ======


                            See accompanying notes to unaudited consolidated financial statements.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 28, 1998
                     (In thousands except for share amounts)

(1)           BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry, the operating results for the interim period ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ending August 29, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 30, 1997.

(2)           MERCHANDISE INVENTORIES

              Merchandise   inventories   are   stated  at  the  lower  of  cost
(determined on the first-in, first-out method) or market and are physically located, as follows:

                                                           2/28/98    8/30/97
                                                           -------    -------
                   Showrooms                               $3,984      $4,271
                   Warehouses                               5,226       3,672
                                                           ------      ------
                                                           $9,210      $7,943

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

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 28, 1998
                     (In thousands except for share amounts)

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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 28, 1998
                     (In thousands except for share amounts)

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

              PROPOSED SETTLEMENT WITH THE PRIVATE COMPANY

              The Company signed an agreement ("Settlement Agreement") with the Private Company subject to court approval and settlement of the derivative and class action litigation. The Settlement Agreement restructures the relationship between the Private Company and the Company in order to reduce and eliminate any alleged actual or potential conflicts of interest. The Settlement Agreement may be terminated upon written notice by the Private Company if not previously approved by the Court. Although the Company disputes the Private Company's position that the agreements are so terminable, there can be no assurance that the Company will prevail in such dispute. The Private Company has not given any notice of termination, but the Private Company has indicated to the Company that it has certain issues with the current Settlement Agreements and that it reserves the right to terminate during negotiations. The parties continue to negotiate.

              The Settlement Agreement provides, among other things, for (i) certain changes in the billing rates and arrangements with respect to warehousing, fabric protection and freight, (ii) the turnover of the warehouse to the Company in January 1999, (iii) the assignment by the Private Company to the Company, for no consideration, of limited partnership interests and stock of licensees owning 55 licensed Jennifer Convertibles stores, and (iv) for the payment, or offset, of certain amounts owing (a) by the Company to the Private Company and (b) by the Private Company and certain licensees for which the Private Company has assumed responsibility to the Company. The Company believes the effective date of such changes will be the date court approval is obtained. The Private Company has stated that the effective date is March 1996. The Company believes this claim is without merit and has not provided for any losses that may accrue as a result of this assertion which approximates $1,500 at February 28, 1998. For a more complete description of the contemplated Settlement Agreement, see the Company's Annual Report on Form 10-k for the fiscal year ended August 30, 1997 under the caption "Legal Proceedings."

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 28, 1998
                     (In thousands except for share amounts)

              In addition, the Company has received a demand letter from an attorney for the Private Company requesting repayment of approximately $2,000 paid by the Private Company during the period November 1995 to December 1997. The Private Company considers this amount a loan while the Company has treated these payments as a reduction of payroll expenses. During this time period, employees of the Private Company were transferred to the payroll of the Company as operating responsibilities for the businesses were shifted. There was no corresponding reduction in the 5% warehousing fees during this period to offset this increased payroll expense. The Company disputes this demand from the Private Company and has not provided for any losses that may accrue. The Company believes that Private Company's demand is an alternative to the $1,500 claim referred to in the preceding paragraph as the two claims are internally inconsistent.

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

              On May 3, 1995 the SEC commenced a formal investigation into the affairs of the Company. Subpoenas have been issued to the Company and certain of its current and former management to provide testimony and to furnish various contracts and accounting records which have been complied with. The outcome of the SEC investigation is not presently determinable.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 28, 1998
                     (In thousands except for share amounts)

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

              NET SALES:

              The Company's sales increased by 6.7% to $53,188 for the twenty-six weeks ended February 28, 1998 as compared to $49,845 for the same period in the prior year. Sales for the thirteen weeks ended February 28, 1998 increased by 14.5% to $25,281 from $22,078 for the same period in the prior year. There were 147 stores in operation as of February 28, 1998 compared to 149 stores at the end of the prior year fiscal quarter. Comparable store sales
(those open for the entire period in the current and prior year periods) increased by 7.8% and 15.6 %, respectively. The significant increase in sales is primarily attributable to the Jennifer Leather division which increased by 20.3% and 57.2%, respectively.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 28, 1998
                     (In thousands except for share amounts)

              COST OF SALES:

              TWENTY-SIX WEEKS ENDED FEBRUARY 28, 1998:

              Cost of sales increased by 4.8% to $36,031 (67.7% as a percentage of sales) as compared to $34,387 (69.0% as a percentage of sales) for the same period in the prior year. The dollar increase of $1,644 is primarily attributable to the higher sales volume. Merchandise costs as a percentage of sales increased by 1.1% essentially due to greater sales in the Jennifer Leather division. This was offset by freight costs which declined by .4% (as a percentage of sales) as well as customer repairs which declined by .6% (as a percentage of sales) primarily due to vendor allowances for repairs from the Company's principal supplier. Total occupancy costs did not change, but declined as a percentage of sales by .9% due to the higher sales volume. Warehouse expenses of $2,715, fabric protection services of $1,261 and freight of $1,401 provided by the Private Company compared to $2,628, $1,308 and $1,523, respectively, from the previous year.


              THIRTEEN WEEKS ENDED FEBRUARY 28, 1998:

              Cost of sales increased by 10.0% to $17,258 (68.3% as a percentage of sales) as compared to $15,683 (71.0% as a percentage of sales) for the same period in the prior year. The dollar increase of $1,575 is primarily attributable to the higher sales volume. Freight costs (as a percentage of sales) declined by .6%. Total occupancy costs did not change, but declined as a percentage of sales by 2.2% due to the higher sales volume. Warehouse expenses of $1,320, fabric protection services of $599 and freight of $606 provided by the Private Company compared to $1,105, $562 and $668, respectively, from the previous year.

              SELLING, GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES:

              TWENTY-SIX WEEKS ENDED FEBRUARY 28, 1998:

              Selling, general and administrative expenses were $17,156 (32.3% as a percentage of sales) as compared to $15,681 (31.5% as a percentage of sales) for the prior period, an increase of $1,475 or 9.4%. The increase in expenses was caused by: A.) higher payroll expense of $159 principally because of the higher sales volume, B.) higher advertising expenses of $340 principally because the prior year period included a credit of $1,075 from Klaussner Furniture Industries, Inc., C.) new costs of $489 in connection with an enhanced private label credit card program started in the current fiscal year and D.) lower levels of credit adjustments related to cancelled customer orders of $420.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 28, 1998
                     (In thousands except for share amounts)

              THIRTEEN WEEKS ENDED FEBRUARY 28, 1998:

              Selling, general and administrative expenses were $8,141 (32.2% as a percentage of sales) as compared to $6,457 (29.3% as a percentage of sales) for the prior period, an increase of $1,684 or 26.1%. The increase in expenses was caused by: A.) higher payroll expense of $183 principally because of the higher sales volume, B.) higher advertising expenses of $649 principally because the prior year period included a credit of $1,075 from Klaussner Furniture Industries, Inc., C.) new costs of $360 in connection with an enhanced private label credit card program started in the current fiscal year and D.) lower levels of credit adjustments related to cancelled customer orders of $337.


              The Company's receivables from the Private Company, the Unconsolidated Licensees and S.F.H.C. were $7,375 as of February 28, 1998 which had increased by $477 from August 30, 1997. A reserve of $7,142 has been provided at February 28, 1998. At August 30, 1997, the Company had provided a reserve for the full amount due from these entities of $6,898. These entities have losses and/or capital deficiencies and there can be no assurance that the gross receivables will be collected. It is the Company's intention to continue to fund these operations in the future. The Company has accounted for transactions with these entities on an offset basis. If the result of the offset is a receivable due from them, then such net amount will be generally recognized as income only at the time when cash is received from these entities. As of April 13, 1998, the unreserved receivables of $233 as of February 28, 1998 have been paid.

              Commencing January 1, 1998, the Private Company discontinued reimbursing the Company for the payroll of employees transferred to the Company starting in November 1995. In the twenty-six weeks ended February 28, 1998, this resulted in a write-off of amounts billed to the Private Company of $244 for the January and February 1998 monthly periods.

              LIQUIDITY AND CAPITAL RESOURCES:

              At February 28, 1998, the Company had an aggregate working capital deficiency of $(12,512) compared to a deficiency of $(17,258) at August 30, 1997 and had available cash and cash equivalents of $1,688 compared to $3,405 at August 30, 1997. This decrease since August 30, 1997 is due principally to the net (loss) of $(958) and higher inventory levels.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 28, 1998
                     (In thousands except for share amounts)

              The  Company  is  continuing  to fund the  operations  of the LP's which, as described above, continue to generate operating losses. All such losses have been consolidated in the Company's consolidated financial
statements.   The  Company's   receivables   from  the  Private   Company,   the
Unconsolidated Licensees (other than S.F.H.C.), and S.F.H.C., which had been fully reserved for in prior years, increased by $477 and $233 of this amount has been fully paid by April 13, 1998. It is the Company's intention to continue to fund these operations in the future. The Company and the Private Company have entered into offset agreements that permit the two companies to offset their current obligations to each other. As part of such agreements, the Private Company agreed to assume certain liabilities owed to the Company by the Unconsolidated Licensees, other than S.F.H.C..

              In March 1996, the Company executed a Credit and Security Agreement ("Agreement") with its principal supplier, Klaussner which gives the Company the right to extend payment terms for merchandise shipped from 60 days to 81 days. As of February 28, 1998 there were no past due amounts. As part of the Agreement, the Company granted a security interest in all of its assets as well as assigning leasehold interests, trademarks and a licensee agreement to operate the Company's business in the event of default.

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

              In September and November 1997, the Company opened letters of credit in favor of an Italian supplier of leather furniture aggregating $1,350 by depositing these funds into an interest bearing money market account. The supplier draws down on these letters of credit as shipments are made. These letters of credit, which total $500 at February 28, 1998, expire on June 30, 1998.

              The Company does not currently have any traditional bank financing and there can be no assurance such financing will be available in the future.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 28, 1998
                     (In thousands except for share amounts)

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

                                     PART II

                                OTHER INFORMATION


ITEMS 1. through 5.  NOT APPLICABLE.

ITEM  6.   (a)  EXHIBIT 11.1 - STATEMENT RE: COMPUTATION OF
                               NET (LOSS) PER SHARE

           (b)  REPORTS ON FORM 8-K


      During the quarter ended February 28, 1998 the Company filed two current reports on Form 8-K, one dated February 2, 1998 and the other dated February 27, 1998, each reporting on Item 5 as to the status of the Company's Settlement Agreement with the Private Company.

                           JENNIFER CONVERTIBLES, INC.

                                   SIGNATURES




              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  JENNIFER CONVERTIBLES, INC.


    April 14, 1998            By: /s/ HARLEY J. GREENFIELD
                                  ----------------------------------------------
                                      Harley J. Greenfield, Chairman of the
                                      Board  and  Chief  Executive Officer



    April 14, 1998            By: /s/ GEORGE J. NADEL
                                  ----------------------------------------------
                                      George J. Nadel, Executive Vice President,
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)