Form 10-Q
period 1998-05-30
JENNIFER CONVERTIBLES INC
filed 1998-07-14
CIK 806817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended May 30, 1998
                                                  ------------

                                       or

                       THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________


                          Commission file number 1-9681
                                                 ------

                           JENNIFER CONVERTIBLES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                 11-2824646
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

419 Crossways Park Drive, Woodbury, New York                 11797
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:   (516) 496-1900
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

                         Yes [X]                 No [ ]
                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of the issuer's common stock as of May 30, 1998: 5,700,725

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements



Part I - Financial Information

Item I - Financial Statements


Consolidated Balance Sheets - May 30, 1998
  (Unaudited) and August 30, 1997.............................. 2

Comparative Consolidated Statements of Operations
  (Unaudited) for the thirty-nine weeks and thirteen
  weeks ended May 30, 1998 and May 31, 1997 ................... 3

Comparative Consolidated Statements of Cash Flows
 (Unaudited) for the thirty-nine weeks and thirteen
 weeks ended May 30, 1998 and May 31, 1997 .................... 4

Notes to Unaudited Consolidated Financial Statements........... 5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................9

Part II - Other Information....................................13

                                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                      (in thousands, except for share data)

                                                     ASSETS

                                                                                  May 30, 1998  August 30, 1997
                                                                                  ------------  ---------------
                                                                                  (unaudited)
Current assets:
       Cash and cash equivalents                                                    $  2,808       $  3,405
       Merchandise inventories                                                        10,240          7,943
       Accounts receivable                                                               361          1,149
       Due from Private Company and Unconsolidated Licensees, net of reserves of $7,494 and $6,898 at May 30, 1998
       and August 30, 1997                                                               670
       Prepaid expenses and other current assets                                         491            477
                                                                                    --------       --------
            Total current assets                                                      14,570         12,974

Store fixtures, equipment and leasehold improvements
     at cost, net                                                                      6,533          7,669

Deferred lease costs and other intangibles, net                                          828          1,001
Goodwill, at cost, net                                                                   540            553
Other assets (primarily security deposits)                                               769            801
                                                                                    --------       --------
                                                                                    $ 23,240       $ 22,998
                                                                                    ========       ========

                                        LIABILITIES AND (CAPITAL DEFICIENCY)
                                        ------------------------------------

Current liabilities:
       Accounts payable, trade                                                      $ 13,893       $ 16,614
       Customer deposits                                                               7,964          8,841
       Accrued expenses and other current liabilities                                  4,313          4,777
                                                                                    --------       --------
            Total current liabilities                                                 26,170         30,232

Deferred rent and allowances                                                           5,569          5,712
Long-term obligations under capital leases                                               362            421
                                                                                    --------       --------
            Total liabilities                                                         32,101         36,365
                                                                                    --------       --------

Commitments and contingencies

(Capital Deficiency):
       Preferred stock, par value $.01 per share
            Authorized 1,000,000 shares; 10,000 shares
            Series A Convertible Preferred issued and outstanding
            at May 30, 1998, none outstanding at August 30, 1997                          --             --
       Common stock, par value $.01 per share
            Authorized 10,000,000 shares; issued and
            outstanding 5,700,725 shares at May 30,1998
            and August 30, 1997                                                           57             57
       Additional paid in capital                                                     27,881         22,911
       Notes receivable from warrant holders                                            (270)          (300)
       Accumulated (deficit)                                                         (36,529)       (36,035)
                                                                                    --------       --------
                                                                                      (8,861)       (13,367)
                                                                                    --------       --------

                                                                                    $ 23,240       $ 22,998
                                                                                    ========       ========

                     See accompanying notes to unaudited consolidated financial statements.

                                                        2

                               JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Operations
                                     (In thousands, except share data)
                                                (unaudited)


                                                     Thirteen      Thirteen    Thirty-nine    Thirty-nine
                                                  weeks ended   weeks ended    weeks ended    weeks ended
                                                 May 30, 1998  May 31, 1997   May 30, 1998   May 31, 1997
                                                 ------------  ------------   ------------   ------------
Net sales                                        $    29,254    $    23,743    $    82,442    $    73,588
                                                 -----------    -----------    -----------    -----------

Cost of sales, including store occupancy,
warehousing, delivery and fabric protection           19,479         16,692         55,510         51,080

Selling, general and administrative expenses           8,363          8,077         25,519         23,756

Provision (recovery) for amounts due from
  Private Company and Unconsolidated Licensees           352           (304)           596           (304)

Loss from store closings                                 153              3            178             35

Depreciation and amortization                            428            482          1,310          1,414
                                                 -----------    -----------    -----------    -----------
                                                      28,775         24,950         83,113         75,981
                                                 -----------    -----------    -----------    -----------

Operating income (loss)                                  479         (1,207)          (671)        (2,393)
                                                 -----------    -----------    -----------    -----------

Other income (expense):
  Royalty income                                          95             90            289            278
  Interest income                                         24             15             62             55
  Interest expense                                      (116)            (8)          (129)           (25)
  Other income, net                                       44            101            160            295
                                                 -----------    -----------    -----------    -----------
                                                          47            198            382            603
                                                 -----------    -----------    -----------    -----------

Income (loss) before income taxes                        526         (1,009)          (289)        (1,790)

Income taxes                                              62             45            205            157

                                                 -----------    -----------    -----------    -----------
Net income (loss)                                $       464    ($    1,054)   ($      494)   ($    1,947)
                                                 ===========    ===========    ===========    ===========



Basic income (loss) per common share             $      0.08    ($     0.18)   ($     0.09)   ($     0.34)
                                                 ===========    ===========    ===========    ===========



Weighted average number of common shares           5,700,725      5,700,725      5,700,725      5,700,725
                                                 ===========    ===========    ===========    ===========


                  See accompanying notes to unaudited consolidated financial statements.

                                                     3

                                           JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                                              Consolidated Statements of Cash Flows
                                                   (in thousands) (unaudited)

                                                                      Thirteen        Thirteen     Thirty-nine      Thirty-nine
                                                                   weeks ended     weeks ended     weeks ended      weeks ended
                                                                  May 30, 1998    May 31, 1997    May 30, 1998     May 31, 1997
                                                                  ------------    ------------    ------------     ------------

Cash flows from operating activities:
Net income (loss)                                                  $   464         ($1,054)        ($  494)         ($1,947)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                        428             482           1,310            1,414
  Loss from store closings                                             153               3             178               35
  Deferred rent                                                        (78)             --            (130)              96
Provision (recovery) for losses on amounts due from
  Private Company and Unconsolidated Licensees                         352            (304)            596             (304)
Changes in operating assets and liabilities:
  (Increase) in merchandise inventories                             (1,030)            805          (2,297)             688
  Decrease in refundable income taxes                                   --              --              --               23
  Decrease (increase) in prepaid expenses
          and other current assets                                     178             372             (14)            (106)
  Decrease in accounts receivable                                      211              76             788              913
  (Increase) in due from Private Company
          and Unconsolidated Licensees                                (789)             --          (1,266)              --
  Decrease in deferred lease costs
    and other intangibles                                               --               8              16              144
  Decrease in other assets, net                                          7               7              28              128
  Increase (decrease) in accounts payable trade                      2,314           1,426          (2,721)           1,151
  (Decrease) in customer deposits                                     (668)           (634)           (877)          (1,452)
  (Decrease) in accrued expenses
          and other payables                                          (433)         (1,179)           (560)          (1,619)

                                                                   -------         -------         -------          -------
Net cash provided by (used in) operating activities                  1,109               8          (5,443)            (836)
                                                                   -------         -------         -------          -------

Cash flows from investing activities:
  Capital expenditures                                                 (27)           (176)            (95)            (528)
                                                                   -------         -------         -------          -------
Net cash (used in) investing activities                                (27)           (176)            (95)            (528)
                                                                   -------         -------         -------          -------

Cash flows from financing activities:
  Payments of obligations under capital leases                          38              20             (59)             203
  Sale of Series A Preferred Stock                                      --              --           5,000               --
                                                                   -------         -------         -------          -------
Net cash provided by financing activities                               38              20           4,941              203
                                                                   -------         -------         -------          -------


Net increase (decrease) in cash and cash equivalents                 1,120            (148)           (597)          (1,161)

Cash and cash equivalents at beginning of period                     1,688           2,587           3,405            3,600
                                                                   -------         -------         -------          -------

Cash and cash equivalents at end of period                         $ 2,808         $ 2,439         $ 2,808          $ 2,439
                                                                   =======         =======         =======          =======



Supplemental disclosure of cash flow information:

              Income taxes paid during the period                  $    62         $    45         $   205          $   157
                                                                   =======         =======         =======          =======

              Interest paid                                        $   116         $     8         $   129          $    25
                                                                   =======         =======         =======          =======

                             See accompanying notes to unaudited consolidated financial statements.

                                                                4

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 30, 1998
                     (In thousands except for share amounts)


(1)      Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry, the operating results for the interim period ended May 30, 1998 are not necessarily indicative of the results that may be expected for the year ending August 29, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 30, 1997.

(2)      Merchandise Inventories
         -----------------------

         Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                                         5/30/98     8/30/97
                                                         -------     -------
                   Showrooms                              $4,038      $4,271
                   Warehouses                              6,202       3,672
                                                         -------      ------
                                                         $10,240      $7,943
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

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 30, 1998
                     (In thousands except for share amounts)


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

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 30, 1998
                     (In thousands except for share amounts)

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

         Proposed Settlement with the Private Company
         --------------------------------------------

         The Company signed an agreement ("Settlement Agreement") with the Private Company subject to court approval and settlement of the derivative and class action litigation. The Settlement Agreement restructures the relationship between the Private Company and the Company in order to reduce and eliminate any alleged actual or potential conflicts of interest. The Settlement Agreement may be terminated upon written notice by the Private Company if not previously approved by the Court. Although the Company disputes the Private Company's position that the agreements are so terminable, there can be no assurance that the Company will prevail in such dispute. Although the Private Company has not terminated the Settlement Agreement, the Company and the Private Company are currently discussing restructuring the Settlement Agreement. As part of the negotiations for a new settlement, Harley Greenfield and Edward Seidner have agreed to repay personal indebtedness in the amount of $1,300 each to the Private Company. There can be no assurance as to the terms of any such restructuring or that the parties will enter into a revised settlement agreement at all. Any such settlement would be subject to a number of conditions, including court approval.

         The Settlement Agreement provides, among other things, for (i) certain changes in the billing rates and arrangements with respect to warehousing, fabric protection and freight, (ii) the turnover of the warehouse to the Company in January 1999, (iii) the assignment by the Private Company to the Company, for no consideration, of limited partnership interests and stock of licensees owning 55 licensed Jennifer Convertibles stores, and (iv) for the payment, or offset, of certain amounts owing (a) by the Company to the Private Company and (b) by the Private Company and certain licensees for which the Private Company has assumed responsibility to the Company. The Company believes the effective date of such changes will be the date court approval is obtained. The Private Company has stated that the effective date is March 1996. The Company believes this claim is without merit and has not provided for any losses that may accrue as a result of this assertion which approximates $1,500 at May 30, 1998. For a more complete description of the contemplated Settlement Agreement, see the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 under the caption "Legal Proceedings."

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 30, 1998
                     (In thousands except for share amounts)

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

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 30, 1998
                     (In thousands except for share amounts)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

         Results of Operations:
         ---------------------

         EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE U. S. PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS OR OUTCOME TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS,
PERFORMANCE  OR  ACHIEVEMENTS  EXPRESSED  OR  IMPLIED  BY SUCH  FORWARD  LOOKING
STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO RISK FACTORS SUCH AS UNCERTAINTY AS TO THE OUTCOME OF THE LITIGATION CONCERNING THE COMPANY, FACTORS AFFECTING THE FURNITURE INDUSTRY GENERALLY, SUCH AS THE COMPETITIVE AND MARKET ENVIRONMENT, AND MATTERS WHICH MAY AFFECT THE COMPANY'S SUPPLIERS OR THE PRIVATE COMPANY. IN ADDITION TO STATEMENTS WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, INVESTORS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "INTENDS," "PLANS" OR "ANTICIPATES" TO BE UNCERTAIN AND FORWARD-LOOKING.

         Net Sales:
         ---------

         The Company's sales increased by 12.0% to $82,442 for the thirty-nine weeks ended May 30, 1998 as compared to $73,588 for the same period in the prior year. Sales for the thirteen weeks ended May 30, 1998 increased by 23.2% to $29,254 from $23,743 for the same period in the prior year. There were 145 stores in operation as of May 30, 1998 compared to 149 stores at the end of the prior year fiscal quarter. Comparable store sales (those open for the entire period in the current and prior year periods) increased by 13.1% and 24.3%, respectively. These sales increases are mainly attributable to the Jennifer Leather division which increased sales on a comparable basis by 30.8% and 53.2%, respectively. This increase is primarily attributable to the introduction of the new Bellissimo line. The Jennifer Convertibles division also increased sales on a comparable basis by 6.8% and 14.1%, respectively. All sales increases were favorably impacted by the expansion of the Company's finance programs.

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 30, 1998
                     (In thousands except for share amounts)

         Cost of Sales:
         -------------

         Thirty-nine Weeks Ended May 30, 1998:
         ------------------------------------

         Cost of sales increased by 8.7% to $55,510 (67.3% as a percentage of sales) as compared to $51,080 (69.4% as a percentage of sales) for the same period in the prior year. The dollar increase of $4,430 is primarily attributable to the higher sales volume. Higher costs of merchandise of .6% as a percentage of sales was offset by lower freight costs and fabric protection charges as a percentage of sales from the Private Company of .4% and .3%, respectively. Total occupancy costs did not change, but declined as a percentage of sales by 1.6% due to the higher sales volume. Net home delivery income increased by $211 but remained the same as a percentage of sales because of the higher sales volume. Higher costs for customer repairs were offset by vendor allowances from the Company's principal supplier of $1,310 as compared to $758 in the prior year period. Warehouse expenses of $4,126, fabric protection services of $1,928 and freight of $2,141 provided by the Private Company compared to $3,812, $1,909 and $2,184, respectively, from the previous year.

         Thirteen Weeks Ended May 30, 1998:
         ---------------------------------

         Cost of sales increased by 16.7% to $19,479 (66.6% as a percentage of sales) as compared to $16,692 (70.3% as a percentage of sales) for the same period in the prior year. The dollar increase of $2,787 is primarily attributable to the higher sales volume. Costs of merchandise declined by .4% as a percentage of sales along with lower freight costs and fabric protection charges as a percentage of sales from the Private Company of .3% and .3%, respectively. Total occupancy costs did not change, but declined as a percentage of sales by 3.0% due to the higher sales volume. Warehouse expenses of $1,411, fabric protection services of $667 and freight of $740 provided by the Private Company compared to $1,184, $601 and $661, respectively, from the previous year.

         Selling, General and Administrative and Other Expenses:
         ------------------------------------------------------

         Thirty-nine Weeks Ended May 30, 1998:
         ------------------------------------

         Selling, general and administrative expenses were $25,519 (31.0% as a percentage of sales) as compared to $23,756 (32.3% as a percentage of sales) for the prior period, an increase of $1,763 or 7.4%. Part of the increase in expenses was caused by: A) an increase in salaries of $546 principally because of the higher sales volume which generated higher commissions, B) an increase in legal expenses of $69, C) advertising expenses increased by $138 as the prior year amount included a credit from Klaussner Furniture Industries, Inc. that totaled $1,075, D) adjustments related to cancelled customer orders of $842 which declined by $440 from the prior year and E) new costs of $677 in connection with an enhanced private label credit card program started in the current fiscal year.

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 30, 1998
                     (In thousands except for share amounts)

         Thirteen Weeks Ended May 30, 1998:
         ---------------------------------

         Selling, general and administrative expenses were $8,363 (28.6% as a percentage of sales) as compared to $8,077 (34.0% as a percentage of sales) for the prior period, an increase of $286 or 3.5%. The decreased percentage of sales is primarily due to increased sales and a relatively low corresponding incremental increase in selling, general and administrative costs, a portion of which are fixed. The components of the dollar increase include salaries that were higher by $387 principally because of the higher sales volume which generated higher commissions and new costs of $190 in connection with an enhanced private label credit card program. This was partially offset by a reduction in advertising expenses of $202.

         The Company's receivables from the Private Company, the Unconsolidated Licensees and S.F.H.C. were $8,164 as of May 30, 1998 which had increased by $1,266 from August 30, 1997. At August 30, 1997, the Company had provided a reserve for the full amount due from these entities of $6,898. This was increased in the thirty-nine weeks ended May 30, 1998 by $596 to $7,494. Commencing January 1, 1998, the Private Company discontinued reimbursing the Company for the payroll of employees that were transferred to the Company starting in November 1995. In the thirty-nine weeks ended May 30, 1998, this resulted in an increase in the reserve for amounts billed to the Private Company of $596 for the period January 1998 through May 1998.

         The Private Company, the Unconsolidated Licensees and S.F.H.C. have losses and/or capital deficiencies and there can be no assurance that the gross receivables will be collected. It is the Company's intention to continue to fund these operations. The Company has accounted for transactions with these entities on an offset basis. If the result of the offset is a receivable due from them, then such net amount will be generally recognized as income only at the time when cash is received from these entities. As of July 14, 1998, the unreserved receivables of $670 as of May 30, 1998 have been paid.

         Liquidity and Capital Resources:
         -------------------------------

         At May 30, 1998, the Company had an aggregate working capital deficiency of $(11,600) compared to a deficiency of $(17,258) at August 30, 1997 and had available cash and cash equivalents of $2,808 compared to $3,405 at August 30, 1997. This decrease since August 30, 1997 is due principally to the net (loss) of $(494) and higher inventory levels.

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 30, 1998
                     (In thousands except for share amounts)

         The Company is continuing to fund the operations of the LP's which, as described above, continue to generate operating losses. All such losses have been consolidated in the Company's consolidated financial statements. The Company's receivables from the Private Company, the Unconsolidated Licensees (other than S.F.H.C.), and S.F.H.C., which had been fully reserved for in prior years, increased by $1,266 and $670 of this amount has been fully paid by July 14, 1998. It is the Company's intention to continue to fund these operations in the future. The Company and the Private Company have entered into offset agreements that permit the two companies to offset their current obligations to each other. As part of such agreements, the Private Company agreed to assume certain liabilities owed to the Company by the Unconsolidated Licensees, other than S.F.H.C..

         In March 1996, the Company executed a Credit and Security Agreement ("Agreement") with its principal supplier, Klaussner which gives the Company the right to extend payment terms for merchandise shipped from 60 days to 81 days. As of May 30, 1998 there were no past due amounts. As part of the Agreement, the Company granted a security interest in all of its assets as well as assigning leasehold interests, trademarks and a licensee agreement to operate the Company's business in the event of default.

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

         In September and November 1997, the Company opened letters of credit in favor of an Italian supplier of leather furniture aggregating $1,350 by depositing these funds into an interest bearing money market account. The supplier can draw down on these letters of credit as shipments are made. These letters of credit, which total $500 at May 30, 1998, expire on December 31, 1998.

         The Company does not currently have any traditional bank financing and there can be no assurance such financing will be available in the future.

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 30, 1998
                     (In thousands except for share amounts)

         The proposed settlement of the derivative and class action litigations (as described elsewhere) will come from insurance company payments and the issuance of new Preferred Stock by the Company. If approved, there will be no cash outlays by the Company other than legal costs. The settlement agreement is terminable upon written notice from the Private Company since it was not previously approved by the court. Although the Private Company has not terminated the settlement agreement, the Company and the Private Company are currently discussing restructuring the settlement agreement. There can be no assurance as to the terms of any such restructuring or that the parties will enter into a revised settlement agreement at all. Any such settlement would be subject to a number of conditions, including court approval.

         In fiscal 1997, 1996 and 1995, the Company and the LP's closed an aggregate of 43 stores. In fiscal 1998, two additional stores were closed. Several were closed for non-performance, but a number of such closings were due to the Company's decision to combine separate Jennifer Convertibles and Jennifer Leather stores located in the same demographic areas into one store. The primary benefit of combining both operations into one store was an elimination of the real estate expenses and other expenses associated with the closed showroom. Additional benefits realized included reductions of personnel and, in a number of cases, elimination of duplicate office equipment and telephone lines. Although combining two stores into one store generally reduces sales, management believes that sales at the combined store will generate more profit due to the elimination or reduction of expenses described above.

         The Company anticipates losses for fiscal 1998. However, as a result of the Credit and Security Agreement with Klaussner and the $5,000 sale of Preferred Stock to Klaussner on December 11, 1997, the Company, in the opinion of management, will have adequate cash flow to fund its operations for the current fiscal year.

                           JENNIFER CONVERTIBLES, INC.

                                     PART II

                                OTHER INFORMATION




ITEMS 1. through 5.  NOT APPLICABLE.

ITEM  6.   (a)  EXHIBIT 11.1 - STATEMENT RE: COMPUTATION OF BASIC INCOME (LOSS)
                               PER SHARE


         During the quarter ended May 30, 1998, the Company filed no current reports on Form 8-K.

                           JENNIFER CONVERTIBLES, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 JENNIFER CONVERTIBLES, INC.




July 14, 1998                    By: /s/ HARLEY J. GREENFIELD
                                     -------------------------------------------
                                         Harley J. Greenfield,
                                         Chairman of the Board and
                                         Chief Executive Officer



July 14, 1998                    By: /s/ GEORGE J. NADEL
                                     -------------------------------------------
                                         George J. Nadel,
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)