Form 10-K
period 1998-08-29
JENNIFER CONVERTIBLES INC
filed 1998-12-14
CIK 806817

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended   Commission File number 1-9681
August 29, 1998

                           JENNIFER CONVERTIBLES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          11-2824646
----------------------------                ------------------------------------
(State or other jurisdiction                (I.R.S. Employer of incorporation or
       organization)                                 Identification No.)

419 Crossways Park Drive
Woodbury, New York  11797
(Address of principal executive office)                         5712
---------------------------------------             ----------------------------
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

                                    Yes  [X]                  No  [ ]

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of registrant as of November 16, 1998: $10,204,297

Shares of Common Stock outstanding as of November 16, 1998: 5,700,725

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I
Item 1.  BUSINESS


         UNLESS OTHERWISE SET FORTH HEREIN, THE TERM THE "COMPANY" INCLUDES JENNIFER CONVERTIBLES, INC., A DELAWARE CORPORATION, AND ITS DIRECT OR INDIRECT SUBSIDIARIES.

         BUSINESS OVERVIEW

         The Company is the owner and licensor of the largest group of sofabed specialty retail stores in the United States, with 121 Jennifer Convertibles(R) stores located on the Eastern seaboard, in the Midwest, on the West Coast and in the Southwest as of AugusT 29, 1998. As of August 29, 1998, the Company also operated 34 "Jennifer Leather" ("Jennifer Leather") stores. Of the Jennifer Convertibles(R) stores, as of August 29, 1998, 48 were owned by the Company and 73 were licensed by the Company.

         Jennifer Convertibles(R) stores specialize in the retail sale of a complete line of sofabeds and companion pieces, such as loveseats, chairs and recliners, designed and priced to appeal to a broad range of consumers. The sofabeds and companion pieces are made by several manufacturers and range from medium high merchandise to relatively inexpensive models. Each store has a kiosk devoted to mattress sales. The Jennifer Leather stores specialize in the retail sale of leather livingroom furniture. In fiscal 1998, the Company also opened two test Jennifer Living Room stores which sell a broad range of livingroom furniture, including furniture of the type sold in Jennifer Convertibles and Jennifer Leather stores. The Company is the largest dealer of Sealy(R) sofabeds in the United States. Merchandise is displayed in attractively decorated model room settings in the store designed to show the merchandise as it would appear in the customer's home. In order to generate sales, the Company and its licensees rely on the attractive image of the stores, competitive pricing, prompt delivery and extensive advertising.

         The Company believes that the image presented by its stores is an important factor in its overall marketing strategy. Accordingly, stores are designed to display the Company's merchandise in attractive model room settings. All the Company's stores are of a similar clearly defined style, are designed as showrooms for the merchandise and are carpeted, well-lighted and well-maintained. Inventories for delivery are maintained in separate warehouses. The Company displays a variety of sofabeds and companion pieces (including table and lamps) at each Jennifer Convertibles retail location with carpeting and accessories. In contrast to certain of its competitors that primarily target particular segments of the market, the Company attempts to attract customers covering a broad socio-economic range of the market and, accordingly, offers a complete line of sofabeds made by a number of manufacturers in a variety of styles at prices currently ranging from approximately $299 to $2,200. The Jennifer Leather stores similarly offer a complete line of leather living room furniture in a variety of styles and colors at prices currently ranging from approximately $599 to $5,000. The Company generally features attractive price incentives to promote the purchase of merchandise. In addition to offering merchandise by brand name manufacturers, the Company offers merchandise at its Jennifer Convertibles and Jennifer Leather stores under the "Jennifer" brand name for sofabeds and under the "Bellissimo Collection" brand name for leather merchandise.

         Although each style of sofabed, loveseat, chair and recliner is generally displayed at Jennifer Convertibles stores in one color and fabric, samples of the other available colors and fabrics are available. On selected merchandise, up to 2,000 different colors and fabrics are available on selected items for an additional charge. To maximize the use of the Company's real estate and to offer its customers greater selection and value, the Company, as is common in the mattress industry, sells various sizes of sofabeds with various sizes of mattresses but displays only one size of sofabed at its stores. Leather furniture is offered in a number of different grades of leather and colors. The Company currently emphasizes contemporary and traditional sofabeds and companion pieces in the Jennifer Convertibles stores and in the Jennifer Leather stores. The Company generates additional revenue by selling tables and offering related services, such as fabric protection and product warranties. Fabric protection services are obtained from, and the warranty is given by, the Private Company, which retains approximately 1/3 of the revenues generated from such services. See "Certain Relationships and Related Transactions."

         Merchandise ordered from inventory is generally available to be delivered within two weeks. Customers who place orders for items, colors or fabrics not in inventory ("special orders") must generally wait four to six weeks for delivery, except for Italian leather merchandise which may take up to 20 weeks. The Company believes that its delivery times on stocked items and special orders are significantly faster than the usual delivery times for furniture and that its ability to offer quick delivery of merchandise represents a significant competitive advantage.

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

         An inventory of approximately 70% of the items displayed in the stores, in the colors and fabrics displayed, is usually stocked at the Private Company's warehouse facilities (described below.) The Company and its licensees typically (except in the case of certain financed sales) require a minimum cash, check or credit card deposit of 50% of the purchase price when a sales order is given, with the balance, if any, payable in certified or official bank check upon delivery of the merchandise. The balance of the purchase price is collected by the independent trucker making the delivery.

MARKETING

         The Company and its licensees advertise in newspapers and on mass transit and television in an attempt to saturate its marketplaces. The Company's approach to advertising requires the Company to establish a number of stores in each area it enters. This concentration of stores enables area advertising expenses to be spread over a larger revenue base and to increase the prominence of the local advertising program.

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

         In fiscal 1998, the Company and the LPS closed an aggregate of three stores. The Company will continue to selectively close stores where the economics so dictate and it may selectively open additional stores if attractive opportunities present themselves.

SOURCES OF SUPPLY

         The Company currently purchases merchandise, for its stores and the stores of its licensees and the Private Company, from a variety of domestic manufacturers generally on 60 to 90 day terms. The Company also purchases from overseas manufacturers on varying terms. The combined purchasing power of the Company, its licensees and the Private Company enables them to receive the right, in some instances, to market exclusively certain products, fabrics and styles. See "Certain Relationships and Related Transactions."

         The Company's principal supplier of sofabeds is Klaussner Furniture Industries, Inc. ("Klaussner"), which also manufactures furniture under the Sealy(R) brand name. Sealy(R) brand name sofabeds are the Company's largest selling brand name item and the Company believes that Sealy(R) brand name mattresses are the largest selling mattresses in the world and have the highest consumer brand awareness. The Company is the largest sofabed specialty retailer and the largest Sealy(R) sofabed dealer in the United States. During the fiscal year ended August 29, 1998, the Company purchased approximately 70% of its merchandise from Klaussner. Leather furniture is purchased primarily from Softline S.p.A., Italdesign and Klaussner. The loss of Klaussner as a supplier could have a material adverse effect on the Company. In March 1996, as part of a series of transactions (the "Klaussner Transaction"), the Company, among other things, granted Klaussner a security interest in substantially all of its assets in exchange for improved credit terms. In addition, in December 1997, Klaussner purchased $5,000,000 of the Company's convertible preferred stock ("the Klaussner Investment"). In fiscal 1998, Klaussner also gave the Company certain vendor credits for repairs. See "Certain Relationships and Related Transactions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a fuller description of the Klaussner Transaction, the Klaussner Investment and other transactions with Klaussner.

LICENSING ARRANGEMENTS

         The Company's arrangements with its licensees typically involve providing the licensee with a license, bearing a royalty of 5% of sales, to use the name Jennifer Convertibles(R). The Company's existing licensing arrangements are not uniform and vary from licensee to licensee. Generally, however, the Company either manages the licensed stores or, if the licensee is a partnership, has a subsidiary act as general partner of such partnership, in each case, for 1% of the licensees' profits. The arrangements generally have a term ranging between 10 and 20 years (and may include options on the licensee's part to extend the license for additional periods) and involve the grant of exclusivity as to defined territories. In some cases, the Company also has an option to purchase the licensee or the licensed stores for a price based on an established formula or valuation method. Investors in certain licensees have, in certain circumstances (including a change of control of the Company), the right to put their investments to the Company for a price based upon an established formula or valuation method. The Private Company currently provides warehousing, fabric protection and other services to licensees on substantially the same basis as such services are provided to the Company and the Company purchases merchandise for the licensees. The Company also provides certain accounting services to certain licensees for which it generally charges $6,000 per store, per annum. As of August 29, 1998, the Company was owed an aggregate of $10,336,000 for royalties, advances and merchandise by its licensees, a substantial portion of which was overdue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Of such amount, $6,205,000 due from the LPS is eliminated in the Company's financial statements as a result of the consolidation of the LPS and $4,131,000 due from Unconsolidated Licensees was reserved against in such financial statements due to doubts as to collectibility. Most of the investors in the licensees have other relationships with the Company or its current or former management and, in December 1996, the Private Company acquired the limited partnership interests in LPS owning an aggregate of 49 licensed stores. See "Certain Relationships and Related Transactions."

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

TRADEMARKS

         The trademarks Jennifer Convertibles(R), Jennifer Leather(R), Jennifer House(R) With a Jennifer Sofabed, There's Always a Place to Stay(R), Jennifer's Worryfree Guarantee(R), Jennifer Living Rooms(R) and Bellissimo Collection(R) are registered with the U.S. Patent and Trademark Office and now owned by the Company. The Private Company, as licensee, was granted a perpetual royalty-free license to use and sublicense the proprietary marks in the State of New York, subject to certain exceptions. See "Certain Relationships and Related Transactions."

EMPLOYEES

         As of August 29, 1998, the Company had 442 employees, including seven executive officers. The Company trains personnel to meet its expansion needs by having its most effective managers and salespersons train others and evaluate their progress and potential for the Company. The Company believes that its employee relations are satisfactory. The Company has never experienced a strike or other material labor dispute.

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

         As of August 29, 1998, the Company and the LPS lease all of their store locations pursuant to leases which expire between 1999 and 2013. During fiscal 1999, six leases will expire, although the lessee has an option to renew each such lease. The leases are usually for a base term of at least five years. For additional information concerning the leases, see Note 9 of "Notes to Consolidated Financial Statements."

Item 3.  LEGAL PROCEEDINGS.

         The Company is involved in a number of proceedings described below.

A.       THE CLASS ACTION LITIGATION

         Beginning in December 1994, a series of 11 class actions were brought against the Company, various of its present and former officers and directors, and certain third parties, in the United States District Court for the Eastern District of New York. The complaints in all of these actions alleged that the Company and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the press release (the "Press Release") issued by the Company on or about December 2, 1994. All of these class actions were consolidated under the caption IN RE JENNIFER CONVERTIBLES, Case No. 94 Civ. 5570, pending in the Eastern District of New York (the "Class Action Litigation").

         On November 20, 1998, the court approved the settlement of the Class Action Litigation. The settlement provides for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7 million in cash and preferred stock having a present value of $370,000. The cash portion of the settlement is to be funded entirely by insurance company proceeds. The stock portion of the settlement is to be provided by the Company based on a new issue of preferred stock of the Company having an aggregate present value of $370,000, bearing an annual dividend of 7% and convertible into the Company's Common Stock (at such time as the Company's Common Stock trades at $7.00 per share or higher) at $7.00 per share.

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

         As described in prior filings, the Company had entered into settlement agreements as to the derivative litigation subject, in the case of certain of such agreements, to court approval of such settlement by a certain date. Such court approval was not obtained by such date, and in July 1998, the Private Company exercised its option to withdraw from the settlement. The Company and the Private Company are negotiating with respect to a new settlement. However, there can be no assurance that a settlement will be reached or as to the terms of such settlement.

C.       OTHER LITIGATION

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

                                     PART II

Item 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The principal market for the Common Stock during the two fiscal years ended August 29, 1998 and August 30,1997 was the NASDAQ Bulletin Board. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock on the Bulletin Board. Such quotations since April 17, 1995 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                          High             Low
                                          ----             ---
 Fiscal Year 1997:
  1st Quarter.....................        $2 5/8           $1 7/8
  2nd Quarter.....................         2 9/16           1 3/4
  3rd Quarter.....................         2 1/2            1 3/4
  4th Quarter.....................         2 15/16          2 3/16

                                          High             Low
                                          ----             ---
 Fiscal Year 1998:
  1st Quarter.....................        $2 1/2           $1 3/4
  2nd Quarter.....................         2 1/2            1 13/16
  3rd Quarter.....................         2 1/32           1 9/16
  4th Quarter.....................         2 1/2            1 11/16


     As of November 16, 1998, there were approximately 229 holders of record and approximately 1,510 beneficial owners for the Common Stock. On November 16, 1998, the closing price of the Common Stock as reported on the NASDAQ Bulletin Board was $1.79.

DIVIDEND POLICY

     The Company has never paid a dividend on its Common Stock and does not anticipate paying dividends on the Common Stock at the present time. The Company currently intends to retain earnings, if any, for use in its business. There can be no assurance that the Company will ever pay dividends on its Common Stock. The Company may not pay dividends on its Common Stock unless it also pays dividends on its Series A Convertible Preferred Stock on an "as-converted" basis. The Company's dividend policy with respect to the Common Stock is within the discretion of the Board of Directors and its policy with respect to dividends in the future will depend on numerous factors, including the Company's earnings, financial requirements and general business conditions.

Item 6:  SELECTED FINANCIAL DATA

The following table presents certain selected financial data for Jennifer Convertibles, Inc. and subsidiaries:


                                                                            (in thousands, except share data)
                                                                            ---------------------------------
Operations Data:                                       Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
----------------                                        8/29/98        8/30/97        8/31/96        8/26/95        8/27/94
                                                      -----------    -----------    -----------    -----------    -----------
Net sales                                             $   111,541    $    97,789    $   106,041    $   126,074    $    97,420
                                                      -----------    -----------    -----------    -----------    -----------

Cost of sales, including store occupancy,
     warehousing, delivery and fabric protection           74,054         67,114         72,708         86,964         67,974
Selling, general and administrative expenses               35,984         32,904         37,618         45,955         34,139
Depreciation and amortization                               1,727          1,840          1,852          2,261          2,091
Termination of consulting agreement,
         legal and other costs                                 --             --             --            500          6,604
Write off of purchased limited partners' interests             --             --             --             --          3,482
(Recovery) provision for losses on amounts due from
     Private Company and Unconsolidated Licensees            (196)          (426)           952          3,088          3,284
Loss from store closings                                      355             55            191          1,670             --
                                                      -----------    -----------    -----------    -----------    -----------
                                                          111,924        101,487        113,321        140,438        117,574
                                                      -----------    -----------    -----------    -----------    -----------

Operating (loss)                                             (383)        (3,698)        (7,280)       (14,364)       (20,154)
                                                      -----------    -----------    -----------    -----------    -----------
Other income (expense):
Royalty income                                                386            374            375            523            644
Interest income                                               108             67            195            311            473
Interest expense                                             (172)           (28)           (47)           (48)           (61)
Gain on sale of securities                                     --             --             --             --            336
Other income, net                                             271            319            880          1,670          1,374
                                                      -----------    -----------    -----------    -----------    -----------
                                                              593            732          1,403          2,456          2,766
                                                      -----------    -----------    -----------    -----------    -----------
Income (loss) before income taxes (benefit) and
   minority interest                                          210         (2,966)        (5,877)       (11,908)       (17,388)
Income taxes (benefit)                                        120             95            146            160           (322)
                                                      -----------    -----------    -----------    -----------    -----------

Income (loss) before minority interest                         90         (3,061)        (6,023)       (12,068)       (17,066)
Minority interest share of losses                              --             --             --             --          2,449
                                                      -----------    -----------    -----------    -----------    -----------
Net income (loss)                                     $        90    ($    3,061)   ($    6,023)   ($   12,068)   ($   14,617)
                                                      ===========    ===========    ===========    ===========    ===========

Basic income (loss) per share                         $      0.02    ($     0.54)   ($     1.06)   ($     2.12)   ($     2.56)
                                                      ===========    ===========    ===========    ===========    ===========

Diluted income (loss) per share                       $      0.01    ($     0.54)   ($     1.06)   ($     2.12)   ($     2.56)
                                                      ===========    ===========    ===========    ===========    ===========

Weighted average common shares outstanding
         basic income (loss) per share                  5,700,725      5,700,725      5,700,725      5,700,725      5,700,725

Effect of potential common shares issuances:
    Stock options                                          32,641             --             --             --             --
    Convertible preferred stock                         1,068,375             --             --             --             --
                                                      -----------    -----------    -----------    -----------    -----------

Weighted average common shares outstanding
         diluted income (loss) per share                6,801,741      5,700,725      5,700,725      5,700,725      5,700,725
                                                      ===========    ===========    ===========    ===========    ===========

Cash Dividends                                                 --             --             --             --             --
                                                      ===========    ===========    ===========    ===========    ===========

Store data:                                               8/29/98        8/30/97        8/31/96        8/26/95        8/27/94
-----------                                           -----------    -----------    -----------    -----------    -----------
Company-owned stores open
         at end of period                                      82             84             86             90             55
Consolidated licensed stores open
         at end of period                                      62             63             64             68             99
Licensed stores not consolidated
         open at end of period                                 11             11             11             11             14
                                                      -----------    -----------    -----------    -----------    -----------
Total stores open at end of period                            155            158            161            169            168
                                                      ===========    ===========    ===========    ===========    ===========

Balance Sheet Data:                                       8/29/98        8/30/97        8/31/96        8/26/95        8/27/94
-------------------                                   -----------    -----------    -----------    -----------    -----------
Working capital (deficiency)                             ($11,110)      ($17,258)      ($15,757)      ($10,988)        $1,240
Total assets                                               24,099         22,998         25,435         33,871         44,922
Long-term obligations                                          49            421            230            337            477
Total liabilities                                          32,547         36,365         35,741         38,154         37,137
(Capital deficiency) stockholders' equity                  (8,448)       (13,367)       (10,306)        (4,283)         7,785
(Capital deficiency) stockholders' equity per share        ($1.48)        ($2.34)        ($1.81)        ($0.75)         $1.37

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE U.S. PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS OR OUTCOMES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS,
PERFORMANCE  OR  ACHIEVEMENTS  EXPRESSED  OR  IMPLIED  BY  SUCH  FORWARD-LOOKING
STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO RISK FACTORS SUCH AS UNCERTAINTY AS TO THE OUTCOME OF THE LITIGATION CONCERNING THE COMPANY, FACTORS AFFECTING THE FURNITURE INDUSTRY GENERALLY, SUCH AS THE COMPETITIVE AND MARKET ENVIRONMENT, AND MATTERS WHICH MAY AFFECT THE COMPANY'S SUPPLIERS OR THE PRIVATE COMPANY. IN ADDITION TO STATEMENTS WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, INVESTORS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "INTENDS,""PLANS" OR "ANTICIPATES" TO BE UNCERTAIN AND FORWARD-LOOKING.

OVERVIEW

         The Company is the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofabeds and companion pieces such as loveseats, chairs and recliners and specialty retail stores that specialize in the sale of leather furniture.

         For the fiscal years ended August 31, 1992 and August 31, 1993, the Company did not consolidate the operations of the LP's of which subsidiaries of the Company served as general partners. In November 1994, during the course of its audit, KPMG Peat Marwick, the Company's independent auditor at the time, advised the Company that its method of accounting for the LP's should be changed and would likely require a restatement of previously announced financial results. In addition, on December 2, 1994, a special committee of the Company's Board of Directors delivered a summary report which concluded that the Company had meritorious claims against three members of its management, the Private Company and others. The Company announced these matters publicly in a press release on December 2, 1994. As more fully discussed under "Legal Proceedings," the Company and certain of its management became involved in class action and derivative litigations relating to such matters and, on May 3, 1995, the Securities and Exchange Commission commenced an investigation relating to such matters. In November 1994, the Company determined that it should consolidate the operating losses of such LP's, to the extent they exceeded the capital contributions of the limited partners, in its financial statements for the fiscal year ended August 27, 1994 and the Company subsequently determined that such accounting treatment would have been the appropriate treatment for the 1993 and 1992 fiscal years as well. Accordingly, the 1994, 1995, 1996, 1997 and 1998 consolidated financial statements include the operations of such LP's in excess of capital contributed by the limited partners as well as those of the Company and its subsidiaries.

         The operating losses in excess of capital contributions of the LP's that are included in the consolidated financial statements are as follows:


                                         Fiscal Years Ended
                                   ------------------------------
                                           (In Thousands)

                                   8/31/96    8/30/97    8/29/98
                                   --------   --------   --------
Total operating losses before
  capital contributions of LP's    $(4,206)   $(4,234)   $(1,764)
                                   -------    -------    -------

Total capital contributions             --         --         --
                                   -------    -------    -------

         Net operating losses      $(4,206)   $(4,234)   $( 1,764)
                                   =======    =======    ========


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

RESULTS OF OPERATIONS:

FISCAL YEAR ENDED AUGUST 29, 1998 COMPARED TO FISCAL YEAR ENDED AUGUST 30, 1997:

         Net sales increased by 14.1% to $111,541,000 for the fiscal year ended August 29, 1998 as compared to $97,789,000 for the fiscal year ended August 30, 1997. This increase is mainly attributable to an increase in the Jennifer
Leather division's net sales of $9,447,000 or 37.9%. In the prior year the division suffered from an inability to receive merchandise due to an overseas supplier's production problems. Comparable store sales for the total Company (those open for a full year in each period) increased by 15.0%.

         Cost of sales increased 10.3% to $74,054,000 for the fiscal year ended August 29, 1998 from $67,114,000 for the fiscal year ended August 30, 1997. The dollar increase of $6,940,000 is primarily attributable to higher purchases. Cost of sales as a percentage of sales was 66.4% in fiscal 1998, which declined from 68.6% in the prior year primarily because of the higher sales levels. Also included in cost of sales are charges from the Private Company for warehouse expenses of $5,576,000, fabric protection services of $2,592,000 and freight of $2,775,000. This compared with $5,021,000, $2,543,000 and $2,827,000, respectively, in the previous year.

         Selling, general and administrative expenses were $35,984,000 (32.3% as a percentage of sales) for the fiscal year ended August 29, 1998 as compared to $32,904,000 (33.6% as a percentage of sales) for the fiscal year ended August 30, 1997, an increase of $3,080,000 or 9.4% from the prior year. This increase was due principally to higher salaries and related benefits of $1,876,000 principally because of the higher sales volume which generated increased commissions as well as the assumption by the Company of certain payroll expenses starting January 1, 1998 previously funded by the Private Company totaling $948,000 and new costs of $991,000 in connection with an enhanced private label credit card program that commenced in the current fiscal year. Additionally adjustments related to cancelled customer orders declined by $436,000. Advertising expenses declined by $74,000 to $10,819,000 (9.7% as a percentage of sales) as compared to $10,893,000 (11.1% as a percentage of sales) in the prior year. The prior year amount included a credit from Klaussner Furniture Industries, Inc. that totaled $1,075,000.

         The Company's receivables from the Private Company ($3,166,000), the Unconsolidated Licensees (other than S.F.H.C.) ($2,302,000) and S.F.H.C. ($1,829,000) increased in the aggregate by $399,000 in the fiscal year ended August 29, 1998 to $7,297,000. In connection with the uncertainty of collectibility and the relationship between the Company, the Private Company, the Private Licensees and S.F.H.C., the Company accounts monthly for transactions with these entities on an offset basis. If the result of the offset is a receivable due from them, then such net amount will be generally recognized only at the time when cash is received from these entities. These entities have losses and/or capital deficiencies and, accordingly, the Company had fully reserved for all amounts due from the Private Company, the Private Licensees and S.F.H.C. in prior years which totalled $6,696,000 at August 29, 1998.

         Interest income increased by $41,000 to $108,000 for the fiscal year ended August 29, 1998 as compared to the prior year. The increase generally reflects a new cash management program started this year with a new bank .

         Net income in the fiscal year ended August 29, 1998 was $90,000 as compared to a net (loss) of $(3,061,000) in the prior year, a decrease of loss of $3,151,000. The primary reason for the significant improvement was due to higher sales which produced greater gross margin dollars and management of expenses, which was offset by lower income on customer adjustments to cancelled orders and the higher payroll costs from the Private Company, as discussed above.



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

LIQUIDITY AND CAPITAL RESOURCES:

         As of August 29, 1998, the Company had an aggregate working capital deficiency of $11,110,000 compared to a deficiency of $17,258,000 at August 30, 1997 and had available cash and cash equivalents of $4,384,000 compared to $3,405,000 at August 30, 1997.

         The Company is continuing to fund the operations of the LP's which, as described above, continue to generate operating losses. All such losses have been consolidated in the Company's consolidated financial statements. The Company's receivables from the Private Company, the Unconsolidated Licensees, and S.F.H.C., had been fully reserved for in prior years. These entities have operating losses and capital deficiencies and there can be no assurance that the total reserved amount of receivables of $6,696,000 at August 29, 1998 will be collected. It is the Company's intention to continue to fund these operations in the future. Starting in 1995, the Company and the Private Company entered into offset agreements that permit the two companies to offset their current monthly obligations to each other in excess of $1,000,000 of credit extended by the Company to the Private Company. Additionally, as part of such agreements, the Private Company in November 1995 agreed to assume certain liabilities owed to the Company by the Unconsolidated Licensees, other than S.F.H.C.. Current obligations of the Private Company and the Unconsolidated Licensees have been paid.

         In March 1996, the Company executed a Credit and Security Agreement ("Agreement") with its principal supplier, Klaussner which extended the payment terms for merchandise shipped from 60 days to 81 days. At various times during the current fiscal year, the Company exceeded these 60 day payment terms by no more than 14 days with such extended amounts owing totalling no more than $3,971,000. As of August 29, 1998, amounts owed to Klaussner were within these extended payment terms. On December 11, 1997, the Agreement was modified to include a late fee of .67% per month for invoices the Company pays beyond the normal 60 day terms. This provision became effective commencing with the month of January 1998. See Certain Relationships and Related Transactions. As part of the Agreement, the Company granted a security interest in all of its assets as well as assigning leasehold interests, trademarks and a licensee agreement to operate the Company's business in the event of default. Klaussner also lent $1,440,000 to the Private Company (all of which has been paid at August 29, 1998) to be used to pay down the mortgage balance on the warehouse property. This paydown also reduced the Company's guarantee to the mortgagee.

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

         On November 30, 1998, the court approved a settlement of all the class actions pending against the Company. The cash portion of the settlement will be funded entirely by insurance company proceeds. Based upon the proofs of claim filed, the Company anticipates that it will not have to issue more than $250,000 in Preferred Stock and there will be no cash outlays by the Company other than legal costs.

         In fiscal 1997 and 1996, the Company and the LP's closed an aggregate of 13 stores. In fiscal 1998, three additional stores were closed. Several were closed for non-performance, but a number of such closings were due to the Company's decision to combine separate Jennifer Convertibles and Jennifer Leather stores located in the same demographic areas into one store. The primary benefit of combining both operations into one store was an elimination of the real estate expenses and other expenses associated with the closed showroom. Additional benefits realized included reductions of personnel and, in a number of cases, elimination of duplicate office equipment and telephone lines. Although combining two stores into one store generally reduces sales, management believes that sales at the combined store will generate more profit due to the elimination or reduction of expenses described above.

         The Company anticipates a breakeven to slight profit for fiscal 1999, with positive operating cash flow. In addition, as a result of the Credit and Security Agreement with Klaussner and the $5,000,000 sale of Preferred Stock to Klaussner on December 11, 1997, the Company, in the opinion of management, will have adequate cash flow to fund its operations for the next fiscal year.

         For the fiscal years ended August 29, 1998 and August 30, 1997, the Company and the LP's spent $141,000 and $206,000, respectively, for capital expenditures. The Company currently anticipates capital expenditures totalling no more than $300,000 during fiscal 1999.

YEAR 2000

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 technology failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company is in the process of assessing the risk to the availability and integrity of financial systems and the reliability of operational systems. The Company is also communicating with vendors, financial institutions and others with which it does business to coordinate year 2000 conversion. The cost of achieving Year 2000 compliance, excluding in-house salaries, wages and benefits, has been estimated at approximately $15,000 for software maintenance, development and other operational systems. The Company has planned for fiscal 1999 $35,000 in capital expenditures for the enhancement of operational and financial software and hardware systems needed for current changes for achieving Year 2000 compliance on some existing software.

INFLATION:

         There was no significant impact on the Company's operations as a result of inflation during the fiscal year ended August 29, 1998.

                                  RISK FACTORS


CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

          All cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this Annual Report on Form 10-K.

HISTORY OF LOSSES; NEGATIVE NET WORTH

         Although the Company had a small profit in the fiscal year ended August 29, 1998, the Company has incurred net losses of $3,061,000 and $6,023,000 for the two fiscal years ended 1997 and 1996, respectively. In addition, the Company's future plans are subject to known and unknown risks and uncertainties that may cause the Company to incur losses from operations. The Company had a negative net worth of $(8,448,000) as of August 29, 1998. There can be no assurance that the Company's operations will be able to maintain profitability.

UNCERTAINTY OF PENDING LITIGATION

         As described under "Legal Proceedings," the Company has recently settled the Class Action Litigation and is currently involved in the Derivative Litigation. The Company has spent a substantial amount on legal fees and other expenses in connection with such litigation. There can be no assurance that the Company will prevail in such litigation or that it will be settled on terms favorable to the Company or at all.

POTENTIAL CONFLICTS OF INTEREST

         Potential conflicts of interest exist since Harley J. Greenfield (the Chairman of the Board and Chief Executive Officer of the Company) and Edward B. Seidner (Executive Vice President of the Company), two of the principal stockholders and directors of the Company, are owed over $10 million by the Private Company, which owns, controls or licenses each of the Private Stores, and Fred Love, the owner of the Private Company, is Mr. Greenfield's brother-in-law. Circumstances may arise in which the interests of the Private Stores, the Private Company or such individuals will conflict with those of the Company.

There are numerous relationships, and have been numerous transactions between the Company and the Private Company, including the New Warehousing Agreement, pursuant to which the Private Company warehouses merchandise for the Company and coordinates delivery of such merchandise and pursuant to which the Company purchases merchandise for the Private Company. The Private Company provides similar services to the Company's licensees. See "Certain Relationships and Related Transactions."

DEPENDENCE ON MANAGEMENT

         The Company's future success will depend substantially upon the abilities of Harley J. Greenfield, the Company's Chairman of the Board and Chief Executive Officer and one of its principal stockholders. Mr. Greenfield is, and will continue to be, responsible for the day-to-day operations of the Company and will devote his full time to the Company. The loss of Mr. Greenfield's services could materially adversely affect the Company's business and its prospects for the future. The Company maintains key-man insurance on the life of Mr. Greenfield in the amount of $2,000,000. Mr. Greenfield derives substantial economic benefits from the Private Company.

DEPENDENCE ON SUPPLIERS; RELATIONSHIP WITH KLAUSSNER

         The Company purchases a significant percentage of its merchandise from Klaussner, which also manufactures furniture under the Sealy(R) brand name. During the fiscal year ended August 29, 1998, the Company purchased approximately 70% of its merchandise from Klaussner. Since a large portion of the Company's revenues has been derived from sales of Klaussner products, the loss of this supplier could have a material adverse impact on the Company until alternative sources of supply are established. Klaussner is also a principal stockholder and creditor of the Company and the Private Company. See "Certain Relationships and Related Transactions."

ECONOMIC CONDITIONS

         The furniture industry historically has been cyclical, fluctuating with general economic cycles. During economic downturns, the furniture industry tends to experience longer periods of recession and greater declines than the general economy. The Company believes that the industry is significantly influenced by economic conditions generally and particularly by consumer behavior and confidence, the level of personal discretionary spending, housing activity, interest rates, credit availability, demographics and overall consumer confidence. There can be no assurance that a prolonged economic downturn would not have a material adverse effect on the Company.

COMPETITION

         The retail sofabed business is highly competitive and includes competition from traditional furniture retailers and department stores as well as numerous discount furniture outlets and retailers specializing in the sale of sofabeds. The cost of entry into the retail sofabed business is relatively low. The Company's stores may face sharp price cutting, as well as imitation and other forms of competition, and the Company cannot prevent or restrain others from utilizing a similar marketing format. Although the Company is the largest sofabed specialty retail dealer in the United States, many of the Company's competitors have considerably greater financial and other resources, experience and customer recognition than the Company.

CONTROL OF THE COMPANY BY HARLEY J. GREENFIELD AND CURRENT MANAGEMENT

         As of November 30, 1998, Harley J. Greenfield, the Chairman of the Board and Chief Executive Officer and a principal stockholder of the Company, beneficially owns approximately 13.3% of the Company's outstanding shares of Common Stock. Approximately 26.5% of the outstanding Common Stock is beneficially owned by all officers and directors as a group, including Messrs. Greenfield and Seidner. In addition, 1,200,000 shares of Common Stock issuable to JCI upon its exercise of an option, will be deposited, upon issuance, in a voting trust, of which Harley J. Greenfield is the voting trustee. Since the holders of the Common Stock do not have cumulative voting rights, such officers' and directors' ownership of Common Stock will likely enable them to exercise significant influence in matters such as the election of directors of the Company and other matters submitted for stockholder approval. Also, the relationship of the Private Company and the Private Stores to the Company could serve to perpetuate management's control.

NO DIVIDENDS

         The Company has never declared or paid any cash dividends on its capital stock and does not intend to pay any cash dividends in the foreseeable future. The Company currently anticipates that it will retain all its earnings for use in the operation and expansion of its business and, therefore, does not anticipate that it will pay any cash dividends in the foreseeable future.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index immediately following the signature page

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The names and ages of the Company's directors and the Company's executive officers as of November 30, 1998 are as follows:

                               Position(s) with the
       Name              Age           Company
--------------------     ---   -------------------------

Harley J. Greenfield      54   Chairman of the Board and
                               Chief Executive Officer
Edward G. Bohn            53   Director
Kevin J. Coyle            54   Director
Edward B. Seidner         46   Director and Executive Vice President
Bernard Wincig            67   Director
George J. Nadel           56   Executive Vice President, Chief Financial Officer
                               and Treasurer
Rami Abada                39   President, Chief Operating Officer and Director
Ronald E. Rudzin          36   Senior Vice President
Leslie Falchook           38   Vice President - Administration
Kevin Mattler             41   Vice President - Store Operations


         The Company's directors are elected at the Annual Meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. The Company currently has no compensation or nominating committees.

         The Board of Directors held three meetings during the 1998 fiscal year. None of the directors attended fewer than 75% of the number of meetings of the Board of Directors or any committee of which he is a member, held during the period in which he was a director or a committee member, as applicable.

         The Board of Directors has a Stock Option Committee, which as of August 29, 1998, consisted of Messrs. Greenfield and Seidner. The Stock Option Committee had one meeting during the 1998 fiscal year. The Stock Option Committee is authorized to administer the Company's stock option plans.

         The Board of Directors has an Audit Committee, which during the fiscal year ended August 29, 1998, consisted of Harley Greenfield, Bernard Wincig, Edward Bohn and Kevin Coyle. During such fiscal year, the Audit Committee held one meeting. The Audit Committee is responsible for reviewing the adequacy of the structure of the Company's financial organization and the implementation of its financial and accounting policies. In addition, the Audit Committee reviews the results of the audit performed by the Company's outside auditors before the Annual Report to Stockholders is published.

         The Company also has a Monitoring Committee consisting of Edward Bohn, Kevin Coyle and Bernard Wincig to monitor transactions between the Company and the Private Company.

         Set forth below is a biographical description of each director and executive officer of the Company as of November 30, 1998.

HARLEY J. GREENFIELD

         Mr. Greenfield has been the Chairman of the Board and Chief Executive Officer of the Company since August 1986 and was the Company's President from August 1986 until December 1997. Mr. Greenfield has been engaged for more than 30 years in the furniture wholesale and retail business and was one of the co-founders of the Private Company which established the Jennifer Convertibles concept in 1975. Mr. Greenfield is a member of the Home Furnishings Association.

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

RONALD E. RUDZIN

         Mr. Rudzin became Senior Vice President on April 12, 1994. Prior to joining the Company, Mr. Rudzin had been employed by the Private Company since 1979. Mr. Rudzin was, and is, in charge of directing the sales force of the Company, including the Private Stores and licensed stores.

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

Item 11.   EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

     The following table sets forth compensation paid for the fiscal years ended August 29, 1998, August 30, 1997 and August 31, 1996 (or such shorter period as such employees were employed by the Company) of those persons who were (i) the chief executive officer at August 29, 1998 and (ii) the four other most highly compensated executive officers of the Company at August 29, 1998 whose total annual salary and other compensation exceeded $100,000 (collectively, the "Named Executive Officers").



                                                   ANNUAL       LONG-TERM
                                                COMPENSATION    COMPENSATION
                                                ------------    ------------

                                                                SECURITIES
     NAME AND                                                   UNDERLYING        ALL OTHER
PRINCIPAL POSITION               FISCAL YEAR    SALARY ($)      OPTIONS (#)      COMPENSATION
------------------               -----------    ----------      -----------      ------------
Harley J. Greenfield,               1998         $320,000            0               0
   Chairman of the Board, Chief     1997          320,000            0               0
   Executive Officer and            1996          352,307            0               0
   (for 1997 and 1998) President

Edward B. Seidner,
   Executive Vice President         1998         $240,000            0               0
                                    1997          240,000            0               0
                                    1996          264,231            0               0

                                                   ANNUAL       LONG-TERM
                                                COMPENSATION    COMPENSATION
                                                ------------    ------------

                                                                SECURITIES
     NAME AND                                                   UNDERLYING        ALL OTHER
PRINCIPAL POSITION               FISCAL YEAR    SALARY ($)      OPTIONS (#)      COMPENSATION
------------------               -----------    ----------      -----------      ------------
George J. Nadel                     1998         $225,000               0               0
   Executive Vice President and     1997          225,000          50,000(1)            0
   Chief Financial Officer          1996          250,000               0               0

Leslie Falchook,
   Vice President                   1998         $116,000               0               0
   Administration                   1997          116,000          50,000(2)            0
                                    1996          127,712               0               0

Rami Abada                          1998         $120,000         100,000(3)            0
   President (for 1998) and         1997          120,000         100,000(4)            0
   Executive Vice President         1996          132,115               0               0
   (for 1997) and Chief
   Operating Officer

Ronald E. Rudzin                    1998         $120,000               0               0
   Senior Vice President            1997          120,000         100,000(5)            0
   Retail Stores                    1996          132,115               0               0

----------

(1) On May 6, 1997, Mr. Nadel was granted options to purchase 50,000 shares of Common Stock at $2.00 per share, the market value on the date of grant, in exchange for the cancellation of options to purchase 25,000 shares of Common Stock at $2.50 per share and 25,000 shares of Common Stock at $3.53 per share which were granted in 1995.

(2) On May 6, 1997, Mr. Falchook was granted options to purchase 50,000 shares of Common Stock at $2.00 per share, the market value on the date of grant, in exchange for the cancellation of options to purchase 20,000 shares of Common Stock at $13.125 per share which were granted in 1993.

(3) On December 3, 1997, Mr. Abada was granted options to purchase 100,000 shares of Common Stock at $2.44 per share, the market value on the date of grant.

(4) On May 6, 1997, Mr. Abada was granted options to purchase 100,000 shares of Common Stock at $2.00 per share, the market value on the date of grant.

(5) On May 6, 1997, Mr. Rudzin was granted options to purchase 100,000 shares of Common Stock at $2.00 per share, the market value on the date of grant.

         Non-employee directors currently receive a fee of $10,000 per year, plus $500 per meeting attended (an aggregate of $72,000 in fiscal 1998). Directors are reimbursed for out-of-pocket expenses incurred in connection with their services as such.

STOCK OPTION PLANS

         The Company has Incentive and Non-Qualified Stock Option Plans (the "Plans"), pursuant to which, as of August 29, 1998, options to purchase an aggregate of 820,047 shares of Common Stock were outstanding and under which options to purchase an aggregate of 26,953 shares of Common Stock were available for grant. In addition, options granted outside of the Plans to purchase an additional 535,000 shares of Common Stock (not including options to purchase 1,200,000 shares of Common Stock owned by JCI Consultants, L.P.) were outstanding as of August 29, 1998. The Plans are administered by a Stock Option Committee (the "Committee") consisting of two persons appointed by the Board of Directors. As of August 29, 1998, the Committee consisted of Harley Greenfield and Edward B. Seidner. The Committee has full and final authority (a) to determine the persons to be granted options, (b) to determine the number of shares subject to each option and whether or not options shall be incentive stock options or non-qualified stock options, (c) to determine the exercise price per share of the options (which, in the case of incentive stock options, may not be less per share than 100% of the fair market value per share of the Common Stock on the date the option is granted or, in the case of a stockholder owning more than 10% of the stock of the Company, not less per share than 110% of the fair market value per share of the Common Stock on the date the option is granted), (d) to determine the time or times when each option shall be granted and become exercisable and (e) to make all other determinations deemed necessary or advisable in the administration of the Plans. In determining persons who are to receive options and the number of shares to be covered by each option, the Committee considers the person's position, responsibilities, service, accomplishments, present and future value to the Company, the anticipated length of his future service and other relevant factors. Members of the Committee are not eligible to receive options under the Plans or otherwise during the period of time they serve on the Committee and for one year prior thereto, but may receive options after their term on the Committee is over. Officers and directors, other than members of the Committee, may receive options under the Plans. The exercise price of all options granted under or outside of the Plans equaled or exceeded the market value of the underlying shares on the date of grant.

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

                        OPTION GRANTS IN LAST FISCAL YEAR

     In December 1997, in connection with his appointment as President and a director of the Company, Mr. Abada received options under the 1997 Plan to purchase 100,000 shares of Common Stock at $2.44 per share, the market value of the Common Stock on the date of grant.


                                                                                        POTENTIAL REALIZABLE
                                                                                          VALUE AT ASSUMED
                                                                                        ANNUAL RATE OF STOCK
                                                                                       PRICE APPRECIATION FOR
                                            INDIVIDUAL GRANTS                              OPTION TERM
                       ------------------------------------------------------    --------------------------------
                       NUMBER OF    PERCENT OF
                       SECURITIES   TOTAL OPTIONS  EXERCISE
                       UNDERLYING   GRANTED TO     OR BASE
                       OPTIONS      EMPLOYEES IN   PRICE      EXPIRATION
NAME                   GRANTED(1)   FISCAL YEAR    ($/SHARE)  DATE                  5%              10%
----                   ----------   -----------    ---------  ----                  --              ---
Rami Abada              100,000       70.00%        $2.44     December 2007      $153,450         $388,873

----------

 (1) ALL OPTIONS WERE GRANTED AT AN EXERCISE PRICE EQUAL TO THE FAIR MARKET VALUE OF THE COMMON STOCK ON THE DATE OF GRANT.

                      AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES


                                                            NAME OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                               UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS AT
                                                                   AUGUST 29, 1998                 AUGUST 29, 1998(1)
                               SHARES
                             ACQUIRED ON       VALUE
NAME                         EXERCISE (#)     REALIZED      UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE     EXERCISABLE
----------------------       ------------     --------      -------------    -----------     -------------     -----------
HARLEY J. GREENFIELD (2)(4)*      N/A            N/A                0          297,047              $0               $0
EDWARD B. SEIDNER                 N/A            N/A                0                0               0                0
GEORGE J. NADEL(3)(4)             N/A            N/A           33,334           16,666           2,000            1,000
LESLIE FALCHOOK(4)(5)             N/A            N/A           33,334           16,666           2,000            1,000
RAMI ABADA(6)                     N/A            N/A           166,668          33,332           4,000            2,000
RONALD E. RUDZIN(7)               N/A            N/A           66,668           33,332           4,000            2,000

------------
 (1) AMOUNT REFLECTS THE MARKET VALUE OF THE UNDERLYING SHARES OF COMMON STOCK AS REPORTED ON THE BULLETIN BOARD ON AUGUST 29, 1998 (a closing price of $2.06) LESS THE EXERCISE PRICE OF EACH OPTION.

 (2) INCLUDES (i) 122,047 OPTIONS GRANTED ON SEPTEMBER 17, 1991 AT AN EXERCISE PRICE OF $4.88 PER SHARE, (ii) 150,000 OPTIONS GRANTED ON APRIL 6, 1992, AT AN EXERCISE PRICE OF $8.375 PER SHARE, IN

        CONNECTION WITH MR. GREEDFIELD'S EMPLOYMENT AGREEMENT, (III)25,000 OPTIONS GRANTED ON JANUARY 25, 1993 AT AN EXERCISE PRICE OF $ 13.125 PER SHARE.

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

 (6)    INCLUDES  100,000  OPTIONS  GRANTED  ON MAY 6,  1997 TO MR.  ABADA AT AN
        EXERCISE PRICE OF $2.00 PER SHARE AND 100,000 OPTIONS GRANTED ON DECEMBER 3, 1997 TO MR. ABADA AT AN EXERCISE PRICE OF $2.44 PER SHARE.


 (7) INCLUDES 100,000 OPTIONS GRANTED ON MAY 6, 1997 TO MR. RUDZIN AT AN EXERCISE PRICE OF $2.00 PER SHARE.

 Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of November 30, 1998, information regarding the beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to be the owner of more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers (as defined in Item 11) and (iv) by all directors and executive officers of the Company as a group. Information as to David A. Belford, the Pacchia, Grossman, Shaked, Wexford Group and Hans J. Klaussner and Klaussner is based on Schedules 13D filed by such person and groups:

                                   Amount and Nature        Percent (%) of Class
                                   of Beneficial            Outstanding as of
 Beneficial Owner                  Ownership(1)             November 30, 1998
 ----------------                  ------------             -----------------

 Harley J. Greenfield              835,336 (2)(3)               13.3%
 Fred J. Love                      585,662 (2)(5)(6)            10.3
 Edward B. Seidner                 553,914 (2)(4)                9.7
 Jara Enterprises, Inc. ("Jara")   343,579 (6)                   6.0
 JCI Consultants, L.P            1,200,000 (3)(7)               17.4
 David A. Belford                  394,000 (8)                   6.9
 Pacchia, Grossman,
   Shaked, Wexford Group           482,100 (9)                   8.5
 Bernard Wincig                    145,905 (10)                  2.5
 Edward G. Bohn                     25,000 (11)                  0.4
 Kevin J. Coyle                     26,250 (11)                  0.5
 Leslie Falchook                    44,266 (12)                  0.8
 George J. Nadel                    16,666 (13)                  0.3
 Rami Abada                         86,332 (14)                  1.5
 Ronald E. Rudzin                   45,832 (15)                  0.8
 Hans J. Klaussner
   and Klaussner                 1,424,500 (17)                 19.9

 All directors and executive     1,796,167(2)(3)(4)(5)(6)       26.5
 officers as a group               (10)(11)(12)(13)(14)
 (ten (10) persons)                    (15)(16)

 --------------------

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

      New York 11803. Mr. Greenfield and Mr. Love are brothers-in-law. See "Certain Relationships and Related Transactions."

 (3) Includes (a) 292,831 shares underlying options granted to Mr Greenfield by Mr. Love (the Greenfield Option"), over which Mr. Greenfield has no voting power but has shared dispositive power, as such shares may not be disposed of without the consent of Mr. Greenfield, and (b) 297,047 shares of Common Stock underlying vested options granted to Mr. Greenfield by the Company, with respect to which shares Mr. Greenfield would have sole voting and dispositive power upon exercise of such options. See "Executive Compensation." Does not include 1,200,000 shares of Common Stock underlying options which became exercisable on April 1, 1996 and which are owned by JCI Consultant, L.P. ("JCI"). Mr. Greenfield does not have the power to cause the exercise of such options by JCI. However, Mr. Greenfield would be the voting trustee for the shares of Common Stock upon exercise of such options and would have, subject to certain exceptions, the right to vote the shares issued upon such exercise. See "Certain Relationships and Related Transactions."

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

 (8) The address of David A. Belford is 2097 S. Hamilton Road, Suite 200, Columbus, Ohio 43232.

 (9) Represents the shares of Common Stock owned by a group which was formed to object to the proposed settlement of the derivative litigation referred to in "Legal Proceedings." The group consists of the following persons and entities, each of which has the sole and shared power to vote and dispose, and total beneficial ownership, of the shares of Common Stock set forth opposite such persons' or entity's name: (1) Anthony J. Pacchia ("Pacchia") - sole 11,000, shared 20,700, total 31,700; (2) F&Co., Inc. as Custodian for Pacchia under IRA Account - sole 16,000, shared 15,700, total 31,700; (3) Anthony J. Pacchia, P.C., (Money Purchase) fbo Pacchia - sole 2,500, shared 29,200, total 31,700;
      (4) Sandra Pacchia Custodian for Lee Pacchia - sole 1,100, shared 30,600, total 31,700; (5) Sandra Pacchia Custodian for Tom Pacchia - sole 1,100, shared 30,600, total 31,700; (6) Anthony T. Pacchia and Gloria Pacchia - sole 1,000, shared 15,000, total 16,000; (7) Anthony T. Pacchia, IRA Rollover - sole 15,000, shared 1,000, total 16,000; (8) Kenneth S. Grossman Trustee, Profit Sharing Plan DLJSC - Custodian fbo Kenneth S. Grossman sole 96,400, shared 3,500, total 99,900; (9) Kenneth S. Grossman
      - 3,500, sole 96,400 shared, total 99,900; (10) IRA fbo Patricia Berger, DLJSC as custodian - sole 3,500, shared 0, total 3,500, (11) Ellen Grossman, Custodian for Andrew Grossman UGMA/ NY - sole 5,000, shared 0, total 5,000; (12) IRA fbo Howard Berger, DLJSC as custodian - sole 3,500, shared 0, total 3,500; (13) IRA fbo Jill Berger, DLJSC as custodian, Rollover Account - sole 3,500, shared 0, total 3,500; (14) IRA fbo Herbert Berger, DLJSC as custodian - sole 5,000, shared 0, total 5,000; (15) Marilyn Levy - sole 5,000, shared 0, total 5,000; (16) Ellen Grossman, Custodian for Joshua Grossman UGMA/NY - sole 5,000, shared 0, total 5,000;
      (17) Amir Shaked  ("Shaked") - sole 37,700,  shared  1,300,  total 39,000;
      (18) IRA fbo  Shaked - sole  1,300,  shared  37,700,  total  39,000;  (19)
      Wexford Special Situations 1996, L.P. - sole 0, shared 142,783, total 142,783; (20) Wexford Special Situations 1996 Institutional L.P. - sole 0, shared 25,764, total 25,764; (21) Wexford Special Situations 1996 Limited
      - sole 0, shared 7,859, total 7,859; (22) Wexford-Euris Special Situations 1996, L.P. -sole 0, shared 36,094, total 36,094; (23) Wexford Management LLC - sole 0, shared 212,500, total 212,500; (24) IRA fbo Zachery Goldwyn
      - sole 52,500, shared 0, total 52,500. The address for group members (a) 1-5 is 602 Orchard Street, Cranford, New Jersey 07106, (b) 6 and 7 is 31 Center Board Drive, Bayville, New Jersey 08721, (c) 8-9, 11, 16, 17 and 18 is 620 Fifth Avenue, 7th Floor, New York, New York 10020, (d) 10 and 14 is 31 Wisconsin Avenue, N. Massapequa, New York 11578, (e) 12 and 13 is 58 Alpine Way, Dix Hills, New York 11746, (f) 15 is 155 East 76th Street, New York, New York 10022, (g) 19-21 and 23-24 is 411 West Putnam Avenue, Greenwich, Connecticut 06830, and (h) 22 is c/o Hemisphere Fund Managers Ltd., Harbour Centre, Georgetown, Grand Cayman Islands, B.W.I.

 (10) Includes  8,800  shares of Common  Stock  owned by Mr.  Wincig's  wife and
      26,332 shares of Common Stock underlying exercisable options. Does not include 2,668 shares of Common Stock underlying options which have not yet vested.

 (11) Includes, as to each individual, 25,000 shares of Common Stock underlying exercisable options.

 (12) Includes 16,666 shares of Common Stock underlying exercisable options, but does not include 33,334 shares of Common Stock underlying options which are not currently exercisable.

 (13) Includes 16,666 shares of Common Stock underlying exercisable options, but does not include 33,334 shares of Common Stock underlying options which are not currently exercisable.

 (14) Includes 33,332 shares of Common Stock underlying exercisable options, but does not include 166,668 shares of Common Stock underlying options which are not currently exercisable.

 (15) Includes 33,332 shares of Common Stock underlying exercisable options, but does not include 66,668 shares of Common Stock underlying options which are not currently exercisable.

 (16) Includes 16,666 shares of Common Stock underlying exercisable options, but does not include 33,334 shares of Common Stock underlying options granted to an officer of the Company other than a Named Executive Officer, which options are not yet vested.

 (17) Represents 1,424,500 shares underlying convertible preferred stock issued to Klaussner in connection with the Klaussner Investment. The preferred stock is not convertible until September 1, 1999, except that such convertibility will be accelerated upon the occurrence of certain events, including acquisitions of 12.5% or more of the Company's voting stock by third parties, commencement of a proxy solicitation or tender offer, mergers, asset sales, certain changes in the constitution of the Company's Board of Directors or if Harley Greenfield is no longer the Company's Chief Executive Officer and similar events. See "Certain Relationships and Related Transactions." Based on information contained in the Schedule 13D filed by Hans J. Klaussner and Klaussner, Hans J. Klaussner is the sole stockholder of the parent of Klaussner and, accordingly, may be deemed the beneficial owner of shares owned by Klaussner. The principal address of Klaussner is 405 Lewallen Street, Asheboro, North Carolina 27203.
      Hans J. Klaussner's address is 7614 Gegenbach, Germany.

         Based on the Company's review of reports filed by directors, executive officers and 10% shareholders of the Company on Forms 3, 4 and 5 pursuant to
Section 16 of the Securities and Exchange Act of 1934, all such reports were filed on a timely basis during fiscal year 1998.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

THE PRIVATE COMPANY

         Until November 1994 when Messrs. Greenfield and Seidner sold their interests in the Private Company for a long-term note (the "Jara Notes") and options to purchase the Common Stock owned by Mr. Love, Mr. Greenfield's brother-in-law and the Private Company, Harley J. Greenfield (the Chairman of the Board, Chief Executive Officer, President and a principal stockholder of the Company), Fred J. Love (a director of the Company until August 10, 1995 and principal stockholder of the Company as of August 29, 1998) and Edward B. Seidner (a director, officer and principal stockholder of the Company)
each owned 33-1/3% of Jara, which, together with its subsidiaries, comprises the Private Company, which owns or licenses the Private Stores. Following such sale, Mr. Love beneficially owns 100% of the Private Company. The Private Company is responsible for the warehousing and data processing services for the Company-owned stores, the Company's licensed stores and the Private Stores, and leases and operates the Warehouse Facilities. Until December 31, 1993, the Private Company was also responsible for the purchasing and for certain advertising and promotional activities for the Company-owned stores, the Company's licensed stores and the Private Stores. Effective January 1, 1994, the Company assumed the responsibility for purchasing and advertising for itself, its licensees, and the Private Stores. The Private Company is responsible for a share of all advertising production costs and costs of publication of promotional material within the New York area. Until October 28, 1993, a corporation of which Messrs. Greenfield, Seidner and Love each owned 33-1/3% (the "Licensor") owned the trademarks "Jennifer Convertibles(R)" and "With a Jennifer Sofabed, There's Always a Place to Stay(R)" (collectively the "Marks"). On October 28, 1993, the Marks were assigned to the Company from the Licensor for nominal consideration, and the Company agreed to license such Marks to Jara in New York, as described below. Mr. Love is, and until November 1994, Mr. Seidner was, an executive officer and director of Jara and the Licensor. During the fiscal year ended August 29, 1998, Mr. Greenfield and Mr. Seidner each received approximately $310,000 of interest on the Jara Notes from the Private Company. Beginning in April 1997, each of Mr. Greenfield and Mr. Seidner agreed to a $10,000 a month deferral of the amounts paid to them under the Jara Notes. The shares of Common Stock owned by Messrs. Greenfield, Love, and Seidner and Jara were pledged to Klaussner as part of the Klaussner transaction. In November 1994, Mr. Greenfield and Mr. Seidner sold their interests in the Private Company in exchange for the Jara Notes and options (the "Buy-Out Options") to purchase the Common Stock owned by Mr. Love and the Private Company. The Jara Notes are $10,273,204 in aggregate principal amount ($5,136,602 owned by Mr. Greenfield and $5,136,602 owned by Mr. Seidner), bear interest at a rate of 7.5% per annum (although, as described above, a portion of such interest is being deferred on a month-to-month basis) and are due in December 2023. Only interest is payable on the Jara Notes until December 1, 2001 and, thereafter principal is payable monthly through the maturity date. The Jara Notes are secured by (i) a security interest in the Private Company's personal property, (ii) Mr. Love's personal guarantee of the Private Company's performance under the Jara Notes, and (iii) a stock pledge by Mr. Love of his stock in the Private Company to secure his obligations under the guarantees. The Buy-Out Options are exercisable for an aggregate of 585,662 shares of Common Stock (292,831 by Mr. Greenfield and 292,831 by Mr. Seidner) at a price of $15.00 per share until they expire on November 7, 2004. In addition, Mr. Greenfield and Mr. Seidner each owe $1,300,000 to the Private Company.

THE LICENSE

         Pursuant to a license agreement between the Company and Jara, Jara has the perpetual, royalty-free right to use, and to sublicense and franchise the use of, the Marks in the State of New York. The license is exclusive in such territory, subject to certain exceptions.

THE PURCHASING AND WAREHOUSING AGREEMENT

         Prior to January 1, 1994, the Private Company and the Company were parties to a Warehousing and Purchasing Agreement (the "Original Warehousing Agreement") pursuant to which the Private Company was obligated to make merchandise available to the Company on the same basis as such merchandise was made available to the Private Stores and was obligated to promptly order merchandise requested by the Company to fill special orders. The Original
Warehousing Agreement provided that the Private Company would sell such merchandise to the Company at the Private Company's cost. Additionally, the Private Company was obligated to provide certain warehousing and handling services to the Company for up to 100 Company-owned stores and 200 Company licensed stores. In return, the Company paid the Private Company a fee equal to 5% of the retail selling price of all merchandise (including the retail selling price of any related services, such as fabric protection) delivered to customers of the Company's stores from the warehouse facilities operated by the Private Company, plus 5% of the retail selling price of all merchandise delivered from such warehouse facilities to Company-owned stores for display purposes. Effective January 1, 1994, the Company assumed the responsibility for purchasing for itself, its licensees and the Private Company on substantially the same terms as it was receiving from the Private Company prior to 1994. However, the Private Company continued to provide warehousing and handling services as described above. During the fiscal year ended August 29, 1998 the Company and the LPS paid warehouse fees under the Offset Agreement (as defined below) to the Private Company aggregating $5,576,000. During the fiscal year ended August 29, 1998, the Private Company purchased from the Company $11,745,000 of merchandise (net of discounts and allowances), which was paid under the Offset Agreement. Under the terms of the Warehousing Agreement, however, the Company was not obligated to use the Private Company's warehouse facilities.

         As set forth in "Business-Warehousing," the Private Company also provides certain other services at the Warehouse Facilities, including arranging for goods to be delivered to the Warehouse Facilities and customers and providing fabric protection and warranty services. The Private Company is reimbursed by the Company and its licensees for freight charges on deliveries to the Warehouse Facilities at predetermined freight rates. The Private Company provides data processing services for the Company, the Company's licensed stores and the private stores. The Private Company also provides fabric protection services, including a life-time warranty, to customers of the Company and its licensees. The Company retains approximately 2/3 of the revenues from fabric protection and the warranty. During the fiscal year ended August 29, 1998, the Company and the LPS paid under the Offset Agreement $2,775,000 for freight charges and $2,592,000 for fabric protection to the Private Company.

THE OFFSET AGREEMENT

         By agreement dated November 1, 1995, the Private Company and the Company acknowledged that as of August 26, 1995 the Private Company owed the
Company  $9,267,962,   certain  licensees   (consisting  of  the  Unconsolidated
Licensees other than S.F.H.C. and hereinafter referred to as the "Private Licensees") owed the Company $2,117,616 for merchandise purchased (of which $1,865,813 was past due) and the Company owed the Private Company $11,459,677. In addition, the Private Company agreed to assume the obligations of the Private Licensees referred to above and to offset the amounts owed to the Company by the Private Company against the amounts owed to the Private Company by the Company. By agreement dated March 1, 1996 (the "Offset Agreement"), the Private Company and the Company agreed to continue to offset, on a monthly basis, amounts owed by the Private Company and the Private Licensees to the Company for purchasing, advertising, and other services and matters against amounts owed by the Company to the Private Company for warehousing services, fabric protection, freight and other services and matters. In contemplation of a settlement, the parties are currently operating under an agreement which provides for monthly cash payments of current amounts due in excess of $1,000,000 owed to the Company. In addition, the Company paid the Private Company $650,000 in additional warehouse fees for the two fiscal years ended August 30, 1997 and since January 1, 1998 has assumed certain payroll expenses previously funded by the Private Company which totaled $948,000 in the fiscal year ended August 29, 1998. Such payroll expenses aggregate approximately $1,400,000 on an annual basis.

         The Private Company paid for all current charges under the Offset Agreement during fiscal 1998. Amounts owed by the Private Company and certain licensees to the Company as of August 29, 1998 (consisting of unpaid amounts from fiscal 1996 and prior years totaling $5,468,000) are reserved against in the accompanying consolidated financial statements due to uncertain collectibility. As of August 29, 1998, the Private Company owed $601,000 to the Company under the Offset Agreement, which has since been fully paid. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

THE ADVERTISING AGREEMENT

         Under the advertising agreement with the Private Company, the Private Company bears a share of all advertising production costs and costs of publication of promotional advertising material within the New York area. During the fiscal year ended August 29, 1998, the Company charged the Private Company $1,800,000 in respect to the Private Company and the Private Licensees, which has been paid under the Offset Agreement, and charged S.F.H.C. $339,000.

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

OTHER MATTERS

         As described under the heading "The Committee" below, a committee of the Board of Directors consisting of Michael Colnes concluded that the Company had claims against Messrs. Greenfield, Love, Seidner and the Private Company. During fiscal 1998, the Company paid legal fees for Harley J. Greenfield of $3,500 in connection with these matters.

JCI

         Related parties of JCI, which is the holder of options to purchase 1,200,000 shares of Common Stock, also own the limited partnership interest in Jennifer Chicago, L.P. (the "Chicago Partnership"), an LP which operates, pursuant to a license agreement with the Company, 14 Jennifer Convertibles stores in the Chicago, Illinois area, and, until the Company purchased it as of September 1, 1994, Jennifer L.P. II ("L.P. II"), an LP which operated, pursuant to a license agreement with the Company, 21 Jennifer Convertible stores in the Detroit, St. Louis, Indianapolis, Milwaukee and Kansas City metropolitan areas. During the fiscal year ended August 29, 1998, the Company earned $506,000 of royalties from the Chicago Partnership, which are not separately shown in the financial statements due to the consolidation of the LPS for financial statement purposes.

OTHER MATTERS

         Rami Abada, the Company's President and Chief Operating Officer, owns two corporations which each own a licensed Jennifer Convertibles store. During the year ended August 29, 1998, such corporations purchased $699,000 of merchandise and incurred royalties of $73,000 from the Company, all of which were paid in full under the Offset Agreement. Such corporations have received financing from the Private Company (with a balance of $413,092 as of August 29, 1998) and, by a letter agreement dated March 14, 1997 among the Private Company, the Company and the two corporations, all amounts owed by the two corporations to the Company incurred subsequent to September 1, 1996 were paid through the allocation of amounts to be credited to the Private Company under the Offset Agreement.

During the fiscal year ended August 29, 1998, Mr. Abada received $330,000 of salary, severance pay, distributions and other payments from such licensees and the Private Company.

         Ronald Rudzin, the Company's Senior Vice President, owns one licensed Jennifer Convertibles store and his mother owns two licensed Jennifer Convertibles stores. As of August 29, 1998, all amounts owed by the three corporations to the Company incurred subsequent to September 1, 1996 were paid through the allocation of amounts to be credited to the Private Company under the Offset Agreement. During the year ended August 29, 1998, such corporations purchased $1,473,000 of merchandise and incurred $142,000 from the Company, all of which were paid in full under the Offset Agreement. During the fiscal year ended August 29, 1998, Mr. Rudzin received approximately $214,983 of salary, distributions and other payments from such licensees and the Private Company.

         Amounts owed to the Company by the corporate licensees referred to above, (each of which is a Private Licensee) have been fully reserved against in the accompanying financial statements for the 1996, 1997 and 1998 fiscal years due to uncertain collectibility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company uses and the Private Company from time to time, also uses Wincig & Wincig, a law firm of which Bernard Wincig, a director of the Company and a stockholder, is a partner. Mr. Wincig and his firm received $153,827 of legal fees from the Company and the LPS and $19,023 from the Private Company during the fiscal year ended August 29, 1998.

         On December 11, 1997, Klaussner purchased 10,000 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") for $5,000,000. In connection with such purchase, Klaussner waived any defaults under the Credit and Security Agreement and approximately $2,965,650 of the proceeds of such investment were used to pay all balances due to Klaussner which had been billed and outstanding for more than 60 days. The Preferred Stock is non-voting and is convertible, commencing on September 1, 1999 (subject to acceleration as described below), into 1,424,500 shares of Common Stock (an effective conversion price of $3.51 per share), subject to adjustment for stock splits, stock dividends and similar events. The Preferred Stock has a liquidation preference of $5,000,000. No cash dividends are to be paid on the Common Stock unless the holders of the Preferred Stock receive the same dividend on the Preferred Stock on an "as-converted" basis. The convertibility of the Preferred Stock can be accelerated under certain circumstances, including (i) if any person or group (other than Harley J. Greenfield, Edward B. Seidner, Fred Love or Jara Enterprises, Inc.) becomes the beneficial owner of 12.5% or more of the Company's voting stock, (ii) the execution of an agreement providing for the acquisition of the Company or substantially all of its assets or the acquisition of a subsidiary or subsidiaries which generate in excess of 10% of the Company's revenues, (iii) if Harley Greenfield is no longer the Company's Chief Executive Officer or if the Continuing Directors (as defined) do not constitute a majority of the Board of Directors, (iv) the commencement by a third party of a tender or exchange offer for the Common Stock, (v) the adoption of a plan of liquidation, or (vi) if any person commences a proxy solicitation without the approval of the

Company's  Board of  Directors.  In connection  with the  Klaussner  Investment,
Klaussner received the right of first refusal (the "Right"), if the Company sells Common Stock or Common Stock equivalents (such as options or convertible securities) at a price (or an effective price in the case of equivalents) of less than $3.51 per share to purchase Common Stock (or equivalents such as options or convertible securities). Klaussner will have the Right so long as it owns at least 10% of the outstanding Common Stock (on an "as converted" basis). Klaussner also received certain demand registration rights to require the Company, at the Company's expense, to register the shares of Common Stock underlying the Preferred Stock and any shares it acquires upon exercise of the Right.

         In connection with the Klaussner Investment, the Credit and Security Agreement was modified to provide a late payment fee at a rate of .67% per month for invoices the Company pays beyond the normal 60 days terms.

         In fiscal 1998, Klaussner gave the Company $1,694,000 of vendor allowances for a repair program and in December 1997, Klaussner made the Klaussner Investment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and also see "Business- Sources of Supply" for other transactions with Klaussner.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) Financial Statements. See the Index immediately following the signature page.

         (b)     Reports on Form 8-K.

                 During the quarter ended August 29, 1998, the Company did not file any Current Reports on Form 8-K.


         (c)     EXHIBITS.

         3.1     -        Certificate   of    Incorporation   of   the   Company
                          (Incorporated  herein by  reference  to Exhibit 3.1 to
                          the  Company's   Registration   Statement  -File  Nos.
                          33-22214 and 33-10800 (the "Registration Statement")).

         3.2     -        Certificate  of  Designations,  Preferences and Rights
                          of Series A  Preferred  Stock.(Incorporated  herein by
                          reference  to  Exhibit  3.2  to the  Company's  Annual
                          Report  on Form  10-K for the year  ended  August  30,
                          1997)

         3.3     -        Certificate of Designations, Preferences and Rights of
                          Series B Preferred Stock.

         3.4     -        By-Laws  of  the  Company.   (Incorporated  herein  by
                          reference  to  Exhibit  3.2  to the  Company's  Annual
                          Report  on Form  10-K for the year  ended  August  26,
                          1995).

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

         10.22   -        [DELIBERATELY OMITTED]

         10.23   -        [DELIBERATELY OMITTED]

         10.24   -        [DELIBERATELY OMITTED]

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

         10.29   -        1997  Stock  Option  Plan   (Incorporated   herein  by
                          reference  to Exhibit  10.29 to the  Company's  Annual
                          Report on Form 10-K for the fiscal  year ended  August
                          30, 1997.)

         10.30   -        Stock  Purchase  Agreement,  dated  December 11, 1997,
                          between  Klaussner  and  the  Company.   (Incorporated
                          herein by reference to Exhibit  10.30 to the Company's
                          Annual  Report on Form 10-K for the fiscal  year ended
                          August 30, 1997.)

         10.31   -        Registration  Rights  Agreement,  dated  December  11,
                          1997, between Klaussner and the Company.(Incorporated herein by reference to Exhibit 10.30 to the Company's
                          Annual  Report on Form 10-K for the fiscal  year ended
                          August 30, 1997.)

         10.32   -        Waiver and Modification Agreement,  dated December 11,
                          1997,  between  Klaussner  and  related  entities  and
                          Jennifer  Purchasing  Corp.,  Jennifer   Convertibles,
                          Inc.,  Jennifer  Convertibles   Licensing  Corp.,  and
                          Jennifer L.P. III.(Incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form
                          10-K for the fiscal year ended August 30, 1997.)

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

            NAME                    POSITION                          DATE
            ----                    --------                          ----

  /s/ HARLEY J. GREENFIELD   Chairman of the Board and         December 10, 1998
  ------------------------   Chief Executive Officer
      Harley J. Greenfield   (Principal Executive
                             Officer)


  /s/ GEORGE J. NADEL        Executive Vice President, Chief   December 10, 1998
  ------------------------   Financial Officer and Treasurer
      George J. Nadel        (Principal Financial Officer and
                             Principal Accounting Officer)

  /s/ EDWARD B. SEIDNER      Director                          December 10, 1998
  ------------------------
      Edward B. Seidner


  /s/ BERNARD WINCIG          Director                         December 10, 1998
  ------------------------
      Bernard Wincig


  /s/ EDWARD BOHN             Director                         December 10, 1998
  ------------------------
      Edward Bohn


  /s/ KEVIN J. COYLE          Director                         December 10, 1998
  ------------------------
      Kevin J. Coyle


  /s/ RAMI ABADA              President and Director           December 10, 1998
  ------------------------
      Rami Abada

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                          Index to Financial Statements




Independent Auditors' Report.........................................F1


Consolidated Balance Sheets at August 29, 1998 and
  August 30, 1997 ...................................................F2

Consolidated Statements of Operations for the years ended
August 29, 1998, August 30, 1997 and August 31, 1996.................F3


Consolidated Statements of (Capital Deficiency) for the
years ended August 29, 1998, August 30, 1997,
and August 31, 1996 .................................................F4


Consolidated Statements of Cash Flows for the years ended
August 29, 1998, August 30, 1997 and August 31, 1996.................F5


Notes to the Consolidated Financial Statements.......................F6

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Jennifer Convertibles, Inc.
Woodbury, New York


We have audited the accompanying consolidated balance sheets of Jennifer Convertibles, Inc. (the "Company") and subsidiaries as of August 29, 1998 and August 30, 1997, and the related consolidated statements of operations, capital deficiency and cash flows for each of the three years in the period ended August 29, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 3, the Company has significant transactions with related parties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jennifer Convertibles, Inc. and subsidiaries as of August 29, 1998 and August 30, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 29, 1998, in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
November 25, 1998


                                       F1

                         JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                                  Consolidated Balance Sheets
                             (In thousands, except for share data)


                ASSETS

                (SEE NOTE 5)                                August 29, 1998   August 30, 1997
                                                            ---------------   ---------------
Current assets:
       Cash and cash equivalents                                 $  4,384           $  3,405
       Accounts receivable                                            500              1,149
       Merchandise inventories                                     10,018              7,943
       Due from Private Company
         and Unconsolidated Licensees, current portion                601                 --
       Prepaid expenses and other current assets                      388                477
                                                                 --------           --------
            Total current assets                                   15,891             12,974

Store fixtures, equipment and leasehold improvements,
   at cost, net                                                     6,147              7,669
Due from Private Company and Unconsolidated
       Licensees, net of reserves of
       $6,696 and $6,898 at August 29, 1998
       and August 30, 1997                                             --                 --

Deferred lease costs and other intangibles, net                       783              1,001
Goodwill, at cost, net                                                535                553
Other assets (primarily security deposits)                            743                801
                                                                 --------           --------
                                                                 $ 24,099           $ 22,998
                                                                 ========           ========


                      LIABILITIES AND (CAPITAL DEFICIENCY)

Current liabilities:
       Accounts payable, trade                                   $ 14,917           $ 16,614
       Customer deposits                                            6,892              8,841
       Accrued expenses and other current liabilities               5,192              4,777
                                                                 --------           --------
            Total current liabilities                              27,001             30,232

Deferred rent and allowances                                        5,497              5,712
Long-term obligations under capital leases                             49                421
                                                                 --------           --------
               Total liabilities                                   32,547             36,365
                                                                 --------           --------


Commitments and contingencies (Note 9)

(Capital deficiency)
Preferred stock, par value $.01 per share
       Authorized 1,000,000 shares; 10,000 issued and
       outstanding at August 29, 1998, none at August 30, 1997
       liquidation preference $5,000                                   --                 --
Common stock, par value $.01 per share
       Authorized 10,000,000 shares; issued and
       outstanding 5,700,725 shares at August 29, 1998
       and August 30, 1997                                             57                 57
Additional paid-in capital                                         27,710             22,911
Notes receivable from warrant holders                                (270)              (300)
Accumulated (deficit)                                             (35,945)           (36,035)
                                                                 --------           --------
                                                                   (8,448)           (13,367)
                                                                 --------           --------

                                                                 $ 24,099           $ 22,998
                                                                 ========           ========


                     See Notes to the Consolidated Financial Statements.

                                              F2


                             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                                Consolidated Statements of Operations
                                  (In thousands, except share data)

                                                      Year ended           Year ended     Year ended
                                                    August 29, 1998     August 30, 1997 August 31, 1996
                                                       (52 Weeks)          (52 Weeks)    (53 Weeks)
                                                      -----------         -----------    -----------
Net sales                                             $   111,541         $    97,789    $   106,041
                                                      -----------         -----------    -----------

Cost of sales, including store occupancy,
       warehousing, delivery and fabric protection
       (including charges from Private Company of
       $10,943, $10,390, and $11,386)                      74,054              67,114         72,708
Selling, general and administrative expenses               35,984              32,904         37,618
Depreciation and amortization                               1,727               1,840          1,852
(Recovery)provision for losses on amounts due from
       Private Company and Unconsolidated Licensees          (196)               (426)           952
Loss from store closings                                      355                  55            191
                                                      -----------         -----------    -----------
                                                          111,924             101,487        113,321
                                                      -----------         -----------    -----------

Operating (loss)                                             (383)             (3,698)        (7,280)
                                                      -----------         -----------    -----------
Other income (expense):
       Royalty income                                         386                 374            375
       Interest income                                        108                  67            195
       Interest expense                                      (172)                (28)           (47)
       Other income, net                                      271                 319            880
                                                      -----------         -----------    -----------
                                                              593                 732          1,403
                                                      -----------         -----------    -----------
Income (loss) before income taxes                             210              (2,966)        (5,877)
Income taxes                                                  120                  95            146
                                                      -----------         -----------    -----------

Net income (loss)                                     $        90         ($    3,061)   ($    6,023)
                                                      ===========         ===========    ===========


Basic income (loss) per share                         $      0.02         ($     0.54)   ($     1.06)
                                                      ===========         ===========    ===========

Diluted income (loss) per share                       $      0.01         ($     0.54)   ($     1.06)
                                                      ===========         ===========    ===========

Weighted average common shares outstanding
       basic income (loss) per share                    5,700,725           5,700,725      5,700,725

Effect of potential common share issuances:
       Stock options                                       32,641                  --             --
       Convertible preferred stock                      1,068,375                  --             --
                                                      -----------         -----------    -----------

Weighted average common shares outstanding
       diluted income (loss) per share                  6,801,741           5,700,725      5,700,725
                                                      ===========         ===========    ===========

                       See Notes to the Consolidated Financial Statements.


                                               F3

                                         JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                                       Consolidated Statements of (Capital Deficiency)
                           Fiscal Years ended August 29, 1998, August 30, 1997 and August 31, 1996
                                            (In thousands, except for share data)


                                     Preferred stock       Common stock      Additional Notes receivable
                                    -----------------  --------------------   paid-in     from warrant Accumulated
                                    Shares  Par value  Shares     Par value   capital       holders     (deficit)     Totals
                                    ------  ---------  ------     ---------   -------       -------     ---------     ------
Balances at August 26, 1995           --       --   5,700,725   $      57   $  22,911    $    (300)   $ (26,951)   $  (4,283)

Net (loss)                            --       --          --          --          --           --       (6,023)      (6,023)
                                 -------   ------   ---------   ---------   ---------    ---------    ---------    ---------

Balances at August 31, 1996           --       --   5,700,725          57      22,911         (300)     (32,974)     (10,306)

Net (loss)                            --       --          --          --          --           --       (3,061)      (3,061)
                                 -------   ------   ---------   ---------   ---------    ---------    ---------    ---------

Balances at August 30, 1997           --       --   5,700,725          57      22,911         (300)     (36,035)     (13,367)

Write off of Notes Receivable
  from warrant holders                --       --          --          --         (30)          30           --           --

Net income                            --       --          --          --          --           --           90           90

Sale of Series A Preferred Stock  10,000       --          --          --       4,829           --           --        4,829
                                 -------   ------   ---------   ---------   ---------    ---------    ---------    ---------

Balances at August 29, 1998       10,000       --   5,700,725   $      57   $  27,710    $    (270)   $ (35,945)   $  (8,448)
                                 =======   ======   =========   =========   =========    =========    =========    =========

                                     See Notes to the Consolidated Financial Statements.

                                                              F4

                                     JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                                        Consolidated Statements of Cash Flows
                                                   (in thousands)

                                                                    Year ended    Year ended        Year ended
                                                                 August 29, 1998 August 30, 1997  August 31, 1996
                                                                 --------------- ---------------  ---------------
                                                                   (52 Weeks)     (52 Weeks)        (53 Weeks)
                                                                   ----------     ----------        ----------

Cash flows from operating activities:
Net income (loss)                                                $    90           ($3,061)         ($6,023)
Adjustments to reconcile net income (loss) to net cash
           (used in) provided by operating activities:
           Depreciation and amortization                           1,727             1,840            1,852
           (Recovery) provision for losses on amounts due from
              Private Company and Unconsolidated Licensees          (196)             (426)             952
           Loss from store closings                                  355                40              191
           Deferred rent                                            (183)              (62)             246
           Provision for warranty costs                              100               204               --
           Changes in operating assets and liabilities:
              (Increase) decrease in merchandise inventories      (2,075)              278            1,211
              Decrease in refundable income taxes                     --                23              108
              Decrease (increase) in prepaid expenses
              and other current assets                                89               (23)             408
              Decrease in accounts receivable                        649               439              916
              (Increase) decrease in due from Private Company
                and Unconsolidated Licensees                        (405)              426             (952)
              Decrease in other assets                                 9               124               46
              (Decrease) increase in accounts payable trade       (1,697)              868             (362)
              (Decrease) in customer deposits                     (1,949)              (34)            (142)
              (Decrease) in accrued expenses and
                and other current liabilities                       (121)             (501)          (1,499)
                                                                 -------           -------          -------
Net cash (used in) provided by operating activities               (3,607)              135           (3,048)
                                                                 -------           -------          -------

Cash flows from investing activities:
Capital expenditures                                                (141)             (206)            (989)
Deferred lease costs and other intangibles                            16                64               15
                                                                 -------           -------          -------
Net cash (used in) investing activities                             (125)             (142)            (974)
                                                                 -------           -------          -------

Cash flows from financing activities:
Payments of obligations under capital leases                        (118)             (188)            (107)
Sale of Series A Preferred Stock                                   4,829                --               --
                                                                 -------           -------          -------
Net cash provided by (used in) financing activities                4,711              (188)            (107)
                                                                 -------           -------          -------

Net increase (decrease)in cash and cash equivalents                  979              (195)          (4,129)
Cash and cash equivalents at beginning of year                     3,405             3,600            7,729
                                                                 -------           -------          -------

Cash and cash equivalents at end of year                         $ 4,384           $ 3,405          $ 3,600
                                                                 =======           =======          =======

Supplemental disclosure of cash flow information:
              Income taxes paid during the year                  $   102           $    95          $   108
                                                                 =======           =======          =======

              Interest paid                                      $   172           $    28          $    47
                                                                 =======           =======          =======

Supplemental disclosure of noncash transactions:
Acquistion of equipment through capital lease financing               --           $   379               --
                                                                 =======           =======          =======

See Note 9 - Commitments, Contingencies and other Matters

                     See Notes to the Consolidated Financial Statements.

                                       F5

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 29, 1998, August 30, 1997 and August 31, 1996
                     (In thousands except for share amounts)


(1)       Business and Basis of Preparation
          ---------------------------------

          The consolidated financial statements include the accounts of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and as described below, certain licensees. The Company is the owner and licensor of domestic sofabed specialty retail stores that specialize in the sale of a complete line of sofabeds and companion pieces such as loveseats, chairs and recliners and specialty retail stores that specialize in the sale of leather furniture. As at August 29, 1998 and August 30, 1997, 82 and 84 Company-owned stores operated under the Jennifer Convertibles, Jennifer Leather and Jennifer Living Rooms names.

          Commencing in the latter part of the fiscal year ended August 31, 1992, the Company began licensing stores to limited partnerships ("LP's") of which a subsidiary of the Company is the general partner. The Company's subsidiary made nominal capital contributions to the LP's and the limited partners contributed approximately $6,660. All of the LP's have had losses since inception and the Company has made advances to them to fund such losses. The Company has control of the LP's and, as a result, consolidates the accounts of the LP's in its financial statements. Included in the Company's Consolidated Statement of Operations are the losses of the LP's in excess of the limited partners' capital contributions. As at August 29, 1998 and August 30, 1997, the LP's operated 62 and 63 stores under the Jennifer Convertibles name.

          The Company has also licensed stores to parties which may be deemed affiliates ("Unconsolidated Licensees"). Under the applicable license agreements, the Company is entitled to a royalty of 5% of sales. As at August 29, 1998 and August 30, 1997, 11 stores were operated by such Unconsolidated Licensees and the results of their operations are not included in the consolidated financial statements (See Notes 3 and 9).

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

          The Company, the LP's, the Private Company and the Unconsolidated Licensees have had numerous transactions with each other as more fully discussed in Note 3. Further, the Company had made advances to the Private Company and the Unconsolidated Licensees which have been substantially reserved for. Because of

                                       F6

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 29, 1998, August 30, 1997 and August 31, 1996
                     (In thousands except for share amounts)

the numerous related party transactions, the results of operations are not necessarily indicative of what they would be if all transactions were with independent parties.

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company had a small profit in the fiscal year ended August 29, 1998 and incurred net losses in the two prior fiscal years. In addition, at August 29, 1998, the Company has both a working capital deficiency of $11,110 and a capital deficiency of $8,448. As more fully discussed in Note 9, the Company is involved in the following unresolved matters which may have a significant impact on the Company's operations and financial condition:

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

Management has addressed certain of the aforementioned issues, as follows:

                  o As discussed in Note 9, on November 20, 1998 final court approval of all class action litigation against the Company was received, the cash portion of which will be funded entirely by the Company's insurance carriers.

                  o Approximately 16 unprofitable stores have been closed from 1996 through 1998 and expense reduction plans have been implemented throughout all operational areas of the Company.

                  o As discussed in Note 5, the Company has entered into a credit and security agreement with its largest supplier, Klaussner Furniture Industries, Inc. ("Klaussner") (which accounts for approximately 70% of the Company's purchases of merchandise) which, based on current terms, effectively extended the payment terms for merchandise shipped from 60 days to 81 days. Additionally, allowances of $1,694 and $2,241 were obtained from Klaussner for the two fiscal years ended August 29, 1998 of which $1,694 and $1,166, respectively, reduced cost of goods sold and in fiscal 1997, $1,075 reduced selling, general and administrative expenses.

                  o As discussed in Note 12, the Company sold to (In thousands except for share amounts) Klaussner 10,000 shares of convertible preferred stock for $5,000.

                                       F7

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 29, 1998, August 30, 1997 and August 31, 1996


(2)       Summary of Significant Accounting Policies Principles of Consolidation
          ----------------------------------------------------------------------

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

          Merchandise Inventories
          -----------------------

          Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                             8/29/98   8/30/97
                             -------   -------
         Showrooms           $ 4,113   $ 4,271
         Warehouses            5,905     3,672
                             -------   -------
                             $10,018   $ 7,943
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

          Goodwill
          --------

          Goodwill consists of the excess of cost of the Company's investments in certain subsidiaries over the fair value of net assets acquired. Impairment is assessed based on cash flows of the related stores. Goodwill is being amortized over forty years from the acquisition date using the straight-line method. Accumulated amortization at August 29, 1998 and August 30, 1997 amounted to $592 and $574, respectively.


                                       F8

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 29, 1998, August 30, 1997 and August 31, 1996

                     (In thousands except for share amounts)

          Deferred Lease and Other Intangible Costs
          -----------------------------------------

          Deferred lease costs, consisting primarily of lease commissions and payments made to assume existing leases are deferred and amortized over the term of the lease.

          Deferred Rent and Allowances
          ----------------------------

         Pursuant to certain of the Company's leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and work allowances granted by the landlord. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases reduced by work allowances granted, on a straight-line basis, over the respective lease term. Accordingly, the Company has recorded deferred rent and allowances of $5,497 and $5,712 at August 29, 1998 and August 30, 1997, respectively.

          Revenue Recognition
          -------------------

         Sales are recognized upon delivery of the merchandise to the customer. A minimum deposit of 50% is typically required upon placing a non-financed sales order. The Company also sells financed receivables on a non-recourse basis to a finance company. Fees paid to the finance company are included in selling, general and administrative expenses.

          Earnings (Loss) Per Share
          -------------------------

         The Company calculates its income (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FASB 128"). FASB 128 requires dual presentation of "basic" and "diluted" income (loss) per share. Basic income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income per share gives effect to Convertible Preferred Stock, options and warrants in periods where they are dilutive. The effect of these securities are excluded from diluted
(loss) per share in the year ended August 30, 1997 and August 31, 1996 because they are anti-dilutive.

          Advertising
          -----------

          Advertising costs are expensed as incurred.

          Warranties
          ----------

          Estimated warranty costs are expensed in the same period that sales are recognized.

                                       F9

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 29, 1998, August 30, 1997 and August 31, 1996

                     (In thousands except for share amounts)


          Concentration of Risks
          ----------------------

          The Company purchases 85% of its inventory from two suppliers (70% and 15%, respectively) under normal or extended trade terms. The larger supplier, Klaussner, has executed a Credit and Security Agreement with the Company and has purchased Series A Convertible Preferred Stock (See Notes 5 and 12).

          The Company utilizes many local banks as depositories for cash receipts received at its showrooms. Such funds are transferred weekly to concentration accounts maintained at one commercial bank. At August 29, 1998 and August 30, 1997, amounts on deposit with this one bank totalled 82% and 76% of total cash, respectively.

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

          Fair Value of Financial Instruments
          -----------------------------------

          Financial instruments include accounts receivable, accounts payable and customer deposits. The carrying amount of these instruments approximate fair value due to their short-term nature.

          Recently Issued Accounting Pronouncements
          ------------------------------------------

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. The Company is reviewing the impact of SFAS No. 131 which is effective for the year ending August 28, 1999.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities to be expensed as incurred. SOP 98-5, is effective for the year ending August 26, 2000. As of August 29, 1998 there are no unamortized pre-opening costs.

                                       F10

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 29, 1998, August 30, 1997 and August 31, 1996

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

Indicated below are the amounts charged by the Private Company:

                                        Year Ended
                               -------------------------
                               8/29/98  8/30/97  8/31/96
                               -------  -------  -------
Included in Cost of Sales:
  Freight                      $ 2,775  $ 2,827  $ 3,042
  Fabric protection services     2,592    2,543    2,972
  Warehousing fees at 5%         5,576    4,890    5,302
  Additional warehouse fees
   (See below)                       -      130      520
                               -------  -------  -------
                               $10,943  $10,390  $11,836
                               =======  =======  =======

          Effective January 1, 1994, the Company assumed the responsibility from the Private Company for purchasing merchandise for itself, the LP's, the Unconsolidated Licensees and the Private Company. During the years ended August 29, 1998, August 30, 1997 and August 31, 1996, approximately $11,745, $10,671, and $10,471, respectively, of inventory at cost (before rebates) was purchased by the Private Company through the Company and $2,172, $1,883 and $1,900, respectively, of inventory at cost (before rebates) was purchased by the Unconsolidated Licensees (excluding S.F.H.C.) through the Company. In addition, effective January 1, 1994, the Private Company transferred to the Company the right to receive the benefit of any vendor discounts and allowances in respect to merchandise purchased by the Company on behalf of the LP's and certain other licensees. The Company had always been entitled to the benefit of such discounts in respect to merchandise purchased by the Company for its stores. To evidence its obligation for certain accrued discounts, the Private Company executed a promissory note in the amount of $1,000. This note, which bore interest at 8% per annum, was payable in equal monthly installments over three years commencing August 1, 1994 and was repaid in full in the year ended August 30, 1997. In addition, the Private Company retained the right to receive the benefit of any discounts refunded or credited by suppliers in respect of merchandise purchased by the Private Company through the Company. For the year ended August 31, 1996, $583 was credited to the Private Company on account of discounts for such year, $590 was credited for the year ended August 30, 1997 and $628 was credited for the year ended August 29, 1998.

                                       F11

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 29, 1998, August 30, 1997 and August 31, 1996

                     (In thousands except for share amounts)

          Prior to  January  1,  1994,  the  Company  was  party to  Advertising
Agreements with the Private Company. Effective January 1, 1994, the Company assumed the responsibility of advertising for itself, the LP's, the Unconsolidated Licensees and the Private Company. Under the new arrangement, the Private Company, Unconsolidated Licensees and S.F.H.C. are charged a share of advertising costs. Such charges aggregated $2,139, $2,218 and $2,374 for the years ended August 29, 1998, August 30, 1997 and August 31, 1996, respectively.

          Two executive officers of the Company own interests in certain Unconsolidated Licensee stores. Rami Abada, President and Chief Operating Officer of the Company, owned a 20% interest (until October 1996) in Southeastern Florida Holding Corp. ("S.F.H.C.") which owns six licensed stores. During the years ended August 29, 1998, August 30, 1997 and August 31, 1996, S.F.H.C. incurred approximately $176, $166 and $160 respectively, in royalty expense to the Company. The same executive also owned (until October 1996) a 20% interest in two other corporations that are also part of the Unconsolidated Licensees. During the years ended August 29, 1998, August 30, 1997 and August 31, 1996, such corporations incurred approximately $73, $74 and $81, respectively, in royalty expense to the Company. Ronald Rudzin, Senior Vice President, owns one licensed store and his mother owns two licensed stores which, during the years ended August 29, 1998, August 30, 1997 and August 31, 1996 incurred royalty expense aggregating approximately $142, $131 and $134, respectively, to the Company (See Note 10).

          In October 1996, Rami Abada transferred his 20% interest in S.F.H.C. to individuals who were also limited partners in LP's III, IV and V (see Note
11). In turn, he received the remaining 80% equity interest in the two corporate Unconsolidated Licensees, described in the preceding paragraph, that were owned by such individuals.

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

          By agreement dated March 1, 1996, the Private Company and the Company agreed to continue to offset, on a monthly basis, amounts owed by the Private Company and certain Unconsolidated Licensees to the Company for purchasing, advertising and other services and matters against amounts owed by the Company to the Private Company for warehousing services, fabric protection, freight and other services and matters. To the extent that either party owes the other an amount in excess of $1,000 for current obligations, such excess is to be paid in cash to either party. Since the inception of this agreement, the Private Company has paid current obligations in excess of $1,000. At August 29, 1998, amounts owed under the offset agreement totaled $601 which was fully paid by October 15, 1998.

                                       F12

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 29, 1998, August 30, 1997 and August 31, 1996

                     (In thousands except for share amounts)

          In connection with the uncertainty of collectibility and in consideration of the potential additional financial support that the Company may provide to the Private Company and the Unconsolidated Licensees, the Company accounts for transactions with these entities on an offset basis. However, if the result of the offset is a receivable due, then such net amount will be recognized only at the time when cash is received from these entities.

          All other amounts previously due from the Private Company and Unconsolidated Licensees have been fully reserved in the consolidated financial statements since these entities have losses and/or capital deficiencies, as follows:

                                    Unconsolidated
                                      Licensees
                             Private (Other Than
                             Company   S.F.H.C.)    S.F.H.C.  Totals
                             -------   ---------    --------  ------
At August 29, 1998:
------------------
Gross amount due            $  3,166    $ 2,302    $ 1,829    $ 7,297
Reserves                      (2,565)    (2,302)    (1,829)    (6,696)
                            --------    -------    -------    -------
Net Amount                  $    601    $   -0-    $   -0-    $   601
                            ========    =======    =======    =======

At August 30, 1997:
------------------
Gross amount due            $  2,335    $ 2,355    $ 2,208    $ 6,898
Reserves                      (2,335)    (2,355)    (2,208)    (6,898)
                            --------    -------    -------    -------
Net Amount                  $    -0-    $   -0-    $   -0-    $   -0-
                            ========    =======    =======    =======

At August 31, 1996:
------------------
Gross amount due            $  2,486    $ 2,537    $ 2,301    $  7,324
Reserves                      (2,486)    (2,537)    (2,301)     (7,324)
                            --------    -------    -------    --------
Net Amount                  $    -0-    $   -0-    $   -0-    $    -0-
                            ========    =======    =======    ========

         Pursuant to a proposed settlement agreement with the Private Company that was never completed, the Company entered into the monthly offset agreement on March 1, 1996 (described above) which extended a $1,000 line of credit to the Private Company. In addition, the Company paid the Private Company $650 in additional warehouse fees for the two fiscal years ended August 30, 1997 and since January 1, 1998 has assumed certain payroll expenses previously funded by the Private Company which totaled $948 in the fiscal year ended August 29, 1998. Such payroll expenses aggregate approximately $1,400 on an annual basis.

          The  Private   Company  has  stated  that,  if  a  settlement  is  not
consummated, it may assert claims of approximately $1,200 against the Company for various additional amounts owed from prior years. The Company believes the claims are either without merit or would be exceeded by the amount of counter-claims the Company would make under such circumstances. Accordingly, the Company has not provided for any losses that may occur as a result of this assertion.

                                       F13

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 29, 1998, August 30, 1997 and August 31, 1996

                     (In thousands except for share amounts)

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

          Effective September 1, 1994, Harley Greenfield, who at that time was the President and Chief Executive Officer, and Edward Seidner, who became an Executive Vice President on such date, began receiving a salary of $400 and $300 per annum, respectively, from the Company. Such amounts were reduced, effective February 1, 1996 to $320 and $240 per annum, respectively. In addition, they receive substantial economic benefits from the Private Company (see Note 3).

          Effective January 1, 1994, Rami Abada, who at that time was Executive Vice President (now President) and Chief Operating Officer, and Ronald Rudzin, Senior Vice President, each began receiving a salary of $150 per annum from the Company. Such amounts were reduced, effective February 1, 1996 to $120 each per annum. In addition, they receive substantial economic benefits from the Private Company and certain Unconsolidated Licensees.

          Another director (and stockholder) of the Company received approximately $154, $164 and $188 in legal fees in the fiscal years ended in 1998, 1997 and 1996, respectively. Further, he owned, until May 1995, a 20% interest in each of two Private Company stores and receives economic benefits from the Private Company.

         See Notes 1 and 5 for transactions with Klaussner.

(4)       Store Fixtures, Equipment and Leasehold Improvements
          ----------------------------------------------------

                                                  August 29,  August 30,
                                                     1998        1997
                                                  ---------    --------
          Automobiles                             $      58    $     68
          Store fixtures and furniture                6,047       6,097
          Leasehold improvements                      6,325       6,498
          Computer equipment                          1,476       1,446
                                                  ---------    --------
                                                     13,906      14,109
          Less:  Accumulated depreciation
                     and amortization                (7,759)     (6,440)
                                                  ---------    --------
                                                  $   6,147    $  7,669
                                                  =========    ========

          At August 29, 1998 and August 30, 1997, equipment cost includes $1,289 and $1,286, and accumulated depreciation and amortization includes $794 and $608, respectively, on equipment under capital leases.


                                       F14

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 29, 1998, August 30, 1997 and August 31, 1996

                     (In thousands except for share amounts)

(5)       Credit and Security Agreement with Klaussner:
          ---------------------------------------------

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

          At August 30, 1997, the Company owed Klaussner $10,677, of which $1,990 exceedED the extended payments terms referred to above. On December 11, 1997, Klaussner formally waived the default at that date and the Company agreed to pay a late payment fee of .67% times the sum of all outstanding invoices outstanding for more than 60 days at each month end commencing with the month of January 1998. At August 29, 1998, the Company owed $10,078 of which $3,971 exceeded the 60 day payment terms and was subject to a late payment fee.

         In addition, Klaussner loaned $1,440 to the Private Company. The $1,440 was used to pay down the mortgage obligation on the warehouse owned by the Private Company. The $1,440 (all of which has been paid at August 30, 1997) is in addition to $3,500 (all of which has been paid at August 29, 1998) loaned to the Private Company by Klaussner prior to January 1, 1994.

(6)     Income Taxes
        ------------

        Components of income tax expense are as follows:

                                       Year Ended
                            -------------------------------
                            8/29/98     8/30/97     8/31/96
                            -------     -------     -------
          Current:
            Federal         $    --     $    --     $    --
            State               120          95         146

          Deferred:
            Federal              --          --          --
            State                --          --          --
                            -------     -------     -------

                            $   120     $    95     $   146
                            =======     =======     =======


                                       F15

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 29, 1998, August 30, 1997 and August 31, 1996

                     (In thousands except for share amounts)

          Expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

                                          Percent of Pre-Tax Earnings (Loss)
                                                      Year Ended
                                          ----------------------------------
                                          8/29/98     8/30/97       8/31/96
                                          -------     -------       -------
"Expected" tax  expense (benefit)           34.0 %    (34.0)%       (34.0)%
Increase (reduction) in taxes
  resulting from:
   State income tax, net of
    federal income tax benefit              36.8 %      2.0 %         1.6 %
   Non-deductible items                     25.5 %      1.7 %         1.0 %
Disallowances pursuant to:
   Revenue Agents Report                    90.6 %       --            --

   Other                                     1.3 %      2.0 %        (2.7)%
   (Decrease)increase
   in valuation allowance                 (131.1)%     31.3 %        36.6 %
                                        --------      -------      --------

                                            57.1 %      3.0 %         2.5 %
                                        ========      =======      ========

          The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                         August 29, 1998  August 30, 1997
                                         ---------------  ---------------
Deferred tax assets:

   Federal and state net operating
    loss carryforwards                       $  5,200           $  4,800

   Reserve for losses on loans and
    advances                                    2,341              2,347

   Accrued partnership losses                     997              1,420

   Deferred rent expense                        1,221              1,235

   Inventory capitalization                       267                198

   Other expenses for financial
    reporting, not yet deductible
    for taxes                                     540                656
                                             --------           --------
         Total deferred tax assets, before
          valuation allowance                  10,566             10,656

   Less:  Valuation allowance                  (9,019)            (9,301)
                                             --------           --------
         Total deferred tax assets           $  1,547           $  1,355
                                             ========           ========

Deferred tax liabilities:

   Difference in book and tax basis
    of fixed assets                          $  1,470           $  1,295

   Other                                           77                 60
                                             --------           --------

      Total deferred tax liabilities            1,547              1,355
                                             --------           --------

         Net deferred tax assets             $    -0-           $    -0-
                                             ========           ========


                                       F16

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 29, 1998, August 30, 1997 and August 31, 1996

                     (In thousands except for share amounts)

          The Company's deferred tax asset has been fully reserved since it is considered more likely than not that the amount will not be realized. During the years ended August 29, 1998, August 30, 1997 and August 31, 1996, the valuation allowance (decreased) increased by ($282), $960 and $2,144, respectively.

          As of August 29, 1998, the Company has a net operating loss carryforward of approximately $13,000, expiring $4,000 in the year 2010, $7,000 in the year 2011, $1,000 in the year 2012 and $1,000 in the year 2018.

(7)       Warrants
          --------

          In the fiscal year ended August 27, 1994, under the terms of the limited partnership agreements for LP III, LP IV and LP V (see Note 11), the three limited partners each purchased for $170 five-year warrants to purchase 60,000 shares of the Company's Common Stock at an exercise price of $15.625 per share. Each of the limited partners paid approximately $70 in 1994 and issued a $100 term note to the Company as payment for the warrants. These notes bear interest at a rate of 7.12% per annum and are payable over ten years (with 10% of principal due annually). For each annual principal payment which is not made, 10,564 of the warrants shall be cancelled. No payments have been received during the three fiscal years ended August 29, 1998. The notes receivable from warrant holders are recorded in (Capital Deficiency).

(8)       Stock Options Plans
          -------------------

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

          Additional information with respect to the Company's stock options under and outside the Plans is as follows:

                                       F17

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 29, 1998, August 30, 1997 and August 31, 1996

                     (In thousands except for share amounts)

                                        Options          Exercisable Options
                               ------------------------  --------------------
                                              Weighted              Weighted
                                              Average               Average
                                              Exercise              Exercise
                               Number of      Price      Number of  Price
                               Shares         Per Share  Shares     Per Share
                               ------         ---------  ------     ---------

Outstanding at 8/26/95          836,547        $ 6.89    628,051      $ 7.01
                                                         =======      ======
  Cancelled                     (25,000)       $ 2.75
                             ----------        ------
Outstanding at 8/31/96          811,547        $ 6.80    706,883      $ 7.07
                                                         =======      ======

  Granted                       732,000        $ 2.00
  Cancelled                    (264,500)       $ 8.00
  Expired                       (50,000)       $ 2.75
                             ----------        ------
Outstanding at 8/30/97        1,229,047        $ 3.99    480,381      $ 7.07
                                                         =======      ======

  Granted                       143,000        $ 2.31
  Cancelled                     (17,000)       $ 2.00
                             ----------        ------
Outstanding at 8/29/98        1,355,047        $ 3.84    735,337      $ 5.33
                             ==========        ======    =======      ======


          See Note 11 with respect to options outstanding held by JCI to purchase 1,200,000 shares of Common Stock of the Company.

          The number of shares of Common Stock reserved for options available for grant under the Plans was 26,953 at August 29, 1998. The weighted average remaining contractual life of the outstanding options is 6.7 years.

          In May 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan") under which 500,000 shares of common stock were reserved for issuance. The 1997 Plan is subject to shareholder approval.

          The Company applies APB No. 25 in accounting for its stock option plan, which requires the recognition of compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the grant date. Had the compensation expense been determined based

                                       F18

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 29, 1998, August 30, 1997 and August 31, 1996

                     (In thousands except for share amounts)

upon the fair value at the grant date, as prescribed under SFAS No. 123, the Company's net income for the year ended August 29, 1998 would have been as follows:

                                    1998                 1997
                                    ----                 ----
Net Income (Loss):

  As reported                       $  90              $ (3,061)
  Pro forma under SFAS 123          $(181)             $ (3,141)

  Basic income (loss) per share:
  As reported                       $ 0.02             $   (.54)
  Pro forma under SFAS 123          $(0.03)            $   (.55)

         The fair value of each option granted is estimated at $1.03 in 1998 and $1.22 in 1997 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                    1998                 1997
                                    ----                 ----

Risk-free interest rate               5.76%               6.95%

Expected life of options              5                   5

Expected stock price volatility      44%                 69%

Expected dividend yield               0%                  0

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

(9)       Commitments, Contingencies and Other Matters
          --------------------------------------------

          Leases
          ------

          The Company and LP's lease retail store locations under operating leases for varying periods through 2013 which generally are renewable at the option of the lessee. Certain leases contain provisions for additional rental payments based on increases in certain indexes. Future minimum lease payments and future minimum sublease rentals for all noncancelable leases with initial terms of one year or more consisted of the following at August 29, 1998:

                                    Year Ending August
                           ------------------------------------
                           1999.........................$11,897
                           2000......................... 11,452
                           2001......................... 10,707
                           2002.........................  9,890
                           2003.........................  8,019
                           Thereafter................... 13,694
                                                        -------
                                                        $65,659
                                                        =======


                                       F19

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 29, 1998, August 30, 1997 and August 31, 1996

                     (In thousands except for share amounts)

          Rental expense for all operating leases amounted to approximately $13,559, $13,657 and $14,166 net of sublease income of $222, $166 and $170 for the years ended August 29, 1998, August 30, 1997 and August 31, 1996, respectively.

          The Company and LP's have long-term capital leases for certain equipment. The leases are for periods of three to five years with an option to purchase at the end of the lease periods for a nominal price.

          The following is a schedule of future lease payments for the capital leases at August 29, 1998:

                                       Year Ending August
                           ----------------------------------------
                           1999..............................$  262
                           2000..............................    50
                                                             ------
                                                                312
                           Amount representing interest.....     (6)
                                                             ------
                           Present value of minimum
                            lease payments..................    306
                           Less:  Current portion...........   (257)
                                                            -------
                                                            $    49
                                                            =======

          Letters of Credit
          -----------------

          During the fiscal year ended August 29, 1998, the Company opened letters of credit in favor of an Italian supplier of leather furniture which aggregated $1,350 at its peak by depositing funds into an interest bearing money market account. The supplier had drawn down on these letters of credit as shipments were made. As of August 29, 1998, $500 of standby letters of credit remain which expire on December 31, 1998.

          Accrued Expenses and Other Current Liabilities
          ----------------------------------------------

          The components of accrued expenses and other current liabilities are:

                                                 8/29/98  8/30/97
                                                 -------  -------

          Advertising                            $1,334   $1,419
          Payroll                                   859      809
          Legal                                      93      162
          Accounting                                260      217
          Store closings                            279      248
          Settlement costs                          500      500
          Sales tax                                 542      424
          Warranty                                  304      204
          Other                                   1,021      794
                                                 ------   ------
                                                 $5,192   $4,777
                                                 ======   ======


                                       F20

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 29, 1998, August 30, 1997 and August 31, 1996

                     (In thousands except for share amounts)

          Advertising Expense
          -------------------

          Advertising expense for the years ended August 29, 1998, August 30, 1997 and August 31, 1996 aggregated $10,819, $10,893 and $12,265, respectively.

          Other
          -----

          Conclusions of the Independent Committee
          ----------------------------------------

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

                                       F21

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 29, 1998, August 30, 1997 and August 31, 1996

                     (In thousands except for share amounts)

          Settlement of Class Action Litigation
          -------------------------------------

          On November 20, 1998 the court approved the settlement of the class action litigation. The settlement provides for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7,000 in cash and Preferred Stock having a value of $370 (See Note 12). The cash portion of the settlement will be funded entirely by insurance company proceeds. In accordance with FASB Statement No. 5, the $370 value of the Preferred Stock had been accrued in the fiscal year ended August 26, 1995.

          The settlement of the class action litigation is a claims made settlement. All claimants who purchased the Company's Common Stock during the period from December 9, 1992 through December 2, 1994 and who held their stock through December 2, 1994, will be entitled to participate in the settlement. Based upon valid proofs of claim actually filed, the Company anticipates that it will not have to issue more than $260 in Preferred Stock.

          Proposed Settlement of Derivative Litigation
          --------------------------------------------

          As described in prior filings with the Securities and Exchange Commission, the Company had entered into settlement agreements as to the derivative litigation, subject, in the case of certain of such agreements, to court approval of such settlement by a certain date. Such court approval was not obtained by such date. The Company and the Private Company are negotiating with respect to a new settlement. There can be no assurance that a settlement will be reached or as to the terms of such settlement. The ultimate outcome of these matters is not presently determinable.

          A group of shareholders claiming to own approximately 8.5% of the outstanding shares of the Company have filed (as a group) objections to the fairness of the previously proposed settlement agreements. The group has requested deposition and document discovery in advance of any hearing on the fairness of any settlement, and the Company has provided some document and deposition discovery voluntarily. However, the group of objectors has made a motion for additional discovery which the Company has opposed. The motion is still pending.

          Securities and Exchange Commission Investigation
          ------------------------------------------------

          On December 9, 1994, the Company was advised that the Securities and Exchange Commission (SEC) was conducting an inquiry of the Company's affairs "to determine whether there have been violations of the federal securities laws". On May 3, 1995 the SEC commenced a formal investigation into the affairs of the Company. On September 23, 1998, the Company was advised by the SEC that the formal investigation had been terminated and that no enforcement action had been recommended.

                                       F22

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 29, 1998, August 30, 1997 and August 31, 1996

                     (In thousands except for share amounts)


(10)      Sale of Subsidiaries
          --------------------

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

                                       August 29,  August 30,
                                          1998        1997
                                       ---------   ----------

         Notes receivable                $ 343       $ 434
           Less: imputed interest          (29)        (67)
                                         -----       -----
         Notes receivable, net           $ 314       $ 367
                                         =====       =====

(11)      Other Agreements
          ----------------

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

                                       F23

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 29, 1998, August 30, 1997 and August 31, 1996

                     (In thousands except for share amounts)

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

          LP III, LP IV and LP V
          ----------------------

          In 1992, the Company entered into three additional Limited Partnership Agreements (the "Agreements") establishing LP's III, IV and V which required the limited partners to invest $1,000 in each partnership. The Agreements called for the opening of 25 Jennifer Convertible stores in each partnership. Under the terms of the Agreements, the Company was to receive a fee of $10 per store, plus a royalty of 5% of the partnership's sales. The Company has recorded the operating losses of the LP's in excess of the limited partners capital

                                       F24

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              August 29, 1998, August 30, 1997 and August 31, 1996

                     (In thousands except for share amounts)

contributions in the Consolidated Statements of Operations (see Note 1). As part of the Agreements, the Company received options to purchase the limited partners' interest commencing January 1999 at a price of five times the partnership's earnings before income taxes for the prior year, as defined. Also, pursuant to the agreement, the limited partners can put their interest to the Company for either 100,000 shares of stock of the Company or $1,000 compounded at 25% if there is a change in management, as defined, through the year 2002. The investors have also purchased, for approximately $510, warrants ("Original Warrants") exercisable between June 1994 and June 1998 to purchase 180,000 shares of the Company's Common Stock at an exercise price of $15.625 per share. As of August 29, 1998, the limited partners had paid approximately $210 and signed ten year notes to pay $300 as payment for these warrants. No payments have been received by the Company for these notes. (See Note 7).

          On December 31, 1996, the Private Company acquired the limited partners' interests in these partnerships.

(12)      Sale of Preferred Stock
          -----------------------

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


                                       F25