Form 10-Q
period 1998-11-28
JENNIFER CONVERTIBLES INC
filed 1999-01-12
CIK 806817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended November 28, 1998
                                                  -----------------

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

Indicate the number of shares outstanding of the issuer's common stock as of November 28, 1998: 5,700,725

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

Part I - Financial Information

Item I - Financial Statements

Consolidated Balance Sheets - November 28, 1998
  (Unaudited) and August 29, 1998.............................. 2

Comparative Consolidated Statements of Operations
for the thirteen weeks ended November 28, 1998 and
November 29, 1997 (Unaudited).................................. 3

Comparative Consolidated Statements of Cash Flows
for the thirteen weeks ended November 28, 1998
and November 29, 1997 (Unaudited).............................. 4

Notes to Unaudited Consolidated Financial Statements........... 5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................9

Part II - Other Information....................................13

                    JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                          ASSETS
                                          ------

                                                                         November 28, 1998      August 29, 1998
                                                                         -----------------      ---------------
Current assets:                                                             (unaudited)
         Cash and cash equivalents                                          $    1,488            $    4,384
         Accounts receivable                                                     1,020                   500
         Merchandise inventories                                                 8,170                10,018
         Due from Private Company
         and Unconsolidated Licensees, current portion                           1,123                   601
         Prepaid expenses and other current assets                                 235                   388
                                                                            ----------            ----------
              Total current assets                                              12,036                15,891

Store fixtures, equipment and leasehold improvements,
   at cost, net                                                                  5,833                 6,147
Due from Private Company and Unconsolidated Licensees, net of reserves of
         $6,696 and $6,696 at November 28, 1998 and August 29, 1998                 --                    --

Deferred lease costs and other intangibles, net                                    683                   783
Goodwill, at cost, net                                                             531                   535
Other assets (primarily security deposits)                                         736                   743
                                                                            ----------            ----------
                                                                            $   19,819            $   24,099
                                                                            ==========            ==========

                                 LIABILITIES AND (CAPITAL DEFICIENCY)
                                 ------------------------------------

Current liabilities:
         Accounts payable, trade                                            $   11,787            $   14,917
         Customer deposits                                                       6,880                 6,892
         Accrued expenses and other current liabilities                          4,785                 5,192
                                                                            ----------            ----------
              Total current liabilities                                         23,452                27,001

Deferred rent and allowances                                                     5,392                 5,497
Long-term obligations under capital leases                                          49                    49
                                                                            ----------            ----------
               Total liabilities                                                28,893                32,547
                                                                            ----------            ----------

Commitments and contingencies

(Capital deficiency)
         Preferred stock, par value $.01 per share
               Authorized 1,000,000 shares; 10,000 issued and
               outstanding at November 28, 1998 and August 29, 1998                 --                    --
         Common stock, par value $.01 per share
               Authorized 10,000,000 shares; issued and
               outstanding 5,700,725 shares at November 28,1998
               and August 29, 1998                                                  57                    57
         Additional paid-in capital                                             27,710                27,710
         Notes receivable from warrant holders                                    (270)                 (270)
         Accumulated (deficit)                                                 (36,571)              (35,945)
                                                                            ----------            ----------
                                                                                (9,074)               (8,448)
                                                                            ----------            ----------

                                                                            $   19,819            $   24,099
                                                                            ==========            ==========

                    See accompanying notes to unaudited consolidated financial statements.

                                                      2

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                        (In thousands, except share data)
                                   (unaudited)

                                            Thirteen weeks      Thirteen weeks
                                                 ended               ended
                                           November 28, 1998   November 29, 1997
                                           -----------------   -----------------

Net sales                                   $        28,374     $        27,907
                                            ---------------     ---------------

Cost of sales, including store occupancy,
warehousing, delivery and fabric protection          18,730              18,773

Selling, general and administrative expenses          9,886               9,015


Depreciation and amortization                           421                 440
                                            ---------------     ---------------
                                                     29,037              28,228
                                            ---------------     ---------------

Operating (loss)                                       (663)               (321)
                                            ---------------     ---------------

Other income (expense):
      Royalty income                                    107                 101
      Interest income                                    47                  23
      Interest expense                                  (51)                 (8)
      Other income, net                                  58                  63
                                            ---------------     ---------------
                                                        161                 179
                                            ---------------     ---------------

(Loss) before income taxes                             (502)               (142)

Income taxes                                            124                  88
                                            ---------------     ---------------

Net (loss)                                  $          (626)    $          (230)
                                            ===============     ===============



Basic (loss) per share                               ($0.11)             ($0.04)
                                            ===============     ===============


Weighted average number of common shares          5,700,725           5,700,725
                                            ===============     ===============


     See accompanying notes to unaudited consolidated financial statements.


                               JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows
                                        (in thousands) (unaudited)


                                                                     Thirteen weeks     Thirteen weeks
                                                                          ended              ended
                                                                    November 28, 1998  November 29, 1997
                                                                    -----------------  -----------------
Cash flows from operating activities:
Net (loss)                                                          $        ( 626)    $        (230)
Adjustments to reconcile net (loss)
           to net cash provided by operating activities:
           Depreciation and amortization                                        421                440
           Provision for warranty costs                                          25                 --
           Loss from store closing                                               (9)               (20)
           Deferred rent                                                       (105)               (14)
           Changes in operating assets and liabilities:
              Decrease (increase) in merchandise inventories                  1,848             (1,639)
              Decrease in prepaid expenses and other current assets             153                236
              (Increase) in accounts receivables                               (520)              (852)
              (Increase) in due from Private Company
                  and Unconsolidated Licensees                                 (522)              (651)
              Decrease in other assets, net                                      60                 10
              (Decrease) increase in accounts payable trade                  (3,130)             2,479
              (Decrease) increase in customer deposits                          (12)               829
              (Decrease) in accrued expenses
                  and other payables                                           (359)              (711)

                                                                      -------------      -------------
Net cash (used in) operating activities                                      (2,776)              (123)
                                                                      -------------      -------------

Cash flows from investing activities:
Capital expenditures                                                            (59)               (25)
Decrease (increase) in deferred lease costs
    and other intangibles                                                         2                (15)
                                                                      -------------      -------------
Net cash (used in) investing activities                                         (57)               (40)
                                                                      -------------      -------------

Cash flows from financing activities:
Payments of obligations under capital leases                                    (63)               (37)
                                                                      -------------      -------------
Net cash (used in) provided by financing activities                             (63)               (37)
                                                                      -------------      -------------

Net (decrease) in cash and cash equivalents                                  (2,896)              (200)

Cash and cash equivalents at beginning of period                              4,384              3,405
                                                                      -------------      -------------

Cash and cash equivalents at end of period                            $       1,488      $       3,205
                                                                      =============      =============

Supplemental disclosure of cash flow information:

              Income taxes paid during the period                     $         124      $          88
                                                                      =============      =============

              Interest paid                                           $          51      $           8
                                                                      =============      =============

                  See accompanying notes to unaudited consolidated financial statements.
                                                    4

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                 For the Thirteen Weeks Ended November 28, 1998
                    (In thousands except for share amounts)


(1)      Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry, the operating results for the interim period ended November 28, 1998 are not necessarily indicative of the results that may be expected for the year ending August 28, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 29, 1998.

(2)      Merchandise Inventories
         -----------------------

         Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                          11/28/98    8/29/98
                                          --------   --------
                   Showrooms              $ 3,875    $ 4,113
                   Warehouses               4,295      5,905
                                           ------    -------
                                           $8,170    $10,018

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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                 For the Thirteen Weeks Ended November 28, 1998
                     (In thousands except for share amounts)

         Settlement of Class Action Litigation
         -------------------------------------

         On November 30, 1998 the court approved the settlement of the class action litigation. The settlement provides for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7,000 in cash and Preferred Stock having a value of $370. The cash portion of the settlement will be funded entirely by insurance company proceeds. In accordance with FASB Statement No. 5, the $370 value of the Preferred Stock had been accrued in the fiscal year ended August 26, 1995.

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

         A group of shareholders claiming to own approximately 8.5% of the outstanding shares of the Company have filed (as a group) objections to the fairness of the previously proposed settlement agreements which have been terminated.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

         Results of Operations:
         ----------------------

         EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE U. S. PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS OR OUTCOME TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS,
PERFORMANCE  OR  ACHIEVEMENTS  EXPRESSED  OR  IMPLIED  BY SUCH  FORWARD  LOOKING
STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO THE RISK FACTORS SET FORTH UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 29, 1998. IN ADDITION TO STATEMENTS WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, INVESTORS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "INTENDS," "PLANS" OR "ANTICIPATES" TO BE UNCERTAIN AND FORWARD-LOOKING.

         Net Sales:
         ---------

         The Company's sales increased by 1.7% to $28,374 for the thirteen weeks ended November 28, 1998 as compared to $27,907 for the same period in the prior year. There were 142 stores in operation as of November 28, 1998 compared to 147 stores at the end of the prior year fiscal quarter. Comparable store sales
(those open for the entire period in the current and prior year periods) increased by 2.7%.

         Cost of Sales:
         --------------

         Cost of sales decreased by .2% to $18,730, 66.0% as a percentage of sales, as compared to $18,773, 67.3% as a percentage of sales, for the same period in the prior year. The dollar decrease of $43 is affected by various components. Merchandise costs decreased by 1.6% as a percentage of sales due to higher sales volume in the Jennifer Leather division. As a percentage of sales, freight costs declined by .7% and delivery income declined by .3%. Total occupancy costs did not change. Costs for customer repairs declined by .2% as a percentage of sales. Warehouse expenses of $1,417, fabric protection services of $612 and freight of $621 provided by the Private Company compared to $1,395, $663 and $794, respectively, from the previous year.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

         Selling, General and Administrative and Other Expenses:
         -------------------------------------------------------

         Selling, general and administrative expenses were $9,886, 34.8% as a percentage of sales, as compared to $9,015, 32.3% as a percentage of sales, for the prior period, an increase of $871 or 9.7%. This increase was essentially the result of payroll expenses (and related employee benefits) increasing by $401 and advertising expenses increasing by $327. Starting January 1, 1998, the Company assumed certain payroll expenses previously funded by the Private Company totalling $351 for the current period. Also included in selling general and administrative expenses for this period was a credit in the amount of $110 which reflects the reversal of a reserve in connection with the settlement of the class action litigation. Included in selling, general and administrative expenses in the prior year were credit adjustments related to cancelled customer orders of $131, (.5% as a percentage of sales) as compared to none in the current period. Costs in connection with an enhanced private label credit card program were $407, 1.4% as a percentage of sales, as compared to $150 (.5% as a percentage of sales) in the prior year.

         The Company's receivables from the Private Company, the Unconsolidated Licensees and S.F.H.C. were $7,819 as of November 28, 1998 which had increased by $522 from August 29, 1998. At August 29, 1998, the Company had provided a reserve for the non-current amounts due from these entities of $6,696. These entities have losses and\or capital deficiencies and there can be no assurance that the gross receivables will be collected. It is the Company's intention to continue to fund these operations in the future. The Company has accounted for transactions with these entities on an offset basis. If the result of the offset is a receivable due from them, then such net amount will be generally recognized as income only at the time when cash is received from these entities. As of January 12, 1999, the current receivables of $1,123 as of November 28, 1998 have been paid and no additional reserve has been provided.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

         Liquidity and Capital Resources:
         -------------------------------

         At November 28, 1998, the Company had an aggregate working capital deficiency of $(11,416) compared to a deficiency of $(11,110) at August 29, 1998 and had available cash and cash equivalents of $1,488 compared to $4,384 at August 29, 1998. This decrease since August 29, 1998 is due principally to the net (loss) of $(626), the increase in amounts due from the Private Company, the Unconsolidated Licensees and S.F.H.C. of $522, an increase in accounts receivables of $520 and lower current liabilities of $3,549, all of which was partially offset by lower merchandise inventory levels of $1,848.

         The Company is continuing to fund the operations of the LP's which, as described above, continue to generate operating losses. All such losses have been consolidated in the Company's consolidated financial statements. The Company's net receivables at November 28, 1998 of $1,123 from the Private Company, the Unconsolidated Licensees (other than S.F.H.C.), and S.F.H.C., have been fully paid by January 12, 1999. It is the Company's intention to continue to fund these operations in the future. The Company and the Private Company have entered into offset agreements that permit the two companies to offset their current monthly obligations to each other in excess of $1,000 of credit extended by the Company to the Private Company. Additionally, as part of such agreements, the Private Company agreed to assume certain liabilities owed to the Company by the Unconsolidated Licensees, other than S.F.H.C.

         In March 1996, the Company executed a Credit and Security Agreement ("Agreement") with its principal supplier, Klaussner which extended the payment terms for merchandise shipped from 60 days to 81 days. As of November 28, 1998, amounts owed to Klaussner were within these extended payment terms. On December 11, 1997, the Agreement was modified to include a late fee of .67% per month for invoices the Company pays beyond the normal 60 day terms. This provision became effective commencing with the month of January 1998. As part of the Agreement, the Company granted a security interest in all of its assets as well as assigning leasehold interests, trademarks and a license agreement to operate the Company's business in the event of default.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

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

         During the fiscal year ended August 29, 1998, the Company opened letters of credit in favor of an Italian supplier of leather furniture by depositing funds into an interest bearing money market account. The supplier had drawn down on these letters of credit as shipments were made. As of November 28, 1998, $500 of standby letters of credit remain, which expired unused on December 31, 1998.

         On November 30, 1998, the court approved a settlement of all the class actions pending against the Company. The cash portion of the settlement will be funded entirely by insurance company proceeds. Based upon the proofs of claim filed, the Company anticipates that it will not have to issue more than $260 in Preferred Stock and there will be no cash outlays by the Company other than legal costs.

         In fiscal 1998 and 1997, the Company and the LP's closed an aggregate of six stores. In the thirteen weeks ended November 28, 1998, one additional store was closed. Several were closed for non-performance, but a number of such closings were due to the Company's decision to combine separate Jennifer Convertibles and Jennifer Leather stores located in the same demographic areas into one store. The primary benefit of combining both operations into one store was an elimination of the real estate expenses and other expenses associated with the closed showrooms. Additional benefits realized included reductions of personnel and, in a number of cases, elimination of duplicate office equipment and telephone lines. Although combining two stores into one store generally reduces sales, management believes that sales at the combined store will generate more profit due to the elimination or reduction of expenses described above.

         The Company anticipates a breakeven to slight profit for fiscal 1999, with positive operating cash flow. Such cash flow, together with the Credit and Security Agreement with Klaussner and the $5,000 sale of Preferred Stock to Klaussner on December 11, 1997, will provide the Company, in the opinion of management, adequate cash to fund its operations for the current fiscal year.

                           JENNIFER CONVERTIBLES, INC.

                                     PART II

                                OTHER INFORMATION



ITEMS 1. through 5.  NOT APPLICABLE.

ITEM  6.   (a)  NONE
           (b)  REPORTS ON FORM 8-K


         During the quarter ended November 28, 1998, the Company filed one Current Report on Form 8-K, dated October 12, 1998 reporting on Item 5. with respect to the termination of the investigation of the Company by the Securities and Exchange Commission.

                           JENNIFER CONVERTIBLES, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           JENNIFER CONVERTIBLES, INC.

January 12, 1999           By: /s/ Harley J. Greenfield
                               ----------------------------------------------
                                   Harley J. Greenfield, Chairman of the
                                   Board and Chief Executive Officer



January 12, 1999           By: /s/ George J. Nadel
                               ----------------------------------------------
                                   George J. Nadel, Executive Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)