Form 10-Q
period 1999-02-27
JENNIFER CONVERTIBLES INC
filed 1999-04-12
CIK 806817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended February 27, 1999

                                       or

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

Indicate the number of shares outstanding of the issuer's common stock as of February 27, 1999: 5,700,725

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


     Part I - Financial Information

     Item I - Financial Statements


     Consolidated Balance Sheets - February 27, 1999
       (Unaudited) and August 29, 1998.............................. 2

     Comparative Consolidated Statements of Operations
       (Unaudited) for the twenty-six weeks and
       thirteen weeks ended February 27, 1999 and
       February 28,1998 ............................................ 3

     Comparative Consolidated Statements of Cash Flows
       (Unaudited) for the twenty-six weeks and
       thirteen weeks ended February 27, 1999 and
       February 28,1998 ............................................ 4

     Notes to Unaudited Consolidated Financial Statements........... 5

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................7

     Part II - Other Information....................................11


                               JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                                        Consolidated Balance Sheets
                                   (in thousands, except for share data)


                                                  ASSETS

                                                                        February 27, 1999  August 29, 1998
                                                                        -----------------  ---------------
                                                                             (unaudited)
Current assets:
       Cash and cash equivalents                                             $      1,639    $      4,384
       Merchandise inventories                                                      8,755          10,018
       Accounts receivable                                                            440             500
       Due from Private Company and
       Unconsolidated Licensees, current portion                                    1,183             601
       Prepaid expenses and other current assets                                      548             388
                                                                             ------------    ------------
            Total current assets                                                   12,565          15,891


Due from Private Company and Unconsolidated  Licensees, net
   of reserves of $6,815 at February 27, 1999 and $6,696
   at August 29, 1998                                                                  --              --


Store fixtures, equipment and leasehold improvements
     at cost, net                                                                   5,567           6,147

Deferred lease costs and other intangibles, net                                       691             783
Goodwill, at cost, net                                                                527             535
Other assets (primarily security deposits)                                            682             743
                                                                             ------------    ------------
                                                                             $     20,032    $     24,099
                                                                             ============    ============


                                      LIABILITIES AND (CAPITAL DEFICIENCY)

Current liabilities:
       Accounts payable, trade                                               $     11,186    $     14,917
       Customer deposits                                                            9,264           6,892
       Accrued expenses and other current liabilities                               4,566           5,192
                                                                             ------------    ------------
            Total current liabilities                                              25,016          27,001

Deferred rent and allowances                                                        5,269           5,497
Long-term obligations under capital leases                                            177              49
                                                                             ------------    ------------
            Total liabilities                                                      30,462          32,547


Commitments and contingencies

(Capital Deficiency):
       Preferred stock, par value $.01 per share
       Authorized 1,000,000 shares
       Series A Convertible Preferred-10,000 issued
            and outstanding at February 27, 1999 and August 29, 1998                   --              --
       Series B Convertible Preferred-26,664 issued
            and outstanding at February 27, 1999                                       --              --
       Common stock, par value $.01 per share
            Authorized 10,000,000 shares; issued and
            outstanding 5,700,725 shares at February 27, 1999
            and August 29, 1998                                                        57              57
       Additional paid in capital                                                  27,821          27,710
       Notes receivable from warrant holders                                         (270)           (270)
       Accumulated (deficit)                                                      (38,038)        (35,945)
                                                                             ------------    ------------
                                                                                  (10,430)         (8,448)
                                                                             ------------    ------------

                                                                             $     20,032    $     24,099
                                                                             ============    ============


                  See accompanying notes to unaudited consolidated financial statements.

                                                     2

                                      JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Operations
                                            (In thousands, except share data)
                                                       (unaudited)




                                                Thirteen weeks   Thirteen weeks    Twenty-six weeks   Twenty-six weeks
                                                     ended            ended             ended              ended
                                              February 27, 1999 February 28, 1998  February 27, 1999  February 28, 1998
                                              ----------------- -----------------  -----------------  -----------------
Net sales                                         $    23,230       $    25,281       $    51,604        $    53,188
                                                  -----------       -----------       -----------        -----------

Cost of sales, including store occupancy,
warehousing, delivery and fabric protection            15,621            17,258            34,351            36,031

Selling, general and administrative expenses            8,529             8,141            18,415            17,156

Provision for amounts due from
   Private Company and Unconsolidated Licensees           119               244               119               244


Loss from store closings                                   --                25                --                25

Depreciation and amortization                             411               442               832               882
                                                  -----------       -----------       -----------       -----------
                                                       24,680            26,110            53,717            54,338
                                                  -----------       -----------       -----------       -----------

Operating (loss)                                       (1,450)             (829)           (2,113)           (1,150)
                                                  -----------       -----------       -----------       -----------

Other income (expense):
        Royalty income                                     98                93               205               194
       Interest income                                     19                15                66                38
       Interest expense                                   (36)               (5)              (87)              (13)
       Other income, net                                   10                53                68               116
                                                  -----------       -----------       -----------       -----------
                                                           91               156               252               335
                                                  -----------       -----------       -----------       -----------

(Loss) before income taxes                             (1,359)             (673)           (1,861)             (815)

Income taxes                                              108                55               232               143

                                                  -----------       -----------       -----------       -----------
Net (loss)                                            ($1,467)            ($728)          ($2,093)            ($958)
                                                  ===========       ===========       ===========       ===========


Basic (loss) per common share                          ($0.26)           ($0.13)           ($0.37)           ($0.17)
                                                  ===========       ===========       ===========       ===========



Weighted average number of common shares            5,700,725         5,700,725         5,700,725         5,700,725
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


                                             JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                                                Consolidated Statements of Cash Flows
                                                     (in thousands) (unaudited)


                                                          Thirteen weeks   Thirteen weeks     Twenty-six weeks    Twenty-six weeks
                                                               ended           ended                ended              ended
                                                         February 27, 1999 February 28, 1998  February 27, 1999   February 28, 1998
                                                         ----------------- -----------------  -----------------   -----------------
Cash flows from operating activities:
Net (loss)                                                    ($1,467)        ($  728)            ($2,093)           ($  958)
Adjustments to reconcile net (loss)
  to net cash provided by operating activities:
Depreciation and amortization                                     411             442                 832                882
Provision for warranty costs                                       25              --                  50                 --
Loss from store closings                                           --              25                  --                 25
Deferred rent                                                    (123)            (38)               (228)               (52)
Provision for losses on amounts due from
   Private Company and Unconsolidated Licensees                   119             244                 119                244
Changes in operating assets and liabilities:
(Increase) decrease in merchandise inventories                   (585)            372               1,263             (1,267)
(Increase) in prepaid expenses & other current assets            (313)          (428)                (160)              (192)
Decrease in accounts receivable                                   580          1,429                   60                577
(Increase) decrease in due from Private Company
and Unconsolidated Licensees                                     (179)           174                 (701)              (477)
Decrease in deferred lease costs
and other intangibles                                               1             16                    1                 16
Decrease in other assets, net                                       2             11                   62                 21
(Decrease) in accounts payable trade                             (601)        (7,514)              (3,731)            (5,035)
Increase (decrease) in customer deposits                        2,384         (1,038)               2,372               (209)
Increase (decrease) in accrued expenses
and other payables                                                 60            604                 (308)              (127)

                                                              -------        -------              -------            -------
Net cash provided by (used in) operating activities               314         (6,429)              (2,462)            (6,552)
                                                              -------        -------              -------            -------

Cash flows from investing activities:
  Capital expenditures                                            (95)           (43)                (154)              (68)
  (Decrease) increase  in deferred lease costs
         and other intangibles                                     (2)            15                   --                --
                                                              -------        -------              -------           -------
Net cash (used in) investing activities                           (97)           (28)                (154)              (68)
                                                              -------        -------              -------           -------

Cash flows from financing activities:
  Payments of obligations under capital leases                    (66)           (60)                (129)              (97)
  Sale of Series A Preferred Stock                                 --          5,000                   --             5,000
                                                              -------        -------              -------           -------
Net cash (used in) provided by financing activities               (66)         4,940                 (129)            4,903
                                                              -------        -------              -------           -------


Net increase (decrease) in cash and cash equivalents              151         (1,517)              (2,745)           (1,717)

Cash and cash equivalents at beginning of period                1,488          3,205                4,384             3,405
                                                              -------        -------              -------           -------

Cash and cash equivalents at end of period                    $ 1,639        $ 1,688              $ 1,639           $ 1,688
                                                              =======        =======              =======           =======



Supplemental disclosure of cash flow information:

         Income taxes paid during the period                  $   108        $    55              $   232           $   143
                                                              =======        =======              =======           =======

         Interest paid                                        $    36        $     5              $    87           $    13
                                                              =======        =======              =======           =======

Supplemental disclosure of non-cash financing activities:

         Issuance of Series B Preferred Stock-in settlement
            of liability                                      $   111             --              $   111               --
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

                                                                  4

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 27, 1999
                     (In thousands except for share amounts)


(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry, the operating results for the interim period ended February 27, 1999 are not necessarily indicative of the results that may be expected for the year ending August 28, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 29, 1998.

(2)      MERCHANDISE INVENTORIES

         Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                           2/27/99      8/29/98
                                           -------      -------
                   Showrooms               $ 4,023      $ 4,113
                   Warehouses                4,732        5,905
                                           -------      -------
                                           $ 8,755      $10,018

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

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 27, 1999
                     (In thousands except for share amounts)


         SETTLEMENT OF CLASS ACTION LITIGATION

         On November 30, 1998, the court approved the settlement of the class action litigation. The settlement provides for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7,000 in cash and Preferred Stock having a value of $370. The cash portion of the settlement will be funded entirely by insurance company proceeds. In accordance with FASB Statement NO. 5, the $370 value of the Preferred Stock had been accrued in the fiscal year ended August 26, 1995.

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

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 27, 1999
                     (In thousands except for share amounts)


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

         NET SALES:

         The Company's sales decreased by 3.0% to $51,604 for the twenty-six weeks ended February 27, 1999 as compared to $53,188 for the same period in the prior year. Sales for the thirteen weeks ended February 27, 1999 decreased by 8.1% to $23,230 from $25,281 for the same period in the prior year. There were 142 stores in operation as of February 27, 1999 compared to 147 stores at the end of the prior year fiscal quarter. Comparable store sales (those open for the entire period in the current and prior year periods) decreased by 1.6% and 6.5%, respectively. The decrease in sales is primarily attributable to the Jennifer Leather division which decreased by 6.2% and 28.0%, respectively due to manufacturer's delivery problems.

         The Company has received a Notice of Termination of its Merchant Agreement (effective April 21, 1999) in connection with its private label credit card program offered through a financial service institution as a result of that institution being sold. The Company is actively negotiating with others to replace this program. There can be no assurance that a replacement program will be obtained, which could affect sales.

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 27, 1999
                     (In thousands except for share amounts)


         COST OF SALES:

         TWENTY-SIX WEEKS ENDED FEBRUARY 27, 1999:

         Cost of sales decreased by 4.7% to $34,351 (66.6% as a percentage of sales) as compared to $36,031 (67.7% as a percentage of sales) for the same
period  in  the  prior  year.  The  dollar   decrease  of  $1,680  is  primarily
attributable to the lower sales volume. Merchandise costs as a percentage of sales decreased by .5%. Freight costs declined by .4% (as a percentage of sales) as well as customer repairs which declined by .2% (as a percentage of sales). Total occupancy costs declined by $53 but increased as a percentage of sales by
 .3% due to the lower sales volume. Warehouse expenses of $2,281, fabric protection services of $1,091 and freight of $1,160 provided by the Private Company compared to $2,715, $1,261 and $1,401, respectively, from the previous year. Warehouse expenses reflect a reduction of $300 in the current quarter ($150 per month effective January 1, 1999) due to a reduction negotiated with the Private Company.

         THIRTEEN WEEKS ENDED FEBRUARY 27, 1999:

         Cost of sales decreased by 9.5% to $15,621 (67.2% as a percentage of sales) as compared to $17,258 (68.3% as a percentage of sales) for the same period in the prior year. The dollar decrease of $1,637 is primarily attributable to the lower sales volume. Freight costs (as a percentage of sales) declined by .1%. Total occupancy costs declined by $53 but increased as a percentage of sales by .9% due to the lower sales volume. Warehouse expenses of $864, fabric protection services of $479 and freight of $539 provided by the Private Company compared to $1,320, $599 and $606, respectively, from the previous year. Warehouse expenses reflect a reduction of $300 in the current quarter ($150 per month effective January 1, 1999) due to a reduction negotiated with the Private Company.

         SELLING, GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES:

         TWENTY-SIX WEEKS ENDED FEBRUARY 27, 1999:

         Selling, general and administrative expenses were $18,415 (35.7% as a percentage of sales) as compared to $17,156 (32.3% as a percentage of sales) for the prior period, an increase of $1,259 or 7.3%. The increase in expenses was caused by: A.) higher payroll expense of $344, principally because the Company had assumed (effective January 1, 1998) certain payroll expenses previously funded by the Private Company which amounted to an additional $460 in the current period when compared to the prior year. B.) higher advertising expenses of $309, and C.) higher costs of $263 in connection with an enhanced private label credit card program compared to the prior year period and D.) lower levels of credit adjustments related to cancelled customer orders of $759.

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 27, 1999
                     (In thousands except for share amounts)


         THIRTEEN WEEKS ENDED FEBRUARY 27, 1999:

         Selling, general and administrative expenses were $8,529 (36.7% as a percentage of sales) as compared to $8,141 (32.2% as a percentage of sales) for the prior period, an increase of $388 or 4.8%. The increase in expenses was principally caused by lower levels of credit adjustments related to cancelled customer orders of $617.

         The Company's receivables from the Private Company, the Unconsolidated Licensees and S.F.H.C. were $7,998 as of February 27, 1999 which had increased by $701 from August 29, 1998. A reserve of $6,815 has been provided at February 27, 1999 and $6,696 at August 29, 1998. These entities have losses and/or capital deficiencies and there can be no assurance that the gross receivables will be collected. It is the Company's intention to continue to fund these operations in the future. The Company has accounted for transactions with these entities on an offset basis. If the result of the offset is a receivable due from them, then such net amount will be generally recognized as income only at the time when cash is received from these entities. As of April 12, 1999, $1,033 of the unreserved receivables at February 27, 1999 have been paid.

         LIQUIDITY AND CAPITAL RESOURCES:

         At February 27, 1999, the Company had an aggregate working capital deficiency of $(12,451) compared to a deficiency of $(11,110) at August 29, 1998 and had available cash and cash equivalents of $1,639 compared to $4,384 at August 29, 1998. This decrease in working capital since August 29, 1998 is due principally to the net (loss) of $(2,093).

         The Company funds the operations of the LP's which continue to generate operating losses. All such losses have been consolidated in the Company's consolidated financial statements. The Company's has also continued to fund the operations of the Private Company, the Unconsolidated Licensees (other than S.F.H.C.), and S.F.H.C.. As of February 27, 1999 the current receivables from these entities were $1,183, and of this amount $1,033 has been paid by April 12, 1999. The balance is expected to be paid shortly. The Company and the Private Company have entered into offset agreements that permit the two companies to offset their current monthly obligations to each other in excess of a $1,000 credit extended by the Company to the Private Company. As part of such agreements, the Private Company agreed to assume certain liabilities owed to the Company by the Unconsolidated Licensees, other than S.F.H.C..

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                For the Twenty-Six Weeks Ended February 27, 1999
                     (In thousands except for share amounts)


         The Company has a Credit and Security Agreement ("Agreement") with its principal supplier, Klaussner which gives the Company the right to extend payment terms for merchandise shipped from 60 days to 81 days provided that a late fee of .67% per month is paid for invoices the Company pays beyond the normal 60 day terms. As of February 27, 1999, there were no amounts due over 60 days. As part of the Agreement, the Company granted a security interest in all of its assets, as well as assigning leasehold interests, trademarks and a licensee agreement to operate the Company's business in the event of default. On December 11, 1997, the Company sold to Klaussner 10,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"), convertible into 1,424,500 shares of the Company's Common Stock for $5,000. These shares are non-voting, have a liquidation preference of $5,000 and do not pay dividends (except if declared on the Common Stock). The Preferred Stock is not convertible until September 1, 1999, or earlier under certain circumstances (e.g. if another person or group acquires 12.5% or more of the Common Stock or there are certain changes in management or the Board of Directors), and has other rights associated with it.

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

         In fiscal 1998 and 1997, the Company and the LP's closed an aggregate of six stores. In the twenty-six weeks ended February 27, 1999, two additional stores were closed. A number of such closings were due to the Company's decision to combine separate Jennifer Convertibles and Jennifer Leather stores located in the same demographic areas into one store. The primary benefit of combining both operations into one store was an elimination of the real estate expenses and other expenses associated with the closed showroom. Additional benefits realized included reductions of personnel and, in a number of cases, elimination of duplicate office equipment and telephone lines. Although combining two stores into one store generally reduces sales, management believes that sales at the combined store will generate more profit due to the elimination or reduction of expenses described above.

         The Company anticipates approximately breakeven results for fiscal 1999, with positive operating cash flow. This cash flow, together with the Credit and Security Agreement with Klaussner, will provide the Company, in the opinion of management, with adequate cash flow to fund its operations for the current fiscal year.

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


                              JENNIFER CONVERTIBLES, INC.


  April 12, 1999              By: /s/ HARLEY J. GREENFIELD
                                  ----------------------------------------------
                                      Harley  J. Greenfield, Chairman of the
                                      Board and Chief Executive Officer



  April 12, 1999              By: /s/ GEORGE J. NADEL
                                  ----------------------------------------------
                                      George J. Nadel, Executive Vice President,
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)