Form 10-Q
period 1999-05-29
JENNIFER CONVERTIBLES INC
filed 1999-07-13
CIK 806817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended MAY 29, 1999

                                       or

                       THE SECURITIES EXCHANGE ACT OF 1934
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________


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

Indicate the number of shares outstanding of the issuer's common stock as of May 29, 1999: 5,700,725

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements



Part I - Financial Information

Item I - Financial Statements


Consolidated Balance Sheets - May 29, 1999
  (Unaudited) and August 29, 1998............................................  2

Comparative Consolidated Statements of Operations
 (Unaudited)   for  the  thirty-nine weeks and thirteen
  weeks ended May 29, 1999 and May 30, 1998 .................................  3

Comparative Consolidated Statements of Cash Flows (Unaudited) for the
 thirty-nine weeks and thirteen weeks ended May 29, 1999 and
 May 30, 1998 ...............................................................  4

Notes to Unaudited Consolidated Financial Statements.........................  5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................  7

Part II - Other Information.................................................. 11

                                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                                          Consolidated Balance Sheets
                                     (in thousands, except for share data)

                                             ASSETS
                                                                               May 29, 1999    August 29, 1998
                                                                               ------------    ---------------
                                                                               (unaudited)
Current assets:
       Cash and cash equivalents                                               $      5,254    $      4,384
       Merchandise inventories                                                        9,221          10,018
       Accounts receivable                                                               67             500
       Due from Private Company and Unconsolidated  Licensees,
          net of reserves of $6,815 and $6,696 at May 29, 1999
          and August 29, 1998                                                         1,436             601
       Prepaid expenses and other current assets                                        396             388
                                                                               ------------    ------------
            Total current assets                                                     16,374          15,891

Store fixtures, equipment and leasehold improvements
     at cost, net                                                                     5,294           6,147

Deferred lease costs and other intangibles, net                                         679             783
Goodwill, at cost, net                                                                  522             535
Other assets (primarily security deposits)                                              673             743
                                                                               ------------    ------------
                                                                               $     23,542    $     24,099
                                                                               ============    ============


                                        LIABILITIES AND (CAPITAL DEFICIENCY)

Current liabilities:
       Accounts payable, trade                                                 $     13,601    $     14,917
       Customer deposits                                                             10,708           6,892
       Accrued expenses and other current liabilities                                 4,373           5,192
                                                                               ------------    ------------
            Total current liabilities                                                28,682          27,001

Deferred rent and allowances                                                          5,197           5,497
Long-term obligations under capital leases                                              105              49
                                                                               ------------    ------------
            Total liabilities                                                        33,984          32,547
                                                                               ------------    ------------


Commitments and contingencies

(Capital Deficiency):
       Preferred stock,  par value $.01 per share
            Authorized 1,000,000 shares
            Series A Convertible Preferred-10,000 issued and outstanding at May 29, 1999 and August 29, 1998
            Series B Convertible Preferred-26,664 issued
            and outstanding at May 29, 1999
       Common stock, par value $.01 per share
            Authorized 10,000,000 shares; issued and
            outstanding 5,700,725 shares at May 29,1999
            and August 29, 1998                                                          57              57
       Additional paid in capital                                                    27,821          27,710
       Notes receivable from warrant holders                                           (270)           (270)
       Accumulated (deficit)                                                        (38,050)        (35,945)
                                                                               ------------    ------------
                                                                                    (10,442)         (8,448)
                                                                               ------------    ------------

                                                                               $     23,542    $     24,099
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

                                                     2


                                       JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Operations
                                            (In thousands, except share data)
                                                       (unaudited)


                                                 Thirteen weeks Thirteen weeks   Thirty-nine weeks     Thirty-nine weeks
                                                    ended          ended              ended                   ended
                                                 May 29, 1999   May 30, 1998       May 29, 1999           May 30, 1998
                                                 -------------- --------------   -----------------     -----------------

Net sales                                        $    26,412    $    29,254        $    78,016             $    82,442
                                                 -----------    -----------        -----------             -----------

Cost of sales, including store occupancy,
warehousing, delivery and fabric protection           17,163         19,479             51,514                  55,510

Selling, general and administrative expenses           8,937          8,363             27,352                  25,519

Provision for amounts due from
  Private Company and Unconsolidated Licensees            --            352                119                     596

Loss from store closings                                   9            153                  9                     178

Depreciation and amortization                            420            428              1,252                   1,310
                                                 -----------    -----------        -----------             -----------
                                                      26,529         28,775             80,246                  83,113
                                                 -----------    -----------        -----------             -----------

Operating (loss) income                                 (117)           479             (2,230)                   (671)
                                                 -----------    -----------        -----------             -----------

Other income (expense):
        Royalty income                                    85             95                290                     289
       Interest income                                    44             24                110                      62
      Interest expense                                   (11)          (116)               (98)                   (129)
     Other income, net                                    34             44                102                     160
                                                 -----------    -----------        -----------             -----------
                                                         152             47                404                     382
                                                 -----------    -----------        -----------             -----------

Income (loss) before income taxes                         35            526             (1,826)                   (289)

Income taxes                                              47             62                279                     205

                                                 -----------    -----------        -----------             -----------
Net (loss) income                                ($       12)   $       464        ($    2,105)            ($      494)
                                                 ===========    ===========        ===========             ===========


Basic (loss) income per common share             ($     0.00)   $      0.08        ($     0.37)            ($     0.09)
                                                 ===========    ===========        ===========             ===========


Weighted average number of common shares           5,700,725      5,700,725          5,700,725               5,700,725
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

                                       JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                                          Consolidated Statements of Cash Flows
                                                (in thousands) (unaudited)

                                                            Thirteen weeks  Thirteen weeks   Thirty-nine weeks  Thirty-nine weeks
                                                                ended           ended             ended             ended
                                                             May 29, 1999    May 30, 1998     May 29, 1999      May 30, 1998
                                                            --------------  --------------   -----------------  -----------------
Cash flows from operating activities:
Net (loss) income                                               ($   12)         $   464          ($2,105)         ($  494)
Adjustments to reconcile net (loss) income
  to net cash provided by operating activities:
  Depreciation and amortization                                     420              428            1,252            1,310
  Provision for warranty costs                                       --               --               50               --
  Loss from store closings                                            9              153                9              178
  Deferred rent                                                     (72)             (78)            (300)            (130)
Provision for losses on amounts due from
  Private Company and Unconsolidated Licensees                       --              352              119              596
Changes in operating assets and liabilities:
  (Increase) decrease in merchandise inventories                   (466)          (1,030)             797           (2,297)
  Decrease (increase) in prepaid expenses
           and other current assets                                 152              178               (8)             (14)
  Decrease in accounts receivable                                   373              211              433              788
  (Increase) in due from Private Company
           and Unconsolidated Licensees                            (253)            (789)            (954)          (1,266)
 (Increase) decrease in deferred lease costs
    and other intangibles                                           (30)              --              (29)              16
  Decrease in other assets, net                                       9                7               71               28
  Increase (decrease) in accounts payable trade                   2,415            2,314           (1,316)          (2,721)
  Increase (decrease) in customer deposits                        1,444             (668)           3,816             (877)
  (Decrease) in accrued expenses
           and other payables                                      (183)            (433)            (491)            (560)

                                                                -------          -------          -------          -------
Net cash provided by (used in) operating activities               3,806            1,109            1,344           (5,443)
                                                                -------          -------          -------          -------

Cash flows from investing activities:
  Capital expenditures                                             (119)             (27)            (273)             (95)
                                                                -------          -------          -------          -------
Net cash (used in) investing activities                            (119)             (27)            (273)             (95)
                                                                -------          -------          -------          -------

Cash flows from financing activities:
  Payments of obligations under capital leases                      (72)              38             (201)             (59)
  Sale of Series A Preferred Stock                                   --               --               --            5,000
                                                                -------          -------          -------          -------
Net cash (used in) provided by financing activities                 (72)              38             (201)           4,941
                                                                -------          -------          -------          -------


Net increase (decrease) in cash and cash equivalents              3,615            1,120              870            (597)

Cash and cash equivalents at beginning of period                  1,639            1,688            4,384           3,405
                                                                -------          -------          -------         -------

Cash and cash equivalents at end of period                      $ 5,254          $ 2,808          $ 5,254         $ 2,808
                                                                =======          =======          =======         =======

Supplemental disclosure of cash flow information:

           Income taxes paid during the period                  $    48          $    62          $   279         $   205
                                                                =======          =======          =======         =======

           Interest paid                                        $    11          $   116          $    98         $   129
                                                                =======          =======          =======         =======

Supplemental disclosure of non-cash financing activities:

           Issuance of Series B Preferred Stock-in settlement
              of liability                                           --               --          $   111              --
                                                                =======          =======          =======         =======

                          See accompanying notes to unaudited consolidated financial statements.

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 29, 1999
                     (In thousands except for share amounts)


(1)               BASIS OF PRESENTATION

                  The accompanying  unaudited  consolidated financial statements of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry, the operating results for the interim period ended May 29, 1999 are not necessarily indicative of the results that may be expected for the year ending August 28, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 29, 1998.

(2)                MERCHANDISE INVENTORIES

                   Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                                          5/29/99    8/29/98
                                                          -------    -------
                   Showrooms                              $ 4,061    $ 4,113
                   Warehouses                               5,160      5,905
                                                          -------    -------
                                                          $ 9,221    $10,018
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

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 29, 1999
                     (In thousands except for share amounts)


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

                  The settlement of the class action litigation is a claims made settlement. All claimants who purchased the Company's Common Stock during the period from December 9, 1992 through December 2, 1994 and who held their stock through December 2, 1994, will be entitled to participate in the cash settlement. The Company has issued 26,664 shares of Series B Convertible Preferred Stock to plaintiff attorneys as part of the settlement.

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

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 29, 1999
                     (In thousands except for share amounts)



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  RESULTS OF OPERATIONS:

                  EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE U. S. PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE OUR ACTUAL RESULTS OR OUTCOME TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS,
PERFORMANCE  OR  ACHIEVEMENTS  EXPRESSED  OR  IMPLIED  BY SUCH  FORWARD  LOOKING
STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO THE RISK FACTORS SET FORTH UNDER THE CAPTION "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 29, 1998. IN ADDITION TO STATEMENTS WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, INVESTORS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "INTENDS," "PLANS" OR "ANTICIPATES" TO BE UNCERTAIN AND FORWARD-LOOKING.

                   NET SALES:

                   Our sales decreased by 5.4% to $78,016 for the thirty-nine weeks ended May 29, 1999 as compared to $82,442 for the same period in the prior year. Sales for the thirteen weeks ended May 29, 1999 decreased by 9.7% to $26,412 from $29,254 for the same period in the prior year. There were 142 stores in operation as of May 29, 1999 compared to 145 stores at the end of the prior year fiscal quarter. Comparable store sales (those open for the entire period in the current and prior year periods) decreased by 4.0% and 8.3%, respectively. These sales decreases are mainly attributable to the Jennifer Leather division that had lower sales on a comparable basis by 13.9% and 26.8%, respectively, primarily because of a manufacturer's delivery problem which we believe will be corrected by the end of our fourth quarter. Sales were also adversely impacted by our inability to offer a private label credit card program from mid February 1999 to mid May 1999.

                  COST OF SALES:


                  THIRTY-NINE WEEKS ENDED MAY 29, 1999:

                  Cost of sales decreased by 7.2% to $51,514 (66.0% as a percentage of sales) as compared to $55,510 (67.3% as a percentage of sales) for the same period in the prior year. The dollar decrease of $3,996 is primarily attributable to the lower sales volume. As a percentage of sales, the 1.3% decline is primarily attributable to lower freight costs and fabric protection charges from the Private Company of .4% and .2%, respectively. Total occupancy costs declined but such costs increased as a percentage of sales by .6%

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 29, 1999
                     (In thousands except for share amounts)



due to the lower sales volume. Net home delivery income increased by $270 and increased as a percentage of sales by .4%. Warehouse expenses of $3,151 are net of $750 due to a reduction negotiated with the Private Company ($150 per month effective January 1, 1999) as compared to $4,122 in the prior year.

                  THIRTEEN WEEKS ENDED MAY 29, 1999:

                  Cost of sales decreased by 11.9% to $17,163 (65.0% as a percentage of sales) as compared to $19,479 (66.6% as a percentage of sales) for the same period in the prior year. The dollar decrease of $2,316 is primarily attributable to the lower sales volume. Costs of merchandise increased by .7% as a percentage of sales while freight and fabric protection charges from the Private Company declined by .3% and .1%. Total occupancy costs did not change, but increased as a percentage of sales by 1.2% due to the lower sales volume. Net home delivery income increased by $168 and increased as a percentage of sales by .9%. Warehouse expenses of $870 are net of $450 due to a reduction negotiated with the Private Company ($150 per month effective January 1, 1999) as compared to $1,411 in the prior year.

                   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

                   THIRTY-NINE WEEKS ENDED MAY 29, 1999:

                   Selling, general and administrative expenses were $27,352 (35.1% as a percentage of sales) as compared to $25,519 (31.0% as a percentage of sales) for the prior period, an increase of $1,833 or 7.2%. The major components of the increase in expenses were: A) increased legal expenses of $365 in connection with the derivative litigation; B) advertising expenses which increased by $862 principally as a result of a new national television campaign that commenced January 1, 1999 and C) higher expenses for our private label credit card program of $207.


                  THIRTEEN WEEKS ENDED MAY 29, 1999:

                  Selling, general and administrative expenses were $8,937 (33.8% as a percentage of sales) as compared to $8,363 (28.6% as a percentage of sales) for the prior period, an increase of $574 or 6.9%. The increase in expenses is primarily due to higher advertising expenses of $553 as a result of a new national television campaign that commenced January 1, 1999.

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 29, 1999
                     (In thousands except for share amounts)

                  Our receivables from the Private Company, the Unconsolidated Licensees and S.F.H.C. were $8,251 as of May 29, 1999, which had increased by $954 from August 29, 1998. A reserve of $6,815 has been provided at May 29, 1999 and $6,696 at August 29, 1998. These entities have losses and/or capital deficiencies and there can be no assurance that the gross receivables will be collected. It is our intention to continue to fund these operations in the future. We have accounted for transactions with these entities on an offset basis. If the result of the offset is a receivable due from them, then such net amount will be generally recognized as income only at the time when cash is received from these entities. As of July 13, 1999, $1,197 of the unreserved receivables at May 29, 1999 have been paid.

                  LIQUIDITY AND CAPITAL RESOURCES:

                   At May 29, 1999, we had an aggregate working capital deficiency of $(12,308) compared to a deficiency of $(11,110) at August 29, 1998 and had available cash and cash equivalents of $5,254 compared to $4,384 at August 29, 1998. This increase in cash and cash equivalents since August 29, 1998 is due principally to a significant increase in customer deposit liabilities of $3,816 because of a manufacturer's delivery problem in the leather division and our inability to offer a private label credit card program for almost all of the third quarter. This increase has been offset by the net
(loss) of $(2,105) and higher receivables from the Private Company and Unconsolidated Licensees of $835.

                  We fund the operations of the LP's, which continue to generate operating losses. All such losses have been consolidated in our consolidated financial statements. We have also continued to fund the operations of the Private Company, the Unconsolidated Licensees (other than S.F.H.C.), and S.F.H.C. As of May 29, 1999, the current receivables from these entities were $1,436, and, of this amount, $1,197 has been paid as of July 13, 1999. The

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 29, 1999
                     (In thousands except for share amounts)

balance is expected to be paid shortly. We have entered into offset agreements with the Private Company that permit the two companies to offset their current monthly obligations to each other in excess of a $1,000 credit extended by us to the Private Company. As part of such agreements, the Private Company agreed to assume certain liabilities owed to us by the Unconsolidated Licensees, other than S.F.H.C.

                  We have a Credit and Security Agreement ("Agreement") with our principal supplier, Klaussner, which gives us the right to extend payment terms for merchandise shipped from 60 days to 81 days provided that a late fee of .67% per month is paid for invoices we pay beyond the normal 60 day terms. As of May 29, 1999, there were no amounts due over 60 days. As part of the Agreement, we granted a security interest in all of our assets as well as assigning leasehold interests, trademarks and a license agreement to operate our business in the event of default.

                  On December 11, 1997, we sold to Klaussner 10,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"), convertible into 1,424,500 shares of our Common Stock for $5,000. These shares are non-voting, have a liquidation preference of $5,000 and do not pay dividends (except if declared on the Common Stock). The Preferred Stock is not convertible until September 1, 1999, or earlier under certain circumstances (e.g. if another person or group acquires 12.5% or more of the Common Stock or there are certain changes in management or the Board of Directors), and has other rights associated with it.

                  On November 30, 1998, the court approved a settlement of all the class actions pending against us. The cash portion of the settlement has been funded entirely by insurance company proceeds.

                  In May 1999, we issued a $200 standby letter of credit to an institution that provides our new private label credit card program. Such letter of credit is secured by $200 on deposit with our bank. Our new private label credit card program requires us to issue an additional $1,000 in standby letters of credit on various dates to May 29, 2000. The Private Company is participating in this program and has provided $50 of the $200 referred to above and has agreed to provide 25% of all cash needed to fund future standby letters of credit. Such letters of credit will be terminated when we achieve certain specified levels of profitability.

                  In fiscal 1998 and 1997, we and the LP's closed an aggregate of six stores. In the thirty nine weeks ended May 29, 1999, two additional stores were closed. A number of such closings were due to our decision to combine separate Jennifer Convertibles and Jennifer Leather stores located in the same geographic areas into one store. The primary benefit of combining both operations into one store was an elimination of the real estate expenses and other expenses associated with the closed showroom. Additional benefits realized included reductions of personnel and, in a number of cases, elimination of duplicate office equipment and telephone lines. Although combining two stores into one store generally reduces sales, management believes that sales at the combined store will generate more profit due to the elimination or reduction of expenses described above.

                           JENNIFER CONVERTIBLES, INC.

              Notes to Unaudited Consolidated Financial Statements

                  For the Thirty-Nine Weeks Ended May 29, 1999
                     (In thousands except for share amounts)


                  We anticipate a net loss for fiscal 1999 with approximately a break-even cash flow. With the Credit and Security Agreement with Klaussner, in the opinion of management, we will have adequate cash flow to fund our operations.





                           JENNIFER CONVERTIBLES, INC.

                                     PART II

                                OTHER INFORMATION




ITEMS 1. through 5.  NOT APPLICABLE.

ITEM  6.   (a) None

           (b) During the quarter ended May 29, 1999, the Company filed no Current Reports on Form 8-K.

                           JENNIFER CONVERTIBLES, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              JENNIFER CONVERTIBLES, INC.


  July 13, 1999               By: /s/ HARLEY J. GREENFIELD
                                  ----------------------------------------------
                                      Harley  J. Greenfield, Chairman of the
                                      Board and Chief Executive Officer



  July 13, 1999               By: /s/ GEORGE J. NADEL
                                  ----------------------------------------------
                                      George J. Nadel, Executive Vice President,
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)