Form 10-K
period 1999-08-28
JENNIFER CONVERTIBLES INC
filed 1999-12-13
CIK 806817

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended August 28, 1999


Commission File number 1-9681


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

                                    Yes  [X]                  No  [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Aggregate market value of voting stock held by non-affiliates of registrant as of November 14, 1997: $ 12,826,631

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding as of November 19, 1999: 5,704,058

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for indemnification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                                     PART I

Item 1.  BUSINESS.

UNLESS OTHERWISE SET FORTH HEREIN, WHEN WE USE THE TERM "WE" OR ANY DERIVATION THEREOF, WE MEAN JENNIFER CONVERTIBLES, INC., A DELAWARE CORPORATION, AND ITS DIRECT OR INDIRECT SUBSIDIARIES.

BUSINESS OVERVIEW

         We are the owner and licensor of the largest group of sofabed specialty retail stores in the United States, with 123 Jennifer Convertibles(R) stores located on the Eastern seaboard, in the Midwest, on the West Coast and in the Southwest as of August 28, 1999. Of these 123 Jennifer Convertibles(R) stores, we owned 52 and licensed 71 as of August 28, 1999. These 71 licensees pay us a royalty and include several stores which are owned or operated by an affiliated private company, Jara Enterprises, Inc. Such number does not include 23 Jennifer Convertible stores which are owned or operated by the private company on a royalty-free basis. As of August 28, 1999, we also owned an additional 32 "Jennifer Leather" stores.

         Jennifer Convertibles(R) stores specialize in the retail sale of a complete line of sofabeds and companion pieces, such as loveseats, chairs and recliners, designed and priced to appeal to a broad range of consumers. The sofabeds and companion pieces are made by several manufacturers and range from high-end merchandise to relatively inexpensive models. We are the largest dealer of Sealy(R) sofabeds in the United States. Each of our stores has a kiosk devoted to mattress sales. The Jennifer Leather stores specialize in the retail sale of leather livingroom furniture. In fiscal 1997, we also opened two test Jennifer Living Room stores which sell a broad range of livingroom furniture, including furniture of the type sold in Jennifer Convertibles and Jennifer
Leather stores. We display merchandise in attractively decorated settings designed to show the merchandise as it would appear in the customer's home. In order to generate sales, our licensees and we rely on the attractive image of the stores, competitive pricing, prompt delivery and extensive advertising.

         We believe that the image presented by our stores is an important factor in our overall marketing strategy. Accordingly, stores are designed to display our merchandise in attractive settings. All of our stores are of a similar clearly-defined style, are designed as showrooms for the merchandise and are carpeted, well-lighted and well-maintained. Inventories for delivery are maintained in separate warehouses. We display a variety of sofabeds and companion pieces (including cocktail tables) at each Jennifer Convertibles retail location with carpeting and accessories. In contrast to certain of our competitors that primarily target particular segments of the market, we attempt to attract customers covering a broad socioeconomic range of the market and, accordingly, offer a complete line of sofabeds made by a number of manufacturers in a variety of styles at prices currently ranging from approximately $299 to $2,200. The Jennifer Leather stores similarly offer a complete line of leather living room furniture in a variety of styles and colors at prices currently ranging from approximately $599 to $5,000. We also generally feature attractive price incentives to promote the purchase of merchandise. In addition to offering merchandise by brand name manufacturers, we offer merchandise at our Jennifer Convertibles and Jennifer Leather stores under the "Jennifer" brand name for sofabeds and under the "Bellissimo Collection" brand name for leather merchandise.

         Although each style of sofabed, loveseat, chair and recliner is generally displayed at Jennifer Convertibles stores in one color and fabric, samples of the other available colors and fabrics are available. On selected merchandise, up to 2,000 different colors and fabrics are available for an additional charge. To maximize the use of our real estate and to offer customers greater selection and value, we, as is common in the mattress industry, sell various sizes of sofabeds with various sizes of mattresses but display only one size of sofabed at our stores. We also offer leather furniture in a number of different grades of leather and colors. We currently emphasize contemporary and traditional sofabeds and companion pieces in the Jennifer Convertibles stores and in the Jennifer Leather stores. We generate additional revenue by selling tables and offering related services, such as fabric protection and a lifetime warranty. Fabric protection services are obtained from, and the warranty is given by, the private company which retains approximately 1/3 of the revenues generated from such services. This private company operates 27 Jennifer
Convertibles stores, 21 of which it owns and six of which it licenses or manages. We do not own or collect any royalties from 23 of such stores which are located in New York. However, the private company operates these stores in substantially the same way as we operate our stores. The private company is owned by Fred Love, an individual who is currently one of our principal stockholders and formerly was one of our directors. Mr. Love is also the brother-in-law of Harley J. Greenfield, our Chairman of the Board, Chief Executive Officer, director and principal stockholder. See "Notes to Consolidated Financial Statements Footnote - Related Party Transactions" and "Certain Relationships and Related Transactions."

         Merchandise ordered from inventory is generally available to be delivered within two weeks. Customers who place special orders for items, colors or fabrics not in inventory must generally wait four to six weeks for delivery, except for Italian leather merchandise which may take up to 20 weeks. We believe that our delivery times on stocked items and special orders are significantly faster than the usual delivery times for furniture and that our ability to offer quick delivery of merchandise represents a significant competitive advantage.

OPERATIONS

         Generally, our stores are open seven days per week. They are typically staffed by a manager, one full-time salesperson and in some cases, one or more part-time salespersons, as dictated by the sales volume and customer traffic of each particular store. In some cases, where sales volume and customer traffic so warrant, stores may be staffed with one to three additional full-time salespersons. Our licensed stores are substantially the same in appearance and operation as our other stores.

         Our licensees and we have district managers throughout the United States. The district managers supervise store management and monitor stores within their assigned district to ensure compliance with operating procedures. District managers report to and coordinate operations in their district with our executive management.

         An inventory of approximately 70% of the items displayed in the stores, in the colors and fabrics displayed, is usually stocked at the private company's warehouse facilities which are described below. Our licensees and we typically, except in the case of certain financed sales, require a minimum cash, check or credit card deposit of 50% of the purchase price when a sales order is given, with the balance, if any, payable in cash or by bank check, certified or official, upon delivery of the merchandise. The balance of the purchase price is collected by the independent trucker making the delivery.

MARKETING

         We advertise in newspapers, radio and on television in an attempt to saturate our marketplaces. Our approach to advertising requires us to establish a number of stores in each area we enter. This concentration of stores enables area advertising expenses to be spread over a larger revenue base and to increase the prominence of the local advertising program.

         We create advertising campaigns for use by our stores which also may be used by the private company stores. The private company bears a share of advertisement costs in New York. However, we also advertise independently of the private company outside of the New York metropolitan area. We are entitled to reimbursement from most of our licensees, which are responsible for their respective costs of advertising; however, the approach and format of such advertising is usually substantially the same for us and our licensees. We also have the right to approve the content of all licensee advertising. See "Certain Relationships and Related Transactions."

         In order to further understand our markets, we carefully monitor our sales and obtain other information reflecting trends in the furniture industry and changes in customer preferences. We also review industry publications, attend trade shows and maintain close contact with our suppliers to aid in identifying trends and changes in the industry.

LEASING STRATEGY AND CURRENT LOCATIONS

         We consider the ability to obtain attractive, high-traffic store locations to be critical to the success of our stores. Together with outside real estate consultants, we select sites and negotiate leases on behalf of our licensees. The site selection process involves numerous steps, beginning with the identification of territories capable of sustaining a number of stores sufficient to enable such stores to enjoy significant economies of scale, particularly in advertising, management and distribution. Significant factors in choosing a territory include market demographics and the availability of newspapers and other advertising media to efficiently provide an advertising umbrella in the new territory.

         Once a territory is selected, we pick the specific locations within such territory. Although a real estate consultant typically screens sites within a territory and engages in preliminary lease negotiations, each site is inspected by one of our officers and we are responsible for approval of each location. The leased locations are generally in close proximity to heavily populated areas, shopping malls, and other competing retail operations which are on or near major highways or major thoroughfares, are easily accessible by car or other forms of transportation and provide convenient parking.

         The locations currently leased by our licensees and us range in size from 1,900 square feet to a little over 8,000 square feet. We anticipate that stores opened in the future will range from approximately 2,000 square feet to 4,000 square feet. Stores may be freestanding or part of a strip shopping center.

         In fiscal 1999, we closed two stores and opened four new stores. We will continue to selectively close stores where the economics so dictate and we plan to aggressively open additional stores if attractive opportunities present themselves.

SOURCES OF SUPPLY

         We currently purchase merchandise for our stores, the stores of our licensees and for the private company, from a variety of domestic manufacturers generally on 60 to 90 day terms. We also purchase from overseas manufacturers on varying terms. Our purchasing power combined with the purchasing power of our licensees and of the private company enables us to receive the right, in some instances, to market exclusively certain products, fabrics and styles. See "Certain Relationships and Related Transactions."

         Our principal supplier of sofabeds is Klaussner Furniture Industries, Inc., which also manufactures furniture under the Sealy(R) brand name. Sealy(R) brand name sofabeds are our largest selling brand name item and we believe that Sealy(R) brand name mattresses are the largest selling mattresses in the world and have the highest consumer brand awareness. We are the largest sofabed specialty retailer and the largest Sealy(R) sofabed dealer in the United States.

         During the fiscal year ended August 28, 1999, we purchased approximately 77% of our merchandise from Klaussner. Leather furniture is purchased primarily from Klaussner, Softline S.p.A., Italdesign, Natuzzi and Ashley. The loss of Klaussner as a supplier could have a material adverse effect on our operations and on our financial well-being. In March 1996, as part of a series of transactions with Klaussner, we, among other things, granted Klaussner a security interest in substantially all of our assets in exchange for improved credit terms under a credit and security agreement with Klaussner. In addition, in December 1997, Klaussner purchased $5,000,000 of our convertible preferred stock. In fiscal 1997, Klaussner also gave us certain vendor credits for advertising and repairs. In fiscal 1998 and 1999, Klaussner gave us certain vendor credits for repairs only. In addition, in December 1999, Klaussner agreed to loan us $150,000 per store to fund the addition of up to 10 new stores. Any such loans are subject to acceleration if we do not purchase at least 50% of our upholstered furniture by dollar volume from Klaussner. See "Certain Relationships and Related Transactions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed description of these transactions, Klaussner's $5,000,000 investment and other transactions with Klaussner.

LICENSING ARRANGEMENTS

         The stores we license include certain limited partnership licensees whose accounts are included in our consolidated financial statements which we refer to in this report as our "LP's", and also include other licensees whose accounts are not so included which we refer to as "unconsolidated licensees". Our arrangements with our licensees typically involve providing the licensee with a license, bearing a royalty of 5% of sales, to use the name Jennifer Convertibles(R). Our existing licensing arrangements are not uniform and vary from licensee to licensee. Generally, however, we either manage the licensed stores or, if the licensee is a partnership, have a subsidiary act as general partner of such partnership, in each case, for 1% of the licensee's profits. The arrangements generally have a term ranging between 10 and 20 years and may include options on the licensee's part to extend the license for additional periods. These arrangements may also involve the grant of exclusivity as to defined territories. In some cases, we also have an option to purchase the licensee or the licensed stores for a price based on an established formula or valuation method. Investors in certain licensees have, in certain circumstances, including a change of control in our ownership, the right to put their investments to us for a price based upon an established formula or valuation method. The private company currently provides warehousing, fabric protection and other services to licensees on substantially the same basis as such services are provided to us and we purchase merchandise for the licensees. We also provide certain accounting services to certain licensees for which we generally charge $6,000 per store per annum. As of August 28, 1999, we were owed an aggregate of $6,207,000 for royalties, advances and merchandise by our licensees, a substantial portion of which was overdue. Of such amount, $2,324,000 due from LP's is eliminated in our financial statements as a result of the consolidation of these limited partnerships and $3,883,000 due from our unconsolidated licensees was reserved against in such financial statements due to doubts as to collectibility. Most of the investors in the licensees have other relationships with us or our current or former management and, in December 1996, the private company acquired the limited partnership interests in those limited partnerships owning an aggregate of 49 licensed stores. See "Certain Relationships and Related Transactions."

WAREHOUSING AND RELATED SERVICES

         Pursuant to a warehousing agreement with the private company, which expires in 2001, we currently utilize the warehousing and distribution facilities leased and operated by the private company consisting of a 236,000 square foot warehouse facility in North Carolina, and satellite warehouse facilities in New Jersey and California. These warehouse facilities service our owned and licensed stores and the private company's stores.

         Although we are not obligated to use the warehouse facilities of the private company, we have done so to avoid the disruption and the administrative and other costs associated with developing and maintaining the infrastructure required to manage warehousing and handling independently. The warehousing agreement provides that the private company is not obligated to provide services for more than 300 of our owned stores. We pay the private company a monthly warehouse fee equal to 5% of the retail selling price of all merchandise delivered from the warehouse facilities to customers of our owned stores, except for stores opened subsequent to July 1, 1999, which are not charged the 5% fee. Such fee includes 5% of the retail selling price of any related services, such as fabric protection, provided in connection with such merchandise. In addition, the private company has separately contracted with our licensees to provide warehousing and handling services for licensed stores for a fee equal to 5% of the retail price of merchandise delivered to the licensees' customers and on other terms substantially similar to those set forth under the warehousing agreement.

         The private company also provides to us a number of other services, including fabric protection and warranty services. In addition to the fee for warehousing, we pay the private company a portion, which is approximately one-third, of fabric protection revenues from our customers except for such revenues from customers of stores opened subsequent to July 1, 1999, of which we retain 100%. We also pay the private company for freight charges based on quoted freight rates for arranging delivery of our merchandise. See "Certain Relationships and Related Transactions."

TRADEMARKS

         The trademarks Jennifer Convertibles(R), Jennifer Leather(R), Jennifer House(R), With a Jennifer Sofabed, There's Always a Place to Stay(R),
Jenni-Pedic(R), Elegant Living(R), Jennifer's Worryfree Guarantee(R), Jennifer Living Rooms(R) (with logo) and Bellissimo Collection(R) are registered with the U.S. Patent and Trademark Office and are now owned by us. The private company, as licensee, was granted a perpetual royalty-free license to use and sublicense these proprietary marks (other than the ones related to Jennifer Leather) in the State of New York, subject to certain exceptions, including nine stores currently owned by us and operating in New York and two more which the private company has agreed we may open on a royalty-free basis. See "Certain Relationships and Related Transactions."

EMPLOYEES

         As of August 28, 1999, we employed 443 people, including six executive officers. We train personnel to meet our expansion needs by having our most effective managers and salespersons train others and evaluate their progress and potential for us. We believe that our employee relations are satisfactory. None of our employees are represented by a collective bargaining unit. We have never experienced a strike or other material labor dispute.

COMPETITION

         We compete with other furniture specialty stores, major department stores, individual furniture stores and regional furniture chains, some of which have been established for a long time in the same geographic areas as our stores (or areas where we or our licensees may open stores). We believe that the principal areas of competition with respect to our business are store image, price, delivery time, selection and service. We believe that we compete effectively with such retailers because our stores offer a broader assortment of convertible sofabeds than most of our competitors and, as a result of volume purchasing, we are able to offer our merchandise at attractive prices. We also advertise more extensively than many of our competitors and offer substantially faster delivery on most of our items.

Item 2.  PROPERTIES.

         We maintain our executive offices in Woodbury, New York pursuant to a lease which expires in the year 2005.

         As of August 28, 1999, the LP's and we lease all of our store locations pursuant to leases which expire between 1999 and 2013. During fiscal 2000, eight leases will expire, although the lessee has an option to renew each such lease. The leases are usually for a base term of at least five years. For additional information concerning the leases, see Note 9 of "Notes to Consolidated Financial Statements."

Item 3.  LEGAL PROCEEDINGS.

         We are involved in a number of proceedings described below.

SETTLEMENT OF CLASS ACTION LITIGATION

         On November 30, 1998, the court approved the settlement of a series of 11 class actions commenced in December 1994 against us, various of our present and former officers and directors, and certain third parties, in the United States District Court for the Eastern District of New York. The complaints in all of these actions alleged that we and the other named defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the press release issued by us on or about December 2, 1994. All of these class actions were consolidated under the caption In Re Jennifer Convertibles, Case No. 94 Civ. 5570, pending in the Eastern District of New York. The settlement provides for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7 million in cash and preferred stock having a value of $370,000. The cash portion of the settlement was funded entirely by insurance company proceeds. We issued 26,664 shares of series B preferred stock, convertible into 18,664 shares of our common stock. These shares are non-voting, have a liquidation preference of $5.00 per share or $133,000 in total, and accrue dividends at the rate of $.35 per share per annum. The cumulative unpaid dividends at August 28, 1999 totaled $7,000. The preferred stock is convertible at our option at any time after the common stock trades at a price of at least $7.00 per share.

THE DERIVATIVE LITIGATION

         Beginning in December 1994, a series of six actions were commenced as derivative actions on our behalf, against Harley J. Greenfield, Fred J. Love, Edward B. Seidner, Bernard Wincig, Michael J. Colnes, Michael Rosen, Al Ferarra, William M. Apfelbaum, Glenn S. Meyers, Lawrence R. Haut, the private company, Jerome I. Silverman, Jerome I. Silverman Company, Selig Zises and BDO Seidman & Co.1 in: (a) the United States District Court for the Eastern District of New York, entitled Philip E. Orbanes V. Harley J. Greenfield, et al., Case No. CV 94-5694 (DRH) and Meyer Okun and David Semel V. Al Ferrara, et al., Case No. CV 95-0080 (DRH); Meyer Okun Defined Benefit Pension Plan, et al. V. Bdo Seidman & Co., Case No. CV 95-1407 (DRH); and Meyer Okun Defined Benefit Pension Plan V. Jerome I. Silverman Company, et. al., Case No. CV 95-3162 (DRH); (b) the Court of Chancery for the County of New Castle in the State of Delaware, entitled Massini V. Harley Greenfield, et. al., Civil Action No. 13936 (WBC); and (c) the Supreme Court of the State of New York, County of New York, entitled Meyer Okun Defined Benefit Pension Plan V. Harley J. Greenfield, et. al., Index No. 95-110290.

----------------
1 Each of these individuals and entities is named as a defendant in at least one action.

                  The complaints in each of these actions assert various acts of wrongdoing by the defendants, as well as claims of breach of fiduciary duty by our present and former officers and directors, including but not limited to claims relating to the matters described in our December 2, 1994 press release.

                  As described in prior filings, we had entered into settlement agreements as to the derivative litigation subject, in the case of certain of such agreements, to court approval of such settlement by a certain date. Such court approval was not obtained by such date, and in July 1998, the private company exercised its option to withdraw from the settlement. We are currently negotiating with the private company with respect to a new settlement. However, there can be no assurance that a settlement will be reached or as to the terms of such settlement.

OTHER LITIGATION

         We are also subject, in the ordinary course of business, to a number of litigations in relation to leases for those of our stores which we have closed or relocated. Management does not believe the outcome of such litigations will be material to our financial position.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.

         The principal market for our common stock during the two fiscal years ended August 28, 1999 and August 29, 1998 was the NASDAQ Bulletin Board. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of our common stock on the Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                             High              Low
                                             -----            -----
 Fiscal Year 1998:
  1st Quarter.....................          $2 1/2            $1 3/4
  2nd Quarter.....................           2 1/2             1 3/16
  3rd Quarter.....................           2 1/32            1 9/16
  4th Quarter.....................           2 1/2             1 11/16

                                                 High             Low
                                                 -----            -----
 Fiscal Year 1999:
  1st Quarter.....................              $1 15/16          $1 7/8
  2nd Quarter.....................               2 9/16            2 3/8
  3rd Quarter.....................               3                 2 13/16
  4th Quarter.....................               2 13/16           2 1/16

         As of November 16, 1999, there were approximately 229 holders of record and approximately 1,510 beneficial owners of our common stock. On October 29, 1999, the closing bid and asked prices of the common stock as reported on the NASDAQ Bulletin Board were $1 3/4 and $2, respectively.

DIVIDEND POLICY

         We have never paid a dividend on our common stock and we do not anticipate paying dividends on the common stock at the present time. We currently intend to retain earnings, if any, for use in our business. There can be no assurance that we will ever pay dividends on our common stock. Our dividend policy with respect to the common stock is within the discretion of the Board of Directors and its policy with respect to dividends in the future will depend on numerous factors, including our earnings, financial requirements and general business conditions.

Item 6.   SELECTED FINANCIAL DATA.

The following table presents certain selected financial data for Jennifer Convertibles, Inc. and subsidiaries
                                                                         (in thousands, except share data)
OPERATIONS DATA:                                       Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                                                       08/28/1999     08/29/1998     08/30/1997     08/31/1996     08/26/1995
                                                      -----------    -----------     ----------     ----------     ----------
Net sales                                                 109,284        111,541         97,789        106,041        126,074
                                                      -----------    -----------     ----------     ----------     ----------
Cost of sales, including store occupancy,
  warehousing, delivery and fabric protection              71,607         74,054         67,114         72,708         86,964
Selling, general and administrative expenses               35,890         35,984         32,904         37,618         45,955
Depreciation and amortization                               1,668          1,727          1,840          1,852          2,261
Termination of consulting agreement,
  legal and other costs                                        --             --             --             --            500
(Recovery) provision for losses on amounts due from
  Private Company and Unconsolidated Licensees                (42)          (196)          (426)           952          3,088
Loss from store closings                                       (9)           355             55            191          1,670
                                                      -----------    -----------     ----------     ----------     ----------
                                                          109,114        111,924        101,487        113,321        140,438
                                                      -----------    -----------     ----------     ----------     ----------
Operating income (loss)                                       170           (383)        (3,698)        (7,280)       (14,364)
                                                      -----------    -----------     ----------     ----------     ----------
Other income (expense):
Royalty income                                                388            386            374            375            523
Interest income                                               171            108             67            195            311
Interest expense                                             (106)          (172)           (28)           (47)           (48)
Other income, net                                             150            271            319            880          1,670
                                                      -----------    -----------     ----------     ----------     ----------
                                                              603            593            732          1,403          2,456
                                                      -----------    -----------     ----------     ----------     ----------
Income (loss) before income taxes                             773            210         (2,966)        (5,877)       (11,908)

Income taxes                                                  403            120             95            146            160
                                                      -----------    -----------     ----------     ----------     ----------
Net income (loss)                                     $       370    $        90        ($3,061)       ($6,023)      ($12,068)
                                                      ===========    ===========     ==========     ==========     ==========
Basic income (loss) per share                         $      0.06    $      0.02         ($0.54)        ($1.06)        ($2.12)
                                                      ===========    ===========     ==========     ==========     ==========
Diluted income (loss) per share                       $      0.05    $      0.01         ($0.54)        ($1.06)        ($2.12)
                                                      ===========    ===========     ==========     ==========     ==========
Weighted average common shares outstanding
  basic income (loss) per share                         5,701,559      5,700,725      5,700,725      5,700,725      5,700,725

Effect of potential common shares issuances:
  Stock options                                            22,077         32,641
  Convertible preferred stock                           1,430,722      1,068,375
                                                      -----------    -----------     ----------     ----------     ----------
Weighted average common shares outstanding
  diluted income (loss) per share                       7,154,358      6,801,741      5,700,725      5,700,725      5,700,725
                                                      ===========    ===========     ==========     ==========     ==========
Cash Dividends                                                 --             --             --             --             --
                                                      ===========    ===========     ==========     ==========     ==========

Store data:                                             08/28/99       08/29/98       08/30/97       08/31/96       08/26/95
                                                      -----------    -----------     ----------     ----------     ----------
Company-owned stores open
  at the end of period                                         84             82             84             86             90
Consolidated licensed stores open
  at the end of period                                         62             62             63             64             68
Licensed stores not consolidated
  open at end of period                                         9             11             11             11             11
                                                      -----------    -----------     ----------     ----------     ----------
Total stores open at end of period                            155            155            158            161            169
                                                      ===========    ===========     ==========     ==========     ==========

Balance Sheet Date:                                     08/28/99       08/29/98       08/30/97       08/31/96       08/26/95
                                                      -----------    -----------     ----------     ----------     ----------
Working capital (deficiency)                             ($10,581)      ($11,110)      ($17,258)      ($15,757)      ($10,988)
Total assets                                               26,145         24,099         22,998         25,435         33,871
Long-term obligations                                          63             49            421            230            337
Total liabilities                                          34,181         32,547         36,365         35,741         38,154
(Capital deficiency) stockholders' equity                  (8,036)        (8,448)       (13,367)       (10,306)        (4,283)
(Capital deficiency) stockholders' equity per share        ($1.41)        ($1.48)        ($2.34)        ($1.81)        ($0.75)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE U.S. PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE OUR ACTUAL RESULTS OR OUTCOMES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO RISK FACTORS SUCH AS UNCERTAINTY AS TO THE OUTCOME OF THE LITIGATION CONCERNING US, FACTORS AFFECTING THE FURNITURE INDUSTRY GENERALLY, SUCH AS THE COMPETITIVE AND MARKET ENVIRONMENT, AND MATTERS WHICH MAY AFFECT OUR SUPPLIERS OR THE PRIVATE COMPANY. IN ADDITION TO STATEMENTS, WHICH EXPLICITLY DESCRIBE SUCH RISKS AND
UNCERTAINTIES, INVESTORS ARE URGED TO CONSIDER, STATEMENTS LABELED WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "INTENDS,""PLANS" OR "ANTICIPATES" TO BE UNCERTAIN AND FORWARD-LOOKING.

OVERVIEW

         We are the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofabeds and companion pieces such as loveseats, chairs and recliners and specialty retail stores that specialize in the sale of leather furniture.


RESULTS OF OPERATIONS

    FISCAL YEAR ENDED AUGUST 28, 1999 COMPARED TO FISCAL YEAR ENDED AUGUST 29, 1998:

         Net sales decreased by 2.0% to $109,284,000 for the fiscal year ended August 28, 1999 as compared to $111,541,000 for the fiscal year ended August 29, 1998. This decrease is primarily attributable to a decrease in the Jennifer Leather division's net sales of $3,328,000 or 10.2% due to the closing of two Jennifer Leather stores in the 1999 fiscal year and the closing of two other Jennifer Leather stores during the 1998 fiscal year. Comparable store sales for all of our stores open for a full year in each period decreased by 0.8%.

         Cost of sales decreased by 3.3% to $71,607,000 for the fiscal year ended August 28, 1999 from $74,054,000 for the fiscal year ended August 29, 1998. Cost of sales as a percentage of sales was 65.5% in fiscal 1999, which declined from 66.4% in the prior year. The percentage decrease of 3.3% is primarily due to decreased warehouse costs of $1,200,000 due to the amendment of the warehouse arrangement with the private company. Included in cost of sales are charges from the private company for warehouse expenses of $4,262,000, fabric protection services of $2,292,000 and freight of $2,363,000. This compared with $5,576,000, $2,592,000 and $2,775,000, respectively, in the previous year.

         Selling, general and administrative expenses were $35,890,000 (32.9% as a percentage of sales) for the fiscal year ended August 28, 1999 as compared to $35,984,000 (32.3% as a percentage of sales) for the fiscal year ended August 29, 1998, a decrease of $94,000 from the prior year. The decrease is due to the decrease in salaries and other operating expenses, which in aggregate amounted to approximately $974,000, principally due to the decrease in sales. The decrease in operating expenses was offset by an increase in advertising expenses of approximately $880,000 which is due to our national television advertising campaign.

         Our receivables from the private company ($3,955,000), the unconsolidated licensees (other than Southeastern Florida Holding Corp.) ($2,233,000) and Southeastern Florida Holding Corp. ($1,650,000) increased in the aggregate by $541,000 in the fiscal year ended August 28, 1999 to $7,838,000. In connection with the uncertainty of collectibility and the relationship between the private company, certain licensees consisting of our unconsolidated licensees other than Southeastern Florida Holding Corp., Southeastern Florida Holding Corp. and us, we account monthly for transactions with these entities on an offset basis. If the result of the offset is a receivable due from them, then such net amount will be generally recognized to the extent that cash is received from these entities prior to the issuance of our financial statements. These entities have losses and/or capital deficiencies and, accordingly, we have fully reserved uncollected amounts which totaled $6,654,000 at August 28, 1999.

         Interest income increased by $63,000 to $171,000 for the fiscal year ended August 28, 1999 as compared to the prior year. The increase generally reflects a better cash management program.

         Net income in the fiscal years ended August 28, 1999 and August 29, 1998 was $370,000 and $90,000, respectively, an increase of income of $280,000. The primary reason for the significant improvement is better management of expenses and the decrease of the warehouse costs, which resulted from an amendment of the original warehouse agreement with the private company.

    FISCAL YEAR ENDED AUGUST 29, 1998 COMPARED TO FISCAL YEAR ENDED AUGUST 30, 1997:

         Net sales increased by 14.1% to $111,541,000 for the fiscal year ended August 29, 1998 as compared to $97,789,000 for the fiscal year ended August 30, 1997. This increase is mainly attributable to an increase in the Jennifer Leather division's net sales of $9,447,000 or 37.9%. In the prior year, the division suffered from an inability to obtain merchandise due to an overseas supplier's production problems. Comparable store sales for all of our stores open for a full year in each period increased by 15.0%.

         Cost of sales increased by 10.3% to $74,054,000 for the fiscal year ended August 29, 1998 from $67,114,000 for the fiscal year ended August 30, 1997. The dollar increase of $6,940,000 is primarily attributable to higher purchases. Cost of sales as a percentage of sales was 66.4% in fiscal 1998, which declined from 68.6% in the prior year primarily because of the higher sales levels. Also included in cost of sales are charges from the private company for warehouse expenses of $5,576,000, fabric protection services of $2,592,000 and freight of $2,775,000. This compared with $5,021,000, $2,543,000 and $2,827,000, respectively, in the previous year.

         Selling, general and administrative expenses were $35,984,000 (32.3% as a percentage of sales) for the fiscal year ended August 29, 1998 as compared to $32,904,000 (33.6% as a percentage of sales) for the fiscal year ended August 30, 1997, an increase of $3,080,000 or 9.4% from the prior year. This increase was due principally to higher salaries and related benefits of $1,876,000, principally because of the higher sales volume which generated increased commissions as well as the assumption by us of certain payroll expenses starting January 1, 1998 previously funded by the private company totaling $948,000 and new costs of $991,000 in connection with an enhanced private label credit card program that commenced in the current fiscal year. Adjustments related to canceled customer orders declined by $436,000. Advertising expenses declined by $74,000 to $10,819,000 (9.7% as a percentage of sales) as compared to $10,893,000 (11.1% as a percentage of sales) in the prior year. The prior year amount included a credit from Klaussner Furniture Industries, Inc. that totaled $1,075,000.

         Our receivables from the private company ($3,166,000), the Unconsolidated Licensees (other than Southeastern Florida Holding Corp.) ($2,302,000) and Southeastern Florida Holding Corp. ($1,829,000) increased in the aggregate by $399,000 in the fiscal year ended August 29, 1998 to $7,297,000. In connection with the uncertainty of collectibility and the relationship between the private company, the Private Licensees, Southeastern Florida Holding Corp. and us, we account monthly for transactions with these entities on an offset basis. If the result of the offset is a receivable due from them, then such net amount will be generally recognized only to the extent that cash is received from these entities prior to the issuance of the financial statements. These entities have losses and/or capital deficiencies and, accordingly, we had fully reserved for all amounts due from the private company, the Private Licensees and Southeastern Florida Holding Corp. in prior years which totaled $6,696,000 at August 29, 1998.

         Interest income increased by $41,000 to $108,000 for the fiscal year ended August 29, 1998 as compared to the prior year. The increase generally reflects a new cash management program started this year with a new bank.

         Net income in the fiscal year ended August 29, 1998 was $90,000 as compared to a net loss of $3,061,000 in the prior year, a decrease of loss of $3,151,000. The primary reason for the significant improvement was due to higher sales which produced greater gross margin dollars and management of expenses, which was offset by lower income on customer adjustments to canceled orders and the higher payroll costs from the private company, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         As of August 28, 1999, we had an aggregate working capital deficiency of $10,581,000 compared to a deficiency of $11,110,000 at August 29, 1998 and had available cash and cash equivalents of $6,907,000 compared to $4,384,000 at August 29, 1998. The increase of working capital is due to the positive cash flows from operations of $3,509,000 for the year ended August 28, 1999 as compared to the negative cash flows from operations of $3,607,000 for the year ended August 29, 1998. This increase in operating cash flows resulted primarily from an increase of customer deposits and accounts payable and a decrease in merchandise inventories. Due to the significant improvement in our positive operating cash flow, we believe we will have adequate cash flow to fund our operations for the next fiscal year.

         We are continuing to fund the operations of the LP's which continue to generate operating losses. All such losses have been consolidated in our consolidated financial statements. Our receivables from the private company, the unconsolidated licensees, and Southeastern Florida Holding Corp., had been fully reserved for in prior years. There can be no assurance that the total reserved amount of receivables of $6,654,000 for the year ended August 28, 1999 will be collected. It is our intention to continue to fund these operations in the future. Starting in 1995, the private company and we entered into offset agreements that permit the two companies to offset their current monthly obligations to each other in excess of $1,000,000 of credit extended by us to the private company. Additionally, as part of such agreements, the private company in November 1995 agreed to assume certain liabilities owed to us by the unconsolidated licensees and Southeastern Florida Holding Corp. Current obligations of the private company and the Unconsolidated Licensees as of August 28, 1999 have been paid.

         In March 1996, we executed a Credit and Security Agreement with our principal supplier, Klaussner, which extended the payment terms for merchandise shipped from 60 days to 81 days. Since the second quarter of the current fiscal year, we have not exceeded these 60 day payment terms by more than 14 days. As of August 28, 1999, there were no amounts owed to Klaussner which were over these extended payment terms. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of .67% per month for invoices we pay beyond the normal 60 day terms. This provision became effective commencing with the month of January 1998. See "Certain Relationships and Related Transactions". As part of the Credit and Security Agreement, we granted a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a licensee agreement to operate our business in the event of default.

         On December 11, 1997, we sold to Klaussner 10,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"), convertible into 1,424,500 shares of the Company's Common Stock for $5,000,000. These shares are non-voting, have a liquidation preference of $5,000,000 and do not pay dividends (except if declared on the Common Stock). The Preferred Stock is convertible commencing September 1, 1999 and has other rights associated with it.

         On November 30, 1998, the court approved a settlement of all the class action litigation pending against us. The cash portion of the settlement was funded entirely by insurance company proceeds. Based upon the proofs of claim filed, we issued $111,000 in Preferred Stock and we made no cash outlays other than for legal costs.

         In fiscal 1998 and 1997, the LP's and we closed an aggregate of six stores. In fiscal 1999, two additional stores were closed. Several were closed for non-performance, but a number of such closings were due to our decision to combine separate Jennifer Convertibles and Jennifer Leather stores located in the same demographic areas into one store. The primary benefit of combining both operations into one store was an elimination of the real estate expenses and other expenses associated with the closed showroom. Additional benefits realized included reductions of personnel and, in a number of cases, elimination of duplicate office equipment and telephone lines. Although combining two stores into one store generally reduces sales, management believes that sales at the combined store will generate more profit due to the elimination or reduction of expenses described above.

         For the fiscal years ended August 28, 1999 and August 29, 1998, the LP's and we together spent $743,000 and $141,000, for each such years, for capital expenditures. We currently anticipate capital expenditures approximating $1,300,000 during fiscal 2000 to support the opening of new stores during the next fiscal year. A portion of our store openings will be funded by Klaussner pursuant to an agreement, entered into in December 1999, pursuant to which Klaussner agreed, sbuject to certain conditions, to lend us $150,000 per new store for up to 10 new stores. Each loan will be evidenced by a three year note, bearing interest at the LIBO rate plus 3%. The notes are subject to acceleration under certain circumstances including closing of the stores funded by the loan if we are purchasing at least 50% of our upholstered furniture by dollar volume from Klaussner. In addition, Klaussner will be entitled to a premium on the cost of furniture purchased from it by us for sale to customers of the stores funded by Klaussner.

YEAR 2000

         We recognize the need to ensure that our operations will not be adversely impacted by potential error from software program calculations using the year 2000 date. We have completed all modifications, changes and testing work in regard to all operating programs that utilize the date as a key for comparison and/or calculation. We realize that while all departmental managers have signed off on the testing of Y2K, there is no amount of testing that can ensure 100% compliance. The cost of achieving Year 2000 compliance, including in-house salaries, wages and benefits, has been estimated at approximately $450,000, which was primarily paid for by the private company which has the responsibility of maintaining the MIS department. We have planned for additional expenditures of approximately $25,000 to correct any minor Y2K software problems after January 1, 2000.

INFLATION

         There was no significant impact on the Company's operations as a result of inflation during the fiscal year ended August 28, 1999.

                                  RISK FACTORS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

         This annual report contains certain forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors set forth below and elsewhere in this report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and operating results could be materially adversely affected. The cautionary statements made in this annual report on Form 10-K should be read as being applicable to all forward-looking statements wherever they appear in this annual report on Form 10-K.

OUR COMPANY HAS EXPERIENCED SUBSTANTIAL LOSSES UNTIL RECENTLY AND CURRENTLY HAS A NEGATIVE NET WORTH

         We achieved a profit of $370,000 and $90,000 in the fiscal years ended August 28, 1999 and August 29, 1998, respectively. We incurred a net loss of $3,061,000 in the fiscal year ended August 30, 1997. The furniture business is cyclical and we may be unable to continue operating profitably, either due to a change in such cycle, losses from new stores, changes in consumer preferences or demographics or unknown risks and uncertainties that may cause us to incur losses from operations. We had a negative net worth of $8,036,000 as of August 28, 1999. Such negative net worth may impair our ability to obtain additional financing or credit from our suppliers and make it more difficult to obtain leases from landlords.

THE  OUTCOME OF  PENDING  LITIGATION  IS  UNCERTAIN  AND MAY ENTAIL  SIGNIFICANT
EXPENSE

         As described under "Legal Proceedings", we are currently involved in certain derivative litigation. We have spent a substantial amount on legal fees and other expenses in connection with such litigation. There can be no assurance that we will settle such litigation or that we will be successful in such litigation if not settled. In addition, if we are able to settle the litigation, there can be no assurance that we will be able to do so on terms favorable to us.

OUR COMPANY COULD SUFFER FROM POTENTIAL CONFLICTS OF INTEREST

         Potential conflicts of interest exist since two of our principal stockholders, directors and officers, Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer, and Edward B. Seidner, a director and our Executive Vice President, are owed over $10 million by the private company, which owns, controls or licenses the private company stores. Accordingly, such persons derive substantial economic benefits from the private company. In addition, Fred Love, the owner of the private company, is Mr. Greenfield's brother-in-law. Circumstances may arise in which the interest of the private company stores, of the private company or of Mr. Greenfield and Mr. Seidner will conflict with our interests, including the negotiations to settle the litigation described above. There are also numerous relationships, and have been numerous transactions, between us and the private company, including an agreement under which the private company warehouses merchandise for us and coordinates delivery of such merchandise and under which we purchase merchandise for the private company. The private company provides similar services to our licensees. See "Certain Relationships and Related Transactions."

WE HEAVILY DEPEND ON ONE SUPPLIER

         We purchase a significant percentage of our merchandise from Klaussner, which also manufactures furniture under the Sealy(R) brand name. During the fiscal year ended August 28, 1999, we purchased approximately 77% of our merchandise from Klaussner. Since a large portion of our revenues have been derived from sales of Klaussner products, the loss of this supplier could have a material adverse impact on us until alternative sources of supply are established. Klaussner is also a principal stockholder and creditor of ours and of the private company. Our obligations to Klaussner are secured by substantially all of our assets. Klaussner's position as a significant creditor could potentially result in a temporary or permanent loss of our principal supply of merchandise, if, for example, Klaussner halted supply because we defaulted on or were late in making our payments to Klaussner. Moreover, Klaussner's position as a secured creditor, together with our negative net worth, may make it difficult to obtain substantial supplies from our vendors. See "Certain Relationships and Related Transactions."

THE CYCLICAL NATURE OF THE FURNITURE INDUSTRY POSES RISKS TO US FROM A PROLONGED ECONOMIC DOWNTURN

         The furniture industry historically has been cyclical, fluctuating with general economic cycles. During economic downturns, the furniture industry tends to experience longer periods of recession and greater declines than the general economy. We believe that the industry is significantly influenced by economic conditions generally and particularly by consumer behavior and confidence, the level of personal discretionary spending, housing activity, interest rates, credit availability, demographics and overall consumer confidence. All of these factors could be negatively affected by an economic downturn and therefore a prolonged economic downturn might have a material adverse effect on our business.

COMPETITION IN THE FURNITURE INDUSTRY COULD COST US SALES AND CAUSE US TO REDUCE PRICES

         The retail sofabed business is highly competitive and includes competition from traditional furniture retailers and department stores as well as numerous discount furniture outlets. Our stores may face sharp price cutting, as well as imitation and other forms of competition, and we cannot prevent or restrain others from utilizing a similar marketing format. Although we are the largest sofabed specialty retail dealer in the United States, many of our competitors have considerably greater financial and other resources than do we.

WE MAY HAVE DIFFICULTY OBTAINING ADDITIONAL FINANCING

         Our ability to expand and support our business may depend upon our ability to obtain additional financing. We may have difficulty obtaining debt financing as all of our assets are pledged to Klaussner as security for the amounts we owe under the Klaussner Credit and Security Agreement and because of our negative net worth. From time to time, our financial position has made it difficult for us to secure third party consumer financing. Inability to offer such financing adversely affects sales.

HARLEY J. GREENFIELD AND CURRENT MANAGEMENT ARE LIKELY TO RETAIN CONTROL

         As of November 19, 1999, Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer and principal stockholder, beneficially owns approximately 13.9% of our outstanding shares of common stock. Approximately 31% of the outstanding common stock is beneficially owned by all officers and directors as a group, including Messrs. Greenfield and Seidner. Since the holders of our common stock do not have cumulative voting rights, such officers' and directors' ownership of our common stock will likely enable them to exercise significant influence in matters such as the election of our directors and other matters submitted for stockholder approval. Also, the relationship of such persons to the private company could serve to perpetuate management's control in light of the private company's performance of important functions.

OUR FUTURE SUCCESS DEPENDS HEAVILY ON ONE EXECUTIVE

         Our future success will depend substantially upon the abilities of Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer and one of our principal stockholders. The loss of Mr. Greenfield's services could materially adversely affect our business and our prospects for the future. We maintain key-man life insurance on the life of Mr. Greenfield in the amount of two million ($2,000,000).

WE ARE NOT LIKELY TO DECLARE DIVIDENDS

         We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future. We currently anticipate that we will retain all our earnings for use in the operation and expansion of our business and, therefore, do not anticipate that we will pay any cash dividends in the foreseeable future.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not Applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           See Index immediately following the signature page.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III

Item 10. OUR DIRECTORS AND EXECUTIVE OFFICERS.

         The names and ages of our directors and our executive officers as of November 15, 1999 are as follows:

                                         Position(s) with the
           Name               Age              Company
           ----               ---        --------------------

Harley J. Greenfield           55        Director, Chairman of the Board and
                                         Chief Executive Officer
Edward G. Bohn                 54        Director
Kevin J. Coyle                 54        Director
Edward B. Seidner              47        Director and Executive Vice President
Bernard Wincig                 68        Director
Rami Abada                     40        Director, President, Chief Operating
                                         Officer and Interim Chief Financial
                                         Officer
Ronald E. Rudzin               37        Senior Vice President
Leslie Falchook                39        Vice President - Administration
Kevin Mattler                  41        Vice President - Store Operations

         Our directors are elected at the Annual Meeting of stockholders and hold office until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. We currently have no compensation or nominating committees.

         The Board of Directors held seven meetings during the 1999 fiscal year. None of the directors attended fewer than 75% of the number of meetings of the Board of Directors or any committee of which he is a member, held during the period in which he was a director or a committee member, as applicable.

         The Board of Directors has a Stock Option Committee, which, as of August 28, 1999, consisted of Messrs. Greenfield and Seidner. The Stock Option Committee had one meeting during the 1999 fiscal year. The Stock Option Committee is authorized to administer our stock option plans.

         The Board of Directors has an Audit and Monitoring Committee, which, during the fiscal year ended August 28, 1999, consisted of Bernard Wincig, Edward Bohn and Kevin Coyle. During such fiscal year, the Audit and Monitoring Committee held three meetings. The Audit and Monitoring Committee is responsible for reviewing the adequacy of the structure of our financial organization and the implementation of our financial and accounting policies. In addition, the Audit and Monitoring Committee reviews the results of the audit performed by our outside auditors before the Annual Report to Stockholders is published. This committee also monitors transactions between the private company and us.

         Set forth below is a biographical description of each of our directors and executive officers as of November 15, 1999.

HARLEY J. GREENFIELD

         Mr. Greenfield has been our Chairman of the Board and Chief Executive Officer since August 1986 and was our President from August 1986 until December 1997. Mr. Greenfield has been engaged for more than 30 years in the furniture wholesale and retail business and was one of the co-founders of the private company which established the Jennifer Convertibles concept in 1975. Mr. Greenfield is a member of the New York Home Furnishings Association.

EDWARD G. BOHN

         Mr. Bohn has been a member of our Board of Directors since February 1995. From March 1995 to May 1997, he was a Consultant for Borlas Sales in Avenel, New Jersey, an importer/exporter of consumer electronics. Borlas also handled the sale and installation of software. Since June 1995, he has been a director of Nuwave Technologies, Inc. From September 1994 to the present, he has operated as an independent consultant for various companies in financial and operational matters. Mr. Bohn was employed by Emerson Radio Corporation, which designs and sells consumer electronics, in various capacities from January 1983 through March 1994. From March 1993 to March 1994, he was the Senior Vice President-Special Projects; he was Chief Financial Officer from March 1991 through March 1993 and Treasurer/Vice President of Finance prior to that date.

KEVIN J. COYLE

         Mr. Coyle was appointed as a member of our Board of Directors in February 1995. Mr. Coyle is a certified public accountant specializing in litigation support. Mr. Coyle is also currently serving as the Chief Financial Officer of FreshDirect of New York, Inc., a company organized to sell perishable food products directly to consumers over the Internet. Until 1993, Mr. Coyle was President of Olde Kraft Company Ltd., a retail furniture business operating seven stores in the New York Metropolitan Area. Mr.

Coyle graduated from Queens College with a BS in accounting and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

EDWARD B. SEIDNER

         Mr. Seidner became a member of our Board of Directors in August 1986 and an Executive Vice President in September 1994. From 1977 until November 1994, Mr. Seidner was an officer and a director of the private company. Mr. Seidner has been engaged for more than 25 years in the furniture wholesale and retail business. Mr. Seidner is a member of the New York Home Furnishings Association.

BERNARD WINCIG

         Mr. Wincig became a member of our Board of Directors in September 1986. Mr. Wincig has been an attorney in private practice since 1962. Mr. Wincig received his Juris Doctor degree from Brooklyn Law School.

RAMI ABADA

         Mr. Abada became our President and a member of our Board of Directors on December 2, 1997, has been our Chief Operating Officer since April 12, 1994 and became the Interim Chief Financial Officer on September 10, 1999 following the resignation of George J. Nadel. Mr. Abada was our Executive Vice President from April 12, 1994 to December 2, 1997. Prior to joining us, Mr. Abada had been employed by the private company since 1982. Mr. Abada is also a director of CCA Industries, Inc., a public company engaged in the manufacture and distribution of health and beauty aid products.

RONALD E. RUDZIN

         Mr. Rudzin became our Senior Vice President on April 12, 1994. Prior to joining us, Mr. Rudzin had been employed by the private company since 1979. Mr. Rudzin was, and is, in charge of directing our sales force and the sales forces of the private company stores and our licensed stores.

LESLIE FALCHOOK

         Mr. Falchook has been one of our Vice Presidents since September 1986. Mr. Falchook is primarily involved with our internal operations. Prior to joining us, Mr. Falchook had been employed by the private company since 1982.

KEVIN MATTLER

         Mr. Mattler became our Vice President - Store Operations on April 12, 1994 and has been with us since 1988. Mr. Mattler is involved with, and supervises, the operation of our stores and, during his tenure with us, Mr. Mattler has been involved in all facets of our operations. Prior to joining us, Mr. Mattler had been employed by the private company since 1982.

         Certain of our  directors  and former  officers are  defendants  in the
litigation   described  under  "Legal  Proceedings"  above.  See  also  "Certain
Relationships and Related Transactions."

Item 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth compensation paid for the fiscal years ended August 28, 1999, August 29, 1998 and August 3o, 1997, or such shorter period as such employees were employed by us to those persons who were either
(a) the chief executive officer as of August 28, 1999 or (b) one of our four other most highly compensated executive officers at August 28, 1999 whose total annual salary and other compensation exceeded $100,000.

                                                ANNUAL COMPENSATION                                 LONG-TERM COMPENSATION
                                  --------------------------------------------- ----------------------------------------------------
                                                                                            AWARDS            PAYOUTS
                                                                                -----------------------------------------
                                                                                   RESTRICTED   SECURITIES
                                                                 OTHER ANNUAL        STOCK      UNDERLYING     LTIP      ALL OTHER
   NAME AND PRINCIPAL                                            COMPENSATION       AWARD(S)     OPTIONS    PAY-OUTS    COMPENSATION
        POSITION         YEAR     SALARY($)         BONUS($)         ($)               ($)       /SARS (#)     ($)           ($)
------------------------------------------------------------------------------------------------------------------------------------
          (a)               (b)         (c)           (d)             (e)              (f)         (g)        (h)            (i)
Harley J. Greenfield,    1999      $320,000(1)      $63,675           $ 0(1)           __           0(1)       __             $ 0(1)
Chairman of the Board    1998       320,000          (1)(2)           $ 0              __           0          __             $ 0
and Chief Executive      1997       320,000            __             $ 0              __           0          __             $ 0
Officer                                                __
Edward B. Seidner,       1999      $240,000            __             $ 0              __           0          __             $ 0
Executive Vice President 1998       240,000            __             $ 0              __           0          __             $ 0
                         1997       240,000            __             $ 0              __           0          __             $ 0

George J. Nadel,         1999      $225,000            __             $ 0              __           0          __             $ 0
Executive Vice President 1998       225,000            __             $ 0              __           0          __             $ 0
and Chief Financial      1997       225,000            __             $ 0              __      50,000(3)       __             $ 0
Officer

                                                ANNUAL COMPENSATION                                 LONG-TERM COMPENSATION
                                  --------------------------------------------- ----------------------------------------------------
                                                                                            AWARDS            PAYOUTS
                                                                                -----------------------------------------
                                                                                   RESTRICTED   SECURITIES
                                                                 OTHER ANNUAL        STOCK      UNDERLYING     LTIP      ALL OTHER
   NAME AND PRINCIPAL                                            COMPENSATION       AWARD(S)     OPTIONS    PAY-OUTS    COMPENSATION
        POSITION         YEAR     SALARY($)         BONUS($)         ($)               ($)       /SARS (#)     ($)           ($)
------------------------------------------------------------------------------------------------------------------------------------
          (a)               (b)         (c)           (d)             (e)              (f)         (g)        (h)            (i)
Leslie Falchook,         1999      $116,000            __             $ 0              __               0       __           $ 0
Vice President -         1998       116,000            __             $ 0              __               0       __           $ 0
Administration           1997       116,000            __             $ 0              __          50,000       __           $ 0
                                                                                                      (4)
Rami Abada, President,   1999      $120,000(5)      $63,675         $ 0(5)             __           0 (5)       __           $ 0(5)
Chief Operating Officer  1998       120,000          (5)(6)           $ 0              __         100,000       __           $ 0
and Interim Chief        1997       120,000            __             $ 0              __             (7)                    $ 0
Financial Officer                                      __                                         100,000       __
                                                                                                      (8)

Ronald E. Rudzin,        1999      $120,000            __             $ 0              __               0       __           $ 0
Senior Vice President    1998       120,000            __             $ 0              __               0       __           $ 0
                         1997       120,000            __             $ 0              __         100,000       __           $ 0
                                                                                                      (9)
Kevin Mattler,           1999      $131,000            __             $ 0              __               0       __           $ 0
Vice President -         1998      $120,000            __             $ 0              __               0       __           $ 0
Store Operations         1997      $ 96,000            __             $ 0              __          50,000(10)   __           $ 0

---------------------

(1) On August 15, 1999, we entered into a five year renewable employment agreement with Mr. Greenfield under which Mr. Greenfield is entitled to a base salary of $400,000, subject to certain cost-of-living increases, and incentive bonuses based on our earnings before interest, taxes, depreciation and amortization ("EBITDA") and revenues. Mr. Greenfield has voluntarily reduced his base salary through fiscal 1999 to $320,000.

(2) Such amount was accrued with respect to fiscal 1999, but not yet paid.

(3) On May 6, 1997, Mr. Nadel was granted options to purchase 50,000 shares of our common stock at $2.00 per share, the market value on the date of grant, in exchange for the cancellation of the options granted in 1995 to Mr. Nadel to purchase 25,000 shares of our common stock at $2.50 per share and to purchase 25,000 shares of our common stock at $3.53 per share, in each case the market value on the date of grant.

(4) On May 6, 1997, Mr. Falchook was granted options to purchase 50,000 shares of our common stock at $2.00 per share, the market value on the date of grant, in exchange for the cancellation of options to purchase 20,000 shares of our common stock at $13.125 per share which were granted in 1993.

(5) On August 15, 1999, we entered into a five year renewable employment agreement with Mr. Abada under which Mr. Abada is entitled to a base salary of $400,000 for the first three years and $500,000 thereafter, subject to certain cost-of-living increases, incentive bonuses based on EBITDA and revenues, and stock options to purchase 300,000 shares of our common stock at $3.51 per share which were granted to Mr. Abada in November of 1999. Mr. Abada is entitled to, and we will pay him for, amounts due to him under the agreement from and including the date of his agreement.

(6) Such amount was accrued with respect to fiscal 1999, but not yet paid.

(7) On December 3, 1997, Mr. Abada was granted options to purchase 100,000 shares of our common stock at $2.44 per share, the market value on the date of grant.

(8) On May 6, 1997, Mr. Abada was granted options to purchase 100,000 shares of our common stock at $2.00 per share, the market value on the date of grant.

(9) On May 6, 1997, Mr. Rudzin was granted options to purchase 100,000 shares of our common stock at $2.00 per share, the market value on the date of grant.

(10) On May 6, 1997, Mr. Mattler was granted options to purchase 50,000 shares of our common stock at $2.00 per share, the market value on the date of the grant.

         Non-employee directors currently receive a fee of $10,000 per year, plus $500 per meeting attended which fees amounted to an aggregate of $76,000 in fiscal 1999. Directors are reimbursed for out-of-pocket expenses incurred in connection with their services as such.

STOCK OPTION PLANS

         We have Incentive and Non-Qualified Stock Option Plans, pursuant to which, as of August 28, 1999, options to purchase an aggregate of 820,047 shares of our common stock were outstanding and under which options to purchase an aggregate of 26,953 shares of common stock were available for grant. In addition, options granted outside of these plans to purchase an additional 784,000 shares of common stock were outstanding as of August 28, 1999. These plans are administered by a Stock Option Committee consisting of two persons appointed by the Board of Directors. As of August 28, 1999, this committee consisted of Harley Greenfield and Edward B. Seidner. The committee has full and final authority (a) to determine the persons to be granted options, (b) to determine the number of shares subject to each option and whether or not options shall be incentive stock options or non-qualified stock options, (c) to determine the exercise price per share of the options which, in the case of incentive stock options, may not be less per share than 100% of the fair market value per share of the common stock on the date the option is granted or, in the case of a stockholder owning more than 10% of our capital stock, not less per share than 110% of the fair market value per share of the common stock on the date the option is granted, (d) to determine the time or times when each option shall be granted and become exercisable and (e) to make all other determinations deemed necessary or advisable in the administration of the plans. In determining persons who are to receive options and the number of shares to be covered by each option, the Stock Option Committee considers the person's position, responsibilities, service, accomplishments, present and future value to us, the anticipated length of his future service and other relevant factors. Members of this committee are not eligible to receive options under these plans or otherwise during the period of time they serve on the committee and for one year prior thereto, but may receive options after their term on the committee is over. Officers and directors, other than members of the committee, may receive options under these plans. The exercise price of all options granted under or outside of these plans equaled or exceeded the market value of the underlying shares on the date of grant.

OPTION GRANTS IN LAST FISCAL YEAR

         In November, 1999, in connection with his employment contract entered in August 1999, Mr. Abada was awarded stock options to purchase 300,000 shares of our common stock at $3.51 per share, which exceeds the market value of the common stock on the date of the grant.


AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL  YEAR AND FISCAL  YEAR END OPTION
VALUES

                                                                Name of Securities Underlying            Value of Unexercised
                                                                    Unexercised Options at              In-the-Money Options at
                                                                        August 28, 1999                   August 28, 1999 (1)
------------------------------------------------------------------------------------------------------------------------------------
                                  Shares
                                Acquired On        Value
 Name                          Exercise (#)      Realized        Exercisable      Unexercisable      Exercisable       Unexercisable
 ----                          -------------     --------        -----------      -------------      -----------       -------------

 Harley J. Greenfield (2)(4)        N/A             N/A            297,047              0                $0                 $0

 Edward B. Seidner                  N/A             N/A               0                 0                 0                  0

 George J. Nadel(3)(4)              N/A             N/A            33,332             16,668            2,000              1,000

 Leslie Falchook(4)(5)              N/A             N/A            33,332             16,668            2,000              1,000

 Rami Abada(6)(7)                   N/A             N/A            99,998            100,002            6,000              6,000

 Ronald E. Rudzin(8)                N/A             N/A            33,332             16,668            2,000              1,000

 -------------------

    (1) Amount reflects the market value of the underlying shares of our common stock as reported on the Bulletin Board on August 28, 1999, a bid price of $2.06, less the exercise price of each option.

    (2) Includes (a) 122,047 options granted on September 17, 1991 at an exercise price of $4.88 per share, (b) 150,000 options granted on April 6, 1992, at an exercise price of $8.375 per share, in connection with Mr. Greenfield's employment agreement, and (c) 25,000 options granted on January 25, 1993, at an exercise price of $13.125 per share.

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

    (7) Includes 100,000 options granted on December 3, 1997 to Mr. Abada at an exercise price of $2.44 per share.

    (8) Includes 100,000 options granted on May 6, 1997 to Mr. Rudzin at an exercise price of $2.00 per share.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
    AMONG JENNIFER CONVERTIBLES, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
             AND THE S & P HOUSEHOLD FURNISHINGS & APPLIANCES INDEX

                                                                   Cumulative Total Return
                                             --------------------------------------------------------------------
                                                   8/94       8/95        8/96       8/97       8/98        8/99
JENNIFER CONVERTIBLES, INC.                         100         40          32         32         23          27
NASDAQ STOCK MARKET (U.S.)                          100        135         152        212        200         371
S & P HOUSEHOLD FURNISHINGS & APPLIANCES            100        101         103        131        152         223

*$100 INVESTED ON 8/31/94 IN STOCK OR INDEX -
  INCLUDING REINVESTMENT OF DIVIDENDS.
  FISCAL YEAR ENDING AUGUST 31.

                                                                                                Begin:  08/31/1994
                                                                                           Period End:  08/31/1999
                                                                                                  End:  08/31/1999

                                          Beginning
              Transaction     Closing       No. Of      Dividend    Dividend      Shares      Ending     Cum. Tot.
      Date*      Type          Price**     Shares***    per Share     Paid      Reinvested    Shares      Return
      -----   -----------     --------    ----------    ---------   --------    ----------    ------     ---------
    31-Aug-94    Begin          7.750        12.90                                             12.903      100.00

    31-Aug-95  Year End         3.063        12.90                                             12.903       39.52

    31-Aug-96  Year End         2.500        12.90                                             12.903       32.26

    31-Aug-97  Year End         2.500        12.90                                             12.903       32.26

    31-Aug-98  Year End         1.813        12.90                                             12.903       23.39

    31-Aug-99     End           2.110        12.90                                             12.903       27.23

*    Specified ending dates or ex-dividends dates.
** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
*** 'Begin Shares' based on $100 investment.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of November 30, 1999, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent of our common stock, (b) each of our directors, (c) each of the executive officers whose total annual salary and other compensation for fiscal year 1999 exceeded $100,000, and (d) all directors and executive officers as a group. Information as to David A. Belford and the Pacchia, Grossman, Shaked, Wexford Group, Hans J. Klaussner and Klaussner is based on Schedules 13D filed by such persons or group:

                                                     AMOUNT AND NATURE OF
       NAME AND ADDRESS OF                               BENEFICIAL
         BENEFICIAL OWNER                                OWNERSHIP (1)          PERCENT OF CLASS
         ----------------                                -----------------      ----------------
 Harley J. Greenfield (2)                                835,336 (2)(3)                 13.9%
 Edward B. Seidner (2)                                   553,914 (2)(4)                  9.7
 Fred J. Love (2)                                        585,662 (2)(5)(6)              10.3
 Jara Enterprises, Inc. (the private company) (2)        293,579 (6)                     5.1
 David A. Belford (7)                                    394,000 (7)                     6.9
 Pacchia, Grossman, Shaked, Wexford Group (8)            482,100 (8)                     8.5
 Bernard Wincig (9)                                      147,239 (9)                     2.6
 Edward G. Bohn (10)                                      25,000 (10)                    0.4
 Kevin J. Coyle (10)                                      31,250 (10)                    0.5
 Leslie Falchook (11)                                     60,932 (11)                    1.1
 George J. Nadel (12)                                     33,332 (12)                    0.6
 Rami Abada (13)                                         152,998 (13)                    2.6
 Ronald E. Rudzin (14)                                   129,166 (14)                    2.2
 Kevin Mattler (15)                                       33,332 (15)                    0.6
 Hans J. Klaussner and Klaussner Furniture             1,424,500 (16)                   19.9
  Industries, Inc. (16)
 All directors and executive                           1,969,167 (2)(3)(4)(9)           31.2
 officers as a group                                     (10)(11)(13)(14)(15)
 (nine (9) persons)

 --------------------

 (1) All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

 (2) The address of Messrs. Greenfield and Seidner is c/o Jennifer Convertibles, Inc., 419 Crossways Park Drive, Woodbury, New York 11797. The address of Fred J. Love and the private company is One Ames Court, Plainview, New York 11803. Mr. Greenfield and Mr. Love are brothers-in-law.
 (3) Includes (a) 292,831 shares underlying options granted to Mr. Greenfield by Mr. Love and the private company, over which Mr. Greenfield has no voting power but has shared dispositive power, as such shares may not be disposed of without his consent and (b) 297,047 shares of common stock underlying vested options granted to Mr. Greenfield by us, with respect to which shares Mr. Greenfield would have sole voting and dispositive power upon exercise of such options. Does not include 300,000 shares of common stock underlying options to acquire convertible preferred stock granted to Mr. Greenfield by Klaussner subsequent to November 30, 1999. See "Executive Compensation."
 (4) Includes 292,831 shares underlying the options granted to Mr. Seidner by Mr. Love and the private company, over which Mr. Seidner has no voting power but has shared dispositive power, as such shares may not be disposed of without his consent.
 (5) Includes 293,579 shares of common stock owned by the private company, over which Mr. Love has sole voting and dispositive power, which, together with 292,083 shares owned directly by Mr. Love, are subject to the options granted to Mr. Greenfield by Mr. Love and the options granted to Mr. Seidner by Mr. Love and the private company, and which may not be disposed of without the consent of the relevant optionee.
 (6) All of such shares are beneficially owned by Mr. Love, the sole stockholder of the private company. Includes shares of our common stock owned by three of the private company's wholly-owned subsidiaries. Mr. Love has sole voting and shared dispositive power over such shares, as such shares are subject to the options granted by him to Mr. Greenfield and Mr. Seidner and may not be disposed of without the consent of the relevant optionee. The private company's address is One Ames Court, Plainview, New York 11803.
 (7) The address of David A. Belford is 2097 S. Hamilton Road, Suite 200, Columbus, Ohio 43232.
 (8) Represents the shares of our common stock owned by a group which was formed to object to the prior proposed settlement of the derivative litigation referred to in "Legal Proceedings." The group consists of the following persons and entities, each of which has the sole and shared power to vote and dispose, and total beneficial ownership, of the shares of common stock set forth opposite such persons' or entity's name: (1) Anthony J. Pacchia - sole 11,000, shared 20,700, total 31,700; (2) F&Co., Inc. as Custodian for Pacchia under IRA Account - sole 16,000, shared 15,700, total 31,700; (3) Anthony J. Pacchia, P.C., (Money Purchase) fbo Pacchia - sole 2,500, shared 29,200, total 31,700; (4) Sandra Pacchia Custodian for Lee Pacchia - sole 1,100, shared 30,600, total 31,700; (5) Sandra Pacchia Custodian for Tom Pacchia - sole 1,100, shared 30,600, total 31,700; (6) Anthony T. Pacchia and Gloria Pacchia - sole 1,000, shared 15,000, total 16,000; (7) Anthony T. Pacchia, IRA Rollover - sole 15,000, shared 1,000, total 16,000; (8) Kenneth S. Grossman, Trustee, Profit Sharing Plan DLJSC - Custodian fbo Kenneth S. Grossman - sole 96,400, shared 3,500, total 99,900; (9) Kenneth S. Grossman - 3,500 sole, 96,400 shared, total 99,900; (10) IRA fbo Patricia Berger, DLJSC as custodian - sole 3,500, shared 0, total 3,500, (11) Ellen Grossman, Custodian for Andrew Grossman UGMA/ NY - sole 5,000, shared 0, total 5,000; (12) IRA fbo Howard Berger, DLJSC as custodian - sole 3,500, shared 0, total 3,500; (13) IRA fbo Jill Berger, DLJSC as custodian, Rollover Account - sole 3,500, shared 0, total 3,500; (14) IRA fbo Herbert Berger, DLJSC as custodian - sole 5,000, shared 0, total 5,000;
       (15) Marilyn Levy - sole 5,000, shared 0, total 5,000; (16) Ellen Grossman, Custodian for Joshua Grossman UGMA/NY - sole 5,000, shared 0, total 5,000; (17) Amir Shaked - sole 37,700, shared 1,300, total 39,000;
       (18) IRA fbo Amir Shaked - sole 1,300, shared 37,700, total 39,000; (19) Wexford Special Situations 1996, L.P. - sole 0, shared 142,783, total 142,783; (20) Wexford Special Situations 1996 Institutional L.P. - sole 0, shared 25,764, total 25,764; (21) Wexford Special Situations 1996 Limited - sole 0, shared 7,859, total 7,859; (22) Wexford-Euris Special Situations 1996, L.P. - sole 0, shared 36,094, total 36,094; (23) Wexford Management LLC - sole 0, shared 212,500, total 212,500; (24) IRA fbo Zachery Goldwyn - sole 52,500, shared 0, total 52,500. The address for group members (a) 1-5 is 602 Orchard Street, Cranford, New Jersey 07106,
       (b) 6 and 7 is 31 Center Board Drive, Bayville, New Jersey 08721, (c) 8-9, 11, 16, 17 and 18 is 620 Fifth Avenue, 7th Floor, New York, New York 10020, (d) 10 and 14 is 31 Wisconsin Avenue, N. Massapequa, New York 11578, (e) 12 and 13 is 58 Alpine Way, Dix Hills, New York 11746, (f) 15 is 155 East 76th Street, New York, New York 10022, (g) 19-21 and 23-24 is 411 West Putnam Avenue, Greenwich, Connecticut 06830, and (h) 22 is c/o Hemisphere Fund Managers Ltd., Harbour Centre, Georgetown, Grand Cayman Islands, B.W.I.

 (9) Includes 8,800 shares of our common stock owned by Mr. Wincig's wife and 27,666 shares of our common stock underlying exercisable options. Does not include 1,334 shares of our common stock underlying options which have not yet vested.
 (10) Includes, as to each individual, 25,000 shares of our common stock underlying exercisable options.
 (11) Includes 33,332 shares of our common stock underlying options which are currently exercisable options, but does not include 16,668 shares of our common stock underlying options which are not currently exercisable.
 (12) Includes 33,332 shares of our common stock underlying options which are currently exercisable options, but does not include 16,668 shares of common stock underlying options which are not currently exercisable.
 (13) Includes 99,998 shares of our common stock underlying options which are currently exercisable options, but does not include 400,002 shares of our common stock underlying options which are not currently exercisable.
 (14) Includes 66,666 shares of our common stock underlying options which are currently exercisable options, but does not include 33,334 shares of our common stock underlying options which are not currently exercisable.
 (15) Includes 33,332 shares of our common stock underlying exercisable options, but does not include 16,668 shares of our common stock underlying options which are not currently exercisable.
 (16) Represents 1,424,500 shares underlying convertible preferred stock issued to Klaussner in connection with Klaussner's $5,000,000 investment.
       Includes 300,000 shares of common stock subject to options to acquire preferred stock granted to Mr. Greenfield by Klaussner subsequent to November 30, 1999. See "Certain Relationships and Related Transactions." Based on information contained in the Schedule 13D filed by Klaussner and its owner, Hans J. Klaussner, Mr. Klaussner is the sole stockholder of the parent of Klaussner and, accordingly, may be deemed the beneficial owner of the shares owned by Klaussner. The principal address of Klaussner is 405 Lewallen Street, Asheboro, North Carolina 27203. Hans J. Klaussner's address is 7614 Gegenbach, Germany.

       Based on our review of reports filed by our directors, executive officers and 10% shareholders on Forms 3, 4 and 5 pursuant to Section 16 of the Securities and Exchange Act of 1934, all such reports were filed on a timely basis during fiscal year 1999.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 THE PRIVATE COMPANY

       Until November 1994, Harley J. Greenfield, Fred J. Love and Edward B. Seidner, each owned 33- 1/3% of the private company, which, together with its subsidiaries, owns or licenses the private company stores. In November of 1994, Messrs. Greenfield and Seidner sold their interests in the private company for long-term notes and options to purchase the shares of our common stock which are owned by Mr. Love and the private company. As a result of such sale, Mr. Love now beneficially owns 100% of the private company. The private company is responsible for the warehousing for our owned stores, our licensed stores and the private company stores and leases and operates the warehouse facilities for such stores. Until December 31, 1993, the private company was also responsible for the purchasing and for certain advertising and promotional activities for our owned stores, our licensed stores and the private company stores. Effective January 1, 1994, we assumed the responsibility for purchasing and advertising for ourselves, our licensees, and the private company stores. The private company is responsible for a share of all advertising production costs and costs of publication of promotional material within the New York area. Until October

28, 1993, a corporation of which Messrs. Greenfield, Seidner and Love each owned 33-1/3%, owned the trademarks "Jennifer Convertibles(R)" and "With a Jennifer Sofabed, There's Always a Place to Stay(R)." On October 28, 1993, these trademarks were assigned to us from such corporation for nominal consideration, and we agreed to license such trademarks to the private company in New York, as described below. Mr. Love is, and until November 1994, Mr. Seidner was, an executive officer and director of the private company.

       As noted above, in November 1994, Mr. Greenfield and Mr. Seidner sold their interests in the private company in exchange for long-term promissory notes from the private company and options to purchase the shares of our common stock which are owned by the private company and Mr. Love. These notes are due in December 2023. Only interest is payable on the notes until December 1, 2001 and, thereafter, principal is payable monthly through the maturity date. These notes amount to $10,273,204 in aggregate principal, of which $5,136,602 is owned by Mr. Greenfield and $5,136,602 is owned by Mr. Seidner. The notes bear interest at a rate of 7.5% per annum although a portion of such interest was deferred for a period of time. During the fiscal year ended August 28, 1999, Mr. Greenfield and Mr. Seidner each received approximately $330,000 of interest on their promissory notes from the private company. These notes are secured by (a) a security interest in the private company's personal property, (b) Mr. Love's personal guarantee of the private company's performance under the Notes, and (c) a stock pledge by Mr. Love of his stock in the private company to secure his obligations under the guarantees. The options owned by Mr. Greenfield and Mr. Seidner to purchase the Jennifer common stock owned by Mr. Love and the private company and referred to above are exercisable for an aggregate of 585,662 shares of such common stock, of which 292,831 are owned by Mr. Greenfield and 292,831 by Mr. Seidner at a price of $15.00 per share until they expire on November 7, 2004. In addition, Mr. Greenfield and Mr. Seidner each owe $1,354,000 to the private company as of August 28, 1999.

 THE LICENSE

       Pursuant to a license agreement between us and the private company, the private company has the perpetual, royalty-free right to use, sublicense and franchise the use of the trademarks "Jennifer Convertibles(R)," with "Jennifer Sofabeds, There's Always a Place to Stay(R)" in the state of New York. The license is exclusive in such territory, subject to certain exceptions including nine stores operated by us in New York on a royalty-free basis and up to two additional stores which the private company has agreed may be opened in New York on a royalty-free basis.

 THE PURCHASING AND WAREHOUSING AGREEMENT

       As set forth in "Business-Warehousing and Related Services," the private company provides certain warehouse facilities and related services, including arranging for goods to be delivered to such facilities and to customers pursuant to a warehousing agreement between the private company and us. The private company is reimbursed by us and its licensees for the freight charges on such deliveries at predetermined freight rates. The private company also provides fabric protection services, including a life-time warranty, to our customers and our licensees.

We retain approximately 2/3 of the revenues from fabric protection and the warranty. During the fiscal year ended August 28, 1999, the LP's and we paid warehouse fees under an Offset Agreement dated March 1, 1996 to the private company aggregating approximately $4,262,000. During the fiscal year ended August 28, 1999, the LP's and we also paid $2,363,000 under the Offset Agreement for freight charges and $2,292,000 for fabric protection to the private company. On February 9, 1999, we entered into an amendment to the warehouse agreement which reduced the monthly warehousing fees by $150,000 or an aggregate of $1,200,000 through August 31, 1999 when the amendment terminated. In December of 1999, the $150,000 per month arrangement was extended, effective as of September 1, 1999, and the private company also agreed that stores opened by us after June 1, 1999 would not be charged the 5% warehousing fee or fabric protection charges.

       Pursuant to a purchasing agreement, we are obligated to purchase merchandise for the private company on the same terms as we purchase merchandise for ourselves. During the fiscal year ended August 28, 1999, the private company purchased from us approximately $11,646,000 of merchandise, net of discounts and allowances, which was paid under the Offset Agreement.

THE OFFSET AGREEMENT

     By agreement dated November 1, 1995, the private company and we agreed as to certain amounts owed, as of August 26, 1995, to each other and owed by certain licensees consisting of our unconsolidated licensees other than Southeastern Florida Holding Corp. which we refer to as the "Private Licensees." In addition, the private company agreed to assume the obligations of the Private Licensees referred to above and to offset the amounts owed to us by the private company against the amounts owed to the private company by us. By the Offset Agreement dated March 1, 1996, we agreed to continue to offset, on a monthly basis, amounts owed by the private company and the Private Licensees to us for purchasing, advertising, and other services and matters against amounts owed by us to the private company for warehousing services, fabric protection, freight and other services and matters. The parties are currently operating under the terms of an unsigned offset agreement which provides for cash payments of current amounts due in excess of $1,000,000 owed to us. In addition, since January 1, 1998, we have assumed certain payroll expenses previously funded by the private company which totaled $1,408,000 in the fiscal year ended August 28, 1999 and $948,000 for the fiscal year ended August 29, 1998.

       As of August 28, 1999, the private company owed to us $1,184,000 for current charges for fiscal 1999 under the Offset Agreement which have since been fully paid. The private company paid for all current charges under the Offset Agreement during fiscal 1999. Amounts owed by the private company and certain licensees to us as of August 28, 1999 which consist of unpaid amounts from fiscal 1996 and prior years totaling $6,654,000, are reserved against in the accompanying consolidated financial statements due to uncertain collectibility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 THE ADVERTISING AGREEMENT

       Under the advertising agreement between the private company and us, the private company and the unconsolidated licensees bear their share of all advertising production costs and costs of publication of promotional advertising material within the New York area. During the fiscal year ended August 28, 1999, the charges for such costs totaled $2,240,000.

 JENNIFER LIVING ROOMS

       In September 1996, we opened two test "Jennifer Living Rooms" stores in St. Louis, Missouri. Under its license with us, the private company also has the royalty-free right to open "Jennifer Living Rooms" stores in New York. In October 1996, the private company began operating a test store in New York under the name "Jennifer Living Rooms."

 OTHER MATTERS

       As described under the heading "The Committee" below, a committee of the Board of Directors consisting of Michael Colnes concluded that we had claims against Messrs. Greenfield, Love, Seidner and the private company. During fiscal 1999, we paid legal fees for Harley J. Greenfield of $3,846 in connection with these matters.

 JCI CONSULTANT, L.P.

       Until August 20, 1999, JCI Consultant, L.P. was the beneficial owner of more than 5% of our stock. Related parties of JCI Consultant, L.P. owned, until we purchased it as of September 1, 1994, Jennifer L.P. II, a limited partnership which operated, pursuant to a license agreement with us, 21 Jennifer Convertible stores in the Detroit, St. Louis, Indianapolis, Milwaukee and Kansas City metropolitan areas.

       On August 20, 1999, we entered into an L.P. Option Purchase and Termination Agreement with Jennifer Chicago Ltd., an Illinois corporation, and our wholly-owned subsidiary, Jenco Partners, L.P., a limited partnership which was the sole limited partner of Jennifer Chicago, L.P., a Delaware limited partnership operating 14 stores in Chicago, JCI Consultant L.P., a limited partnership which owned options to purchase 1,200,000 shares of our common stock, Selig Zises, a principal stockholder of Jenco Partners and JCI Consultant, Jay Zises, the private company, Fred Love, Harley J. Greenfield and Edward B. Seidner pursuant to which (a) Jennifer Chicago Ltd. acquired, from Jenco Partners, 100% of the limited partnership interest in Jennifer Chicago L.P. and (b) the options held by JCI Consultant to purchase 1,200,000 shares of our common stock at an exercise price of $8.00 per share were terminated. As consideration for the above, we paid an aggregate of $699,000 consisting of $252,000 in cash and a promissory note in the principal amount of $447,000. Such note bears interest at prime plus 3% per annum with the principal payable in two installments as follows: $223,500 to be paid on February 1, 2000 and the remaining $223,500 to be paid on September 1, 2000.

       During the fiscal year ended August 28, 1999, we earned $498,000 of royalties from our partnership interest in Jennifer Chicago, which is eliminated in the financial statements due to the consolidation of the LP's for financial statement purposes.

       In further connection with the above L.P. Option Purchase and Termination Agreement, Jennifer Chicago Ltd., the private company, Mr. Greenfield, Mr. Love, Mr. Seidner and we on the one hand and the Zises, JCI Consultant and Jenco Partners on the other, entered into mutual releases. The Zises also agreed not to, directly or indirectly, acquire any beneficial interest in our common stock until December 31, 2010.

 ADDITIONAL MATTERS

       Currently, Rami Abada, our President and Chief Operating Officer, owns two corporations which each own a licensed Jennifer Convertibles store. During the year ended August 28, 1999, such corporations purchased $735,000 of merchandise and incurred royalties of $81,000, all of which were paid in full under the Offset Agreement. Such corporations have received financing from the private company, with a balance of $889,337 as of August 28, 1999, and, by a letter agreement dated March 14, 1998 among Mr. Abada, the two corporations and us, all amounts owed by the two corporations to us incurred subsequent to September 1, 1996 were paid through the allocation of amounts to be credited to the private company under the Offset Agreement. During the fiscal year ended
August 28, 1999, Mr. Abada received $330,000 of salary, severance pay, distributions and other payments from such licensees and the private company.

       Currently, Ronald Rudzin, our Senior Vice President, owns one licensed Jennifer Convertibles store. He previously owned two such stores but he sold one of these to the private company in January of 1999 and the private company now operates this store on a royalty-free basis. Mr. Rudzin's mother currently owns two licensed Jennifer Convertibles stores. As of August 28, 1999, all amounts owed by the three corporations to us which amounts were incurred subsequent to September 1, 1996 were paid through the allocation of amounts to be credited to the private company under the Offset Agreement. During the year ended August 28, 1999, such corporations purchased $1,373,000 of merchandise from us and incurred $115,000 of additional charges with us, all of which were paid in full under the Offset Agreement. During the fiscal year ended August 28, 1999, Mr. Rudzin received approximately $210,000 of salary, distributions and other payments from such licensees and the private company.

       Amounts owed to us, other than for current charges, by the corporate licensees referred to above, each of which is a Private Licensee, have been fully reserved against in the accompanying financial statements for the 1997, 1998 and 1999 fiscal years due to uncertain collectibility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       From time to time the private company and we use the services of Wincig & Wincig, a law firm of which Bernard Wincig, one of our directors and stockholders, is a partner. Mr. Wincig and his firm received approximately $153,208 of legal fees from us and the LP's and an aggregate of approximately $23,052 from the private company during the fiscal year ended August 28, 1999.

       On December 11, 1997, Klaussner purchased 10,000 shares of our Series A Convertible Preferred Stock for $5,000,000. In connection with such purchase, Klaussner waived any of our defaults under the Credit and Security Agreement we entered into with Klaussner in 1996 and approximately $2,965,650 of the proceeds of the $5,000,000 investment were used to pay all balances due to Klaussner which had been billed and outstanding for more than 60 days. The preferred stock is non-voting and is currently convertible into 1,424,500 shares of common stock at an effective conversion price of $3.51 per share, subject to adjustment for stock splits, stock dividends and similar events. The common stock underlying the preferred stock represents approximately 19.9% of the outstanding common stock as of August 28, 1999, after giving effect to such conversion. The preferred stock has a liquidation preference of $5,000,000. No cash dividends are to be paid on the common stock unless the holders of the preferred stock receive the same dividend on the preferred stock on an "as-converted" basis. If we sell our common stock or equivalents of our stock such as options or convertible securities at a price, or an effective price in the case of equivalents, of less than $3.51 per share, then, in connection with its $5,000,000 investment, Klaussner has the right of first refusal to purchase such stock or stock equivalents at that price. Klaussner will have this right so long as it owns at least 10% of the outstanding common stock on an as converted basis. Klaussner also received certain demand registration rights to require us, at our expense, to register the shares of common stock underlying its preferred stock and any shares it acquires upon exercise of this right.

       In  December  1999,  in order to  provide  Harley J.  Greenfield  with an incentive to remain our Chief Executive Officer, Klaussner granted Mr. Greenfield an option to purchase 2,106 shares of preferred stock owned by Klaussner. Such shares are convertible into 300,000 shares of our common stock. The exercise price of the option is $5.00 per share of such underlying common stock. The option is exercisable until August 31, 2004, unless terminated earlier by certain events, including Mr. Greenfield's ceasing to be our Chief Executive Officer.

       In further connection with Klaussner's $5,000,000 investment, the Credit and Security Agreement was modified to provide a late payment fee at a rate of
 .67% per month for invoices we pay beyond the normal 60 day term.

       In fiscal 1999, Klaussner gave us $1,889,000 of allowances for a repair program. In addition, in December 1999, Klaussner entered into an agreement with us pursuant to which it agreed, subject to certain conditions, to loan $150,000 to each of our subsidiaries which operates or intends to operate a new store approved by Klaussner. The agreement provides that the maximum aggregate amount of the loans will be $1,500,000 (10 stores). Each such loan will be evidenced by a three-year note, bearing interest at the then LIBO rate for three-month loans plus 3%. Payment of the notes may be accelerated under certain conditions, including the closing of the store funded by the related loan or if we are not purchasing at least 50% by dollar volume of our upholstered furniture from Klaussner. As additional consideration, we have agreed to pay an additional premium on furniture purchased from Klaussner to satisfy orders originating from new stores funded by these loans. Such premium would be 3% of the customary cost of such merchandise until the note is paid in full and would decrease to 2% for the 10 years after the note is paid. Such premium payments would cease after such 10-year period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and also see "Business - Sources of Supply" for other transactions with Klaussner.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      FINANCIAL STATEMENTS.

         See the Index immediately following the signature page.

(b)      REPORTS ON FORM 8-K.

                  Jennifer Convertibles, Inc. Current Report on Form 8-K dated August 20, 1999 and filed September 3, 1999 reporting on an
                  Item 5 event.

(c)      EXHIBITS.

         3.1      -        Certificate of Incorporation,  incorporated herein by
                           reference   to  Exhibit   3.1  to  our   Registration
                           Statement - File Nos. 33-22214 and 33-10800.

         3.2      -        Certificate of  Designations,  Preferences and Rights
                           of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form
                           10-K for the year ended August 30, 1997.

         3.3      -        Certificate of  Designations,  Preferences and Rights
                           of Series B Preferred Stock, incorporated herein by reference to Exhibit 3.3 to our Annual Report on Form
                           10-K for the year ended August 29, 1998.

         3.4      -        By-Laws,  incorporated herein by reference to Exhibit
                           3.2 to our Annual Report on Form 10-K for the year ended August 26, 1995.

        10.1      -        Incentive  and   Non-Qualified   Stock  Option  Plan,
                           incorporated herein by reference to Exhibit 10.4 to the Registration Statement.

        10.2      -        Amended and Restated 1991 Incentive and Non-Qualified
                           Stock Option Plan incorporated herein by reference to
                           Exhibit 10.29 to the  Registration  Statement on Form
                           S-2.

        10.3      -        Warehousing Agreement, dated as of December 31, 1993,
                           between  Jennifer  Convertibles,  Inc.  and  Jennifer
                           Warehousing,  Inc.,  incorporated herein by reference
                           to  our  Quarterly   Report  on  Form  10-Q  for  the
                           quarterly period ending February 26, 1994.

        10.4      -        Purchasing Agreement,  dated as of December 31, 1993,
                           between   Jennifer   Convertibles,   Inc.   and  Jara
                           Enterprises,  Inc.,  incorporated herein by reference
                           to  our  Quarterly   Report  on  Form  10-Q  for  the
                           quarterly period ending February 26, 1994.

        10.5      -        Advertising Agreement, dated as of December 31, 1993,
                           between   Jennifer   Convertibles,   Inc.   and  Jara
                           Enterprises,  Inc.,  incorporated herein by reference
                           to  our  Quarterly   Report  on  Form  10-Q  for  the
                           quarterly period ending February 26, 1994.

        10.6      -        Amendment No. 1 to Warehousing Agreement, dated as of
                           May 28, 1994, amending the Warehousing Agreement referred to in 10.3 and the related Rebate Note, incorporated herein by reference to Exhibit 10.34 to our Annual Report on Form 10- K for the fiscal year ended August 27, 1994.

        10.7      -        Amendment No. 1 to Purchasing Agreement,  dated as of
                           May  28,  1994,  amending  the  Purchasing  Agreement
                           referred   to  in  10.4.,   incorporated   herein  by
                           reference to Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended August 27, 1994.

        10.8      -        License  Agreement,  dated as of  October  28,  1993,
                           among Jennifer  Licensing Corp. and Jara Enterprises,
                           Inc., incorporated herein by reference to Exhibit 2 to our Current Report on Form 8-K dated November 30,
                           1993.

        10.9      -        Agreement,  dated as of May 19, 1995,  among Jennifer
                           Convertibles,  Inc.,  Jennifer Purchasing Corp., Jara
                           Enterprises,   Inc.  and  the   licensees   signatory
                           thereto,  incorporated herein by reference to Exhibit
                           10.38 to our Annual Report on Form 10- K for the fiscal year ended August 26, 1995.

        10.10     -        Agreement,  dated  as  of  November  1,  1995,  among
                           Jennifer  Convertibles,   Inc.,  Jennifer  Purchasing
                           Corp., Jara Enterprises, Inc. and the licensees signatory thereto, incorporated herein by reference to Exhibit 10.39 to our Annual Report on Form 10- K for fiscal year ended August 26, 1995.

        10.11     -        Form  of  Note,  dated  November  1994,  made by Jara
                           Enterprises,  Inc. to Harley J. Greenfield and Edward
                           B.  Seidner,  incorporated  herein  by  reference  to
                           Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended August 26, 1995.

        10.12     -        Form of Option,  dated  November  7, 1994 to purchase
                           common stock from Fred Love, Jara  Enterprises,  Inc.
                           and certain  subsidiaries to Harley J. Greenfield and
                           Fred  Love,   incorporated  herein  by  reference  to
                           Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended August 26, 1995.

        10.13     -        Form of Subordination  Agreement,  dated as of August
                           9,  1996,  by  Harley  J.  Greenfield  and  Edward B.
                           Seidner,  incorporated herein by reference to Exhibit
                           10.45 to our Annual Report on Form 10-K for the fiscal year ended August 26, 1995.

        10.14     -        Credit and Security  Agreement,  dated as of March 1,
                           1996,  among Klaussner  Furniture  Industries,  Inc.,
                           Jennifer Convertibles, Inc. and the other signatories thereto, incorporated herein by reference to Exhibit
                           4 to our  Current  Report on Form 8-K dated March 18,
                           1996.

        10.15     -        1997  Stock  Option  Plan,   incorporated  herein  by
                           reference to Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended August 31, 1997.

        10.16     -        Stock  Purchase  Agreement,  dated December 11, 1997,
                           between Klaussner and Jennifer Convertibles, Inc., incorporated herein by reference to Exhibit 10.30 to our Annual Report on Form 10-K for fiscal year ended
                           August 30, 1997.

        10.17     -        Registration  Rights  Agreement,  dated  December 11,
                           1997,  between  Klaussner and Jennifer  Convertibles,
                           Inc.,  incorporated  herein by  reference  to Exhibit
                           10.31 to our Annual Report on Form 10-K for fiscal year ended August 30, 1997.

        10.18     -        Waiver and Modification Agreement, dated December 11,
                           1997,   among  Klaussner  and  related  entities  and
                           Jennifer  Purchasing  Corp.,  Jennifer  Convertibles,
                           Inc.,  Jennifer  Licensing  Corp.,  and Jennifer L.P.
                           III,  incorporated  herein by  reference  to  Exhibit
                           10.32 to our Annual Report on Form 10-K for the fiscal year ended August 30, 1997.

        10.19     -        L.P. and Option Purchase and  Termination  Agreement,
                           dated  as  of  August  20,   1999,   among   Jennifer
                           Convertibles,   Inc.,   Jennifer   Chicago  Ltd.,  an
                           Illinois corporation and a wholly-owned subsidiary of
                           Jennifer Convertibles,  Inc., Jenco Partners, L.P., a
                           limited  partnership,   which  is  the  sole  limited
                           partner of Jennifer Chicago, L.P., a Delaware Limited
                           partnership,   JCI   Consultant,   L.P.,   a  limited
                           partnership which owned certain options to purchase capital stock of Jennifer Convertibles, Inc., Selig
                           Zises,  a principal of Jenco  Partners,  L.P. and JCI
                           Consultant, L.P., Jay Zises, Jara Enterprises,  Inc.,
                           Fred J. Love, and, Harley J. Greenfield and Edward B.
                           Seidner, incorporated herein by reference to our Current Report on Form 8-K dated August 20, 1999 and filed September 3, 1999 reporting on an Item 5 event.

       10.20      -        General  Release,  made as of August 20, 1999, by JCI
                           Consultant,  L.P., Jenco Partners L.P., Jay Zises and
                           Selig Zises for the benefit of Jennifer Convertibles, Inc., Jennifer Chicago Ltd., Jara Enterprises, Inc.,
                           Harley  J.  Greenfield,  Fred J.  Love and  Edward B.
                           Seidner, incorporated herein by reference to our Current Report on Form 8-K dated August 20, 1999 and filed September 3, 1999 reporting on an Item 5 event.

       10.21      -        General  Release,  made as of  August  20,  1999,  by
                           Jennifer  Convertibles,  Inc., Jennifer Chicago Ltd.,
                           Jara Enterprises, Inc., Harley J. Greenfield, Fred J.
                           Love an  Edward B.  Seidner  for the  benefit  of JCI
                           Consultant,  L.P., Jenco Partners L.P., Jay Zises and
                           Selig Zises, incorporated herein by reference to our Current Report on

                           Form 8-K dated August 20, 1999 and filed September 3, 1999 reporting on an Item 5 event.

         10.22    -        Note, dated as of September 1, 1999, in the principal
                           amount of $447, 000 to the order of Jenco Partners, L.P. from Jennifer Convertibles, Inc., incorporated herein by reference to our Current Report on Form 8-K dated August 20, 1999 and filed September 3, 1999 reporting on an Item 5 event.

         10.23    -        Employment  Agreement,  dated as of August 15,  1999,
                           between    Harley   J.    Greenfield   and   Jennifer
                           Convertibles, Inc.

         10.24    -        Employment  Agreement,  dated as of August 15,  1999,
                           between Rami Abada and Jennifer Convertibles, Inc., as amended.

         10.25    -        Agreement,  dated as of  September  1, 1999,  between
                           Jennifer  Convertibles,  Inc.  and Jara  Enterprises,
                           Inc.

         10.26    -        Agreement,  dated as of  September  1,  1999  between
                           Jennifer  Convertibles,  Inc.  and Jara  Enterprises,
                           Inc.

         10.27    -        Loan Agreement dated as of December 8, 1999,  between
                           Jennifer  Convertibles,  Inc. and Klaussner Furniture
                           Industries, Inc.

         10.28    -        Stock Option  Agreement dated as of December 8, 1999,
                           between Harley J. Greenfield and Klaussner  Furniture
                           Industries, Inc.

         10.29    -        Registration  Rights Agreement,  dated as of December
                           10, 1999, by Jennifer  Convertibles, Inc. in favor of
                           Harley J.  Greenfield  in  connection  with the Stock
                           Option Agreement, dated as of December 8, 1999.

         21.1     -        Subsidiaries,  incorporated  herein by  reference  to
                           Exhibit 22.1 to our Annual Report on Form 10-K for fiscal year ended August 27, 1994.

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

                              JENNIFER CONVERTIBLES, INC.

                              By: /s/ HARLEY J. GREENFIELD
                                 ------------------------------------------
                                 Harley J. Greenfield, Chairman of the Board
                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


 NAME                           POSITION                      DATE

 /s/ HARLEY J. GREENFIELD      Chairman of the Board          December 10, 1999
 ------------------------      and Chief Executive
     Harley J. Greenfield      Officer (Principal
                               Executive Officer)

 /s/ EDWARD B. SEIDNER         Director                       December 10, 1999
 ------------------------
     Edward B. Seidner

 /s/ BERNARD WINCIG            Director                       December 10, 1999
 ------------------------
     Bernard Wincig

 /s/ EDWARD BOHN               Director                       December 10, 1999
 ------------------------
     Edward Bohn

 /s/ KEVIN J. COYLE            Director                       December 10, 1999
 ------------------------
     Kevin J. Coyle

 /s/ RAMI ABADA                President, Director, Chief     December 10, 1999
 ------------------------      Operating Officer and
     Rami Abada                Interim Chief Financial
                               Officer

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 28, 1999, August 29, 1998 and August 30, 1997
                     (In thousands except for share amounts)





                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                          Index to Financial Statements




Independent Auditors' Report.........................................F1

Consolidated Balance Sheets at August 28, 1999 and
  August 29, 1998 ...................................................F2

Consolidated Statements of Operations for the years ended
  August 28, 1999, August 29, 1998 and August 30, 1997...............F3

Consolidated Statements of (Capital Deficiency) for the years ended
  August 28, 1999, August 29, 1998, and August 30, 1997 .............F4

Consolidated Statements of Cash Flows for the years ended
  August 28, 1999, August 29, 1998 and August 30, 1997...............F5

Notes to Consolidated Financial Statements...........................F6

                              JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                                      Consolidated Balance Sheets
                                 (in thousands, except for share data)

                         ASSETS

                      (SEE NOTE 5)
                                                                       August 28, 1999  August 29, 1998
                                                                       ---------------  ---------------
Current assets:
    Cash and cash equivalents                                              $  6,907        $  4,384
    Accounts receivable                                                          31             500
    Merchandise inventories                                                   9,634          10,018
    Due from Private Company and Unconsolidated Licensees, net of reserves of $6,654 and $6,696 at August 28, 1999
       and August 29, 1998                                                    1,184             601
    Prepaid expenses and other current assets                                   596             388
                                                                           --------        --------
         Total current assets                                                18,352          15,891

Store fixtures, equipment and leasehold improvements
     at cost, net                                                             5,377           6,147
Deferred lease costs and other intangibles, net                                 611             783
Goodwill, at cost, net                                                        1,142             535
Other assets (primarily security deposits)                                      663             743
                                                                           --------        --------
                                                                           $ 26,145        $ 24,099
                                                                           ========        ========

            LIABILITIES AND (CAPITAL DEFICIENCY)

Current liabilities:
    Accounts payable, trade                                                $ 15,030        $ 14,917
    Customer deposits                                                         8,757           6,892
    Accrued expenses and other current liabilities                            4,447           5,192
    Amounts payable under acquisition agreement                                 699
                                                                           --------        --------
         Total current liabilities                                           28,933          27,001

Deferred rent and allowances                                                  5,185           5,497
Long-term obligations under capital leases                                       63              49
                                                                           --------        --------
         Total liabilities                                                   34,181          32,547
                                                                           --------        --------

Commitments and contingencies (Notes 9 and 10)

(Capital Deficiency):
    Preferred stock, par value $.01 per share
        Authorized 1,000,000 shares
        Series A Convertible Preferred-10,000 shares issued
        and outstanding at August 28, 1999 and August 29, 1998
        (liquidation preference $5,000)
        Series B Convertible Preferred-26,664 shares issued
        and outstanding at August 28, 1999 (liquidation preference $133)
    Common stock, par value $.01 per share
        Authorized 10,000,000 shares; issued and
        outstanding 5,704,058 and 5,700,725 shares at
        August 28, 1999 and August 29, 1998, respectively                        57              57
    Additional paid-in capital                                               27,482          27,710
    Notes receivable from warrant holders                                                      (270)
    Accumulated (deficit)                                                   (35,575)        (35,945)
                                                                           --------        --------
                                                                             (8,036)         (8,448)
                                                                           --------        --------
                                                                           $ 26,145        $ 24,099
                                                                           ========        ========

                            See Notes to Consolidated Financial Statements.

                                                  F2

                               JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Operations
                                     (In thousands, except share data)


                                                Year ended             Year ended            Year ended
                                              August 28, 1999       August 29, 1998        August 30, 1997
                                              ---------------       ---------------        ---------------
                                                 (52 weeks)             (52 weeks)             (52 weeks)
Net sales                                        $   109,284           $   111,541            $    97,789
                                                 -----------           -----------            -----------
Cost of sales, including store occupancy,
warehousing, delivery and fabric protection
(including charges from the Private Company of
$8,917, $10,943, and $10,390)                         71,607                74,054                 67,114
Selling, general and administrative expenses          35,890                35,984                 32,904

Recovery of amounts due from
  Private Company and Unconsolidated Licensees           (42)                 (196)                  (426)

(Income) loss from store closings                         (9)                  355                     55

Depreciation and amortization                          1,668                 1,727                  1,840
                                                 -----------           -----------            -----------
                                                     109,114               111,924                101,487
                                                 -----------           -----------            -----------
Operating income (loss)                                  170                  (383)                (3,698)

Other income (expense):
  Royalty income                                         388                   386                    374
  Interest income                                        171                   108                     67
  Interest expense                                      (106)                 (172)                   (28)
  Other income, net                                      150                   271                    319
                                                         603                   593                    732

Income (loss) before income taxes                        773                   210                 (2,966)

Income taxes                                             403                   120                     95
                                                 -----------           -----------            -----------
Net income (loss)                                $       370           $        90                ($3,061)
                                                 ===========           ===========            ===========

Basic income (loss) per common share             $      0.06           $      0.02                 ($0.54)

Diluted income (loss) per common share           $      0.05           $      0.01                 ($0.54)

Weighted average common shares outstanding
  basic income (loss) per share                    5,701,559             5,700,725              5,700,725

Effect of potential common share issuance:
  Stock options                                       22,077                32,641                     --
  Convertible preferred stock                      1,430,722             1,068,375                     --
                                                 -----------           -----------            -----------
Weighted average common shares outstanding
  diluted income (loss) per share                  7,154,358             6,801,741              5,700,725
                                                 ===========           ===========            ===========

                            See Notes to the Consolidated Financial Statements.

                                                    F3

                                            JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                                          Consolidated Statements of (Capital Deficiency)
                                  Years Ended August 28, 1999, August 29, 1998 and August 30, 1997
                                                  (In thousands, except share data)

                                                                                                     Notes
                              Preferred stock    Preferred stock                       Additional receivable
                                 Series A           Series B          Common Stock      paid-in  from warrant Accumulated
                              Shares  Par Value  Shares  Par Value  Shares   Par Value  capital    holders     (deficit)   Totals
                             -------- --------- -------- --------- --------- --------- --------- ------------ ----------- ---------
Balances at August 31, 1996        --      --         --       --  5,700,725 $      57 $  22,911  $    (300)  $  (32,974) $ (10,306)

Net (loss)                         --      --         --       --         --        --        --         --       (3,061)    (3,061)

Balances at August 30, 1997        --      --         --       --  5,700,725        57    22,911       (300)     (36,035)   (13,367)

Write off of notes receivable
   from warrant holders            --      --         --       --         --        --       (30)        30           --         --

Net income                         --      --         --       --         --        --        --         --           90         90

Sale of Series A
  Preferred Stock              10,000      --         --       --         --        --     4,829         --           --      4,829
                             --------  ------   --------   ------  --------- --------- ---------  ---------   ----------  ---------

Balances at August 29, 1998    10,000      --         --       --  5,700,725        57    27,710       (270)     (35,945)    (8,448)

Write off of notes receivable
   from warrant holders            --      --         --       --         --        --      (270)       270           --         --

Exercise of stock options          --      --         --       --      3,333         0         6         --           --          6

Purchase of stock options          --      --         --       --         --        --       (75)        --           --        (75)

Issuance of Series B
  Preferred Stock                  --      --     26,664       --         --        --       111         --           --        111

Net income                         --      --         --       --         --        --        --         --          370        370
                             --------  ------   --------   ------  --------- --------- ---------  ---------   ----------  ---------
Balances at August 28, 1999    10,000       0     26,664        0  5,704,058 $      57 $  27,482  $       0   $  (35,575) $  (8,036)
                             ========  ======   ========   ======  ========= ========= =========  =========   ==========  =========

                                          See Notes to Consolidated Financial Statements.

                                                                 F4

                                JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                                               (in thousands)

                                                              Year Ended      Year Ended      Year Ended
                                                            August 28, 1999 August 29, 1998 August 30, 1997
                                                            --------------- --------------- ---------------
                                                               (52 weeks)    (52 weeks)      (52 weeks)
Cash flows from operating activities:
Net income (loss)                                               $   370        $    90        ($3,061)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                                   1,668          1,727          1,840
  Provision for warranty costs                                      100            100            204
  (Income) loss from store closings                                  (9)           355             40
  Deferred rent                                                    (313)          (183)           (62)
Recovery of amounts due from
  Private Company and Unconsolidated Licensees                      (42)          (196)          (426)
Changes in operating assets and liabilities:
  Decrease (increase)in merchandise inventories                     384         (2,075)           278
  Decrease in refundable income taxes                                --             --             23
  (Increase) decrease in prepaid expenses
      and other current assets                                     (208)            89            (23)
  Decrease in accounts receivable                                   469            649            439
  (Increase) decrease in due from Private Company
      and Unconsolidated Licensees                                 (541)          (405)           426
  Decrease in other assets, net                                      81              9            124
  Increase (decrease) in accounts payable trade                     113         (1,697)           868
  Increase (decrease) in customer deposits                        1,865         (1,949)           (34)
  (Decrease) in accrued expenses
       and other payables                                          (428)          (121)          (501)
                                                                -------        -------        -------
Net cash provided by (used in) operating activities               3,509         (3,607)           135
                                                                -------        -------        -------
Cash flows from investing activities:
 Capital expenditures                                              (743)          (141)          (206)
 Decrease in deferred lease costs
    and other intangibles                                            --             16             64
                                                                -------        -------        -------
Net cash (used in) investing activities                            (743)          (125)          (142)
                                                                -------        -------        -------
Cash flows from financing activities:
  Payments of obligations under capital leases                     (243)          (118)          (188)
  Sale of Series A Preferred Stock                                   --          4,829             --
                                                                -------        -------        -------
Net cash (used in) provided by financing activities                (243)         4,711           (188)
                                                                -------        -------        -------

Net increase (decrease) in cash and cash equivalents              2,523            979           (195)

Cash and cash equivalents at beginning of year                    4,384          3,405          3,600
                                                                -------        -------        -------
Cash and cash equivalents at end of year                        $ 6,907        $ 4,384        $ 3,405
                                                                =======        =======        =======

Supplemental disclosure of cash flow information:

Income taxes paid                                               $   418        $   102        $    95
                                                                =======        =======        =======
Interest paid                                                   $   106        $   172        $    28
                                                                =======        =======        =======
Supplemental disclosure of non-cash financing activities:

Issuance of Series B Preferred Stock-in settlement
of liability                                                    $   111
Acquisition of Limited Partnership interest and stock options
through the issuance of notes payable                           $   699
Acquisition of equipment through capital lease financing                                      $   379
                                                                =======                       =======

                              See Notes to Consolidated Financial Statements.

                                                     F5

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 28, 1999, August 29, 1998 and August 30, 1997
                     (In thousands except for share amounts)


(1)       BUSINESS AND BASIS OF PREPARATION

          The consolidated financial statements include the accounts of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and as described below, certain licensees. The Company is the owner and licensor of domestic sofabed specialty retail stores that specialize in the sale of a complete line of sofabeds and companion pieces such as loveseats, chairs and recliners and specialty retail stores that specialize in the sale of leather furniture. As at August 28, 1999 and August 29, 1998, 84 and 82 Company-owned stores operated under the Jennifer Convertibles, Jennifer Leather and Jennifer Living Rooms names.

          The Company licensed stores to limited partnerships ("LP's") of which a subsidiary of the Company is the general partner. The LP's have had losses since inception and the Company has made advances to fund such losses. The Company has control of the LP's and, as a result, consolidates the accounts of the LP's in its financial statements. Included in the Company's Consolidated Statement of Operations are the losses of the LP's in excess of the limited partners' capital contributions. As at August 28, 1999 and August 29, 1998, the LP's operated 62 stores under the Jennifer Convertibles name.

          The Company has also licensed stores to parties, certain of which may be deemed affiliates ("Unconsolidated Licensees"). Under the applicable license agreements, the Company is entitled to a royalty of 5% of sales. As at August 28, 1999 and August 29, 1998, 9 and 11, stores respectively, were operated by such Unconsolidated Licensees and the results of their operations are not included in the consolidated financial statements.

         Also not included in the consolidated financial statements are the results of operations of 25 stores in New York which are owned or operated by a company (the "Private Company") which, until November 1994, was owned by three of the officers/directors/principal stockholders of the Company. In November 1994, the Private Company redeemed the stock in the Private Company of two of the principal stockholders (Harley Greenfield and Edward Seidner) for notes in the amount of $10,273 collateralized by the assets of the Private Company and due in 2023. In connection with such transaction, Fred Love, the remaining principal stockholder, granted Messrs. Greenfield and Seidner options expiring in November 2004 to purchase the 585,662 shares of the Company's Common Stock owned by him and the Private Company for $15.00 per share.

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

                                       F6

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 28, 1999, August 29, 1998 and August 30, 1997
                     (In thousands except for share amounts)


          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company was profitable in the fiscal years ended August 28, 1999 and August 29, 1998 and during fiscal 1999 net cash was generated by operating activities. Unprofitable stores have been closed, including 8 stores during fiscal 1997 through 1999, and expense reduction plans have been implemented throughout all operational areas of the Company. Additionally, significant purchase allowances have been received from the Company's principal vendor (see Note 5).

         On November 30, 1998, the court approved the settlement of all class action litigation against the Company, the cash portion of which was funded entirely by the Company's insurance carriers. In addition, on September 23, 1998, the Company was advised by the Securities and Exchange Commission that a formal investigation into the affairs of the Company had been terminated and no enforcement action had been recommended. As of August 28, 1999, pending unresolved matters relate to derivative action lawsuits and potential claims by the Company to recover damages (see Note 10).

         At August 28, 1999, the Company has both a working capital deficiency of $10,581 and a capital deficiency of $8,036. As discussed in Note 5, the Company has entered into a credit and security agreement with its largest supplier and the owner of the outstanding shares of the Series A convertible preferred stock, Klaussner Furniture Industries, Inc. ("Klaussner") (which in fiscal 1999 accounted for approximately 77% of the Company's purchases of merchandise) which, effectively extended the payment terms for merchandise shipped. As of August 28, 1999, accounts payable includes $10,620 due to Klaussner ($10,078 at August 29, 1998).

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

                                       F7

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 28, 1999, August 29, 1998 and August 30, 1997
                     (In thousands except for share amounts)


       MERCHANDISE INVENTORIES

       Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                           8/28/99   8/29/98
                                           -------  --------
       Showrooms                           $ 4,203  $  4,113
       Warehouses                            5,431     5,905
                                           -------  --------
                                           $ 9,634  $ 10,018
                                           =======  ========

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

          GOODWILL

          Goodwill consists of the excess of cost of the Company's investments in certain subsidiaries over the fair value of net assets acquired. Impairment is assessed based on cash flows of the related stores. Goodwill is being amortized over periods of ten to forty years from the acquisition date using the straight-line method. Accumulated amortization at August 28, 1999 and August 29, 1998 amounted to $610 and $592, respectively.

          DEFERRED LEASE AND OTHER INTANGIBLE COSTS

          Deferred lease costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease.

          DEFERRED RENT AND ALLOWANCES

          Pursuant to certain of the Company's leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and work allowances granted by the landlord. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases reduced by work allowances granted, on a straight-line basis, over the respective lease term. Accordingly, the Company has recorded deferred rent and allowances of $5,185 and $5,497 at August 28, 1999 and August 29, 1998, respectively.

                                       F8

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 28, 1999, August 29, 1998 and August 30, 1997
                     (In thousands except for share amounts)


          REVENUE RECOGNITION

          Sales are recognized upon delivery of the merchandise to the customer. A minimum deposit of 50% is typically required upon placing a non-financed sales order. The Company also finances sales and sells financed receivables on a non-recourse basis to a finance company. Fees paid to the finance company are included in selling, general and administrative expenses.

          EARNINGS (LOSS) PER SHARE

          Basic income (loss) per common share is computed by dividing the net income (loss) after reduction for $7 of cumulative preferred stock dividends in 1999, by the weighted average number of shares of common stock outstanding during each period. Diluted income per share reflects the assumed conversion or exercise of Convertible Preferred Stock, options and warrants in periods where they are dilutive. The effect of these securities are excluded from diluted
(loss)  per  share  in  the  year  ended   August  30,  1997  because  they  are
anti-dilutive.

          ADVERTISING

          The Company advertises in newspapers, radio and on television. Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses for the years ended August 28, 1999, August 29, 1998 and August 30, 1997 aggregated $11,699, $10,819 and
$10,893, respectively, net of amounts charged to the Private Company and Unconsolidated Licensees (see Note 3).

          WARRANTIES

          Estimated warranty costs are expensed in the same period that sales are recognized.

          CONCENTRATION OF RISKS

          During fiscal 1999, the Company purchased 77% and 8%, respectively, of its inventory from two suppliers under normal or extended trade terms.

          The Company utilizes many local banks as depositories for cash receipts received at its showrooms. Such funds are transferred weekly to a concentration account maintained at one commercial bank. At August 28, 1999 and August 29, 1998, amounts on deposit with this one bank totaled 89% and 82% of total cash, respectively.

                                       F9

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 28, 1999, August 29, 1998 and August 30, 1997
                     (In thousands except for share amounts)


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

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          Financial instruments include accounts receivable, accounts payable and customer deposits. The carrying amount of these instruments approximates fair value due to their short-term nature.

          SEGMENT INFORMATION

          The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 permits operating segments to be aggregated if they have similar economic characteristics, products, type of customers and methods of distribution. Accordingly, the Company's specialty furniture stores are considered to be one reportable operating segment.

          PRE-OPENING COSTS

          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities to be expensed as incurred. SOP 98-5 is effective for the year ending August 26, 2000. As of August 28, 1999, there are no unamortized pre-opening costs.

                                       F10

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 28, 1999, August 29, 1998 and August 30, 1997
                     (In thousands except for share amounts)


(3)       RELATED PARTY TRANSACTIONS

          The Private Company, pursuant to a warehouse agreement, provides services to the Company and the LP's relating to distribution, inventory control reporting and data processing. The Company and LP's pay a monthly warehousing fee based on 5% of the retail sales prices and a portion of fabric protection revenue collected from customers, excluding sales from stores opened after July 1, 1999. On February 9, 1999, the Company entered into an amendment to the warehouse agreement which reduced the monthly warehousing fees by $150 or an aggregate of $1,200 through August 31, 1999 when the amendment terminated. On September 1, 1999, the period through which the warehouse fees were reduced was extended. Additionally, the Private Company provides fabric protection, warranty services and freight services at pre-determined rates. The Company's cost of sales includes these charges. Revenue from customers for fabric protection services is included in net sales. Indicated below are the amounts charged by the Private Company:

                                                            Year Ended
                                                     --------------------------
                                                     8/28/99  8/29/98   8/30/97
                                                     -------  -------   -------
INCLUDED IN COST OF SALES:
  Freight                                            $ 2,363  $ 2,775   $ 2,827
  Fabric protection services                           2,292    2,592     2,543
  Warehousing fees                                     4,262    5,576     5,020
                                                     -------  -------   -------
         Total                                       $ 8,917  $10,943   $10,390
         -----                                       =======  =======   =======

          The Company has assumed the responsibility from the Private Company for purchasing merchandise for itself, the LP's, the Unconsolidated Licensees and the Private Company. During the years ended August 28, 1999, August 29, 1998 and August 30, 1997, approximately $11,646, $11,745, and $10,671, respectively, of inventory at cost (before rebates) was purchased by the Private Company through the Company and $3,988, $3,195, and $3,529, respectively, of inventory at cost (before rebates) was purchased by the Unconsolidated Licensees through the Company. The Company receives the benefit of any vendor discounts and allowances in respect to merchandise purchased by the Company on behalf of the LP's and certain other licensees. The Private Company receives the benefit of any discounts refunded or credited by suppliers in respect of merchandise purchased by the Private Company through the Company. For the year ended August 28, 1999, $619 was credited to the Private Company on account of discounts for such year, $628 was credited for the year ended August 29, 1998 and $590 was credited for the year ended August 30, 1997.

                                       F11

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 28, 1999, August 29, 1998 and August 30, 1997
                     (In thousands except for share amounts)


          The Company has assumed the responsibility of advertising for itself, the LP's, the Unconsolidated Licensees and the Private Company. Under the arrangement, the Private Company and Unconsolidated Licensees are charged a share of advertising costs. Such charges aggregated $2,240, $2,139, and $2,218 for the years ended August 28, 1999, August 29, 1998 and August 30, 1997, respectively.

          Two executive officers of the Company and a relative of one of the officers, own or owned interests in certain Unconsolidated Licensee stores. During the years ended August 28, 1999, August 29, 1998 and August 30, 1997 royalty income includes approximately $386, $391, and $371, respectively, from these Unconsolidated Licensees stores.

          The Private Company and the Company have agreed to offset, on a monthly basis, amounts owed by the Private Company and certain Unconsolidated Licensees to the Company for purchasing, advertising and other services against amounts owed by the Company to the Private Company for warehousing services, fabric protection, freight and other services. To the extent that either party owes the other an amount in excess of $1,000 for current obligations, such excess is to be paid in cash to either party. Since the inception of this agreement in March 1996, the Private Company has paid current obligations in excess of $1,000.

          Due to the uncertainty of collectibility, certain amounts due from the Private Company and Unconsolidated Licensees, which were not offset, have been fully reserved in the consolidated financial statements, as follows:

                                    Private   Unconsolidated
                                    Company      Licensees        Totals
                                    -------   --------------     -------
AT AUGUST 28, 1999:
Gross amount due                    $ 3,955       $ 3,883        $ 7,838
Reserves                             (2,771)       (3,883)        (6,654)
                                    -------       -------        -------
Net Amount                          $ 1,184       $    -0-       $ 1,184
                                    =======       =======        =======


AT AUGUST 29, 1998:
Gross amount due                    $ 3,166       $ 4,131        $ 7,297
Reserves                             (2,565)      (4,131)        (6,696)
                                    -------       -------        -------
Net Amount                          $   601       $    -0-       $   601
                                    =======       =======        =======

                                       F12

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 28, 1999, August 29, 1998 and August 30, 1997
                     (In thousands except for share amounts)


         Pursuant to a proposed settlement agreement with the Private Company that was never completed (see Note 10), the Company entered into the monthly offset agreement, described above, which requires payments of current obligations in excess of $1,000 by the Private Company. In addition, the Company paid the Private Company $650 in additional warehouse fees for the two fiscal years ended August 30, 1997 (of which $130 was charged to cost of sales in fiscal 1997) and since January 1, 1998 has assumed certain payroll expenses previously funded by the Private Company which totaled $1,408 in the fiscal year ended August 28, 1999 and $948 in the fiscal year ended August 29, 1998. Such payroll expenses are included in selling, general and administrative expenses. The Private Company has stated that, if a settlement is not consummated, it may assert claims of approximately $1,200 against the Company for various additional amounts owed from prior years. The Company believes the claims are either without merit or would be exceeded by the amount of counter-claims the Company would make under such circumstances.

          The Company has granted the Private Company a perpetual, royalty-free license to use and to sublicense and franchise the use of trademarks in the State of New York. The license is exclusive in such territory, subject to certain exceptions. See note 9 with respect to certain limited partnership interests owned by the Private Company.

          A director (and stockholder) of the Company received approximately $153, $154, and $164 in legal fees in the fiscal years ended in 1999, 1998, and 1997, respectively.

          See Note 5 for transactions with Klaussner.

(4)       STORE FIXTURES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                    August 28, August 29,
                                                       1999       1998
                                                     --------  ---------
          Automobiles                                $     58  $      58
          Store fixtures and furniture                  6,134      6,047
          Leasehold improvements                        6,762      6,325
          Computer equipment                            1,551      1,476
                                                     --------  ---------
                                                       14,505     13,906
          Less:  Accumulated depreciation
                     and amortization                  (9,128)    (7,759)
                                                     --------  ---------
                                                     $  5,377  $   6,147
                                                     ========  =========

          At August 28, 1999 and August 29, 1998, computer equipment includes $1,301 and $1,289, and accumulated depreciation and amortization includes $981 and $794, respectively, of equipment under capital leases.

                                       F13

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 28, 1999, August 29, 1998 and August 30, 1997
                     (In thousands except for share amounts)


(5)       TRANSACTIONS WITH KLAUSSNER:

          The Company and Klaussner have executed a Credit and Security Agreement that provides that Klaussner effectively extend the payment terms for merchandise shipped from 60 days to 81 days and provides Klaussner with a security interest in all the Company's assets including accounts receivable, inventory, store fixtures and equipment, as well as the assignment of leaseholds, trademarks and a license agreement to operate the Company's business in the event of default and non-payment. The Company has agreed to pay Klaussner a late payment fee of .67% per month times the sum of all invoices outstanding for more than 60 days at each month end. At August 28, 1999 and August 29, 1998, the Company owed Klaussner $10,620 and $10,078, respectively, no portion of which exceeded the 60 day payment terms.

          Allowances  of $1,889  (1999),  $1,694  (1998) and $2,241  (1997) were obtained from Klaussner, of which $1,889, $1,694 and $1,166, respectively, reduced cost of goods sold and in fiscal 1997, $1,075 reduced selling, general and administrative expenses.

          On December 11, 1997, the Company sold to Klaussner 10,000 shares of Series A Preferred Stock for $5,000. These shares are non-voting, have a liquidation preference of $5,000, do not pay dividends (except if declared on the common stock) and are convertible (as of September 1, 1999) into 1,424,500 shares of the Company's common stock. In addition, as long as Klaussner owns at least 10% of the Company's outstanding common stock, assuming conversion, it has the right of first refusal to purchase any common stock or equivalents to be sold by the Company at less than $3.51 per share.

          On December 8, 1999, Klaussner entered into an agreement with the Company in which it agreed, subject to certain conditions, to loan $150 for each new store approved by Klaussner. The agreement provides that the maximum aggregate amount of the loans will be $1,500 (10 stores). Each such loan will be evidenced by a three year note, bearing interest at the then LIBOR rate for three month loans plus 3%. Payment of the notes may be accelerated under certain conditions, including the closing of the store funded by the related loan or if the Company is not purchasing at least 50% by dollar volume of their upholstered furniture from Klaussner. As additional consideration, the Company has agreed to pay an additional premium on furniture purchased from Klaussner to satisfy orders originating from new stores funded by these loans. Such premium would be 3% of the customary cost of such merchandise until the note is paid in full and would decrease to 2% for the 10 years after the note is paid. Such premium payments would cease after such 10 year period.

                                       F14

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 28, 1999, August 29, 1998 and August 30, 1997
                     (In thousands except for share amounts)


          In addition, on December 8, 1999, Klaussner granted to the Chief Executive Officer an option to purchase 2,106 shares of preferred stock owned by Klaussner. Such shares are convertible into 300,000 shares of the Company's common stock. The exercise price of the option is $5.00 per share of such underlying common stock. The option is exercisable until August 31, 2004, unless terminated earlier by certain events, including termination of employment.

(6)       INCOME TAXES

          Components of income tax expense are as follows:

                                                      Year Ended
                                              --------------------------
                                              8/28/99  8/29/98   8/30/97
                                              -------  -------   -------
          Current:
            Federal                            $  --    $  --     $  --
            State                                403      120        95

          Deferred:
            Federal                               --       --        --
            State                                 --       --        --
                                               -----    -----     -----

                                               $ 403    $ 120     $  95
                                               =====    =====     =====

         Expected  tax  expense   (benefit)  based  on  the  statutory  rate  is
reconciled with actual tax expense (benefit) as follows:

                                             Percent of Pre-Tax Earnings (Loss)
                                                       Year Ended
                                             ----------------------------------
                                              8/28/99    8/29/98     8/30/97
                                              -------    -------     -------
"Expected" tax expense (benefit)                 34.0%      34.0%     (34.0)%
Increase (reduction) in taxes
  resulting from:
    State income tax, net of federal
    income tax benefit                           34.4%      36.8%       2.0%
   Non-deductible items                           6.8%      25.5%       1.7%
   Disallowances pursuant to:
    Revenue Agents Report                          --       90.6%        --
   Other                                          1.1%       1.3%       2.0%

   (Decrease)increase in
    valuation allowance                         (24.2)%   (131.1)%     31.3%
                                               ------     ------     ------
                                                 52.1%      57.1%       3.0%
                                               ======     ======     ======

                                       F15

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 28, 1999, August 29, 1998 and August 30, 1997
                     (In thousands except for share amounts)


          The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                          August 28, 1999   August 29, 1998
                                          ---------------   ---------------
Deferred tax assets:

   Federal and state net operating
    loss carryforwards                       $  5,753           $  5,200
   Reserve for losses on loans and
    advances                                    2,727              2,341
   Accrued partnership losses                      41                997
   Deferred rent expense                        1,231              1,221
   Inventory capitalization                       253                267
   Other expenses for financial
    reporting, not yet deductible
    for taxes                                     506                540
                                             --------           --------
         Total deferred tax assets, before
          valuation allowance                  10,511             10,566
   Less:  Valuation allowance                  (8,832)            (9,019)
                                             --------           --------
         Total deferred tax assets           $  1,679           $  1,547
                                             ========           ========


Deferred tax liabilities:

   Difference in book and tax basis
    of fixed assets                          $  1,552           $  1,470
   Other                                          127                 77
                                             --------           --------
      Total deferred tax liabilities            1,679              1,547
                                             --------           --------
         Net deferred tax assets             $     -0-          $     -0-
                                             ========           ========

          A valuation allowance has been established to offset a portion of the deferred tax asset as the Company has not determined that it is more likely than not that the available net operating loss carryforward or deductible termporary differences will be utilized. During the years ended August 28, 1999, August 29, 1998 and August 30, 1997, the valuation allowance (decreased) increased by $(187), ($282), and $960, respectively.

          As of August 28, 1999, the Company has a net operating loss carryforward of approximately $14,000, expiring $4,000 in the year 2010, $7,000 in the year 2011, $1,000 in the year 2012 and $2,000 in the year 2018.

                                       F16

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 28, 1999, August 29, 1998 and August 30, 1997
                     (In thousands except for share amounts)


(7)       ACQUISITION

          In July, 1991, the Company entered into agreements pursuant to which a limited partnership, Jennifer Chicago, L.P. (the "Chicago Partnership"), was established for the purpose of operating Jennifer Convertibles stores in the Chicago, Illinois metropolitan area. Pursuant to a 20-year License Agreement, the Company received a royalty of 5% of sales from the Chicago Partnership's stores and gave the Chicago Partnership the exclusive right to open Jennifer Convertibles stores in the defined territory.

          Pursuant to the Partnership Agreement, the limited partner contributed $990 to the Partnership and agreed to make additional capital contributions of up to $100. The Company, as general partner, made a capital contribution of $10. Under the Partnership Agreement, allocations and distributions were, subject to certain exceptions, made 99% to the limited partner and 1% to the General Partner. The Company has consolidated and recorded the operating losses of the Partnership in excess of the limited partner's capital contributions in the Consolidated Statements of Operations (see Note 1). Under a Purchase Option Agreement, the Company had the right to purchase all the limited partners' interests in the Partnership for a price equal to the fair market value thereof, as determined by one or more investment bankers selected by the Company and the limited partners. Also, the limited partner could put its interest to the Private Company if certain executives of the Company and the Private Company owned less than 700,000 shares of the Company's common stock.

         On August 20, 1999, the Company purchased the limited partner's interest in the Chicago Partnership, and options, which were due to expire in 2001, to purchase 1,200,000 shares of common stock (held by a former consultant of the Company who is related to the limited partner) at $8.00 per share. The aggregate purchase price for the partnership interests and options was $699. The purchase price was paid, $252 in cash on September 1, 1999 and the balance of $447 by issuance of a note bearing interest at 3% over prime and payable in two installments of $223 on February 1, 2000 and September 1, 2000. The portion of the purchase price ($624) allocated to the purchase of the limited partnership interest was charged to goodwill and the portion ($75) allocated to the purchase of the option was charged to additional paid-in capital.

                                       F17

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 28, 1999, August 29, 1998 and August 30, 1997
                     (In thousands except for share amounts)


(8)       STOCK OPTION PLANS

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

          Additional information with respect to the Company's stock options under and outside the Plans is as follows:

                                 Options             Exercisable Options
                         -----------------------   ----------------------
                                      Weighted                   Weighted
                                      Average                     Average
                                      Exercise                   Exercise
                         Number of      Price       Number of     Price
                          Shares      Per Share      Shares     Per Share
                         ---------   -----------   -----------  ---------
Outstanding at 8/31/96     811,547   $      6.80       706,883  $    7.07
                                                   ===========  =========
  Granted                  732,000   $      2.00
  Canceled                (264,500)  $      8.00
  Expired                  (50,000)  $      2.75
                         ---------   -----------
Outstanding at 8/30/97   1,229,047   $      3.99       480,381  $    7.07
                                                   ===========  =========

  Granted                  143,000   $      2.31
  Canceled                 (13,667)  $      2.00
                         ---------   -----------
Outstanding at 8/29/98   1,358,380   $      3.84       738,670  $    5.33
                                                   ===========  =========

  Exercised                 (3,333)  $      2.00
  Canceled                  (1,000)  $      2.00
  Expired                  (50,000)  $      5.00
                         ---------   -----------
Outstanding at 8/28/99   1,304,047   $      3.80       970,661  $    4.39
                         =========   ===========   ===========  =========

          The number of shares of Common Stock reserved for options available for grant under the Plans was 26,953 at August 28, 1999. The weighted average remaining contractual life of the outstanding options is 6.7 years.

                                       F18

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 28, 1999, August 29, 1998 and August 30, 1997
                     (In thousands except for share amounts)


          In May 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan") under which 500,000 shares of common stock were reserved for issuance.

          The Company applies APB No. 25 in accounting for its stock option plan, which requires the recognition of compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the grant date. Had compensation expense been determined based upon the fair value of the options at the grant date, as prescribed under SFAS No. 123, the Company's net income (loss) would have been as follows:

                                            1999      1998          1997
                                            -----     -----       -------
Net Income (Loss):
  As reported                               $ 370     $  90       $(3,061)
  Pro forma under SFAS 123                  $  81     $(181)      $(3,141)
  Basic income (loss) per share:
  As reported                               $0.06     $ 0.02      $ (0.54)
  Pro forma under SFAS 123                  $0.01     $(0.03)     $ (0.55)
  Diluted income (loss) per share:
  As reported                               $0.05     $ 0.01      $ (0.54)
  Pro forma under SFAS 123                  $0.01     $(0.03)     $ (0.55)


          The weighted average fair value on the date of grant of options granted is estimated at $1.03 in 1998 and $1.22 in 1997 using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      1998          1997
                                                      -----       -------
Risk-free interest rate                                5.76%        6.95%
Expected life of options                                  5            5
Expected stock price volatility                          44%          69%
Expected dividend yield                                   0%           0%


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

                                      F19

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 28, 1999, August 29, 1998 and August 30, 1997
                     (In thousands except for share amounts)


(9)        COMMITMENTS AND OTHER

           LEASES

           The Company and LP's lease retail store locations under operating leases for varying periods through 2013 which generally are renewable at the option of the lessee. Certain leases contain provisions for additional rental payments based on increases in certain indexes. Future minimum lease payments for all non-cancelable leases with initial terms of one year or more consisted of the following at August 28, 1999:

                                    Year Ending August
                           ------------------------------------
                           2000.........................$12,290
                           2001......................... 11,716
                           2002......................... 11,122
                           2003.........................  9,249
                           2004............. ...........  6,922
                           Thereafter...................  9,729
                                                        -------
                                                        $61,028
                                                        =======

           Rental expense for all operating leases amounted to approximately $13,661, $13,559, and $13,657 net of sublease income of $184, $222, and $166 for the years ended August 28, 1999, August 29, 1998 and August 30, 1997, respectively.

           The Company and LP's have long-term capital leases for certain equipment. The leases are for periods of three to five years with an option to purchase at the end of the lease periods for a nominal price.

           CERTAIN LIMITED PARTNERSHIP AGREEMENTS

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

                                       F20

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 28, 1999, August 29, 1998 and August 30, 1997
                     (In thousands except for share amounts)


          On December 31, 1996, the Private Company acquired the limited partners' interests in these partnerships.

          LETTERS OF CREDIT

          In May 1999, a $200 standby letter of credit was issued on behalf of the Company to an institution that provides a new private label credit card program. Such letter of credit is secured by $200 in an interest bearing money market account. The new private label credit card program requires the Company to issue an additional $1,000 in standby letters of credit on various dates to May 29, 2000. The Private Company is participating in this program and has provided $50 of the $200 referred to above and has agreed to provide 25% of all cash needed to fund future standby letters of credit. Such letters of credit will be terminated when the Company achieves certain specified levels of profitability.

          EMPLOYMENT AGREEMENTS

          On August 15, 1999, the Chief Executive Officer of the Company entered into a five-year employment agreement with a base salary of $400 per annum. The agreement provides for bonuses based on earnings and revenues.

          On August 15, 1999, the President and Chief Operating Officer of the Company entered into a five year employment agreement with a base salary of $400 per annum for the first three years and $500 per annum thereafter. The agreement provides for bonuses based on earnings and revenues and also provides for a grant of options to acquire 300,000 shares of common stock at an exercise price of $3.51 per share (which exceeded the fair market value at date of grant) vesting over three years. Such options were granted during fiscal 2000.

          ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

          The components of accrued expenses and other current liabilities are:

                                           8/28/99         8/29/98
                                           -------         -------
          Advertising                      $ 1,182         $ 1,334
          Payroll                              887             859
          Legal                                184              93
          Accounting                           178             260
          Store closings                        70             279
          Litigation settlement costs          279             500
          Sales tax                            505             542
          Warranty                             404             304
          Other                                758           1,021
                                           -------         -------
                                           $ 4,447         $ 5,192
                                           =======         =======

                                       F21

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              August 28, 1999, August 29, 1998 and August 30, 1997
                     (In thousands except for share amounts)


(10)      CLAIMS AND LITIGATION

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

          On November 22, 1994, the same director who was on the Committee submitted a letter to the President of the Company which contained information relevant to the (1) funding of Southeastern Florida Holding Corporation (S.F.H.C.) which is an Unconsolidated Licensee and (2) the funding of Limited Partnerships (LP's) III through V. The letter essentially detailed the flow of funds from the Private Company, certain Unconsolidated Licensees and the Company to S.F.H.C. and its subsidiary ("Summit"). Additionally, it disclosed that as of August 27, 1994, S.F.H.C. had a receivable from officers of $1,861. It asserted that neither (a) the payment to fund S.F.H.C.'s purchase of the stock of Summit nor (b) the capital contributions to LP's III through V were obtained from sources outside the Company or the Private Company.

          On December 2, 1994, the Board of Directors of the Company received the Summary Report of Counsel to the Independent Committee which, among other matters, concluded that it "has reviewed many significant related party transactions and recommends to the Board that the Company assert claims to recover damages for harm caused the Company". On January 26, 1995, the Board of Directors received the "Final Report of Counsel to the Independent Committee of the Board of Directors" which reached the same conclusions and recommendations.

          On March 10, 1995, the Board of Directors received the "Response of Harley Greenfield (Chief Executive Officer of the Company and one of the co-founders of the Private Company) to the January 26, 1995 Final Report of
Counsel to the Independent Committee" that asserted that there were no valid claims. On April 3, 1995, it received a similar response from a financial consultant to the Company to the letter dated November 22, 1994, referred to above, that asserted that there was nothing improper.

          The Company is negotiating a settlement of these claims together with a settlement of the derivative litigation referred to below, however, the ultimate outcome of these matters is not presently determinable (see Note 3 for potential asserted claims by the Private Company).

                                       F22

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

          On November 30, 1998, the court approved the settlement of the class action litigation. The settlement provided for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7,000 in cash and Preferred Stock having a value of $370. The cash portion of the settlement was funded entirely by insurance company proceeds. The Company issued 26,664 shares of Series B Preferred Stock, convertible into 18,664 shares of the Company's common stock, based on valid proofs of claims actually filed. These shares are non-voting, have a liquidation preference of $5.00 per share ($133) and accrue dividends at the rate of $.35 per share per annum (cumulative unpaid dividends of $7 at August 28, 1999). The preferred stock is convertible at the option of the Company at anytime after the common stock trades at a price of at least $7.00 per share. Estimated settlement costs had been accrued in a prior year and, accordingly, $110 of the excess of the accrual relating to both the class and the derivative actions has been credited to other income, net in the year ended August 28, 1999 and the $279 balance of the accrual is included in accrued expenses for estimated remaining legal fees in connection with the derivative litigation.

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

          A group of shareholders claiming to own approximately 8.5% of the outstanding shares of the Company have filed (as a group) objections to the fairness of the previously proposed settlement agreements. The group has requested deposition and document discovery in advance of any hearing on the fairness of any settlement, and the Company has provided some document and deposition discovery voluntarily. However, the group of objectors has made a motion for additional discovery which the Company has opposed. The motion is still pending. The ultimate outcome of the derivative litigation is not presently determinable.

                                       F23

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

                                       F24