Form 10-K/A
period 1999-08-28
JENNIFER CONVERTIBLES INC
filed 1999-12-14
CIK 806817

FORM 10-K/A

                               (Amendment No. 1)


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


         For the fiscal years ended August 28, 1999 and August 29, 1998, the LP's and we together spent $743,000 and $141,000, for each such years, for capital expenditures. We currently anticipate capital expenditures approximating $1,300,000 during fiscal 2000 to support the opening of new stores during the next fiscal year. A portion of our store openings will be funded by Klaussner pursuant to an agreement, entered into in December 1999, pursuant to which Klaussner agreed, sbuject to certain conditions, to lend us $150,000 per new store for up to 10 new stores. Each loan will be evidenced by a three year note, bearing interest at the LIBO rate plus 3%. The notes are subject to acceleration under certain circumstances including closing of the stores funded by the loan or if we are not purchasing at least 50% of our upholstered furniture by dollar volume from Klaussner. In addition, Klaussner will be entitled to a premium on the cost of furniture purchased from it by us for sale to customers of the stores funded by Klaussner.


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

Consolidated Statements of Cash Flows for the years ended
  August 28, 1999, August 29, 1998 and August 30, 1997...............F5

Notes to Consolidated Financial Statements...........................F6

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Jennifer Convertibles, Inc.
Woodbury, New York


We have audited the accompanying consolidated balance sheets of Jennifer Convertibles, Inc. (the "Company") and subsidiaries as of August 28, 1999 and August 29, 1998, and the related consolidated statements of operations, capital deficiency and cash flows for each of the three years in the period ended August 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jennifer Convertibles, Inc. and subsidiaries as of August 28, 1999 and August 29, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 28, 1999, in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
November 8, 1999

With respect to Note 5
December 8, 1999


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