Form 10-K/A
period 1999-08-28
JENNIFER CONVERTIBLES INC
filed 1999-12-22
CIK 806817

FORM 10-K/A

                                (Amendment No. 2)


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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                                Explanatory Note

          This form  10-K/A  Amendment  No. 2 is being filed in order to replace
Exhibit 10.26. A draft version was inadvertently filed with the original filing. There are no additional amendments to the Form 10-K.

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


 NAME                           POSITION                      DATE

 /s/ HARLEY J. GREENFIELD      Chairman of the Board          December 22, 1999
 ------------------------      and Chief Executive
     Harley J. Greenfield      Officer (Principal
                               Executive Officer)

 /s/ EDWARD B. SEIDNER         Director                       December 22, 1999
 ------------------------
     Edward B. Seidner

 /s/ BERNARD WINCIG            Director                       December 22, 1999
 ------------------------
     Bernard Wincig

 /s/ EDWARD BOHN               Director                       December 22, 1999
 ------------------------
     Edward Bohn

 /s/ KEVIN J. COYLE            Director                       December 22, 1999
 ------------------------
     Kevin J. Coyle

 /s/ RAMI ABADA                President, Director, Chief     December 22, 1999
 ------------------------      Operating Officer and
     Rami Abada                Interim Chief Financial
                               Officer