Form 10-Q
period 1999-11-27
JENNIFER CONVERTIBLES INC
filed 2000-01-11
CIK 806817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D C. 20549
                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended November 27, 1999
                                               -----------------

                                       or

                       THE SECURITIES EXCHANGE ACT OF 1934

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                         --------------  --------------

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

Indicate the number of shares outstanding of the issuer's common stock as of November 27, 1999: 5,704,058

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements



PART I - FINANCIAL INFORMATION

Item I - Financial Statements

Consolidated Balance Sheets - November 27, 1999
  (Unaudited) and August 28, 1999..............................................2

Comparative Consolidated Statements of Operations
  for the thirteen weeks ended November 27, 1999 and
  November 28, 1998 (Unaudited)................................................3

Comparative Consolidated Statements of Cash Flows
  for the thirteen weeks ended November 27, 1999
  and November 28, 1998 (Unaudited)............................................4

Notes to Unaudited Consolidated Financial Statements...........................5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................8

Item 3 - Quantitative and Qualitative Disclosures about
         Market Risk..........................................................11

PART II - OTHER INFORMATION...................................................12

                        JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                                Consolidated Balance Sheets
                             (In thousands, except share data)

                        ASSETS                             Nov. 27, 1999     Aug. 28, 1999
                                                           -------------     -------------
                                                            (unaudited)
Current assets:
  Cash and cash equivalents                                   $  7,089         $  6,907
  Accounts receivable                                              501               31
  Merchandise inventories                                       10,462            9,634
  Due from Private Company and
     Unconsolidated Licensees, net                               1,198            1,184
  Prepaid expenses and other current assets                        262              596
                                                              --------         --------
    Total current assets                                        19,512           18,352

Store fixtures, equipment and leasehold improvements,
   at cost, net                                                  5,175            5,377
Deferred lease costs and other intangibles, net                    571              611
Goodwill, at cost, net                                           1,122            1,142
Other assets (primarily security deposits)                         654              663
                                                              --------         --------
                                                              $ 27,034         $ 26,145
                                                              ========         ========


             LIABILITIES AND (CAPITAL DEFICIENCY)

Current liabilities:
  Accounts payable, trade                                     $ 14,526         $ 15,030
  Customer deposits                                              8,856            8,757
  Accrued expenses and other current liabilities                 5,263            4,447
  Accounts payable under acquisition agreement                     448              699
                                                              --------         --------
    Total current liabilities                                   29,093           28,933

Deferred rent and allowances                                     5,058            5,185
Long-term obligations under capital leases                          40               63
                                                              --------         --------
    Total liabilities                                           34,191           34,181

COMMITMENTS AND CONTINGENCIES

(Capital deficiency)
  Preferred stock, par value $.01 per share
   Authorized 1,000,000 shares
   Series A Convertible Preferred - 10,000 shares issued
   and outstanding at November 27, 1999 and August 28, 1999
   (liquidation preference $5,000)                                  --               --
   Series B Convertible Preferred - 26,664 shares issued
   and outstanding at November 27, 1999 and August 28, 1999
   (liquidation preference $133)
  Common stock, par value $.01 per shared
   Authorized  10,000,000 shares;  issued and
   outstanding 5,704,058 shares at November 27, 1999 and
   August 28, 1999                                                  57               57
  Additional paid in capital                                    27,482           27,482

  Accumulated (deficit)                                        (34,696)         (35,575)
                                                              --------         --------
                                                                (7,157)          (8,036)
                                                              --------         --------
                                                              $ 27,034         $ 26,145
                                                              ========         ========

           See Accompanying notes to unaudited consolidated financial statements.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                        (In thousands, except share data)


                                              Thirteen weeks Thirteen weeks
                                                  ended          ended
                                               Nov. 27, 1999 Nov. 28, 1998
                                              -------------- --------------
Net sales                                       $    32,061   $    28,374
                                                -----------   -----------

Cost of sales, including store occupancy,
  warehousing, delivery and fabric protection            --        18,730

Selling, general and administrative expenses             --         9,886


Depreciation and amortization                            --           421

                                                -----------   -----------
                                                         --        29,037
                                                -----------   -----------
Operating profit (loss)                              32,061          (663)
                                                -----------   -----------

Other income (expense):
  Royalty income                                         --           107
  Interest income                                        --            47
  Interest expense                                       --           (51)
  Other income, net                                      --            58
                                                -----------   -----------
                                                         --           161
                                                -----------   -----------

Profit (loss) before income taxes                    32,061          (502)

Income taxes                                             --           124
                                                -----------   -----------
Net profit (loss)                               $    32,061   $      (626)
                                                ===========   ===========


Basic profit (loss) per common share            $      0.15   $     (0.11)
                                                ===========   ===========

Diluted profit (loss) per common share          $      0.12   $     (0.11)
                                                ===========   ===========

Weighted average common shares outstanding
  basic profit (loss) per share                   5,704,058     5,700,725

Effect of potential common share issuance:

  Stock options                                      11,646

  Convertible preferred stock                     1,443,165
                                                -----------   -----------

Weighted average common shares outstanding
  diluted profit (loss) per share                 7,158,869     5,700,725
                                                ===========   ===========

     See Accompanying notes to unaudited consolidated financial statements.

                        JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                                (in thousands) (unaudited)

                                                       Thirteen Weeks      Thirteen Weeks
                                                           ended                ended
                                                        Nov. 27, 1999       Nov. 28, 1998
                                                       --------------      --------------
Cash flows from operating activities:
Net profit (loss)                                          $   879             $  (626)
Adjustments to reconcile net profit (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                               413                 421
   Provision for warranty costs                                                     25
   Loss from store closing                                                          (9)
   Deferred rent                                              (127)               (105)
Changes in operating assets and liabilities:
   (Increase) decrease in merchandise inventories             (828)              1,848
   Decrease in prepaid expenses and other current assets       334                 153
   (Increase) in accounts receivables                         (470)               (520)
   (Increase) in due from Private Company
         and Unconsolidated Licenses                           (14)               (522)
  Decrease in other assets, net                                  9                  60
  (Decrease) in accounts payable trade                        (504)             (3,130)
  Increase (decrease) increase in customer deposits             99                 (12)
  Increase (decrease) in accrued expenses
         and other payables                                    565                (359)
                                                           -------             -------

Net cash provided by (used in) operating activities            356              (2,776)
                                                           -------             -------


Cash flows from investing activities:
  Capital expenditures                                        (151)                (59)
  (Increase) decrease in deferred lease costs
  and other intangibles                                         --                   2
                                                           -------             -------

NET CASH (USED IN) INVESTING ACTIVITIES                       (151)                (57)
                                                           -------             -------

Cash flows from financing activities:
  Payments of obligations under capital leases                 (23)                (63)
                                                           -------             -------

Net cash (used in) provided by financing activities            (23)                (63)
                                                           -------             -------

Net increase (decrease) in cash and cash equivalents           182              (2,896)

Cash and cash equivalents at beginning of period             6,907               4,384
                                                           -------             -------

Cash and cash equivalents at end of period                 $ 7,089             $ 1,488
                                                           =======             =======


Supplemental disclosure of cash flow information:

      Income taxes paid during the period                  $    98             $   124
                                                           =======             =======

      Interest paid                                        $    25             $    51
                                                           =======             =======

          See Accompanying notes to unaudited consolidated financial statements.


                       JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                   Notes to Unaudited Consolidated Financial Statements
                      For the Thirteen Weeks Ended November 27, 1999
                          (In thousands except for share amounts)


(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. (the "Company") and subsidiaries and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry, the operating results for the interim period ended November 27, 1999 are not necessarily indicative of the results that may be expected for the year ending August 26, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 28, 1999.

(2)      MERCHANDISE INVENTORIES

         Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                               11/27/99    8/28/99
                                               --------    -------
         Showrooms                              $ 4,383    $ 4,203
         Warehouses                               6,079      5,431
                                                -------    -------
                                                $10,462    $ 9,634
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

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                 For the Thirteen Weeks Ended November 27, 1999
                     (In thousands except for share amounts)


         SETTLEMENT OF CLASS ACTION LITIGATION

         On November 30, 1998, the court approved the settlement of a series of 11 class actions commenced in December 1994 against the Company, various of the Company's present and former officers and directors, and certain third parties, in the United States District Court for the Eastern District of New York. The complaints in all of these actions alleged that the Company and the other named defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the press release issued by the Company on or about December 2, 1994. All of these class actions were consolidated under the caption IN RE JENNIFER CONVERTIBLES, Case No. 94 Civ. 5570, pending in the Eastern District of New York. The settlement provides for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7,000 in cash and preferred stock having a value of $370. The cash portion of the settlement was funded entirely by insurance company proceeds. The Company issued 26,664 shares of series B preferred stock, convertible into 18,664 shares of our common stock. These shares are non-voting, have a liquidation preference of $5.00 per share or $133 in total, and accrue dividends at the rate of $.35 per share per annum. The cumulative unpaid dividends at November 27, 1999 totaled $10. The preferred stock is convertible at the Company's option at any time after the common stock trades at a price of at least $7.00 per share.

         THE DERIVATIVE LITIGATION

Beginning in December 1994, a series of six actions were commenced as derivative actions on the Company's behalf against Harley J. Greenfield, Fred J. Love, Edward B. Seidner, Bernard Wincig, Michael J. Colnes, Michael Rosen, Al Ferarra, William M. Apfelbaum, Glenn S. Meyers, Lawrence R. Haut, the private company, Jerome I. Silverman, Jerome I. Silverman Company, Selig Zises and BDO Seidman & Co. (each of these individuals and entities is named as a defendant in at least one action) in: (a) the United States District Court for the Eastern District of New York, entitled PHILIP E. ORBANES V. HARLEY J. GREENFIELD, ET AL., Case No. CV 94-5694 (DRH) and MEYER OKUN AND DAVID SEMEL V. AL FERRARA, ET AL., Case No. CV 95-0080 (DRH); MEYER OKUN DEFINED BENEFIT PENSION PLAN, ET AL. V. BDO SEIDMAN & CO., Case No. CV 95-1407 (DRH); and MEYER OKUN DEFINED BENEFIT PENSION PLAN V. JEROME I. SILVERMAN COMPANY, ET. AL., Case No. CV 95-3162 (DRH); (b) the Court of Chancery for the County of New Castle in the State of Delaware, entitled MASSINI V. HARLEY GREENFIELD, ET. AL., Civil Action No. 13936 (WBC); and (c) the Supreme Court of the State of New York, County of New York, entitled MEYER OKUN DEFINED BENEFIT PENSION PLAN V. HARLEY J. GREENFIELD, ET. AL., Index No. 95-110290.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                 For the Thirteen Weeks Ended November 27, 1999
                     (In thousands except for share amounts)


         The complaints in each of these actions assert various acts of wrongdoing by the defendants, as well as claims of breach of fiduciary duty by the Company's present and former officers and directors, including but not limited to claims relating to the matters described in the Company's December 2, 1994 press release. As described in prior filings, the Company had entered into settlement agreements as to the derivative litigation subject, in the case of certain of such agreements, to court approval of such settlement by a certain date. Such court approval was not obtained by such date, and in July 1998, the private company exercised its option to withdraw from the settlement. The Company is currently negotiating with the private company with respect to a new settlement. However, there can be no assurance that a settlement will be reached or as to the terms of such settlement.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Numbers are in thousands except for share amounts)


         RESULTS OF OPERATIONS:

         EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE U. S. PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE OUR ACTUAL RESULTS OR OUTCOMES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS SET FORTH UNDER THE CAPTION "RISK FACTORS" IN THE OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 28, 1999. IN ADDITION TO STATEMENTS, WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, INVESTORS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "INTENDS," "PLANS" OR "ANTICIPATES" TO BE UNCERTAIN AND FORWARD-LOOKING.

         NET SALES:

         Our sales increased by 13% to $32,061 for the thirteen weeks ended November 27, 1999 as compared to $28,374 for the same period in the prior year. Comparable store sales (those open for the entire period in the current and prior year periods) increased by 10.9%.

         COST OF SALES:

         Cost of sales was $20,126, 62.8% as a percentage of sales, as compared to $18,730, 66.0% as a percentage of sales, for the same period in the prior year. The decrease in percentage of sales of 3.2% is primarily due to a percentage of sales decrease in warehousing and store occupancy costs of 2.4% and an increase in delivery income of .5% which offset delivery costs.

         Warehouse  expenses  reflect a reduction of $450 in the current quarter
due  to  a  reduction   negotiated  with  the  private  company  which  provides
distribution services to us and certain of our licensees.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES


         SELLING, GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES:

         Selling, general and administrative expenses were $10,807, 33.7% as a percentage of sales, as compared to $9,886, 34.8% as a percentage of sales, for the prior period. This increase was essentially the result of expenses decreasing as a percentage of sales due to the sales increase.

         LIQUIDITY AND CAPITAL RESOURCES:

         At November 27, 1999, we had an aggregate working capital deficiency of $(7,157) compared to a deficiency of $(8,036) at August 28, 1999 and had available cash and cash equivalents of $7,089 compared to $6,907 at August 28, 1999. During the quarter ended November 27, 1999, we reduced our working capital deficiency by $879.

         The increase in working capital is due to the positive cash flow from operations of $356 for the last three months.

         We continue to fund the operations of certain of our limited partnership licensees whose accounts are included in our consolidated financial statements and which we refer to in this report as our "LP's", some of which continue to generate operating losses. Any such losses have been consolidated in our consolidated financial statements. Our receivables from the private company, the unconsolidated licensees, and Southeastern Florida Holding Corp. had been fully reserved for in prior years. There can be no assurance that the total reserved amount of receivables of $6,713 as of November 27, 1999 will be collected. It is our intention to continue to fund these operations in the future. Starting in 1995, the private company and we entered into offset agreements that permit us to offset our current monthly obligations to each other in excess of $1,000 of credit extended by us to the private company. Additionally, as part of such agreements, the private company in November 1995 agreed to assume certain liabilities owed to us by the unconsolidated licensees and Southeastern Florida Holding Corp. Based on the payment terms of the offset agreements current obligations of the private company and the unconsolidated licensees as of November 27, 1999 have been paid.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES


         In March 1996, we executed a Credit and Security Agreement with our principal supplier, Klaussner Furniture Industries, Inc., which extended the payment terms for merchandise shipped from 60 days to 81 days. Since the second quarter of the past fiscal year, we have not exceeded these 60-day payment terms by more than 14 days. As of November 27, 1999 there were no amounts owed to Klaussner which were over 60 days. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of .67% per month for invoices we pay beyond the normal 60 day terms. This provision became effective commencing with the month of January 1998. As part of the Credit and Security Agreement, we granted a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a licensee agreement to operate our business in the event of default.

         For the fiscal quarter ended November 27, 1999, the LP's and we together spent $151 for capital expenditures. We currently anticipate capital expenditures approximating $1,150 during the balance of fiscal 2000 to support the opening of new stores. A portion of our store openings may be funded by Klaussner pursuant to an agreement, entered into in December 1999, pursuant to which Klaussner agreed, subject to certain conditions, to lend us $150 per new store for up to 10 new stores. Each loan will be evidenced by a three-year note, bearing interest at the LIBOR plus 3%. The notes are subject to acceleration under certain circumstances including closing of the stores funded by the loan or if we do not purchase at least 50% of our upholstered furniture by dollar volume from Klaussner. In addition, Klaussner will be entitled to a premium on the cost of furniture purchased from it by us for sale to customers of the stores funded by Klaussner. As of November 27, 1999, we had not borrowed any funds from Klaussner under this arrangement.

         We anticipate continued positive operating cash flow through the end of fiscal 2000. In the opinion of management, this positive cash flow will adequately fund operations during the current fiscal year.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

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



                              JENNIFER CONVERTIBLES, INC.


January 11, 2000              By:  /s/ HARLEY J. GREENFIELD
                                       -------------------------------------
                                       Harley J. Greenfield, Chairman of the
                                       Board and Chief Executive Officer