Form 10-Q
period 2000-02-26
JENNIFER CONVERTIBLES INC
filed 2000-04-10
CIK 806817

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D C.  20549
                               FORM 10-Q

             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended February 26, 2000

                                   or

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

                        Yes   X         No
                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of the issuer's common stock as of February 26, 2000: 5,704,058

            JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Index to Consolidated Financial Statements




Part I - Financial Information

Item I - Financial Statements

Consolidated Balance Sheets at February 26, 2000
  (Unaudited) and August 28, 1999................................ 2

Comparative Consolidated Statements of Operations
  for the thirteen weeks ended February 26, 2000 and
  February 27, 1999 (Unaudited).................................. 3

Comparative Consolidated Statements of Cash Flows
  for the thirteen weeks ended February 26, 2000
  and February 27, 1999 (Unaudited).............................. 4

Notes to Unaudited Consolidated Financial Statements............. 5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................... 8

Item 3 - Quantitative and Qualitative Disclosures about
         Market Risk.............................................13

Part II - Other Information......................................14

                         PART I - Financial Information

Item I.      Financial Information

                JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                       (In thousands, except for share data)
                ASSETS                   February 26,    August 28,
                                            2000            1999
Current assets:                                  (unaudited)
  Cash and cash equivalents               $   6,333        $    6,907
  Accounts receivable                           448                31
  Merchandise inventories                    10,176             9,634
  Due from Private Company and
   Unconsolidated Licensees,
    net                                         907             1,184
  Prepaid expenses and other current
    assets                                      570               596

    Total current assets                     18,434            18,352

Store fixtures, equipment and leasehold
  improvements, at cost, net                  5,072             5,377
Deferred lease costs and other
  intangibles,      net                         510               611
Goodwill, at cost, net                        1,102             1,142
Other assets (primarily security                679               663
deposits)

                                          $  25,797          $ 26,145



 LIABILITIES AND (CAPITAL DEFICIENCY)

Current liabilities:
  Accounts payable, trade                 $  11,583          $ 15,030
  Customer deposits                          10,578             8,757
  Accrued expenses and other current
     liabilities                              5,313             4,447
  Accounts payable under acquisition
     agreement                                  225               699

    Total current liabilities                27,699            28,933

Deferred rent and allowances                  4,993             5,185

Long-term obligations under capital
leases                                           34                63

    Total liabilities                        32,726            34,181

Commitments and contingencies

(Capital deficiency)
  Preferred stock, par value $.01 per
   share.
   Authorized 1,000,000 shares
   Series A Convertible Preferred -
      10,000 shares issued and outstanding
      at November 27, 1999 and August 28,
      1999(liquidation preference $5,000)         -                 -
   Series B Convertible Preferred - 26,664
     shares issued and outstanding at
     November 27, 1999 and August 28, 1999
     (liquidation preference $133)                -                 -
  Common stock, par value $.01 per
     shares; authorized 10,000,000 shares;
     issued and outstanding 5,704,058            57                57
  Additional paid in capital                 27,482            27,482

  Accumulated (deficit)                    ( 34,468)        (  35,575)

                                           (  6,929)        (   8,036)

                                           $ 25,797          $ 26,145

See Accompanying notes to unaudited consolidated financial statements.

                                    JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

                                        Consolidated Statements of Operations

                                             (in thousands, except share data)
                                                     (unaudited)

                                        Thirteen weeks   Thirteen weeks   Twenty-six weeks   Twenty-six weeks
                                            ended             ended            ended              ended
                                          26-Feb-00         27-Feb-99        26-Feb-00         27-Feb-99
Net sales                                  $26,929          $23,230            $58,990          $51,604

Cost of sales, including store occupancy,
warehousing, delivery and fabric
protection                                  17,321           15,621             37,447           34,351

Selling, general administrative
expenses                                     9,018            8,529             19,825           18,415

Provision for amounts due from Private
  Company and Unconsolidated
  Licenses                                       -              119                  -              119

Depreciation and amortization                  402              411                815              832

                                            26,741           24,680             58,087           53,717

Operating profit (loss)                        188          ( 1,450)               903          ( 2,113)

Other income:
  Royalty income                                86               98                178              205
  Interest income                               61               19                131               66
  Interest expense                            ( 27)             (36)           (    52)         (    87)
  Other income, net                              2               10                127               68

                                               122               91                384              252

Profit (loss) before income taxes              310          ( 1,359)             1,287          ( 1,861)

Income taxes                                    82              108                180              232

Net profit                                  $  228          ($1,467)            $1,107          ($2,093)

Basic profit (loss) per common               $0.04           ($0.26)             $0.19          ($ 0.37)

Diluted profit (loss) per common share       $0.03           ($0.26)             $0.15          ($ 0.37)

Weighted average common shares outstanding
  basic profit (loss) per share          5,704,058        5,700,725          5,704,058        5,700,725

Weighted average common shares outstanding
  diluted profit (loss) per share        7,262,357        5,700,725          7,209,158        5,700,725

See Accompanying notes to unaudited consolidated financial statements.

                                    JENNIFER CONVERTIBLES INC. AND
                                             SUBSIDIARIES

                                  Consolidated Statements of Cash Flows
                                         (in thousands) (unaudited)
                                         Thirteen  Thirteen   Twenty-six    Thirteen   Thirteen    Twenty-six   Thirteen
                                          weeks      weeks       weeks       weeks       weeks       weeks       weeks
                                          ended      ended       ended       ended       ended       ended       ended
                                        26-Feb-00  27-Nov-99   26-Feb-00   27-Feb-99   28-Nov-98   27-Feb-99   28-Nov-98
Cash flows from operating activities:
Net income (loss)                            $228      $879      $1,107     ($1,467)     ($626)     ($2,093)      ($626)
Adjustments to reconcile net income
 (loss) to net cash provided by
  operating activities:
   Depreciation and amortization              402       413         815         411        421          832         421
   Provision for warranty costs                                                  25         25           50          25
   Loss from store closing                                                                  (9)          (9)         (9)
   Deferred rent                              (65)     (127)       (192)       (123)      (105)        (228)       (105)
   Provision for losses from Private
     Company and Unconsolidated Licenses                                                   119                      119
Changes in operating assets and
liabilities:
   (Increase)decrease in merchandise          286      (828)       (542)       (585)     1,848        1,263       1,848
     inventories
    Decrease in prepaid expenses and         (308)      334          26        (313)       153         (160)        153
     other current assets
   (Increase) in accounts receivables          53      (470)       (417)        580       (520)          60        (520)
   (Increase) in due from Private
     Company and Unconsolidated Licenses      291       (14)        277        (179)      (522)        (701)       (522)
   (Increase) decrease in other assets,       (25)        9         (16)          2         60           62          60
     net
   (Decrease) in accounts payable trade    (2,943)     (504)     (3,447)       (601)    (3,130)      (3,731)     (3,130)
   Increase (decrease) increase in          1,722        99       1,821       2,384        (12)       2,372         (12)
     customer deposits
   Increase (decrease) in accrued
     expenses and other payables             (173)      565         392          60       (359)        (299)       (359)

Net cash provided by (used in)               (532)      356        (176)        313     (2,776)      (2,463)     (2,776)
operating activities

Cash flows from investing activities:
  Capital expenditures                       (218)     (151)       (369)        (95)       (59)        (154)        (59)
  (Increase) decrease in deferred
    lease costs and other intangibles           0         0           0          (1)         2           1            2

Net cash (used in) investing activities      (218)     (151)       (369)        (96)       (57)        (153)        (57)

Cash flows from financing activities:
  Payments of obligations under capital        (6)      (23)        (29)        (66)       (63)        (129)        (63)
    leases

Net cash (used in) provided by                 (6)      (23)        (29)        (66)       (63)        (129)        (63)
financing activities

Net increase (decrease) in cash and          (756)      182        (574)        151     (2,896)      (2,745)     (2,896)
cash equivalents

Cash and cash equivalents at beginning      7,089     6,907       6,907       1,488      4,384        4,384       4,384
of period

Cash and cash equivalents at end of        $6,333    $7,089      $6,333      $1,639     $1,488       $1,639      $1,488
period


Supplemental disclosure of cash flow
information:

      Income taxes paid during the            $82       $98        $180        $108       $124         $232        $124
        period

      Interest paid                           $27       $25         $52         $36        $51          $87         $51

Supplemental disclosure of non-cash
financing activities:
      Issuance of Series B Preferred                                           $111                    $111
        Stock-in settlement of liability

See Accompanying notes to unaudited consolidated financial statements.

                     JENNIFER CONVERTIBLES, INC.
         Notes to Unaudited Consolidated Financial Statements
           For the Twenty-Six Weeks Ended February 26, 2000
                (In thousands except for share amounts)



 (1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. (the "Company") and subsidiaries and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry, the operating results for the interim period ended February 26, 2000 are not necessarily indicative of the results that may be expected for the year ending August 26, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 28, 1999.

(2)        Merchandise Inventories

           Merchandise  inventories  are stated  at  the  lower  of  cost
(determined on the first-in, first-out method) or market and are physically located, as follows:

                                                 02/26/00   8/28/99
          Showrooms                              $ 4,737    $ 4,203
          Warehouses                               5,439      5,431
                                                 $10,176    $ 9,634

           Showroom inventory increased by $534, of which $265 was for 7 new stores opened in this fiscal year. Vendor discounts and allowances in respect to merchandise purchased by the Company are included as a reduction of inventory and cost of sales.

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

                      JENNIFER CONVERTIBLES, INC.
         Notes to Unaudited Consolidated Financial Statements
           For the Twenty-Six Weeks Ended February 26, 2000
                (In thousands except for share amounts)


          Settlement Of Class Action Litigation

           On November 30, 1998, the court approved the settlement of a series of 11 class actions commenced in December 1994 against the Company, various of the Company's present and former officers and directors, and certain third parties, in the United States District Court for the Eastern District of New York. The complaints in all of these actions alleged that the Company and the other named defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the press release issued by the Company on or about December 2, 1994. All of these class actions were consolidated under the caption In Re Jennifer Convertibles, Case No. 94 Civ. 5570, pending in the Eastern District of New York. The settlement provides for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7,000 in cash and preferred stock having a value of $370. The cash portion of the settlement was funded entirely by insurance company proceeds. The Company issued 26,664 shares of series B preferred stock, convertible into 18,664 shares of our common stock. These shares are non-voting, have a liquidation preference of $5.00 per share or $133 in total, and accrue dividends at the rate of $.35 per share per annum. The cumulative unpaid dividends at February 26, 2000 totaled $12. The preferred stock is convertible at the Company's option at any time after the common stock trades at a price of at least $7.00 per share.

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

                      JENNIFER CONVERTIBLES, INC.
         Notes to Unaudited Consolidated Financial Statements
           For the Twenty-Six Weeks Ended February 26, 2000
                (In thousands except for share amounts)




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


          Subsequent Event

On March 23, 2000 the Company purchased the stock of the previously unconsolidated licensee known as South Florida Holding Company for the sum of $800. The acquisition will add six stores in Florida to the consolidated total. These stores generated $3,794 of revenues for the fiscal year ended August 28, 1999. Consolidated financial statements beginning with March 25, 2000, our third quarter, will include the operations of these additional six stores.

                      JENNIFER CONVERTIBLES, INC.

           For the Twenty-Six Weeks Ended February 26, 2000
                (In thousands except for share amounts)




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

         Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U. S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to the risk factors set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 1999. In addition to statements, which explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be uncertain and forward-looking.


Net Sales:

     During the twenty-six week period ended February 26, 2000 our sales increased by 14.3% to $58.9 million from the $51.6 million reported for the same period in the prior year. Comparable store sales (sales at those stores open for the entire twenty-six week period in the current and prior year periods) increased by 11.8%.

     For the thirteen-week period ended February 26, 2000, our sales increased by 15.9% to $26.9 million from the $23.2 million for the same period in the prior fiscal year. Comparable store sales (sales at those stores open for the entire period in the current and prior year periods) increased by 12.5% for the thirteen-week period ended February 26, 2000. A total of 3 new stores were opened in the thirteen-week period as compared to none in the prior year period.

                      JENNIFER CONVERTIBLES, INC.

           For the Twenty-Six Weeks Ended February 26, 2000
                (In thousands except for share amounts)

Cost of Sales:


Twenty-six Weeks Ended February 26, 2000:

    Cost of sales was $37,447 and decreased by 3.1% as a percentage of sales to 63.5%, as compared to $34,351 or 66.6% as a percentage of sales for the same twenty-six week period in the prior year. The decrease of 3.1% from the previous period as a percentage of sales is primarily attributable to:

    Merchandise cost decreases of .7% as a percentage of sales.

     Occupancy costs decreases of .9% as a percentage of sales due to a higher sales level and relatively fixed occupancy costs.

     Warehouse expenses reflecting a $659 reduction, or 1.1% as a percentage of sales, due to a cost reduction negotiated with the private company.


Thirteen-weeks Ended February 26, 2000:

          Cost of sales decreased by 2.9% as percentage of sales for the thirteen-week period ended February 26, 2000 as compared to the same period in the prior year. The decrease in cost of sales is primarily attributable to merchandise cost reductions of 1.2%
(including freight cost reductions of .5%) and occupancy costs reductions as a percentage of sales by .9%, due to higher sales volume. Warehouse expenses for the thirteen-week period reflect a reduction of $204 (.6% as a percentage of sales) due to a cost reduction negotiated with the private company.

                      JENNIFER CONVERTIBLES, INC.

           For the Twenty-Six Weeks Ended February 26, 2000
                (In thousands except for share amounts)

Selling, General and Administrative and Other Expenses:

     For the twenty-six week period ended February 26, 2000 selling, general and administrative expenses were $19,825 (33.6% as a percentage of sales) as compared to $18,415 (35.7% as a percentage of sales) for the same period last year.

     For the thirteen-week period ended February 26, 2000 selling, general and administrative expenses were $9,018 (33.5% as a percentage of sales) as compared to $8,529 (36.7% as a percentage of sales) for the same thirteen-week period last year.

     The most significant reason for the decrease in selling, general and administrative expenses, as a percentage of sales, was the ability to spread relatively fixed costs, such as base salaries, over the higher sales volumes.

     Another significant decreases in expense for the twenty-six week and thirteen-week periods was lower telephone cost ($110 for the twenty-six weeks and $85 for the thirteen-weeks) due to the implementation of aggressive programs to reduce the number of phone lines and the use of
phone   lines  for  multiple  purposes  (voice,  facsimile   and   data
communications).

        Included in the costs for the thirteen-weeks ended February 26, 2000 is $90 worth of expenses associated with the opening of three new stores. These new stores generated only $7 in sales in the quarter due to their recent store opening dates.

       Net income for the thirteen week period ended February 26, 2000 was $228 or $.04 basic profit per share compared to a net loss of ($1,467) or ($0.26) basic profit per share for the same period in the prior fiscal year. For the twenty-six weeks ended February 26, 2000, net income was $1,107 or $.19 basic profit per share compared to a net loss of ($2,093) or ($0.37) basic profit per share in the prior year fiscal period.

                      JENNIFER CONVERTIBLES, INC.

           For the Twenty-Six Weeks Ended February 26, 2000
                (In thousands except for share amounts)



Liquidity and Capital Resources:

     At February 26, 2000, we had an aggregate working capital deficiency of $(6,929) compared to a deficiency of $(8,036) at August 28, 1999 and had available cash and cash equivalents of $6,333 compared to $6,907 at August 28, 1999. The increase in working capital is due to our positive results from operations over the last twenty-six week period.

      We continue to fund the operations of certain of our limited partnership licensees whose amounts are included in our consolidated financial statements and which we refer to in this report as our "LP's", some of which continue to generate operating losses. Any such losses have been consolidated in our consolidated financial statements. It is our intention to continue to fund these operations in the future. Our receivables from the private company, the unconsolidated licensees, and Southeastern Florida Holding Corp. had been fully reserved for in prior years. However, there can be no assurance that the total reserved amount of receivables of $6,654 as of February 26, 2000 will be collected. As previously mentioned in the notes to the financial statements, we acquired the stock of South Florida Holding Company on March 23, 2000 and will consolidate its results in future reports.

      Starting in 1995, the private company and we entered into offset agreements that permit us to offset our current monthly obligations to each other in excess of $1,000 of credit extended by us to the private company. Additionally, such agreements, the private company in November 1995 agreed to assume certain liabilities owed to us by the unconsolidated licensees and Southeastern Florida Holding Corp. Based on the payment terms of these offset agreements, current obligations of the private company and the unconsolidated licensees as of February 26, 2000 have been paid.

                      JENNIFER CONVERTIBLES, INC.

           For the Twenty-Six Weeks Ended February 26, 2000
                (In thousands except for share amounts)




           In March 1996, we executed a Credit and Security Agreement with our principal supplier, Klaussner Furniture Industries, Inc., which extended the payment terms for merchandise shipped from 60 days to 81 days. Since the second quarter of the past fiscal year, we have not exceeded these 60-day payment terms by more than 14 days. As of February 26, 2000, there were no amounts owed to Klaussner which were over 60 days. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of .67% per month for invoices we pay beyond the normal 60 day terms. This provision became effective commencing with the month of January 1998. As part of the Credit and Security Agreement, we granted a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a licensee agreement to operate our business in the event of our default.

           For the twenty-six weeks ended February 26, 2000 we opened 7 new stores, had no store closings and spent $369 for capital expenditures. We currently anticipate capital expenditures approximating $950 during the balance of fiscal 2000 to support the opening of new stores. A portion of our store openings may be funded by Klaussner pursuant to an agreement, entered into in December 1999, pursuant to which Klaussner agreed, subject to certain conditions, to lend us $150 per new store for up to 10 new stores. Each loan will be evidenced by a three-year note, bearing interest at the LIBOR plus 3%. The notes are subject to acceleration under certain circumstances including closing of the stores funded by the loan or if we do not purchase at least 50% of our upholstered furniture by dollar volume from Klaussner. In addition, Klaussner will be entitled to a premium on the cost of furniture purchased from it by us for sale to customers of the stores funded by Klaussner. To date we have not borrowed any funds from Klaussner under this arrangement.

           We anticipate continued positive operating cash flow through the end of fiscal 2000. In the opinion of management, this positive cash flow will adequately fund operations during the current fiscal year.

                      JENNIFER CONVERTIBLES, INC.

           For the Twenty-Six Weeks Ended February 26, 2000
                   (In thousands except for share amounts)






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



                          JENNIFER CONVERTIBLES, INC.


April 4, 2000  By: /s/    Harley J. Greenfield
                          Harley J. Greenfield, Chairman of the
                           Board and Chief Executive Officer