Form 10-Q
period 2000-05-27
JENNIFER CONVERTIBLES INC
filed 2000-07-07
CIK 806817

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D C.  20549


             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended May 27, 2000

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

Indicate the number of shares outstanding of the issuer's common stock as of May 27, 2000: 5,704,058

            JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Index to Consolidated Financial Statements




Part I - Financial Information

Item I - Financial Statements

Consolidated Balance Sheets at May 27, 2000
  (Unaudited) and August 28, 1999................................ 2

Comparative Consolidated Statements of Operations
  (Unaudited) for the thirty-nine weeks and
  thirteen weeks ended May 27, 2000 and
  May 29, 1999 .................................................. 3

Comparative Consolidated Statements of Cash Flows
  (Unaudited) for the thirty-nine weeks and
  thirteen weeks ended May 27, 2000 and
  May 29, 1999 .................................................. 4

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

Item 3 - Quantitative and Qualitative Disclosures about
         Market Risk.............................................13

Part II - Other Information......................................14

Item I.      Financial Information

   JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
         Consolidated Balance Sheets
     (In thousands, except for share data)

          ASSETS
                               May 27,     August
                                2000      28, 1999
                            (unaudited)

Current assets:
  Cash and cash equivalents    $10,106     $6,907
  Accounts receivable              354         31
  Merchandise inventories       11,309      9,634
  Due from Private Company and
   Unconsolidated Licensees,
    net of reserves of $6,654    1,587      1,184
  Prepaid expenses and other       533        596
    current assets

    Total current assets        23,889     18,352

Store fixtures, equipment and
 leasehold improvements,
 at cost, net                    5,340      5,377
Deferred lease costs and           554        611
other intangibles, net
Goodwill, at cost, net           1,937      1,142
Other assets (primarily            687        663
security deposits)

                               $32,407    $26,145


 LIABILITIES AND (CAPITAL DEFICIENCY)

Current liabilities:
  Accounts payable, trade      $16,871    $15,030
  Customer deposits             10,652      8,757
  Accrued expenses and other     5,164      4,447
    current liabilities
  Amounts payable under            225        699
    acquisition agreement

    Total current liabilities   32,912     28,933

Deferred rent and allowances     5,039      5,185
Long-term obligations under         34         63
capital leases

    Total liabilities           37,985     34,181

Commitments and contingencies

(Capital deficiency)
  Preferred stock, par value
    $.01 per share.
    Authorized 1,000,000 shares
    Series A Convertible             0          0
    Preferred - 10,000 shares
    issued and outstanding at
    May 27, 2000 and August 28,
    1999(liquidation preference
    $5,000)
    Series B Convertible
    Preferred - 26,664 shares
    issued and outstanding at
    May 27, 2000 and August 28,
    1999 (liquidation preference
    $133)
  Common stock, par value $.01
    per share
    Authorized 10,000,000 shares;
    issued and outstanding
    5,704,058                       57         57
  Additional paid in capital    27,482     27,482

  Accumulated (deficit)        (33,117)   (35,575)

                                (5,578)    (8,036)

                               $32,407    $26,145

See Accompanying notes to unaudited consolidated financial statements.

               JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                      (in thousands, except share data)
                              (unaudited)

                                                  Thirty-   Thirty-
                             Thirteen  Thirteen    nine      nine
                               weeks     weeks     weeks     weeks
                               ended     ended     ended     ended
                              27-May-   29-May-   27-May-   29-May-
                                00        99        00        99

Net sales                     $31,420   $26,412   $90,410   $78,016

Cost of sales, including
store occupancy,
warehousing, delivery and
fabric protection              19,939    17,163    57,386    51,514

Selling, general
administrative expenses         9,858     8,937    29,683    27,352


Provision for amounts due
from Private Company and
 Unconsolidated Licenses            0         0         0       119

Loss from store closings            0         9         0         9

Depreciation and
amortization                      420       420     1,235     1,252

                               30,217    26,529    88,304    80,246

Operating income (loss)         1,203      (117)    2,106    (2,230)

Other income:
  Royalty income                   48        85       226       290
  Interest income                  95        44       226       110
  Interest expense                 (1)      (11)      (53)      (98)
  Other income, net                84        34       211       102
                                  226       152       610       404

Income (loss) before income     1,429        35     2,716    (1,826)
taxes

Income taxes                       78        47       258       279

Net income (loss)              $1,351      ($12)   $2,458   ($2,105)

Basic income (loss) per         $0.24    ($0.00)    $0.43    ($0.37)
common share

Diluted income (loss) per       $0.19    ($0.00)    $0.34    ($0.37)
common share

Weighted average common shares
outstanding basic income
(loss) per share            5,704,058 5,700,725 5,704,058 5,700,725

Weighted average common shares
outstanding diluted income
(loss) per share            7,212,109 5,700,725 7,272,219 5,700,725

See Accompanying notes to unaudited consolidated financial statements.

        JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows
                 (in thousands) (unaudited)

                                                                  Thirteen       Thirteen         Thirty-nine      Thirty-nine
                                                                   weeks           weeks             weeks            weeks
                                                                   ended           ended             ended            ended
                                                                  27-May-00       29-May-99        27-May-00        29-May-99
Cash flows from operating activities:
Net income (loss)                                                   $1,351          ($12)            $2,458          ($2,105)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                                       420            420             1,235            1,252
   Provision for warranty costs                                                                                           50
   Loss from store closing                                               0              9                 0                9
   Deferred rent                                                       (12)           (72)             (204)            (300)
   Provision for losses from Private Company and
       Unconsolidated Licenses                                           0              0                 0              119
Changes in operating assets and liabilities:
   (Increase) decrease in merchandise inventories                     (927)          (466)           (1,469)             797
   Decrease in prepaid expenses and other current assets                41            152                67               (8)
   (Increase) in accounts receivables                                  179            373              (238)             433
   (Increase) in due from Private Company
         and Unconsolidated Licenses                                  (682)          (253)             (405)            (954)
   (Increase) decrease in deferred lease costs
         and other intangibles                                         (72)           (30)              (52)             (29)
  (Increase) decrease in goodwill                                        0              0                 0                0
  (Increase) decrease in other assets, net                              61              9                45               71
  (Decrease) in accounts payable trade                               5,282          2,415             1,835           (1,316)
  Increase (decrease) increase in customer deposits                   (297)         1,444             1,524            3,816
  Increase (decrease) in accrued expenses
         and other payables                                           (255)          (183)              611             (491)

Net cash provided by (used in) operating activities                  5,089          3,806             5,407            1,344


Cash flows from investing activities:
  Capital expenditures                                                (536)          (119)             (925)            (273)
  Acquistion of Jennifer Chicago, L.P.                                   0              0              (474)               0
  Acquisition of South Florida Holding Company,
          net of $20 cash received                                    (780)             0              (780)               0

Net cash (used in) investing activities                             (1,316)          (119)           (2,179)            (273)

Cash flows from financing activities:
  Payments of obligations under capital leases                           0            (72)              (29)            (201)

Net cash (used in) provided by financing activities                      0            (72)              (29)            (201)

Net increase (decrease) in cash and cash equivalents                 3,773          3,615             3,199              870

Cash and cash equivalents at beginning of period                     6,333          1,639             6,907            4,384

Cash and cash equivalents at end of period                         $10,106         $5,254           $10,106           $5,254



Supplemental disclosure of cash flow information:

      Income taxes paid during the period                              $78            $48              $258             $279

      Interest paid                                                     $1            $11               $53              $98

Supplemental disclosure of non-cash financing activities:
      Issuance of Series B Preferred Stock-in settlement                $0             $0                $0             $111
          of liability

See Accompanying notes to unaudited consolidated financial statements.

                     JENNIFER CONVERTIBLES, INC.
         Notes to Unaudited Consolidated Financial Statements
             For the Thirty-Nine Weeks Ended May 27, 2000
                (In thousands except for share amounts)



(1)       Basis of Presentation

         The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. (the "Company") and subsidiaries and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry, the operating results for the interim period ended May 27, 2000 are not necessarily indicative of the results that may be expected for the year ending August 26, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 28, 1999.

(2)        Merchandise Inventories

           Merchandise  inventories  are stated  at  the  lower  of  cost
(determined on the first-in, first-out method) or market and are physically located, as follows:

                                                   5/27/00    8/28/99
          Showrooms                                $ 5,111    $ 4,203
          Warehouses                                 6,198      5,431
                                                   $11,309    $ 9,634

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

                      JENNIFER CONVERTIBLES, INC.
         Notes to Unaudited Consolidated Financial Statements
             For the Thirty-Nine Weeks Ended May 27, 2000
                (In thousands except for share amounts)


          Settlement Of Class Action Litigation

           On November 30, 1998, the court approved the settlement of a series of 11 class actions commenced in December 1994 against the Company, various of the Company's present and former officers and directors, and certain third parties, in the United States District Court for the Eastern District of New York. The complaints in all of these actions alleged that the Company and the other named defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the press release issued by the Company on or about December 2, 1994. All of these class actions were consolidated under the caption In Re Jennifer Convertibles, Case No. 94 Civ. 5570, pending in the Eastern District of New York. The settlement provides for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7,000 in cash and preferred stock having a value of $370. The cash portion of the settlement was funded entirely by insurance company proceeds. The Company issued 26,664 shares of series B preferred stock, convertible into 18,664 shares of our common stock. These shares are non-voting, have a liquidation preference of $5.00 per share or $133 in total, and accrue dividends at the rate of $.35 per share per annum. The cumulative unpaid dividends at May 27, 2000 totaled $14. The preferred stock is convertible at the Company's option at any time after the common stock trades at a price of at least $7.00 per share.

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

                      JENNIFER CONVERTIBLES, INC.
         Notes to Unaudited Consolidated Financial Statements
             For the Thirty-Nine Weeks Ended May 27, 2000
                (In thousands except for share amounts)




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


(4)  Purchase of South Florida Holding Company

            On March 23, 2000 the Company purchased the stock of the previously unconsolidated licensee known as South Florida Holding Company for the sum of $800. The acquisition added six stores in Florida to the consolidated total.

                      JENNIFER CONVERTIBLES, INC.

             For the Thirty-Nine Weeks Ended May 27, 2000
                (In thousands except for share amounts)



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

Net Sales:

         During the thirty-nine week period ended May 27, 2000, our sales increased by 15.9% to $90.4 million from the $78.0 million reported for the same period in the prior year. Comparable store sales (sales at those stores open for the entire thirty-nine week period in the current and prior year) increased by 11.3%.

          For the thirteen-week period ended May 27, 2000, our sales increased by 18.9% to $31.4 million from the $26.4 million for the same period in the prior fiscal year. Comparable store sales (sales at those stores open for the entire period in the current and prior year periods) increased by 11.2% for the thirteen-week period ended May 27, 2000.

         As previously reported, on March 23, 2000, the Company purchased the stock of the previously unconsolidated licensee known as South Florida Holding Company. The acquisition added six owned stores in Florida with sales, from March 26, 2000 through May 27, 2000, of $873 included in the thirteen-week period ended May 27, 2000.

                      JENNIFER CONVERTIBLES, INC.

             For the Thirty-Nine Weeks Ended May 27, 2000
                (In thousands except for share amounts)


Merchandise Inventories:

           During the thirty-nine weeks ended May 27, 2000, total inventories increased by $1,675. The total inventories increase, of $1,675, includes $950 for 13 new stores opened in the current fiscal year and for six stores acquired from our previous unconsolidated licensee, known as South Florida Holding Company, on March 23, 2000.


Cost of Sales:

Thirty-nine Weeks Ended May 27, 2000:

          Cost of sales was $57,386 and decreased by 2.5% as a percentage of sales to 63.5%, as compared to $51,514 or 66.0% as a percentage of sales for the same thirty-nine week period in the prior year. The decrease of 2.5% as a percentage of sales is primarily attributable to:

    Merchandise cost decreases of .8% as a percentage of sales.

     Occupancy costs decreases of .7% as a percentage of sales, due to higher sales volume.

     Warehouse expenses reflecting a $756 reduction or .8% as a percentage of sales, due to a cost reduction negotiated with the private company.


Thirteen-weeks Ended May 27, 2000:

          Cost of sales decreased by 1.5% as a percentage of sales for the thirteen-week period ended May 27, 2000 as compared to the same period in the prior year. The decrease in cost of sales is primarily attributable to merchandise purchase cost reductions.

                      JENNIFER CONVERTIBLES, INC.

          For the Thirty-Nine Weeks Ended February 26, 2000
                (In thousands except for share amounts)



Selling, General and Administrative and Other Expenses:

          For the thirty-nine week period ended May 27, 2000, selling, general and administrative expenses were $29,683 (32.8% as a percentage of sales) as compared to $27,352 (35.1% as a percentage of sales) for the same period last year.

          For the thirteen-week period ended May 27, 2000 selling, general and administrative expenses were $9,858 (31.4% as a percentage of sales) as compared to $8,937 (33.8% as a percentage of sales) for the same thirteen-week period last year.

          The most significant reason for the decrease in selling, general and administrative expenses, as a percentage of sales, was the ability to apply fixed cost dollars in corporate office rent and base salaries to the higher sales volumes.

          Included in the costs for the thirteen-weeks ended May 27, 2000 is $134 of expenses associated with the opening of four new stores. These new stores generated only $25 in sales in the quarter due to their recent store opening dates.

         Net income for the thirteen-week period ended May 27, 2000 was $1,351 or $.24 basic income per share compared to a net loss of ($12) or ($0.0) basic income per share for the same period in the prior fiscal year. For the thirty-nine weeks ended May 27, 2000, net income was $2,458 or $.43 basic income per share compared to a net loss of ($2,105) or ($0.37) basic income per share in the prior year fiscal period.

                      JENNIFER CONVERTIBLES, INC.

             For the Thirty-Nine Weeks Ended May 27, 2000
                (In thousands except for share amounts)



Liquidity and Capital Resources:

          At May 27, 2000, we had an aggregate working capital deficiency of $(9,023) compared to a deficiency of $(10,581) at August 28, 1999 and had available cash and cash equivalents of $10,106 compared to $6,907 at August 28, 1999. The increase in working capital is due to our positive results from operations over the last thirty-nine week period.

          We continue to fund the operations of certain of our limited partnership licensees whose results are included in our consolidated financial statements, some of which continue to generate operating losses. Any such losses have been consolidated in our consolidated financial statements. It is our intention to continue to fund these operations in the future. Our receivables from the private company and the unconsolidated licensees had been substantially reserved for in prior years. There can be no assurance that the total reserved amount of receivables of $6,654 as of May 27, 2000 will be collected.

          Starting in 1995, the private company and we entered into offset agreements that permit us to offset our current monthly obligations to each other in excess of $1,000 of credit extended by us to the private company. Based on the payment terms of these offset agreements, current obligations of the private company and the unconsolidated licensees as of May 27, 2000 have been paid. Additionally, as part of such agreements, the private company in November 1995 agreed to assume certain liabilities owed to us by the unconsolidated licensees and South Florida Holding Corp.


Merchandise Inventories:

           During the thirty-nine weeks ended May 27, 2000, total inventories increased by $1,675. The total inventories increase, of $1,675, includes $950 for 13 new stores opened in the current fiscal year and for six stores acquired from our previous unconsolidated licensee, known as South Florida Holding Company, on March 23, 2000.

                      JENNIFER CONVERTIBLES, INC.

             For the Thirty-Nine Weeks Ended May 27, 2000
                (In thousands except for share amounts)




           In March 1996, we executed a Credit and Security Agreement with our principal supplier, Klaussner Furniture Industries, Inc., which extended the payment terms for merchandise shipped from 60 days to 81 days. Since the second quarter of the past fiscal year, we have not exceeded these 60-day payment terms by more than 14 days. As of May 27, 2000, there were no amounts owed which were over 60 days. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of .67% per month for invoices we pay beyond the normal 60 day terms. This provision became effective commencing with the month of January 1998. As part of the Credit and Security Agreement, we granted to Klaussner a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a licensee agreement to operate our business in the event of our default.

          During the thirty-nine weeks ended May 27, 2000, we had sales for 13 new stores and sales for six stores acquired on March 23, 2000 from South Florida Holding Company a previous unconsolidated licensee for the sum of $800. We had no store closings during the thirty-nine week period. We spent $925 for capital expenditures during the thirty-nine week period and we anticipate capital expenditures of approximating $595 during the balance of fiscal 2000 to support the opening of new stores. A portion of our store openings may be funded by Klaussner pursuant to an agreement, entered into in December 1999, pursuant to which Klaussner agreed, subject to certain conditions, to lend us $150 per new store for up to 10 new stores. Each loan will be evidenced by a three-year note, bearing interest at the LIBOR plus 3%. The notes are subject to acceleration under certain circumstances including closing of the stores funded by the loan or if we do not purchase at least 50% of our upholstered furniture by dollar volume from Klaussner. In addition, Klaussner will be entitled to a premium on the cost of furniture purchased from it by us for sale to customers of the stores funded by Klaussner. To date, we have not borrowed any funds from Klaussner under this arrangement.

           We anticipate continued positive operating cash flow through the end of fiscal 2000. In the opinion of management, this positive cash flow will be adequate to fund operations during the current fiscal year.

                      JENNIFER CONVERTIBLES, INC.

             For the Thirty-Nine Weeks Ended May 27, 2000
                (In thousands except for share amounts)






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



                          JENNIFER CONVERTIBLES, INC.


July 10, 2000  By: /s/    Harley J. Greenfield
                          Harley J. Greenfield, Chairman of the
                           Board and Chief Executive Officer