Form 10-K
period 2000-08-30
JENNIFER CONVERTIBLES INC
filed 2000-11-24
CIK 806817

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                          FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended       Commission File number 1-9681
August 26, 2000

                 JENNIFER CONVERTIBLES, INC.
   (Exact name of registrant as specified in its charter)

Delaware                                    11-2824646
(State or other jurisdiction                (I.R.S.Employer
of incorporation or organization)           Identification No.)

419 Crossways Park Drive
Woodbury, New York  11797                              5712
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

                    Yes  [X]      No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Aggregate market value of voting stock held by non-affiliates of registrant as of November, 16 2000: $ 13,547,138

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Shares  of  common stock outstanding as of November 16,  2000:
5,704,058

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).


            DOCUMENTS INCORPORATED BY REFERENCE:
                            NONE

                           PART I

Item 1.   Business.

Unless  otherwise set forth herein, when we use the term we
or any derivation thereof, we mean Jennifer Convertibles Inc.,
a   Delaware   corporation,  and  its   direct   or   indirect
subsidiaries.

Business Overview

     We are the owner and licensor of the largest group of sofabed specialty retail stores in the United States, with stores located throughout the Eastern seaboard, in the Midwest, on the West Coast and in the Southwest. As of August 26, 2000, our stores include 160 Jennifer Convertibles stores and 16 Jennifer Leather stores. Of these 176 stores, we owned 102 and licensed 74, including 25 owned or operated by a related private company.

     Jennifer Convertibles stores specialize in the retail sale of a complete line of sofabeds. Additionally, the Company sells sofas and companion pieces, such as loveseats, chairs and recliners, in both fabric and leather, designed and priced to appeal to a broad range of consumers. The sofabeds and companion pieces are made by several manufacturers and range from high-end merchandise to relatively inexpensive models. We are the largest dealer of Sealy sofabeds in the United States. Each of our stores has a kiosk devoted to mattresses. The private label Jennifer Leather stores specialize in the retail sale of leather living room furniture. We display merchandise in attractively decorated settings designed to show the merchandise as it would appear in the customer's home. In order to generate sales, our licensees and we rely on the attractive image of the stores, competitive pricing, prompt delivery and extensive advertising.

     We believe that the image presented by our stores is an important factor in our overall marketing strategy. Accordingly, stores are designed to display our merchandise in attractive settings. All of our stores are of a similar clearly-defined style, are designed as showrooms for the merchandise and are carpeted, well-lighted and well-maintained. Inventories for delivery are maintained in separate warehouses. We display a variety of sofabeds and companion pieces at each Jennifer Convertibles retail location with cocktail tables and other accessories. In contrast to certain of our competitors that primarily target particular segments of the market, we attempt to attract customers covering the broadest socioeconomic range of the market and, accordingly, offer a complete line of sofabeds made by a number of manufacturers in a variety of styles at prices currently ranging from approximately $299 to $2,200. The Jennifer Leather stores similarly offer a complete line of leather living room furniture in a variety of styles and colors at prices currently ranging from approximately $599 to $5,000. We also generally feature attractive price incentives to promote the purchase of merchandise. In addition to offering merchandise by brand name manufacturers, we offer merchandise at our Jennifer Convertibles and Jennifer Leather stores under the private label "Bellissimo
Collection"   brand  name  for  leather merchandise.

Although each style of sofabed, loveseat, sofa, chair and recliner is generally displayed at Jennifer Convertibles stores in one color of fabric, samples of the other available colors and fabrics or leathers are available. On selected merchandise, up to 2,000 different colors and fabrics are available for an additional charge. To maximize the use of our real estate and to offer customers greater selection and value, we, as is common in the mattress industry, sell various sizes of sofabeds with various sizes of mattresses but display only one size of sofabed at our stores. We also offer leather furniture in a number of different grades of leather and colors. We generate additional revenue by selling tables and offering related services, such as fabric protection and a lifetime warranty. Fabric protection services are obtained from, and the warranty is given by, the private company which retains approximately 1/3 of the revenues generated from such services. This private company operates 28 Jennifer Convertibles stores, 25 of which it owns and three of which it licenses or manages. We do not own or collect any royalties from the 25 owned stores which are located in New York. However, the private company operates these stores in substantially the same way as we operate our stores. The private company is owned by Fred Love, an individual who is currently one of our principal stockholders and formerly was one of our directors. Mr. Love is also the brother-in-law of Harley
J. Greenfield, our Chairman of the Board, Chief Executive Officer, director and principal stockholder. See "Notes to Consolidated Financial Statements Footnote
- Related Party Transactions" and "Certain Relationships and Related Transactions."

     Merchandise ordered from inventory is generally available to be delivered within two weeks. Customers who place special orders for items, colors or fabrics not in inventory must generally wait four to six weeks for delivery, except for Italian leather merchandise which may take up to 20 weeks. We believe that our ability to offer quick delivery of merchandise represents a significant competitive advantage.

Operations

     Generally, our stores are open seven days per week. They are typically staffed by a manager, one full-time salesperson and in some cases, one or more part-time salespeople, as dictated by the sales volume and customer traffic of each particular store. In some cases, where sales volume and customer traffic so warrant, stores may be staffed with one to three additional full-time salespersons. Our licensed stores are substantially the same in appearance and operation as our other stores.

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

Leasing Strategy and Current Locations

     Obtaining   attractive,   high-traffic  favorable   store
locations is critical to the success of our stores. Together with outside real estate consultants, we select sites and negotiate leases on behalf of our licensees. The site selection process involves numerous steps, beginning with the identification of territories capable of sustaining a number of stores sufficient to enable such stores to enjoy significant economies of scale, particularly in advertising, management and distribution. Significant factors in choosing a territory include market demographics and the availability of newspapers and other advertising media to efficiently provide an advertising umbrella in the new territory.

     Once a territory is selected, we pick the specific locations within such territory. Although a real estate broker typically screens sites within a territory and engages in preliminary lease negotiations, each site is inspected by one of our officers and we are responsible for approval of each location. The leased locations are generally in close proximity to heavily populated areas, shopping malls, and other competing retail operations which are on or near major highways or major thoroughfares, are easily accessible by car or other forms of transportation and provide convenient parking.

     The locations currently leased by our licensees and us range in size from 1,900 square feet to a little over 8,000 square feet. We anticipate that stores opened in the future will range from approximately 2,000 square feet to 4,000 square feet. Stores may be freestanding or part of a strip shopping center.

In fiscal 2000, we closed no stores, we opened 12 new stores and in 16 locations where a Jennifer Convertible and a Jennifer Leather store were adjacent, we combined the stores to eliminate certain duplicative expenses. We will continue to selectively close and merge stores where the economics so dictate and we plan to aggressively open additional stores when attractive opportunities present themselves.

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

     Our principal supplier of sofabeds is Klaussner Furniture Industries, Inc., which also manufactures furniture under the Sealy brand name. Sealy brand name sofabeds are our largest selling brand name item and we believe Sealy brand name mattresses are the largest selling mattresses in the world and have the highest consumer brand awareness. We are the largest sofabed specialty retailer and the largest Sealy sofabed dealer in the United States.

     During the fiscal year ended August 26, 2000, we purchased approximately 77% of our merchandise from Klaussner. Leather furniture is purchased primarily from Klaussner, Italdesign, Natale, Natuzzi and Ashley. The loss of Klaussner as a supplier could have a material adverse effect on our operations and on our financial well-being. In March 1996, as part of a series of transactions with
Klaussner, we, among other things, granted Klaussner a security interest in substantially all of our assets in exchange for improved credit terms under a credit and security agreement with Klaussner. In addition, in December 1997, Klaussner purchased $5,000,000 of our convertible preferred stock. In fiscal 1998, 1999, and 2000, Klaussner gave us certain vendor credits for repairs. In addition, in December 1999, Klaussner agreed to loan us $150,000 per store to fund the addition of up to 10 new stores, which as of November 15, 2000, we have not drawn on. Any such loans are subject to acceleration if we do not purchase at least 50% of our upholstered furniture by dollar volume from Klaussner. See "Certain Relationships and Related Transactions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed description of these transactions, Klaussner's $5,000,000 investment and other transactions with Klaussner.

Licensing Arrangements

     The stores we license include certain limited partnership licensees whose accounts are included in our consolidated financial statements which we refer to in this report as our "LP's". Our arrangements with our licensees typically involve providing the licensee with a license bearing a royalty of 5% of sales, to use the name Jennifer
Convertibles. Our existing licensing arrangements are not uniform and vary from licensee to licensee. Generally, however, we either manage the licensed stores or, if the licensee is a partnership, have a subsidiary act as general partner of such partnership, in each case, for 1% of the licensee's profits. The arrangements generally have a term ranging between 10 and 20 years and may include options on the licensee's part to extend the license for additional periods. These arrangements may also involve the grant of exclusivity as to defined territories. In some cases, we also have an option to purchase the licensee or the licensed stores for a price based on an established formula or valuation method. Investors in certain licensees have, in certain circumstances, including a change of control in our ownership, the right to put their investments to us for a price based upon an established formula or valuation method. The private company currently provides warehousing, fabric protection and other services to licensees on substantially the same basis as such services are provided to us and we purchase merchandise for the licensees.

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

     Although we are not obligated to use the warehouse facilities of the private company, we have done so to avoid the disruption and the administrative and other costs associated with developing and maintaining the infrastructure required to manage warehousing and handling independently. The warehousing agreement provides that the private company is not obligated to provide services for more than 300 of our owned stores. We pay the private company a monthly warehouse fee equal to 5% of the retail selling price of all merchandise delivered from the warehouse facilities to customers of our owned stores, except for stores opened subsequent to July 1, 1999, which are not charged the 5% fee. Such fee includes 5% of the retail selling price of any related services such as fabric protection, provided in connection with such merchandise. In addition, the private company has separately contracted with our licensees to provide warehousing and handling services for licensed stores for a fee equal to 5% of the retail price of merchandise delivered to the licensees' customers and on other terms substantially similar to those set forth under the warehousing agreement.

     The private company also provides to us a number of other services, including fabric protection and warranty services. In addition to the fee for warehousing, we pay the private company a portion, which is approximately one-third, of fabric protection revenues from our customers except for such revenues from customers of stores opened subsequent to July 1, 1999, of which we retain 100%. We had been paying the private company for freight charges based on quoted freight rates for arranging delivery of our merchandise up until April 2000 at which time we assumed responsibility for freight. See "Certain Relationships and Related Transactions."


Trademarks

     The  trademarks Jennifer Convertibles,  Jennifer Leather,
Jennifer House,  With  a  Jennifer  Sofabed,   There's  Always
a  Place  to  Stay,

Jenni-Pedic, Elegant Living, Jennifer's Worryfree Guarantee, Jennifer Living Rooms and Bellissimo Collection are registered with the U.S. Patent and Trademark Office and are now owned by us. The private company, as licensee, was granted a perpetual royalty-free license to use and sublicense these proprietary marks (other than the ones related to Jennifer Leather) in the State of New York, subject to certain exceptions, including nine stores currently owned by us and operating in New York and two more which the private company has agreed we may open on a royalty-free basis. See "Certain Relationships and Related Transactions."

Employees

     As of August 26, 2000, we employed 429 people, including five executive officers. We train personnel to meet our
expansion   needs  by having our most effective  managers  and
salespersons train others and evaluate their progress and potential for us. We believe that our employee relations are satisfactory. None of our employees are represented by a collective bargaining unit. We have never experienced a strike or other material labor dispute.

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

     As of August 26, 2000, the LP's and we lease all of our store locations pursuant to leases which expire between 2000 and 2013. During fiscal 2001, five leases will expire, although we, as the lessee, have the option to renew each such lease. The leases are usually for a base term of at least five years. For additional information concerning the leases, see Note 9 of "Notes to Consolidated Financial Statements."



Item 3.   Legal Proceedings.

          We are involved in a number of proceedings described below.

Settlement of Class Action Litigation

     On November 30, 1998, the court approved the settlement of a series of 11 class actions commenced in December 1994 against us, various of our present and former officers and directors, and certain third parties, in the United States District Court for the Eastern District of New York. The complaints in all of these actions alleged that we and the other named defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the press release issued by us on or about December 2, 1994. All of these class actions were consolidated under the caption In Re Jennifer Convertibles, Case No. 94 Civ. 5570, pending in the Eastern District of New York. The settlement provides for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7 million in cash and preferred stock having a value of $370,000. The cash portion of the settlement was funded entirely by insurance company proceeds. We issued 26,664 shares of series B preferred stock, convertible into 18,664 shares of our common stock. These shares are non-voting, have a liquidation preference of $5.00 per share or $133,000 in total, and accrue dividends at the rate of $.35 per share per annum. The cumulative unpaid dividends at August 26, 2000 totaled $16,332. The preferred stock is convertible at our option at any time after the common stock trades at a price of at least $7.00 per share.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not Applicable.


                           PART II

Item  5.    Market For Registrant=s Common Equity and  Related
Stockholder Matters.

     The principal market for our common stock during the two fiscal years ended August 26, 2000 and August 28, 1999 was the NASDAQ Bulletin Board. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of our common stock on the Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                         High            Low
 Fiscal Year 1999:
  1st Quarter.....................    $1 15/16         $1   7/8
  2nd Quarter.....................     2  9/16          2   3/8
  3rd Quarter.....................     3                2 13/16
  4th Quarter.....................     2 13/16          2  1/16


                                         High            Low
 Fiscal Year 2000:
  1st Quarter.....................    $2 3/16          $1  1/2
  2nd Quarter.....................     2 9/16           2
  3rd Quarter.....................     2 1/2            2
  4th Quarter.....................     2 1/2            2

     As  of  November  16, 2000, there were approximately  229
holders of record and approximately 1,510 beneficial owners of our common stock. On

November 15, 2000,  the closing bid and asked  prices  of  the
common   stock as reported on the NASDAQ Bulletin  Board  were
$2.19 and $2.31, respectively.

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

Item 6.   Selected Financial Data

The following table presents certain selected financial data for Jennifer Convertibles, Inc. and subsidiaries

                              (in thousands, except share data)
Operations Data:              Year       Year      Year       Year        Year
                              Ended      Ended     Ended      Ended       Ended
                              8/26/00    8/28/99   8/29/98    8/30/97   8/31/96
Net sales                    $123,713  $109,284   $111,541    $97,789   $106,041


Cost of sales, including
  store occupancy,
  warehousing, delivery
  and fabric protection        78,323    71,607     74,054     67,114     72,708
Selling, general and           38,645    35,890     35,984     32,904     37,618
administrative expenses
Depreciation and amortization   1,691     1,668      1,727      1,840      1,852
(Recovery) provision for
losses on amounts due from
  Private Company                 107       (42)      (196)      (426)       952
Loss from store closings           10        (9)       355         55        191
                              118,776   109,114    111,924    101,487    113,321

Operating income (loss)         4,937       170       (383)    (3,698)    (7,280)
Other income (expense):
Royalty income                    259       388        386        374        375
Interest income                   358       171        108         67        195
Interest expense                  (82)     (106)      (172)       (28)       (47)
Other income, net                 112       150        271        319        880
                                  647       603        593        732      1,403

Income (loss) before income     5,584       773        210     (2,966)    (5,877)
taxes

Income taxes                      804       403        120         95        146

Net income (loss)              $4,780      $370        $90    ($3,061)   ($6,023)

Basic income (loss) per share   $0.84     $0.06      $0.02     ($0.54)    ($1.06)

Diluted income (loss) per
  share                         $0.66     $0.05      $0.01     ($0.54)    ($1.06)

Weighted average common
  shares outstanding
  basic income (loss) per
  share                     5,704,058 5,701,559  5,700,725  5,700,725  5,700,725

Effect of potential common
shares issuances:
       Stock options           63,300    22,077     32,641       -         -
       Convertible preferred
         stock              1,443,165 1,430,722  1,068,375       -         -

Weighted average common
  shares outstanding
  diluted income (loss)
  per share                 7,210,523 7,154,358  6,801,741  5,700,715  5,700,715

Cash Dividends                   -         -          -          -          -

Store                         8/26/00   8/28/99    8/29/98    8/30/97    8/31/96
data:
Company-owned stores open
       at the end of period       102        84         82         84         86
Consolidated licensed stores
       open at the end of period   46        62         62         63         64
Licensed stores not
       consolidated open at
       end of period                3         9         11         11         11
Total stores open at end of       151       155        155        158        161
period

Balance Sheet Date:           8/26/00   8/28/99    8/29/98    8/30/97    8/31/96
Working capital (deficiency)  ($6,445) ($10,581)  ($11,110)  ($17,258)  ($15,757)
Total assets                   30,992    26,145     24,099     22,998     25,435
Long-term obligations               0        63         49        421        230
Total liabilities              34,248    34,181     32,547     36,365     35,741
(Capital deficiency)          ( 3,256)   (8,036)    (8,448)   (13,367)   (10,306)
(Capital deficiency) per
  share                        ($0.57)   ($1.41)    ($1.48)    ($2.34)   ( $1.81)
share

Item 7.  Management=s Discussion and Analysis of Financial
         Condition and Results of Operations.

     Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the U.S. Private Securities Litigation
Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to risk factors, including those under the caption "Risk Factors" herein, such as uncertainty as to the outcome of the litigation concerning us, factors affecting the furniture industry generally, such as the competitive and market environment, and matters which may affect our suppliers or the private company. In addition to statements, which explicitly describe such risks and uncertainties, investors are urged to
consider   statements  labeled  with  the  terms   believes,
belief, expects, intends, plans or anticipates to be uncertain and forward-looking.

Overview

     We are the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofabeds and companion pieces such as loveseats, chairs and recliners. We also have specialty retail stores that specialize in the sale of leather furniture. In addition, we have stores that sell both fabric and leather furniture.


Results of Operations

  Fiscal year ended August 26, 2000 compared to fiscal year ended August 28, 1999:

     Net sales increased by 13.2% to $123,713,000 for the fiscal year ended August 26, 2000 as compared to $109,284,000 for the fiscal year ended August 28, 1999. Comparable store sales (sales at those stores open for the full year in the current and prior fiscal year) increased by 9.1%. On March 23, 2000, we purchased the stock of the previously unconsolidated licensee known as Southeastern Florida Holding Company. The acquisition added six owned stores in Florida with sales, from March 24, 2000 through August 26, 2000, of $2,804,000. We opened 12 stores during the fiscal year ended August 26, 2000 whose total sales were $1,750,000.

     Cost of sales decreased by 2.2% as a percentage of sales to $78,323,000 for the fiscal year ended August 26, 2000 from $71,607,000 for the fiscal year ended August 28, 1999. Cost of sales as a percentage of sales was 63.3% in fiscal 2000, which declined from 65.5% in the prior year. The percentage decrease of 2.2% is primarily attributable to:
     * Merchandise purchase cost reductions of .9% as a percentage of sales.
     * Occupancy costs decreases of .3% as a percentage of sales, due to higher sales volume.
     * Guarantee and redelivery fee income increases .4% as a percentage of sales.

In addition, cost of sales was favorably impacted by an agreement with the private company that stores opened subsequent to June 1, 1999 would not be charged with the 5% warehousing fee and from a full years benefit of an amendment to the warehousing agreement entered into in February 1999.

     Included in cost of sales are charges from the private company for warehouse expenses of $4,112,000, fabric protection services of $2,300,000 and freight of $1,282,000. This compared with $4,262,000, 2,292,000 and $2,363,000, respectively, in the previous year.

     Selling, general and administrative expenses were $ 38,645,000 (31.2% as a percentage of sales) for the fiscal year ended August 26, 2000 as compared to $35,890,000 (32.8% as a percentage of sales) for the fiscal year ended August 28, 1999, a decrease of 1.6% as a percentage of sales. The most significant reason for the decrease in selling, general and administrative expenses, as a percentage of sales, was the ability to spread fixed cost dollars in corporate office expenses and base salaries over the higher sales volumes.

     Our receivables from the private company ($7,924,000) increased in the aggregate by $86,000 in the fiscal year ended August 26, 2000. In connection with the uncertainty of collectibility and the relationship between the private company and us, we account monthly for transactions on an offset basis. If the result of the offset is a receivable due from them, then such net amount will be generally recognized to the extent that cash is received from the private company prior to the issuance of our financial statements. We believe the private company has losses and/or capital deficiencies and, accordingly, we have fully reserved uncollected amounts which totaled $6,430,000 at August 26, 2000.

     Interest  income  increased  by $187,000 to $358,000  for
the  fiscal  year  ended  August 26, 2000 as compared  to  the
prior   year.  The  increase is due to more available cash  to
invest and higher returns on investments.

     Net income in the fiscal years ended August 26, 2000 and August 28, 1999 was $ 4,780,000 and $370,000,
respectively, an increase of income of $4,410,000. The primary reason for the significant improvement is better management of expenses, higher sales volume and lower cost of sales.

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

     Cost  of  sales decreased by 3.3% to $71,607,000 for  the
fiscal  year  ended August 28, 1999 from $74,054,000  for  the
fiscal  year  ended  August 29, 1998.   Cost  of  sales  as  a
percentage of sales was 65.5% in the fiscal year

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

     Our receivables from the private company and the unconsolidated licensees increased in the aggregate by
$399,000  in the  fiscal  year  ended  August   28,  1999   to
$7,838,000. In connection with the uncertainty of collectibility and the relationship between the private company, the Private Licenses, Southeastern Florida Holding Corp. and us, we account monthly for transactions with these entities on an offset basis. If the result of the offset is a receivable due from them, then such net amount will be generally recognized only to the extent that cash is received from these entities prior to the issuance of the financial statements. These entities have losses and/or capital deficiencies and, accordingly, we had fully reserved for all amounts due from the private company, the Private Licensees and Southeastern Florida Holding Corp. in prior years which totaled $6,654,000 at August 28, 1999.

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

Liquidity and Capital Resources

     As of August 26, 2000, we had an aggregate working capital deficiency of $6,445,000 compared to a deficiency of $10,581,000 at August 28, 1999 and had available cash and cash equivalents and commercial paper of $9,409,000 compared to $6,907,000 at August 28, 1999. The decrease in working capital deficiency is primarily due to $5,168,000 of net cash provided from operating activities, partially offset by $1,130,000 of capital expenditures and $780,000 used in the acquisition of Southeastern Florida Holding Company. Due to the significant improvement in our positive operating cash flow, we believe we will have adequate cash flow to fund our operations for the next fiscal year.

We are continuing to fund the operations of the LP's, some of which continue to generate operating losses. All such losses have been consolidated in our consolidated financial statements. It is our intention to continue to fund these operations in the future. Our receivables from the private company have been substantially reserved. There can be no assurance that the total reserved amount of receivables of $6,430,000 as of August 26, 2000 will be collected. Starting in 1995, the private company and we entered into offset agreements that permit the two companies to offset their current monthly obligations amounts in excess of $1,000,000 are paid in cash . Additionally, as part of such agreements, the private company in November 1995 agreed to assume certain liabilities owed to us by the unconsolidated licensees. Current obligations of the private company as of August 26, 2000 have been paid.

     In  March  1996,   we  executed a  Credit  and   Security
Agreement   with  our  principal supplier,   Klaussner,  which
extended the payment terms for merchandise shipped from 60 days to 81 days. Since February 1999, we have not exceeded
these   80  day payment terms . As of August 26, 2000,   there
were  no  amounts  owed to  Klaussner  which were  over  these
extended   payment  terms.  On December 11, 1997,  the  Credit
and Security Agreement  was  modified to include a late fee of
 .67%  per month for invoices we pay beyond the normal  60  day
terms.  This provision became effective  commencing with   the
month   of  January  1998.  See  "Certain  Relationships   and
Related  Transactions".  As part of the  Credit  and  Security
Agreement,   we  granted a security  interest in  all  of  our
assets   including the collateral  assignment of our leasehold
interests, our trademarks and a licensee agreement to operate our business in the event of default.

     In  fiscal   1999 and 1998,  the LP's and  we  closed  an
aggregate of four stores. In fiscal 2000, we closed no stores, we opened 12 new stores and in 16 locations where a Jennifer Convertible and Jennifer Leather store were adjacent, we combined stores. The primary benefit of combining both operations into one store was an elimination of certain operating and other expenses associated with the closed showroom. Additional benefits realized included reductions of personnel and, in a number of cases, elimination of duplicate office equipment and telephone lines. Although combining two stores into one store generally reduces sales, management believes that sales at the combined store will generate more profit due to the elimination or reduction of expenses described above.

     For the fiscal years ended August 26, 2000 and August 28, 1999, we together spent $1,130,000 and $743,000, for such years, for capital expenditures. We currently anticipate capital expenditures approximating $1,500,000 during fiscal 2001 to support the opening of new stores during the next fiscal year. A portion of our store openings may be funded by Klaussner pursuant to an agreement, entered into in December 1999, pursuant to which Klaussner agreed, subject to certain conditions, to lend us $150,000 per new store for up to 10 new stores. Each loan will be evidenced by a three year note, bearing interest at the LIBO rate plus 3%. The notes are subject to acceleration under certain circumstances including closing of the stores funded by the loan or if we are not purchasing at least 50% of our upholstered furniture by dollar volume from Klaussner. In addition, Klaussner will be entitled to a premium on the cost of furniture purchased from it by us for sale to customers of the stores funded by Klaussner.

Inflation

     There   was   no  significant  impact  on  the  Company's
operations as a result of inflation during the three fiscal years ended August 26, 2000.

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

Our company has experienced substantial losses until recently and currently has a negative net worth

     We achieved a profit of $4,780,000 and $370,000 in the fiscal years ended August 26, 2000 and August 28, 1999, respectively. We achieved a net profit of $90,000 in the fiscal year ended August 29, 1998. The furniture business is cyclical and we may be unable to continue operating profitably, either due to a change in such cycle, losses from new stores, changes in consumer preferences or demographics or unknown risks and uncertainties that may cause us to incur losses from operations. We had a negative net worth of $3,256,000 as of August 26, 2000. Such negative net worth may impair our ability to obtain additional financing or credit from our suppliers and make it more difficult to obtain leases from landlords.

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

Our company could suffer from potential conflict of interest

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

We heavily depend on one supplier

     We purchase a significant percentage of our merchandise from Klaussner, which also manufactures furniture under the Sealy_ brand name. During the fiscal year ended August 26,
2000, we purchased approximately 77% of our merchandise from Klaussner. Since a large portion of our revenues have been derived from sales of Klaussner products, the loss of this supplier could have a material adverse impact on us until alternative sources of supply are established. Klaussner is also a principal stockholder and creditor of ours and of the private company. Our obligations to Klaussner are secured by substantially all of our assets. Klaussner's position as a significant creditor could potentially result in a temporary or permanent loss of our principal supply of merchandise, if, for example, Klaussner halted supply because we defaulted on or were late in making our payments to Klaussner. Moreover, Klaussner's position as a secured creditor, together with our negative net worth, may make it difficult to obtain substantial supplies from our vendors. See "Certain Relationships and Related Transactions."

The cyclical nature of the furniture industry poses risks to us from prolonged economic downturn

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

Competition in the furniture industry could cost us sales and cause us to reduce prices

     The retail sofabed business is highly competitive and includes competition from traditional furniture retailers and department stores as well as numerous discount furniture outlets. Our stores may face sharp price cutting, as well as imitation and other forms of competition, and we cannot prevent or restrain others from utilizing a similar marketing format. Although we are the largest sofabed specialty retail dealer in the United States, many of our competitors have considerably greater financial resources.

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

Harley J. Greenfield and current management are likely to retain control

     As of November 16, 2000, Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer and principal stockholder, beneficially owns approximately 9.4% of our outstanding shares of common stock. Approximately 28.5% of the outstanding common stock is beneficially owned by all officers and directors as a group, including Messrs. Greenfield and Seidner. Since the holders of our common stock do not have cumulative voting rights, such officers' and directors' ownership of our common stock will likely enable them to exercise significant influence in matters such as the election of our directors and other matters submitted for stockholder approval. Also, the relationship of such persons to the private company could serve to perpetuate management's control in light of the private company's performance of important functions.

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

Item  7A.   Quantitative  and  Qualitative  Disclosures  about
Market Risk

          Not Applicable.

Item 8.   Financial Statements and Supplementary Data

          See Index immediately following the signature page.

Item 9.   Changes  in  and  Disagreements with Accountants  on
          Accounting and Financial Disclosure.

          None.

                           PART III

Item 10.  Our Directors and Executive Officers.

     The names and ages of our directors and our executive officers as of November 16, 2000 are as follows:

                      Position(s) with the
      Name     Age       Company


Harley J.
 Greenfield      56   Director, Chairman of the Board and
                      Chief Executive Officer
Edward G. Bohn   55   Director
Kevin J. Coyle   55   Director
Edward B.
  Seidner        48   Director and Executive Vice President
Bernard Wincig   69   Director
Rami Abada       41   Director, President, Chief Operating
                      Officer and Interim Chief Financial
                      Officer
Leslie Falchook  40   Senior Vice President - Administration
Kevin Mattler    42   Senior Vice President - Store Operations

     Our directors are elected at the Annual Meeting of stockholders and hold office until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. We currently have no compensation or nominating committees.

     The Board of Directors held seven meetings during the 2000 fiscal year. None of the directors attended fewer than 75% of the number of meetings of the Board of Directors or any committee of which he is a member, held during the period in which he was a director or a committee member, as applicable.

     The  Board of  Directors  has a Stock  Option  Committee,
which, as of August 26, 2000, consisted of Messrs. Greenfield and Seidner. The Stock Option Committee had four meeting during the 2000 fiscal year. The Stock Option Committee is authorized to administer our stock option plans.

     The Board of Directors has an Audit and Monitoring Committee, which, during the fiscal year ended August 26, 2000, consisted of Bernard Wincig, Edward Bohn and Kevin Coyle. During such fiscal year, the Audit and Monitoring Committee held two meetings. The Audit and Monitoring Committee is responsible for reviewing the adequacy of the structure of our financial organization and the implementation of our financial and accounting policies. In addition, the Audit and Monitoring Committee reviews the results of the audit performed by our outside auditors before the Annual Report to Stockholders is published. This committee also monitors transactions between the private company and us.

     Set forth below is a biographical description of each of our directors and executive officers as of November 15, 2000.

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

Edward G. Bohn

     Mr. Bohn has been a member of our Board of Directors since February 1995. From March 1995 to May 1997, he was a Consultant for Borlas Sales in Avenel, New Jersey, an importer/exporter of consumer electronics. Borlas Sales also handled the sale and installation of software. Since June 1995, he has been a director of Nuwave Technologies, Inc. From September 1994 to the present, he has operated as an independent consultant for various companies in financial and operational matters. Mr. Bohn was employed by Emerson Radio Corporation, which designs and sells consumer electronics, in various capacities from January 1983 through March 1994. From March 1993 to March 1994, he was the Senior Vice President-Special Projects; he was Chief Financial Officer from March 1991 through March 1993 and Treasurer/Vice President of Finance prior to that date.

Kevin J. Coyle

     Mr. Coyle was appointed as a member of our Board of Directors in February 1995. Mr. Coyle has been a certified public accountant specializing in litigation support since 1972. Also, since January 2000, Mr. Coyle is serving as the Chief Financial Officer of FreshDirect of New York, Inc., a company organized to sell perishable food products directly to consumers over the Internet. Mr. Coyle graduated from Queens College with a BS in accounting and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

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


Item 11.       Executive Compensation.


Summary Compensation Table

     The following table sets forth compensation paid for the fiscal years ended August 26, 2000, August 28, 1999 and August 29, 1998, or such shorter period as such employees were employed by us to those persons who were either (a) the chief executive officer as of August 26, 2000 or (b) one of our four other most highly compensated executive officers at August 26, 2000 whose total annual salary and other compensation exceeded $100,000.

                               Annual Compensation       Long-term compensation

                                                                       Awards            Payouts

                                                                Restricted  Securities
                                                Other  annual      Stock    underlying      LTIP        All other
Name and principal         Salary      Bonus    compensation       Awards     options       pay-outs    compensation
    Position       Year     ($)         ($)       ($)              ($)       /SARs(#)       ($)            ($)
    (a)            (b)      (c)         (d)       (e)              (f)         (g)          (h)            (i)

Harley J.
   Greenfield,     2000  $385,000(1) $50,000(3) $192,500(1)(2)      -       $297,047        -        $0(1)(2)(3)
Chairman of the
  Board            1999   320,000     63,675           -            -             -         -         0
  And Chief
  Exec.  Officer   1998   320,000          -           -            -             -         -

Rami Abada,        2000   254,000(4)  50,000(6)  192,500(4)(2)      -       300,000(4)      -         0(2)(4)(6)
    President,     1999   120,000     63,675           -            -             -         -         0
    Chief Operating1998   120,000          -           -            -       100,000(5)      -         0
    Officer & Interim
    Chief Financial
    Officer

Edward B.
    Seidner,       2000   240,000          -           -            -             -         -         0
Executive Vice     1999   240,000          -           -            -             -         -         0
   President       1998   240,000          -           -            -             -         -         0

Kevin  Mattler,    2000   131,000          -           -            -             -         -         0
Senior  Vice       1999   131,000          -           -            -             -         -         0
    President-     1998   120,000          -           -            -             -         -         0
    Store Operations

Ronald  E.  Rudzin,2000   120,000(8)       -           -            -             -         -         0(8)
Senior  Vice       1999   120,000          -           -            -             -         -         0
    President      1998   120,000          -           -            -             -         -         0


Leslie  Falhook    2000   116,000          -           -            -             -         -         0
Senior  Vice       1999   116,000          -           -            -             -         -         0
    President      1998   116,000          -           -            -             -         -         0



George  J.  Nadel  2000         0(7)       -           -            -             -         -         0
Executive  Vice    1999   225,000          -           -            -             -         -         0
  President  and   1998   225,000          -           -            -             -         -         0
  Chief Operating
  Officer

(1) On August 15, 1999, we entered into a five year renewable employment agreement with Mr. Greenfield under which Mr. Greenfield is entitled to a base salary of $400,000, subject to certain cost-of-living increases, and incentive bonuses based on our earnings before interest, taxes, depreciation and amortization ("EBITDA") and revenues. We are providing Mr. Greenfield, at our own expense, a split-dollar life insurance policy for his benefit with a face amount equal to $6,000,000. The first yearly premium is $111,000. We are entitled upon death or termination of the policies to the lesser of cash value of the policies or the sum of the cash value equal to the sum of our contributions. Mr. Greenfield voluntarily reduced his annual salary from March 2000 to March 2001 by $36,000 to defer part of the costs for the split-dollar life insurance policy.

(2) Such amount was accrued with respect to fiscal 2000, but not yet paid.

(3) On March 16, 2000, the Board of Directors approved a bonus of $50,000 to Mr. Greenfield.

(4) On August 15, 1999, we entered into a five year renewable employment agreement with Mr. Abada under which Mr. Abada is entitled to a base salary of $400,000 for the first three years and $500,000 thereafter, subject to certain cost-of-living increases, incentive bonuses based on EBITDA and revenues, and stock options to purchase 300,000 shares of our common stock at $3.51 per share which were granted to Mr. Abada in November of 1999. We are providing Mr. Abada, at our own expense, a split-dollar life insurance policy for his benefit with a face amount equal to $3,000,000. The first yearly premium is $31,000. We are entitled upon death or termination of the policies to the lesser of cash value of the policies or the sum of the cash value equal to the sum of our contributions. Mr. Abada is entitled to, and we will pay him for, amounts due to him under the agreement from and including the date of his agreement.

(5) On  December 3, 1997,  Mr.  Abada was  granted  options to
purchase   100,000 shares of our common  stock  at  $2.44  per
share,  the market value on the date of grant.

(6) On March 16, 2000, the Board of Directors approved a bonus of $50,000 to Mr. Abada.

(7)   In  September  1999,  George J.  Nadel,  Executive  Vice
President and Chief Financial Officer resigned his position with the Company.

(8) In May 2000, Ronald E. Rudzin, Senior Vice President resigned his position with the Company. He entered into a one year consulting agreement for $120,000.

     Non-employee directors currently receive a fee of $10,000 per year, plus $500 per meeting attended which fees amounted to an aggregate of $57,000 in fiscal 2000. Directors are reimbursed for out-of-pocket expenses incurred in connection with their services as such.

Stock Option Plans

     We have Incentive and Non-Qualified Stock Option Plans, pursuant to which, as of August 26, 2000, options to purchase an aggregate of 830,047 shares of our common stock were outstanding and under which options to purchase an aggregate of 16,620 shares of common stock were
available    for   grant.   In  addition,   options    granted
outside of these plans to purchase an additional 775,000 shares of common stock were outstanding as of August 26, 2000. These plans are administered by a Stock Option Committee consisting of two persons appointed by the Board of Directors. Options outside of the Plans are administered by the full Board of Directors. As of August 26, 2000, this committee consisted of Harley Greenfield and Edward B. Seidner. The committee has full and final authority (a) to determine the persons to be granted options, (b) to determine the number of shares subject to each option and whether or not options shall be incentive stock options or non-qualified stock options, (c) to determine the exercise price per share of the options which, in the case of incentive stock options, may not be less per share than 100% of the fair market value per share of the common stock on the date the option is granted or, in the case of a stockholder owning more than 10% of our capital stock, not less per share than 110% of the fair market value per share of the common stock on the date the option is granted, (d) to determine the time or times when each option shall be granted and become exercisable and (e) to make all other determinations deemed necessary or advisable in the administration of the plans. In determining persons who are to receive options and the number of shares to be covered by each option, the Stock Option Committee considers the
person's       position,      responsibilities,       service,
accomplishments, present and future value to us, the anticipated length of his future service and other relevant factors. Members of this committee are not eligible to receive options under these plans or otherwise during the period of time they serve on the committee and for one year prior thereto, but may receive options after their term on the committee is over. Officers and directors, other than members of the committee, may receive options under these plans. The exercise price of all options granted under or outside of these plans equaled or exceeded the market value of the underlying shares on the date of grant.

Option grants in last fiscal year

     In November 1999, in connection with his employment contract entered in August 1999, Mr. Abada was awarded stock options to purchase 300,000 shares of our common stock at $3.51 per share, which exceeds the market value of the common stock on the date of the grant.

     In June 2000, Ed Bohn was awarded stock options to purchase 25,000 shares of our common stock at $2.00 per share, which was the market value of the common stock on the date of the grant.

     In June 2000, Kevin Coyle was awarded stock options to purchase 25,000 shares of our common stock at $2.00 per share, which was the market value of the common stock on the date of the grant.

In June 2000 Bernard Wincig was awarded stock options to purchase 25,000 shares of our common stock at $2.00 per share, which was the market value of the common stock on the date of the grant.

      Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values


                                                 Number of Securities Underlying   Value of Unexercised
                                                     Unexercised Options at       In-the-Money Options at
                                                        August  26, 2000            August 26, 2000 (1)
                             Shares
                          Acquired on    Value
Name                       Exercise(#)  Realized    Exercisable   Unexercisable   Exercisable  Unexercisable
Harley J. Greenfield(2)(3)    N/A         N/A                0        297,047      $    0         $56,439
Rami  Abada  (5) (6) (7)      N/A         N/A          200,000        300,000      44,000               0
Edward  B.  Seidner           N/A         N/A                0              0           0               0
Leslie  Falchook (3) (4)      N/A         N/A           50,000              0      22,000               0
Kevin Mattler (3) (8)         N/A         N/A           50,000              0      22,000               0


  (1)   Amount  reflects the market value  of  the  underlying
shares  of  our  common  stock  as  reported  on  the
Bulletin Board on August  26, 2000,          a bid price of  $
2.44, less the exercise price of each option.

  (2) Includes 297,047 options granted on August 10, 2000 at an exercise price of $ 2.25 per share.

  (3) All options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant.

  (4)    Includes  50,000 options  granted on May 6,  1997  to
Mr.   Falchook at an exercise price of  $2.00  per
share in exchange for the cancellation of 20,000 options granted on January 25, 1993 to Mr. Falchook at an exercise price of $13.125 per share.

  (5)   Includes  100,000  options  granted  on May 6, 1997 to
Mr.  Abada at an exercise price of $2.00 per share.

  (6)    Includes 100,000 options granted on December 3,  1997
to Mr. Abada at an exercise price of $2.44 per share.

  (7)    Includes 300,000 options granted in November 2000  to
Mr. Abada at an exercise price of $3.51 per share, which exceeds the market value of the common stock on the date of the grant.

    (8) Includes 50,000 options granted on May 6, 1997 to Mr. Mattler at an exercise price of $2.00 per share.

     GRAPH

     JENNIFER CONVERTIBLES INC.

                                        Beginning
                 Transaction  Closing     No. Of    Dividend   Dividend    Shares     Ending      Cum. Tot.
        Date*       Type       Price**   Shares***  Per Share    Paid     Reinvested  Shares       Return

     31-Aug-95       Begin     3.063      32.65                                       32.653        100.00

     31-Aug-96     YearEnd     2.500      32.65                                       32.653         81.63

     31-Aug-97     YearEnd     2.500      32.65                                       32.653         81.63

     31-Aug-98     YearEnd     1.813      32.65                                       32.653         59.18

     31-Aug-99     YearEnd     2.109      32.65                                       32.653         68.88

     31-Aug-00         End     2.375      32.65                                       32.653         77.55


     *  Specified ending dates or ex-dividends dates.
     ** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
     ***'Begin Shares' based on $100 investment.

     JENNIFER CONVERTIBLES INC.
                                       Cumulative Total Return
                                   8/95  8/96   8/97   8/98  8/99  8/00



     JENNIFER CONVERTIBLES, INC.   100     82     82     59    69    78
     NASDAQ  STOCK MARKET (U.S.)   100    113    157    149   276   422
     S & P HOUSEHOLD FURNISHINGS &
     APPLIANCES                    100    102    130    151   221   131

     Item 12. Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth, as of November 16, 2000, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent of our common stock, (b) each of our directors, (c) each of the executive officers whose total annual salary and other compensation for fiscal year 2000 exceeded $100,000, and (d) all directors and executive officers as a group. Information as to David A. Belford and the Pacchia, Grossman, Shaked, Wexford Group, Hans J. Klaussner and Klaussner is based on Schedules 13D filed by such persons or group:




                                      Amounts and Nature of
          Name and Address of               Beneficial
          Beneficial Owner                 Ownership (1)     Percent of Class


          Harley J. Greenfield (2)        438,289 (2)(3)        9.4%
          Edward B. Seidner (2)           553,914 (2)(4)        9.7
          Fred J. Love (2)                585,662 (2)(5)(6)    10.3
          Jara Enterprises, Inc.
             (the private company) (2)    293,579 (6)           5.1
          David A. Belford (7)            394,000 (7)           6.9
          Pacchia, Grossman, Shaked,
             Wexford Group (8)            482,100 (8)           8.5
          Bernard Wincig (9)              148,573 (9)           2.6
          Edward G. Bohn (10)              25,000 (10)          0.4
          Kevin J. Coyle (10)              31,250 (10)          0.5
          Leslie Falchook (11)             77,600 (11)          1.4
          Rami Abada (12)                 253,000 (12)          4.4
          Kevin Mattler (13)               50,000 (13)          0.9
          Hans J. Klaussner and
             Klaussner Furniture        1,424,500 (14)         19.9
          Industries, Inc. (14)
          All directors and executive
             officers as a group        1,677,626 (2)(3)(4)    28.5
            (eight (8) persons)         (9)(10)(11)(12)(13)

      (1) All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

      (2)  The  address  of  Messrs.   Greenfield   and  Seidner is
          c/o Jennifer Convertibles, Inc., 419 Crossways Park Drive, Woodbury, New York 11797. The address of Fred J. Love and the private company is One Ames Court, Plainview, New York 11803 Mr. Greenfield and Mr. Love are brothers-in-law.

      (3)  Includes (a) 292,831 shares underlying options granted to Mr. Greenfield by Mr. Love and the private company, over which Mr. Greenfield has no voting power but has shared dispositive power, as such shares may not be disposed of without his consent and (b) 300,000 shares of common stock underlying options to acquire convertible preferred stock
          granted to Mr.  Greenfield by Klaussner.   See"Executive
          Compensation."

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

      (6)All of  such  shares  are  beneficially owned
         by Mr. Love, the sole stockholder of the private company. Includes shares of our common stock owned
         by three of the private company's    wholly-owned
         subsidiaries. Mr. Love has sole voting and shared dispositive power over such shares, as such shares are subject to the options granted by him to Mr. Greenfield and Mr. Seidner and may not be disposed of without the consent of the relevant optionee.
         The private company's address is One Ames Court, Plainview, New York 11803.

      (7) The address of David A.  Belford is 2097 S.
          Hamilton  Road, Suite 200, Columbus, Ohio
          43232.

      (8) Represents the shares of our common stock owned by a group which was formed to object to the prior proposed settlement of the derivative litigation referred to in "Legal

        Proceedings." The group consists of the following persons and entities, each of which has the sole and shared power to vote and dispose, and total
        beneficial ownership, of the shares of   common stock
        set forth  opposite such persons' or entity's
        name:  (1) Anthony J. Pacchia - sole 11,000, shared
        20,700,   total 31,700; (2) F&Co., Inc. as Custodian
        for Pacchia  under  IRA Account - sole  16,000,
        shared 15,700, total 31,700; (3)   Anthony J.
        Pacchia, P.C., (Money Purchase) fbo Pacchia - sole 2,500, shared 29,200, total 31,700; (4) Sandra
        Pacchia Custodian for Lee Pacchia - sole 1,100,
        shared 30,600,  total 31,700; (5)   Sandra  Pacchia
        Custodian for Tom Pacchia - sole 1,100, shared 30,600, total 31,700; (6) Anthony T. Pacchia and Gloria Pacchia - sole 1,000,shared 15,000, total 16,000; (7) Anthony T. Pacchia, IRA Rollover - sole 15,000, shared 1,000, total 16,000; (8) Kenneth S.
        Grossman, Trustee, Profit Sharing Plan DLJSC - Custodian fbo Kenneth S. Grossman - sole 96,400, shared 3,500, total 99,900; (9) Kenneth S. Grossman - 3,500 sole, 96,400 shared, total 99,900; (10) IRA fbo Patricia Berger, DLJSC as custodian - sole 3,500, shared 0, total 3,500, (11) Ellen
        Grossman, Custodian for Andrew Grossman UGMA/ NY - sole 5,000, shared 0, total 5,000; (12) IRA fbo Howard Berger, DLJSC as custodian - sole 3,500, shared 0, total 3,500; (13) IRA fbo Jill Berger, DLJSC as custodian, Rollover Account - sole 3,500, shared 0, total 3,500; (14) IRA fbo Herbert Berger, DLJSC as custodian - sole 5,000, shared 0, total 5,000; (15) Marilyn Levy - sole 5,000, shared 0, total 5,000; (16) Ellen Grossman, Custodian for Joshua Grossman UGMA/NY - sole 5,000, shared 0, total 5,000; (17) Amir Shaked - sole 37,700, shared 1,300, total 39,000; (18) IRA fbo
        Amir Shaked - sole 1,300, shared 37,700, total 39,000; (19) Wexford Special Situations 1996, L.P.
        - sole 0, shared 142,783,  total 142,783;(20) Wexford
        Special Situations 1996 Institutional L.P. - sole 0, shared 25,764, total 25,764; (21) Wexford Special Situations 1996 Limited - sole 0, shared 7,859, total 7,859; (22) Wexford-Euris Special Situations 1996, L.P. - sole 0, shared 36,094, total 36,094;
        (23) Wexford Management LLC - sole 0, shared 212,500, total 212,500; (24) IRA fbo Zachery
        Goldwyn - sole 52,500, shared 0, total 52,500. The address for group members (a) 1-5 is 602 Orchard Street, Cranford, New Jersey 07106,(b) 6 and 7 is 31 Center Board Drive, Bayville, New Jersey 08721,
        (c)   8-9, 11, 16, 17 and 18 is 620 Fifth Avenue, 7th
        Floor, New York, New York 10020, (d) 10 and 14 is 31 Wisconsin Avenue, N. Massapequa, New York 11578,
        (e) 12 and 13 is 58 Alpine Way, Dix Hills, New York
        11746, (f) 15   is 155 East 76th Street, New York,
        New York 10022, (g) 19-21 and 23-24 is 411 West
        Putnam Avenue, Greenwich, Connecticut 06830, and (h) 22 is c/o Hemisphere Fund Managers Ltd., Harbour Centre, Georgetown, Grand Cayman Islands, B.W.I.

   (9)  Includes 8,800 shares of our common stock owned by
        Mr.  Wincig's wife and   29,000 shares of our common
        stock underlying exercisable options. Does not include 25,000 shares of our common stock underlying options which have not yet vested.

    (10) Includes, as to each individual, 25,000 shares of our common stock underlying exercisable options, but does not include 25,000 shares of our common stock underlying options which are not currently exercisable.

    (11) Includes 50,000 shares of our common stock underlying options which are currently exercisable options.

    (12) Includes 200,000 shares of our common stock underlying options which are currently exercisable options, but does not include 300,000 shares of our common stock underlying options which are not currently exercisable.

    (13) Includes  50,000   shares  of  our  common  stock
         underlying exercisable options.

    (14) Represents 1,424,500 shares underlying convertible
         preferred   stock issued to  Klaussner  in
         connection  with  Klaussner's  $5,000,000
         investment. Includes 300,000 shares of common stock subject to options to acquire preferred stock granted to Mr. Greenfield by Klaussner subsequent to November 30, 1999.
         See "Certain  Relationships and Related
         Transactions." Based on information contained in the
         Schedule 13D filed by Klaussner and its owner, Hans J. Klaussner, Mr. Klaussner is the sole stockholder of the parent of Klaussner and, accordingly, may be deemed the beneficial owner of the shares owned by Klaussner. The principal address of Klaussner is 405 Lewallen Street, Asheboro, North Carolina 27203. Hans J. Klaussner's address is 7614 Gegenbach, Germany.

   Based on our review of reports filed by our directors, executive officers and10% shareholders on Forms 3, 4 and 5 pursuant to Section 16 of the Securities and Exchange Act of 1934, all such reports were filed on a timely basis during fiscal year 2000.


Item 13.       Certain Relationships and Related Transactions.

The Private Company

   Until November  1994,  Harley J.  Greenfield,  Fred J.
Love and Edward B. Seidner, each owned 33- 1/3% of the private company, which, together with its subsidiaries, owns or licenses the private company stores. In November of 1994, Messrs. Greenfield and Seidner sold their interests in the private company for long-term notes and options to purchase the shares of our common stock which are owned by Mr. Love and the private company. As a result of such sale, Mr. Love now beneficially owns 100% of the private company. The private company is responsible for the warehousing for our owned stores, our licensed stores and the private company stores and leases and operates the warehouse facilities for such stores. Until December 31, 1993, the private company was also responsible for the purchasing and for certain advertising and promotional activities for our owned stores, our licensed stores and the private company stores. Effective January 1, 1994, we assumed the responsibility for purchasing and advertising for ourselves, our licensees, and the private company stores. The private company is responsible for a share of all advertising production costs and costs of publication of promotional material within the New York area. Until October 28, 1993, a corporation of which Messrs. Greenfield, Seidner and Love each owned 33-1/3%, owned the trademarks "Jennifer Convertibles" and "With a Jennifer Sofabed, There's Always a Place to Stay." On October 28, 1993, these trademarks were assigned to us from such corporation for nominal consideration, and we agreed to license such trademarks to the private company in New York, as described below. Mr. Love is, and until November 1994, Mr. Seidner was, an executive officer and director of the private company.

   As noted above, in November 1994, Mr. Greenfield and Mr. Seidner sold their interests in the private company in exchange for long-term promissory notes from the private company and options to purchase the shares of our common stock which are owned by the private company and Mr. Love. These notes are due in December 2023. Only interest is payable on the notes until December 1, 2001 and, thereafter, principal is payable monthly through the maturity date. These notes amount to $10,273,204 in aggregate principal, of which $5,136,602 is owned by Mr. Greenfield and $5,136,602 is owned by Mr. Seidner. The notes bear interest at a rate of 7.5% per annum although a portion of such interest was deferred for a period of time. During the fiscal year ended August 26, 2000, Mr. Greenfield and Mr. Seidner each received approximately $330,000 of interest on their promissory notes from the private company. These notes are secured by (a) a security interest in the private company's personal property,
(b) Mr. Love's personal guarantee of the private company's performance under the Notes, and (c) a stock pledge by Mr. Love of his stock in the private company to secure his obligations under the guarantees. The options owned by Mr. Greenfield and Mr. Seidner to purchase the Jennifer common stock owned by Mr. Love and the private company and referred to above are exercisable for an aggregate of 585,662 shares of such common stock, of which 292,831 are owned by Mr. Greenfield and 292,831 by Mr. Seidner at a price of $15.00 per share until they expire on November 7, 2004. In addition, Mr. Greenfield and Mr. Seidner each owe significant amounts to the private company.


The License

   Pursuant to a license agreement between the private company and us, the private company has the perpetual, royalty-free right to use, sublicense and franchise the use of the trademarks "Jennifer Convertibles," with "Jennifer Sofabeds, There's Always a Place to Stay" in the state of New York. The license is exclusive in such territory, subject to certain exceptions including nine stores operated by us in New York on a royalty-free basis and up to two additional stores which the private company has agreed may be opened in New York on a royalty-free basis.

The Purchasing and Warehousing Agreement

   As set forth in "Business-Warehousing and Related Services," the private company provides certain warehouse facilities and related services, including arranging for goods to be delivered to such facilities and to customers pursuant to a warehousing agreement between the private company and us. The private company was reimbursed by us and its licensees for the freight charges on such deliveries at predetermined freight rates up until April 2000, at which time the we assumed the responsibility of arranging for delivery of all our freight. The private company also provides fabric protection services, including a life-time warranty, to our customers and our licensees.

     We retain approximately 2/3 of the revenues from fabric protection and the warranty. During the fiscal year ended August 26, 2000, the LP's and we paid warehouse fees under an Offset Agreement dated March 1, 1996 to the private company aggregating approximately $4,112,000. During the fiscal year ended August 26, 2000, the LP's and we also paid $1,282,000 under the Offset Agreement for freight charges and $2,300,000 for fabric protection to the private company. On February 9, 1999, we entered into an amendment to the warehouse agreement which reduced the monthly warehousing fees by $150,000 or an aggregate of $3,000,000 through August 26, 2000. In December 1999, the $150,000 per month arrangement was extended, effective as of September 1, 1999, and the private company also agreed that stores opened by us after June 1, 1999 would not be charged the 5% warehousing fee or fabric protection charges.

   Pursuant to a purchasing agreement, we are obligated to purchase merchandise for the private company on the same terms as we purchase merchandise for ourselves. During the fiscal year ended August 26, 2000, the private company purchased from us approximately $10,537,000 of merchandise, net of discounts and allowances, which was paid under the Offset Agreement.

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

   As of August 26, 2000, the private company owed to us $1,494,000 for current charges for fiscal 2000 under the Offset Agreement which have since been fully paid. The private company paid for all current charges under the Offset Agreement during fiscal 2000. Amounts owed by the private company to us as of August 26, 2000 which consist of unpaid amounts from fiscal 1996 and prior years totaling $6,430,000, are reserved against in the accompanying consolidated financial statements due to uncertain collectibility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Advertising Agreement

   Under the advertising agreement between the private company and us, the private company and the unconsolidated licensees bear their share of all advertising production costs and costs of publication of promotional advertising material within the New York area. During the fiscal year ended August 26, 2000, the charges for such costs totaled $1,800,000.


 Additional Matters

   Rami Abada, our President, Chief Operating Officer and Interim Chief Financial Officer, owned two corporations which each own a licensed Jennifer Convertibles store. During the year ended August 26, 2000, such corporations purchased $445,000 of merchandise and incurred royalties of $41,000, all of which were paid in full under the Offset Agreement. During the year Mr. Abada received $165,000 of salary, severance pay, distributions and other payments from such licensees and the private company. On March 23, 2000, Mr. Abada sold these two stores to the private company for the sum of $300,000. As of August 26, 2000, he has received $42,000 and is owed $258,000 from the private company.

   Ronald Rudzin, a Senior Vice President who resigned May 2000, owned one licensed Jennifer Convertible. Mr. Rudzin's mother currently owns two licensed Jennifer Convertible stores. As of May 2000, all amounts owed to us by this one corporation to us which amounts were incurred subsequent to September 1, 1996 were paid through the allocation of amounts to be credited to the private company under the Offset Agreement. During the year ended August 26, 2000, this corporation purchased approximately $250,000 of merchandise from us.

     From time to time the private company and we use the services of Wincig & Wincig, a law firm of which Bernard Wincig, one of our directors and stockholders, is a partner. Mr. Wincig and his firm received approximately $157,641 of legal fees from us and the LP's and an aggregate of approximately $14,780 from the private company during the fiscal year ended August 26, 2000.

   On December 11, 1997, Klaussner purchased 10,000 shares of our Series A Convertible Preferred Stock for $5,000,000. In connection with such purchase, Klaussner waived any of our defaults under the Credit and Security Agreement we entered into with Klaussner in 1996 and approximately $2,965,650 of the proceeds of the $5,000,000 investment were used to pay all balances due to Klaussner which had been billed and outstanding for more than 60 days. The preferred stock is non-voting and is currently convertible into 1,424,500 shares of common stock at an effective conversion price of $3.51 per share, subject to adjustment for stock splits, stock dividends and similar events. The common stock underlying the preferred stock represents approximately 19.9% of the outstanding common stock as of August 26, 2000, after giving effect to such conversion. The preferred stock has a liquidation preference of $5,000,000. No cash dividends are to be paid on the common stock unless the holders of the preferred stock receive the same dividend on the preferred stock on an "as-converted" basis. If we sell our common stock or equivalents of our stock such as options or convertible securities at a price, or an effective price in the case of equivalents, of less than $3.51 per share, then, in connection with its $5,000,000 investment, Klaussner has the right of first refusal to purchase such stock or stock equivalents at that price. Klaussner will have this right so long as it owns at least 10% of the outstanding common stock on an as converted basis. Klaussner also received certain demand registration rights to require us, at our expense, to register the shares of common stock underlying its preferred stock and any shares it acquires upon exercise of this right.

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

   In fiscal 2000, Klaussner gave us $2,101,000 of allowances for a repair program. In addition, in December 1999, Klaussner entered into an agreement with us pursuant to which it agreed, subject to certain conditions, to loan $150,000 to each of our subsidiaries which operates or intends to operate a new store approved by Klaussner. The agreement provides that the maximum aggregate amount of the loans will be $1,500,000 (10 stores). Each such loan will be evidenced by a three-year note, bearing interest at the then LIBO rate for three-month loans plus 3%. Payment of the notes may be accelerated under certain conditions, including the closing of the store funded by the related loan or if we are not purchasing at least 50% by dollar volume of our upholstered furniture from Klaussner. As additional consideration, we have agreed to pay an additional premium on furniture purchased from Klaussner to satisfy orders originating from new stores funded by these loans. Such premium would be 3% of the customary cost of such merchandise until the note is paid in full and would decrease to 2% for the 10 years after the note is paid. Such premium payments would cease after such 10-year period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and also see "Business - Sources of Supply" for other transactions with Klaussner.
                           PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  Financial Statements.

          See the Index immediately following the signature page.

     (b)  Reports on Form 8-K.

           None

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

    10.1  -     Incentive  and   Non-Qualified   Stock  Option
                Plan,incorporated  herein by  reference  to  Exhibit
                10.4 to the Registration Statement.

    10.2  -     Amended and Restated 1991 Incentive  and  Non-
                Qualified Stock   Option  Plan  incorporated  herein   by
                reference to Exhibit  10.29 to the  Registration   Statement
                on Form S-2.

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

    10.9  -     Agreement,  dated as of May 19,  1995,   among Jennifer
               Convertibles,    Inc.,    Jennifer   Purchasing Corp., Jara
               Enterprises,     Inc.   and   the     licensees signatory
               thereto,   incorporated herein by reference  to Exhibit
               10.38 to our Annual Report on Form 10-K for the fiscal year ended August 26, 1995.

    10.10-     Agreement,  dated  as  of  November  1,   1995, among
               Jennifer    Convertibles,     Inc.,    Jennifer Purchasing
               Corp.,   Jara   Enterprises,   Inc.   and   the licensees
               signatory  thereto,   incorporated   herein  by reference
               to Exhibit 10.39 to our Annual Report on Form 10-K for fiscal year ended August 26, 1995.

    10.11-     Form  of  Note,  dated  November   1994,   made by Jara
               Enterprises,  Inc. to Harley J. Greenfield  and Edward
               B.     Seidner,    incorporated    herein    by reference  to
               Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended August 26, 1995.

    10.12-     Form of Option,  dated  November   7,  1994  to purchase
               common stock from Fred Love, Jara  Enterprises, Inc.
               and   certain    subsidiaries  to   Harley   J. Greenfield and
               Fred    Love,     incorporated    herein     by reference  to
               Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended August 26, 1995.

     10.13-    Form of Subordination  Agreement,  dated as of August
               9,   1996,   by   Harley  J.   Greenfield   and Edward B.
               Seidner,   incorporated herein by reference  to Exhibit
               10.45   to  our  Annual  Report  on Form   10-K for the
               fiscal year ended August 26, 1995.

    10.14-     Credit and Security  Agreement,   dated  as  of March 1,
               1996,   among Klaussner  Furniture  Industries, Inc.,
               Jennifer  Convertibles,  Inc.  and  the   other signatories
               thereto,   incorporated herein by reference  to Exhibit
               4  to  our   Current  Report on Form 8-K  dated March 18,
               1996.

    10.15-      1997    Stock   Option   Plan,    incorporated herein  by
               reference   to  Exhibit  10.29  to  our  Annual Report on
               Form 10-K for the fiscal year ended August  31, 1997.

    10.16-    Stock  Purchase  Agreement,  dated December  11, 1997,
               between   Klaussner and Jennifer  Convertibles, Inc.,
               incorporated   herein by reference  to  Exhibit 10.30 to
               our Annual Report on Form 10-K for fiscal year ended August 30, 1997.

    10.17-      Registration    Rights    Agreement,     dated December 11,
               1997,     between    Klaussner   and   Jennifer Convertibles,
               Inc.,   incorporated  herein by  reference   to Exhibit
               10.31 to our Annual Report on Form 10-K for fiscal year ended August 30, 1997.

    10.18-      Waiver   and  Modification  Agreement,   dated December 11,
               1997, among Klaussner and related entities and Jennifer Purchasing Corp., Jennifer Convertibles, Inc., Jennifer Licensing Corp., and Jennifer L.P.
               III,   incorporated  herein by   reference   to Exhibit
               10.32   to  our  Annual  Report  on Form   10-K for the
               fiscal year ended August 30, 1997.

    10.19-      L.P.  and  Option  Purchase  and   Termination Agreement,
               dated   as   of   August  20,    1999,    among Jennifer
               Convertibles,     Inc.,    Jennifer     Chicago Ltd.,  an
               Illinois   corporation   and   a   wholly-owned subsidiary of
               Jennifer  Convertibles,  Inc., Jenco  Partners, L.P., a
               limited   partnership,   which  is   the   sole limited
               partner  of Jennifer Chicago, L.P., a  Delaware Limited
               partnership,    JCI   Consultant,    L.P.,    a limited
               partnership   which owned certain   options  to purchase
               capital stock of Jennifer  Convertibles,  Inc., Selig
               Zises,   a principal of Jenco  Partners,   L.P. and JCI
               Consultant,  L.P., Jay Zises, Jara Enterprises,  Inc.,
               Fred  J.  Love,  and, Harley J. Greenfield  and  Edward B.
               Seidner,   incorporated  herein  by   reference  to our
               Current   Report on Form 8-K dated  August  20, 1999 and
               filed September 3, 1999 reporting on an Item  5 event.

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

   10.22  -    Note, dated as of September 1, 1999,  in the principal
               amount  of  $447,  000 to the  order  of  Jenco Partners,
               L.P.   from   Jennifer   Convertibles,Inc., incorporated
               herein  by  reference to our Current Report  on Form 8-K
               dated   August  20,  1999 and filed   September 3, 1999
               reporting on an Item 5 event.

   10.23  -    Employment  Agreement,  dated as of August 15,  1999,
               between       Harley   J.     Greenfield    and Jennifer
               Convertibles,  Inc.  incorporated   herein   by reference to
               our Annual Report on Form 10-K for
               the fiscal year ended August 28, 1999.

   10.24  -    Employment  Agreement,  dated as of August 15,  1999,
               between Rami Abada and Jennifer Convertibles, Inc., as amended incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.

   10.25  -    Agreement,  dated as of   September   1, 1999,  between
               Jennifer    Convertibles,    Inc.    and   Jara Enterprises,
               Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.

   10.26  -    Agreement,  dated as of   September   1, 1999  between
               Jennifer    Convertibles,    Inc.    and   Jara Enterprises,
               Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.

   10.27  -    Loan Agreement dated as of  December  8, 1999,  between
               Jennifer   Convertibles,   Inc.  and  Klaussner Furniture
               Industries,   Inc.   incorporated   herein   by reference
               to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.

   10.28  -    Stock  Option   Agreement  dated  as  of December 8, 1999,
               between  Harley  J.  Greenfield  and  Klaussner Furniture
               Industries,   Inc.   incorporated   herein   by reference
               to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.

   10.29  -    Registration  Rights Agreement,  dated  as of December
               10,  1999, by Jennifer  Convertibles,  Inc.  in favor of
               Harley J.  Greenfield  in  connection  with the Stock
               Option Agreement, dated as of December 8, 1999 incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.

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

NAME                          POSITION                DATE

/s/ Harley J. Greenfield    Chairman of the      November 22, 2000
    Harley J. Greenfield    Board and Chief
                            Executive Officer
                            (Principal Executive
                            Officer)

/s/ Edward B. Seidner       Director             November 22, 2000
    Edward B. Seidner

/s/ Bernard   Wincig        Director             November 22, 2000
    Bernard Wincig

/s/ Edward Bohn             Director             November 22, 2000
    Edward Bohn

/s/ Kevin J. Coyle          Director             November 22, 2000
    Kevin J. Coyle

/s/ Rami Abada              President,           November 22, 2000
    Rami Abada              Director, Chief
                            Operating Officer
                            And Interim Chief
                            Financial Officer

         JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                Index to Financial Statements




Independent Auditors'
Report..................................................................F1

Consolidated Balance Sheets at August 26, 2000 and
  August 28, 1999...... ................................................F2

Consolidated Statements of Operations for the years ended
  August 26, 2000, August 28, 1999 and August 29, 1998..................F3

Consolidated Statements of (Capital Deficiency) for the years ended August 26, 2000, August 28, 1999, and August 29, 1998.............F4

Consolidated Statements of Cash Flows for the years ended
  August 26, 2000, August 28, 1999 and August 29, 1998..................F5

Notes to Consolidated Financial Statements..............................F6

  INDEPENDENT AUDITORS' REPORT


  Board of Directors and Stockholders
  Jennifer Convertibles, Inc.
  Woodbury, New York


  We have audited the accompanying consolidated balance sheets of Jennifer Convertibles, Inc. (the "Company") and subsidiaries as of August 26, 2000 and August 28, 1999, and the related consolidated statements of operations, capital deficiency and cash flows for each of the three years in the period ended August 26, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  As described in Note 3, the Company has significant transactions with related parties.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jennifer Convertibles, Inc. and subsidiaries as of August 26, 2000 and August 28, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 26, 2000, in conformity with generally accepted accounting principles.



  Richard A. Eisner & Company, LLP

  New York, New York
  November 10, 2000

                              F1



                JENNIFER CONVERTIBLES, INC. AND
                         SUBSIDIARIES

                Consolidated Balance Sheets
             (in thousands, except for share data)


             ASSETS

            (SEE NOTE 5)
                                       August      August
                                      26, 2000    28, 1999
Current assets:
  Cash and cash equivalents          $   6,384  $    6,907
  Commercial paper                       3,025           0
  Accounts receivable                      328          31
  Merchandise inventories               11,064       9,634
  Due from Private Company, net
     of reserves of $6,430 and
     $6,654 at August 26, 2000
     and August 28, 1999,                1,494       1,184
     respectively
  Prepaid expenses and other               450         596
     current assets
       Total current assets             22,745      18,352

Store fixtures, equipment and
leasehold improvements
     at cost, net                        5,180       5,377
Deferred lease costs and other             505         611
     intangibles, net
Goodwill, at cost, net                   1,970       1,142
Other assets (primarily security           592         663
     deposits)
                                     $  30,992  $   26,145


    LIABILITIES AND (CAPITAL
           DEFICIENCY)

Current liabilities:
  Accounts payable, trade            $  15,036  $   15,030
  Customer deposits                      8,956       8,757
  Accrued expenses and other             4,959       4,447
      current liabilities
  Amounts payable under                    239         699
      acquisition agreement
        Total current liabilities       29,190      28,933

Deferred rent and allowances             5,058       5,185
Long-term obligations under                  0          63
     capital leases
       Total liabilities                34,248      34,181


Commitments and contingencies
    (Notes 9 and 10)

(Capital Deficiency):
  Preferred stock, par value $.01
      per share
      Authorized 1,000,000 shares
      Series A Convertible
      Preferred-10,000 shares issued
      and outstanding at August
      26, 2000 and August 28, 1999
      (liquidation preference
      $5,000)
      Series B Convertible
      Preferred-26,664 shares issued
      and outstanding at August
      26, 2000 and August 28, 1999
      (liquidation preference
      $133)
  Common stock, par value $.01 per
    share
      Authorized 10,000,000
      shares; issued and
      outstanding 5,704,058 shares
      at August 26, 2000
      and August 28, 1999                   57          57
  Additional paid-in capital            27,482      27,482
  Accumulated (deficit)                (30,795)    (35,575)
                                        (3,256)     (8,036)

                                     $  30,992  $   26,145

See Notes to Consolidated Financial Statements.

                                  F2

                   JENNIFER CONVERTIBLES, INC.
                        AND SUBSIDIARIES

              Consolidated Statements of Operations
                (In thousands, except share data)



                              Year         Year        Year
                              ended        ended       ended
                             August       August      August
                            26, 2000     28, 1999    29, 1998
                           (52 weeks)   (52 weeks)  (52 weeks)

Net sales                    $123,713    $109,284    $111,541

Cost of sales, including
store occupancy,
warehousing, delivery and
fabric protection
(including charges from the
Private Company
of $7,694, $8,917, and         78,323      71,607      74,054
$10,943, respectively)
Selling, general and           38,645      35,890      35,984
administrative expenses

Provision for losses
(recovery) of amounts
due from Private Company          107         (42)       (196)

(Income) loss from store           10          (9)        355
closings

Depreciation and                1,691       1,668       1,727
amortization
                              118,776     109,114     111,924

Operating income (loss)         4,937         170        (383)

Other income (expense):
  Royalty income                  259         388         386
  Interest income                 358         171         108
  Interest expense                (82)       (106)       (172)
  Other income, net               112         150         271
                                  647         603         593

Income before income taxes      5,584         773         210

Income taxes                      804         403         120

Net income                     $4,780        $370         $90



Basic income per common         $0.84       $0.06       $0.02
  share

Diluted income per common       $0.66       $0.05       $0.01
  share

Weighted average common
  shares outstanding        5,704,058   5,701,559   5,700,725
  basic income per share

Effect of potential common
  share issuance:

  Stock options                63,300      22,077      32,641

  Convertible preferred
    stock                   1,443,164   1,430,722   1,068,375

Weighted average common
   shares outstanding
   diluted income per
   share                    7,210,522   7,154,358   6,801,741

See Notes to the Consolidated Financial Statements.

                                      F3

                         JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                        Consolidated Statements of (Capital Deficiency)

              Years Ended August 26, 2000, August 28, 1999 and August 29, 1998
                             (In thousands, except share data)

                    Preferred stock     Preferred stock                         Additional   Notes receivable
                        Series A            Series B        Common Stock        paid-in     from warrant    Accumulated
                   Shares  Par Value  Shares  Par Value   Shares  Par Value     capital       holders        (deficit)       Total



Balances at August   -         -        -      -        5,700,725     57         22,911        (300)        (36,035)       (13,367)
30, 1997

Write off of notes
receivable from
warrant holders      -         -        -      -          -           -            (30)         30             -              -

Net income           -         -        -      -          -           -           -             -               90            90

Sale of Series A
  Preferred Stock   10,000     -        -      -          -           -          4,829          -              -           4,829

Balances at August
  29, 1998          10,000     -        -      -       5,700,725     57         27,710        (270)        (35,945)       (8,448)


Write off of notes
receivable from
 warrant holders     -         -        -      -          -           -           (270)        270             -             -

Exercise of stock    -         -        -      -           3,333      0              6          -              -               6
  options

Purchase of stock    -         -        -      -          -           -            (75)         -              -             (75)
options

Issuance of Series   -         -     26,664    -          -           -            111          -              -             111
B Preferred Stock

Net income           -         -        -      -          -           -            -            -              370           370

Balances at August  10,000     0     26,664    0       5,704,058     57         27,482          0          (35,575)       (8,036)
  28, 1999

Net income           -         -        -      -          -           -            -            -            4,780         4,780


Balances at August  10,000     0     26,664    0       5,704,058   $ 57        $27,482       $  0         $(30,795)      $(3,256)
  26, 2000

See Notes to Consolidated Financial Statements.

                                          F4

          JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows
                          (in thousands)

                             Year Ended   Year Ended      Year Ended
                             August 26,   August 28,       August 29,
                                2000         1999             1998
                             (52 weeks)   (52 weeks)       (52 weeks)

Cash flows from operating
activities:
Net income                       $4,780         $370              $90
Adjustments to reconcile net
income to net cash provided by
(used in) operating Activities:
  Depreciation and                1,691        1,668            1,727
    amortization
  Provision for warranty             46          100              100
    costs
  (Income) loss from store           10           (9)             355
    closings
  Deferred rent                    (186)        (313)            (183)
  (Recovery) provision for
    losses on amounts due from
    Private Company                 107          (42)            (196)
Changes in operating assets
    and liabilities (net of
    effect from purchases of
    licensee):
  Merchandise inventories        (1,224)         384           (2,075)
  Prepaid expenses and other        150         (208)              89
    current assets
  Accounts receivable              (212)         469              649
  Due from Private Company         (312)        (541)            (405)
  Other assets, net                 139           81                9
  Accounts payable trade                         113           (1,697)
   Customer deposits               (171)       1,865           (1,949)
  Accrued expenses and other        350         (428)            (121)
    payables
Net cash provided by (used        5,168        3,509           (3,607)
  in) operating activities

Cash flows from investing
activities:
 Capital expenditures            (1,130)        (743)            (141)
 Deferred lease costs and          (232)                           16
   other intangibles
 Payments of amounts payable       (461)
   under acquisition
   agreement
 Acquisition of Southeastern
    Florida Holding Company,
    net of $20 cash
    received                       (780)
Purchase of commerical paper     (3,025)
Net cash (used in) investing     (5,628)        (743)            (125)
  activities

Cash flows from financing
activities:
  Payments of obligations           (63)        (243)            (118)
    under capital leases
  Sale of Series A Preferred         -            -             4,829
    Stock
Net cash provided by (used          (63)        (243)           4,711
    in) financing activities


Net increase (decrease) in         (523)       2,523              979
cash and cash equivalents

Cash and cash equivalents at      6,907        4,384            3,405
beginning of year

Cash and cash equivalents at     $6,384       $6,907           $4,384
end of year



Supplemental disclosure of
cash flow information:

Income taxes paid                  $484         $418             $102

Interest paid                       $82         $106             $172

Supplemental disclosure of
non-cash financing
activities:

Issuance of Series B
  Preferred Stock-in
  settlement of liability                       $111
Acquisition of Limited
  Partnership interest and
  stock options
  through the issuance of                       $699
  notes payable

See Notes to Consolidated Financial Statements.


                                   F5

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)

(1)  Business

     The consolidated financial statements include the accounts of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and as described below, certain licensees. The Company is the owner and licensor of domestic sofabed specialty retail stores that sell a complete line of sofabeds and companion pieces such as loveseats, chairs and recliners, and specialty retail stores that sell leather living room furniture. As of August 26, 2000 and August 28, 1999, respectively, 102 and 84 Company-owned stores operated under the Jennifer Convertibles and Jennifer Leather names.

     The Company licensed stores to limited partnerships ("LP's") of which a subsidiary of the Company is the general partner.
The LP's have had cumulative losses since inception and the Company has made advances to fund such losses. The Company has control of the LP's and, as a result, consolidates the accounts of the LP's in its financial statements. Included in the Company's Consolidated Statement of Operations are the losses
of   the   LP's  in  excess  of  the   limited  partners'  capital
contributions.   As  of  August 26,  2000  and  August  28,  1999,
respectively, the LP's operated 46 and 62 stores under the Jennifer Convertibles name.

     The Company had also licensed stores to parties, certain of which may be deemed affiliates ("Unconsolidated Licensees"). Under the applicable license agreements, the Company is entitled to a royalty of 5% of sales. As of August 26, 2000 and August 28, 1999, respectively, 3 and 9 stores were operated by such Unconsolidated Licensees and the results of their operations are not included in the consolidated financial statements. In addition, as of August 26, 2000, 4 stores from which the Company is entitled to royalties, are owned by the Private Company (see below) which acquired such stores during the year then ended.

     Also not included in the consolidated financial statements are the results of operations of 21 owned stores and 4 licensed stores referred to above operated by a company (the "Private Company") which is owned by a principal stockholder who is also the brother-in-law of the Company=s Chairman of the Board and Chief Executive Officer. Until November 1994, the Private Company was owned by three of the officers/directors/principal stockholders of the Company. In November 1994, the Private Company redeemed the stock in the Private Company of two of the principal stockholders (Harley Greenfield and Edward Seidner) for notes in the amount of $10,273 which are due in 2023 and are collateralized by the assets of the Private Company and a pledge of the remaining stockholder=s stock in the Private Company to secure Fred Loves' personal guarantee of the notes. In connection with such transaction, Fred Love, the remaining principal stockholder, granted Messrs. Greenfield and Seidner options





                                F6

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)


expiring in November 2004 to purchase the 585,662  shares  of  the
Company's   Common Stock owned by him and the Private Company  for
$15.00 per share.

     The Company, the LP's, the Private Company and the Unconsolidated Licensees have had numerous transactions with each other as more fully discussed in Note 3. Further, the Company had made advances to the Private Company which have been substantially reserved for. Because of the numerous related party transactions, the results of operations are not necessarily indicative of what they would be if all transactions were with independent parties


     At August 26, 2000, the Company has both a working capital deficiency of $6,445 and a capital deficiency of $3,256. As discussed in Note 5, the Company has entered into a credit and security agreement with its largest supplier and the owner of the outstanding shares of the Series A convertible preferred stock, Klaussner Furniture Industries, Inc. ("Klaussner") (which in fiscal 2000 accounted for approximately 77% of the Company's purchases of merchandise) which effectively extended the payment terms for merchandise shipped. As of August 26, 2000, accounts payable includes $9,427 due to Klaussner ($10,620 at August 28, 1999).

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











                                F7

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)


     Commercial Paper

     Commercial   paper  is  carried  at  amortized  cost,   which
approximates market, and matures on January 8, 2001.

     Merchandise Inventories

   Merchandise   inventories  are stated  at  the  lower  of  cost
(determined on the  first-in,  first-out  method)  or market   and
are  physically  located,  as follows:


                           8/26/00    8/28/99
   Showrooms               $ 5,364    $ 4,203
   Warehouses                5,700      5,431
                           $11,064    $ 9,634


Vendor   discounts   and  allowances  in respect  to   merchandise
purchased by the Company are included as a reduction of inventory and cost of sales.

     Store Fixtures, Equipment and Leasehold Improvements

     Store fixtures and equipment are carried at cost less accumulated depreciation and amortization which is computed using the straight-line method over estimated useful lives or, when applicable, the life of the lease, whichever is shorter.
Betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases.

     Goodwill

     Goodwill   consists of the excess of cost  of  the  Company's
investments in certain subsidiaries over the fair value of net assets acquired. Impairment is assessed based on cash flows of
the   related  stores.  Goodwill  is being amortized over  periods of ten to forty years from the acquisition date using the straight-
line  method.   Accumulated amortization at August  26,  2000  and
August 28, 1999 amounted to $302 and $185, respectively.












                                F8

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)


     Deferred Lease and Other Intangible Costs

     Deferred   lease  costs,   consisting   primarily  of   lease
commissions  and payments made to assume  existing   leases,   are
deferred and amortized  over the term of the lease.

     Deferred Rent and Allowances

     Pursuant to certain of the Company's leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and work allowances granted by the landlord. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases reduced by work allowances granted, on a straight-line basis, over the respective lease term. Accordingly, the Company has recorded deferred rent and allowances of $5,058 and $5,185 at August 26, 2000 and August 28, 1999, respectively.

     Revenue Recognition

     Sales are recognized upon delivery of the merchandise to the customer. A minimum deposit of 50% is typically required upon placing a non-financed sales order. The Company also finances sales and sells financed receivables on a non-recourse basis to a finance company. Fees paid to the finance company are included in selling, general and administrative expenses.

     Income  Per Share

     Basic income per common share is computed by dividing the net income after reduction for cumulative preferred stock dividends of $9 and $7 in 2000 and 1999, respectively, by the weighted average number of shares of common stock outstanding during each period. Diluted income per share reflects the assumed conversion of Convertible Preferred Stockand exercise of options and warrants.

     Advertising

     The Company advertises in newspapers, radio and on television. Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses for the years ended August 26, 2000, August 28, 1999 and August 29, 1998 aggregated $13,163, $11,699 and
$10,819, respectively, net of amounts charged to the Private Company and Unconsolidated Licensees (see Note 3).







                                F9

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)


     Warranties

     Estimated   warranty  costs are  expensed in the same  period
that sales are recognized.

     Concentration of Risks

     During fiscal 2000, the Company purchased 77% and 8%, respectively, of its inventory from two suppliers under normal or extended trade terms.

     The Company utilizes many local banks as depositories for cash receipts received at its showrooms. Such funds are transferred daily to a concentration account maintained at one commercial bank. At August 26, 2000 and August 28, 1999, amounts on deposit with this one bank totaled 88% and 89% of total cash, respectively.

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

     Segment Information

     Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information" requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 permits operating segments to be aggregated if they have similar economic characteristics, products,









                                F10

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)


type of customers and methods of distribution. Accordingly, the Company's specialty furniture stores are considered to be one reportable operating segment.

     Pre-Opening Costs

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities to be expensed as incurred. SOP 98-5 became effective for the year ended August 26, 2000. The adoption of SOP 98-5 did not have a material effect on the Company=s financial statements for the year ended August 26, 2000.


(3)  Related Party Transactions

     The Private Company, pursuant to a warehouse agreement which expires in 2001, provides services to the Company and the LP's relating to distribution, inventory control reporting and data processing. The Company and LP's, which utilize warehouse and distribution facilities leased and operated by the Private Company, pay a monthly warehousing fee based on 5% of the retail sales prices and a portion of fabric protection revenue collected from customers, excluding sales from stores opened after July 1, 1999. On February 9, 1999, the Company entered into an amendment to the warehouse agreement which reduced the monthly warehousing fees by $150 through December 31, 2000. In connection therewith, the Company assumed certain payroll costs previously paid by the Private Company. Additionally, the Private Company provides fabric protection and warranty services at pre-determined rates. Freight services were provided at pre-determined rates until April 2000 when the Company began arranging freight services independently. The Company's cost of sales includes these charges. Revenue from customers for fabric protection services is included in net sales. Indicated below are the amounts charged by the Private Company:

                                     Years Ended
                              8/26/00   8/28/99   8/29/98
Included in Cost of Sales:
  Freight                    $  1,282   $2,363     $  2,775
  Fabric protection services   2,300     2,292        2,592
  Warehousing fees             4,112     4,262        5,576

     Total                   $ 7,694   $ 8,917      $10,943








                                F11

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)

     The Company has assumed the responsibility from the Private Company for purchasing merchandise for itself, the LP's, the Unconsolidated Licensees and the Private Company. During the years ended August 26, 2000, August 28, 1999 and August 29, 1998, approximately $10,537, $11,646, and $11,745, respectively, of inventory at cost (before rebates) was purchased by the Private Company through the Company and $1,983, $3,988, and $3,195, respectively, of inventory at cost (before rebates) was purchased by the Unconsolidated Licensees through the Company. The Company receives the benefit of any vendor discounts and allowances in respect to merchandise purchased by the Company on behalf of the LP's and certain other licensees. The Private Company receives the benefit of any discounts refunded or credited by suppliers in respect of merchandise purchased by the Private Company through the Company. Benefits to the Private Company on account of discounts aggregated $444, $619 and $628 for the fiscal years ended August 26, 2000, August 28, 1999 and August 29, 1998, respectively.

     The Company has assumed the responsibility of advertising for itself, the LP's, the Unconsolidated Licensees and the Private Company. Under the arrangement, the Private Company and Unconsolidated Licensees are charged a share of advertising costs. Such charges aggregated $1,800, $2,240, and $2,139 for the years ended August 26, 2000, August 28, 1999 and August 29, 1998, respectively.

     Two executive officers of the Company and a relative of one of the officers, own or owned interests in five Unconsolidated Licensee stores. In March 2000, three of the stores were acquired by the Private Company. Royalty income from the five stores amounted to $259, $388 and $386 for the fiscal years ended 2000, 1999, and 1998 respectively.

     The Private Company and the Company have agreed to offset, on a monthly basis, amounts owed by the Private Company and certain Unconsolidated Licensees to the Company for purchasing, advertising and other services against amounts owed by the Company to the Private Company for warehousing services, fabric protection, freight and other services. To the extent that either party owes the other an amount in excess of $1,000 for current obligations, such excess is to be paid in cash to either party. Since the inception of this agreement in March
1996, the Private Company has paid current obligations in excess of $1,000. Due to the uncertainty of collectibility, certain amounts due from the Private Company which principally relate to the years prior to the Offset Agreement have been fully reserved in the consolidated financial statements.

          Pursuant to a proposed settlement agreement with the Private Company that was never completed (see Note 10), the
Company entered into the monthly offset agreement, described above. The Private Company has





                            F12

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)

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

     A  director  (and   stockholder)  of  the  Company   received
approximately $158, $153, and $154 in legal fees in the fiscal years ended in 2000, 1999, and 1998, respectively.

     See Note 5 for transactions with Klaussner.


     (4)  Store Fixtures, Equipment and Leasehold Improvements


                                      08/26/00    08/28/99

     Automobiles                  $      68       $      58
     Store fixtures and furniture     5,529           6,134
     Leasehold improvements           6,402           6,762
     Computer equipment               1,262           1,551

                                     13,261          14,505
     Less:  Accumulated depreciation
           and amortization          (8,081)         (9,128)

                                   $  5,180          $5,377


















                                F13

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)


     (5)  Transactions with Klausnner:

     The Company and Klaussner have executed a Credit and Security Agreement that provides that Klaussner effectively extend the payment terms for merchandise shipped from 60 days to 81 days and provides Klaussner with a security interest in all the Company's assets including accounts receivable, inventory, store fixtures and equipment, as well as the assignment of leaseholds, trademarks and a license agreement to operate the Company's business in the event of default and non-payment. The Company has agreed to pay Klaussner a late payment fee of .67% per month times the sum of all invoices outstanding for more than 60 days at each month end. At August 26, 2000 and August 28, 1999, the Company owed Klaussner $9,427 and $10,620, respectively, no portion of which exceeded the 60 day payment terms.

     Purchase  allowances  of $2,101 (2000),   $1,889  (1999)  and
$1,694 (1998) were obtained from Klaussner which reduced cost of goods sold.

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

     On December 8, 1999, Klaussner entered into an agreement with the Company in which it agreed, subject to certain conditions, to loan $150 for each new store approved by Klaussner. The agreement provides that the maximum aggregate amount of the loans will be $1,500 (10 stores). Each such loan will be evidenced by a three year note, bearing interest at the then LIBO rate for three month loans plus 3%. Payment of the notes may be accelerated under certain conditions, including the closing of the store funded by the related loan or if the Company is not purchasing at least 50% by dollar volume of their upholstered furniture from Klaussner. As additional consideration, the Company has agreed to pay an additional premium on furniture purchased from Klaussner to satisfy orders originating from new stores funded by these loans. Such premium would be 3% of the customary cost of such merchandise until the note is paid in full and would decrease to 2% for the 10 years after the note is paid. Such premium payments would cease after such 10 year period. As of August 26, 2000, no amounts have been borrowed by the Company under the agreement.







                                F14

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)


     In addition, on December 8, 1999, Klaussner granted to the Company's Chief Executive Officer an option to purchase 2,106 shares of preferred stock owned by Klaussner. Such shares are convertible into 300,000 shares of the Company's common stock. The exercise price of the option is $5.00 per share of such underlying common stock. The option is exercisable until August 31, 2004, unless terminated earlier by certain events, including termination of employment.


     (6)  Income Taxes

     Components of income tax expense are as follows:

                                   Years Ended
                         8/26/00    8/28/99      8/29/98
     Current:
               Federal   $100      $  -0-         $ -0-
               State      704         403           120

          Deferred
               Federal    -0-         -0-           -0-
               State      -0-         -0-           -0-

                         $804        $403          $120

          Expected  tax  expense   based  on  the  statutory  rate
is reconciled with actual tax expense as follows:

























                                F15

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)


                                          Percent of Pre-Tax Earnings
                                                  Years Ended
                                        8/26/00      8/28/99    8/29/98

     "Expected"  tax  expense            34.0%        34.0%       34.0%
     Increase (reduction) in taxes
       resulting from:
          State income tax, net of
            federal  income  tax benefit  8.4%        34.4%       36.8%
          Non-deductible  items           2.1%         6.8%       25.5%
        Disallowances pursuant to:
           Revenue  Agents  Report        --           --         90.6%
        Other                             0.9%         1.1%        1.3%

        Utilization of net operating
            Loss   carryforwards        (31.0)%      (24.2)%     (131.1)%

                                         14.4%        52.1%        57.1%


     The   principal    components   of   deferred   tax   assets,
liabilities and the valuation allowance are as follows:

                                         August 26, 2000    August 28, 1999

     Deferred tax assets:

        Federal and state net operating
          loss carryforwards                 $  3,696       $  5,753
        Reserve for losses on loans and
           advances                             2,598          2,727
        Accrued partnership losses                 32             41
        Deferred rent expense                   1,885          1,231
        Inventory capitalization                  345            253
        Other expenses for financial
          reporting, not yet deductible
           for taxes                              242            506









                                F16

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)


          Total deferred tax assets, before
            valuation allowance                   8,798         10,511
      Less: Valuation allowance                  (7,133)        (8,832)
          Total deferred tax assets              $1,665        $ 1,679


     Deferred tax liabilities:

        Excess of book over tax basis of
          store fixtures,equipment and
          leasehold improvements                 $1,601        $ 1,552
        Other                                        64            127

          Total deferred tax liabilities          1,665          1,679


            Net deferred tax assets               $ -0-         $  -0-

     A valuation allowance has been established to offset a portion of the deferred tax asset as the Company has not determined that it is more likely than not that the available net operating loss carryforward or deductible temporary differences will be utilized. During the years ended August 26, 2000, August 28, 1999 and August 29, 1998, the valuation allowance decreased by $(1,699), ($187), and ($282), respectively.

     As of August 26, 2000, the Company has a net operating loss carryforward for federal income tax purposes of approximately $10,000, expiring $7,000 in the year 2011, $1,000 in the year 2012 and $2,000 in the year 2018.

     (7)  Acquisitions

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









                                F17

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)


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

          On August 20, 1999, the Company purchased the limited partner's interest in the Chicago Partnership, and options, which were due to expire in 2001, to purchase 1,200,000 shares of common stock (held by a former consultant of the Company who is related to the limited partner) at $8.00 per share. The aggregate purchase price for the partnership interests and options was $699. The purchase price was paid, $252 in cash on September 1, 1999 and the balance of $447 by issuance of a note bearing interest at 3% over prime and payable in two installments of $223 on February 1, 2000 and September 1, 2000. As of September 1, 2000, the note has been paid in full. The portion of the purchase price ($624) allocated to the purchase of the limited partnership interest was charged to goodwill and the portion ($75) allocated to the purchase of the option was charged to additional paid-in capital.

          On March 23, 2000 the Company purchased the stock of the previously unconsolidated licensee known as Southeastern Florida Holding Company, which owned six stores in Florida, for the sum of $800. The purchase price was allocated to the net liabilities assumed, and the balance ($870) has been charged to goodwill. Had the acquisition taken place as of August 29, 1999, the pro-forma effect on revenues, net income and net income per share (unaudited) for fiscal 2000 and 1999 is as follows:


                                           2000        1999
          Revenue                        $125,950    $113,078
          Net income                        4,564          44
          Basic income per share             0.80        0.01
          Diluted income per share           0.63        0.01






                                F18

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)

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

          Additional  information  with respect to the   Company's
     stock options under and outside the Plans is as follows:

                           Options             Exercisable Options
                                Weighted                    Weighted
                                 Average                    Average
                                Exercise                   Exercise
                      Number of   Price          Number of   Price
                      Shares     Per Share        Shares   Per Share
     Share
          Outstanding at
           8/31/97    1,229,047    $3.99            480,381   $7.07
            Granted     143,000    $2.31
            Canceled  (  13,667)   $2.00
          Outstanding at
           8/29/98    1,358,380    $3.84            738,670   $5.33

           Exercised (    3,333)   $2.00
           Canceled  (    1,000)   $2.00
           Expired   (   50,000)   $5.00
          Outstanding at
           8/28/99    1,304,047    $3.80            970,661   $4.39

           Granted      697,047    $2.76
           Canceled    (396,047)   $6.00
          Outstanding at
            8/26/00   1,605,047    $2.80            998,656   $2.91







                                F19

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)


          As of August 26, 2000, the number of shares of Common Stock reserved for options available for grant under the Plans was 16,620, and the weighted average remaining contractual life of the outstanding options is 7.7 years.

          In May 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan") under which 500,000 shares of common stock were reserved for issuance.

          The Company applies APB No. 25 in accounting for its stock option plan, which requires the recognition of compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the grant date. Had compensation expense been determined based upon the fair value of the options at the grant date, as prescribed under SFAS No. 123, the Company's net income would have been as follows:

                                    2000        1999      1998

     Net Income (Loss):
       As reported                  $4,780     $ 370    $   90
       Pro  forma under SFAS 123    $4,406     $  17    $ (181)
       Basic income (loss) per share:
       As reported                   $0.84     $0.06    $ 0.02
       Pro   forma  under  SFAS
         123                         $0.77     $0.00    $(0.03)
       Diluted income (loss) per share:
       As reported                   $0.66     $0.05    $ 0.01
       Pro   forma  under  SFAS  123 $0.61     $0.00    $(0.03)


          The weighted average fair value on the date of grant of options granted is estimated at $0.59 and $1.03 in 2000 and 1998, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                     2000   1998

     Risk-free interest rate         5.10%   5.76%
     Expected life of options           5       5
     Expected stock price volatility   40%     44%
     Expected dividend yield            0%      0%











                                F20

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)

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


     (9)   Commitments and other

           Leases

           The Company and LP's lease retail store locations under operating leases for varying periods through 2013 which generally are renewable at the option of the lessee. Certain leases contain provisions for additional rental payments based on increases in certain indexes. Future minimum lease payments for all non-cancelable leases with initial terms of one year or more consisted of the following at August 26, 2000:

                         Year Ending August

                    2001                  $13,858
                    2002                   13,193
                    2003                   11,329
                    2004                    9,325
                    2005                    5,231
                    Thereafter             11,846

                                          $64,782

           Rental expense for all operating leases amounted to approximately $15,101, $13,661, and $13,559 net of sublease income of $196, $184, and $222 for the years ended August 26, 2000, August 28, 1999 and August 29, 1998, respectively.

           The Company and LP's have long-term capital leases for certain equipment. The leases are for periods of three to five years with an option to purchase at the end of the lease periods for a nominal price.










                                F21

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)


           Certain Limited Partnership Agreements

          In 1992, the Company entered into three additional Limited Partnership Agreements (the "Agreements") establishing LP's III, IV and V which required the limited partners to invest $1,000 in each partnership. The Agreements called for the opening of 25 Jennifer Convertible stores in each partnership. Under the terms of the Agreements, the Company was to receive a fee of $10 per store, plus a royalty of 5% of the partnership's sales. The Company has recorded the operating losses of the LP's in excess of the limited partners capital contributions in the Consolidated Statements of Operations (see Note 1). As part of the Agreements, the Company received options to purchase the limited partners'
     interest commencing January 1999 at a price of five times the partnership's earnings before income taxes for the prior year, as defined. Also, pursuant to the Agreements, the limited partners can put their interest to the Company for either 100,000 shares of stock of the Company or $1,000 compounded at 25% if there is a change in management, as defined, through the year 2002.

          On    December    31,   1996,   the   Private    Company
     acquired    the   limited  partners'   interests   in   these
     partnerships.

          Letters of Credit

          The private label credit card program requires the Company to issue $1,200 in standby letters of credit on various dates to January 2001. The Private Company is participating in this program and has provided 25% of the cash needed to fund standby letters of credit. Such letters of credit will be terminated when the Company achieves certain specified levels of profitability.

          Since the Company met all the financial criteria required by the private label credit card program, in November 2000, the private label credit card program released the Company of the requirement to maintain $1,200 standby letter of credit.

          Employment Agreements

          On August 15, 1999, the Chief Executive Officer of the Company entered into a five-year employment agreement with a base salary of $400 per annum. The agreement provides for bonuses based on earnings and revenues.







                                F22

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)



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

          Accrued Expenses and Other Current Liabilities

          The components of accrued expenses and other current liabilities are:

                                            8/26/00    8/28/99

          Advertising                      $     722   $ 1,182
          Payroll                              1,091       887
          Legal                                   43       184
          Accounting                             199       178
          Store closings                          80        70
          Litigation settlement costs            279       279
          Sales tax                              712       505
          Warranty                               450       404
          Income Tax                             420       100
          Freight                                 96       -0-
          Other                                  867       658

                                           $   4,959   $ 4,447


     (10) Claims and Litigation

          Conclusion of the Independent Committee

          A draft complaint ("Complaint") on behalf of an unnamed plaintiff was delivered to the Company in March 1994. The Complaint raised certain issues and potential causes of action that may exist in favor of the Company against the Private Company and others. The Company's President advised the Board of Directors that, in his view, the Complaint was









                                F23

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)


     without merit. The Board appointed an independent committee (the "Committee") consisting of one director to investigate the allegations in the Complaint and certain other matters.

          On November 22, 1994, the same director who was on the Committee submitted a letter to the President of the Company which contained information relevant to the (1) funding of Southeastern Florida Holding Corporation (S.F.H.C.) which was an Unconsolidated Licensee and (2) the funding of Limited Partnerships (LP's) III through V. The letter essentially detailed the flow of funds from the Private Company, certain Unconsolidated Licensees and the Company to S.F.H.C. and its subsidiary ("Summit"). Additionally, it disclosed that as of August 27, 1994, S.F.H.C. had a receivable from officers of $1,861. It asserted that neither (a) the payment to fund S.F.H.C.'s purchase of the stock of Summit nor (b) the capital contributions to LP's III through V were obtained from sources outside the Company or the Private Company.

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










                                F24

           JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
       August 26, 2000, August 28, 1999 and August 29, 1998
              (In thousands except for share amounts)



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

          On November 30, 1998, the court approved the settlement of the class action litigation. The settlement provided for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7,000 in cash and Preferred Stock having a value of $370. The cash portion of the settlement was funded entirely by insurance company proceeds. The Company issued 26,664 shares of Series B Preferred Stock, convertible into 18,664 shares of the Company's common stock, based on valid proofs of claims actually filed. These shares are non-voting, have a liquidation preference of $5.00 per share ($133) and accrue dividends at the rate of $.35 per share per annum (cumulative unpaid dividends of $16 at August 26, 2000). The preferred stock is convertible at the option of the Company at anytime after the common stock trades at a price of at least $7.00 per share. Estimated settlement costs had been accrued in a prior year and, accordingly, $110 of the excess of the accrual relating to both the class and the derivative actions has been credited to other income, net in the year ended August 28, 1999 and the $279 balance of the accrual is included in accrued expenses for estimated remaining legal fees in connection with the derivative litigation.

          The Company had entered into settlement agreements as to the derivative litigation, subject, in the case of certain of such agreements, to court approval of such settlement by a certain date. Such court approval was not obtained by such date. The Company and the Private Company are negotiating with respect to a new settlement. There can be no assurance that a settlement will be reached or as to the terms of such settlement (see Note 3).

          A group of shareholders claiming to own approximately 8.5% of the outstanding shares of the Company have filed (as a group) objections to the fairness of the previously proposed settlement agreements. The group has requested deposition and document discovery in advance of any hearing on the fairness of any settlement, and the Company has provided some document and deposition discovery voluntarily. However, the group of objectors has made a motion for additional discovery which the Company has opposed. The motion is still pending. The ultimate outcome of the derivative litigation is not presently determinable.
                                F25