Form 10-Q
period 2000-11-25
JENNIFER CONVERTIBLES INC
filed 2001-01-08
CIK 806817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D C.  20549
                            FORM 10-Q

     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended November 25, 2000

                               or

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

Registrant's telephone number, including area code: (516)496-1900

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

Indicate the number of shares outstanding of the issuer's common stock as of November 25, 2000: 5,704,058

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

           Index to Consolidated Financial Statements




Part I - Financial Information

Item I - Financial Statements

Consolidated Balance Sheets at November 25, 2000
  (Unaudited) and August 26, 2000............................. 2

Comparative Consolidated Statements of Operations
  (Unaudited) for the thirteen weeks ended
   November 25, 2000 and November 27, 1999.................... 3

Comparative Consolidated Statements of Cash Flows
  (Unaudited) for the thirteen weeks ended
   November 25, 2000 and November 27, 1999.................... 4

Notes to Unaudited Consolidated Financial Statements.......... 5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................. 7

Item 3 - Quantitative and Qualitative Disclosures about
         Market Risk..........................................10

Part II - Other Information...................................11

    PART I - Financial Information

Item I.      Financial Information

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                 Consolidated Balance Sheets

              (In thousands, except for share data)

ASSETS
                                     November       August
                                     25, 2000     26, 2000
                                    (unaudited)                                     ed)
Current assets:
  Cash and cash equivalents            $6,794       $6,384
  Commercial paper                      3,074        3,025
  Accounts receivable                     661          328
  Merchandise inventories              12,519       11,064
  Due from Private Company and
    Unconsolidated Licensees,
    net of reserves of $6,430 at
    November 25, 2000 and August
    August 26, 2000                     1,985        1,494
  Prepaid expenses and other
    current assets                        441          450

    Total current assets               25,474       22,745

Store fixtures, equipment and
leasehold improvements at cost, net     5,248        5,180
Deferred lease costs and other
  intangibles, net                        464          505
Goodwill, at cost, net                  1,928        1,970
Other assets (primarily security
  deposits)                               595          592

                                      $33,709      $30,992


LIABILITIES AND (CAPITAL
DEFICIENCY)

Current liabilities:
  Accounts payable, trade             $15,810      $15,036
  Customer deposits                    10,431        8,956
  Accrued expenses and other
    current liabilities                 5,652        4,959
  Amounts payable under
    acquisition agreement                   0          239

    Total current liabilities          31,893       29,190

Deferred rent and allowances            4,989        5,058

    Total liabilities                  36,882       34,248

Commitments and contingencies

(Capital deficiency)
  Preferred stock, par value $.01
    per share.
    Authorized 1,000,000 shares
    Series A Convertible
    Preferred - 10,000 shares
    issued and outstanding at November
    25, 2000 and August 26, 2000
    (liquidation preference
    $5,000)
    Series B Convertible
    Preferred - 26,664 shares
    issued and outstanding at November
     25, 2000 and August 26, 2000
    (liquidation preference $133)
  Common stock, par value $.01 per
     share
    Authorized 10,000,000 shares;
    issued and
    outstanding 5,704,058 shares
    at November 25,
    2000 and August 26, 2000               57           57
  Additional paid in capital           27,482       27,482

  Accumulated (deficit)               (30,712)     (30,795)

                                       (3,173)      (3,256)

                                      $33,709      $30,992

See accompanying notes to unaudited consolidated financial statements.

      JENNIFER CONVERTIBLES INC. AND
               SUBSIDIARIES

  Consolidated Statements of Operations

      (in thousands, except share data)

                (unaudited)
                                             Thirteen    Thirteen
                                               weeks       weeks
                                               ended       ended
                                             25-Nov-00   27-Nov-99
Net sales                                      $32,882     $32,061

Cost of sales, including store occupancy,
warehousing, delivery and fabric protection     20,787      20,126

Selling, general administrative expenses        11,564      10,807

Depreciation and amortization                      452         413
                                                32,803      31,346

Operating income                                    79         715

Other income:
  Royalty income                                    37          92
  Interest income                                  135          70
  Interest expense                                 (17)        (25)
  Other income, net                                (18)        125
                                                   137         262

Income before income taxes                         216         977

Income taxes                                       133          98

Net income                                         $83        $879

Basic income per common share                       $0          $0

Diluted income per common share                     $0          $0

Weighted average common shares outstanding
  basic income per share                     5,704,058   5,704,058

Effect of potential common share issuance:
  Stock options                                147,263      11,646
  Convertible preferred stock                1,443,165   1,443,165

Weighted average common shares outstanding
  diluted income per share                   7,294,486   7,158,869


See accompanying notes to unaudited consolidated financial statements.

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

   Consolidated Statements of Cash Flows

          (in thousands) (unaudited)

                                                Thirteen      Thirteen
                                                 weeks         weeks
                                                 ended          ended
                                               25-Nov-00     27-Nov-99

Cash flows from operating activities:
Net income                                           $83          $879
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                     452           413
   Deferred rent                                     (69)         (127)
Changes in operating assets and liabilities:
   (Increase) in merchandise inventories          (1,455)         (828)
   (Increase) decrease in prepaid expenses
     and other current assets                        (41)          334
   (Increase) in accounts receivables               (332)         (470)
   (Increase) in due from Private Company           (491)          (14)
   (Increase) decrease in other assets, net           (2)            9
   Increase (decrease) in accounts payable trade     773          (504)
   Increase in customer deposits                   1,475            99
   Increase in accrued expenses and other
     payables                                        692           565

Net cash provided by operating activities          1,085           356


Cash flows from investing activities:
  Capital expenditures                              (436)         (151)

Net cash used in investing activities               (436)         (151)

Cash flows from financing activities:
  Payments of obligations under capital leases         0           (23)
  Payment of note payable                           (239)            0

Net cash used in financing activities               (239)          (23)

Net increase in cash and cash equivalents            410           182

Cash and cash equivalents at beginning of          6,384         6,907
period

Cash and cash equivalents at end of period        $6,794        $7,089



Supplemental disclosure of cash flow
information:

      Income taxes paid during the period           $543           $98

      Interest paid                                  $17           $25



See accompanying notes to unaudited consolidated financial statements.

                   JENNIFER CONVERTIBLES, INC.
      Notes to Unaudited Consolidated Financial Statements
         For the Thirteen Weeks Ended November 25, 2000
           (In thousands except for share amounts)


(1)       Basis of Presentation

         The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. (the "Company") and subsidiaries and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry, the operating results for the interim period ended November 25,
2000  are  not necessarily indicative of the results  that  may  be
expected  for the year ending August 25,2001.   For  further
information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 26, 2000.

(2)       Merchandise Inventories

           Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                                   11/25/00 8/26/00
          Showrooms                               $  5,366   $5,364
          Warehouses                                 7,153    5,700
                                                  $ 12,519  $11,064

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

                   JENNIFER CONVERTIBLES, INC.
      Notes to Unaudited Consolidated Financial Statements
         For the Thirteen Weeks Ended November 25, 2000
             (In thousands except for share amounts)


as a defendant in at least one action) in: (a) the United States District Court for the Eastern District of New York, entitled Philip E. Orbanes V. Harley J. Greenfield, et al., Case No. CV 94-5694 (DRH) and Meyer Okun and David Semel V. Al Ferrara, et al., Case No. CV 95-0080 (DRH); Meyer Okun Defined Benefit Pension Plan, et al. V. Bdo Seidman & Co., Case No. CV 95-1407
(DRH); and Meyer Okun Defined Benefit Pension Plan V. Jerome I. Silverman Company, et. al., Case No. CV 95-3162 (DRH); (b) the Court of Chancery for the County of New Castle in the State of Delaware, entitled Massini
V.  Harley Greenfield, et. al., Civil Action No. 13936 (WBC); and
(c) the Supreme Court of the State of New York, County of New York, entitled Meyer Okun Defined Benefit Pension Plan V. Harley J. Greenfield, et. al., Index No. 95-110290.


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

                   JENNIFER CONVERTIBLES, INC.

           For the Thirteen Weeks Ended November 25, 2000
             (In thousands except for share amounts)



Item 2.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Results of Operations:

         Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U. S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to the risk factors set forth under the caption "Risk Factors" in the Company's Annual Report on Form
10-K  for  the  fiscal  year ended August  26,  2000.   In
addition to statements, which explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be uncertain and forward-looking.


Net Sales:

       During   the  thirteen  week  period  ended November  25, 2000,
our sales increased by 3% to $32,882 from the $32,061 reported for the same period in the prior year. Comparable store sales (sales at those stores open for the entire thirty-ninethirteen week period in the current and prior year) increaseddecreased by 611.3%. This is attributable to a slow down in the economy along with a backlog of merchandise not received from a supplier.

Cost of Sales:

      Cost of sales was $20,787 and increased by 0.4% as a percentage of sales to 63.2%, as compared to $20,126 or 62.8% as a percentage of sales for the same thirteen week period in the prior year. The increase of 0.4% as a percentage of sales is primarily attributable to an increase in store occupancy costs.

                   JENNIFER CONVERTIBLES, INC.

          For the Thirteen Weeks Ended November 25, 2000
             (In thousands except for share amounts)


Selling, General and Administrative and Other Expenses:

     For the thirteen week period ended November 25, 2000, selling, general and administrative expenses were $11,564 (35.2% as a percentage of sales) as compared to $10,807 (33.7% as a percentage of sales) for the same period last year. The most significant reason for this increase was an increase in advertising as a percentage of sales.

      Interest income was $135 for the thirteen week period ended
November 25, 2000 as compared to $70 for the same period last year. The increase is due to more available cash to invest and higher returns on investments.

      Royalty  income was $37 for the thirteen week period  ended
November 25, 2000 as compared to $92 for the same period last year. The decrease is due to six stores previously paying us royalties purchased by the us in March 2000.

Merchandise Inventories:

     During the thirteen weeks ended November 25, 2000, total inventories increased by $1,455. The increase in inventories is attributable to an increase of undelivered sales.


Liquidity and Capital Resources:

      At November 25, 2000, we had an aggregate working capital deficiency of $6,419 compared to a deficiency of $6,445 at August 26, 2000 and had available cash and cash equivalents of $6,794 compared to $6,384 at August 26, 2000. The increase in working capital is due to our positive results from operations over the last thirteen week period.

     We continue to fund the operations of certain of our limited partnership licensees whose results are included in our consolidated financial statements, some of which continue to generate operating losses. Any such losses have been consolidated in our consolidated financial statements. It is our intention to continue to fund these operations in the future. Our receivables from the private company and the unconsolidated licensees had been substantially reserved for in prior years. There can be no assurance that the total reserved amount of receivables of $6,430 as of November 25, 2000 will be collected.

                   JENNIFER CONVERTIBLES, INC.

           For the Thirteen Weeks Ended November 25, 2000
             (In thousands except for share amounts)



      Starting in 1995, the private company and we entered into offset agreements that permit us to offset our current monthly obligations to each other up to in excess of $1,000. Amounts in excess of $1,000 are paid in cash. Based on the payment terms of these offset agreements, current obligations of the private company and the unconsolidated licensees as of November 25, 2000 have been paid. Additionally, as part of such agreements, the private company in November 1995 agreed to assume certain liabilities owed to us by the unconsolidated licensees.

           In  March  1996,  we  executed a Credit  and  Security
Agreement   with  our  principal  supplier,  Klaussner  Furniture
Industries,   Inc.,   which  extended  the  payment   terms   for
day   payment  terms  by  more  than  14  days.  As of November  25,
2000, there were no amounts owed  to  Klaussner which  were  over these extended terms. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of .67% per month for invoices we pay beyond the normal 60 day terms. This provision became
effective commencing with the month  of  January  1998.   As part of the
Credit and Security Agreement, we granted to Klaussner a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a licensee agreement to operate our business in the event of our default.

     We opened three stores and had no store closings during the thirteen weeks ended November 25, 2000. We spent $436 for capital  expenditures during the thirteen week  period
and we anticipate capital expenditures of approximating $1,500 during  the balance of fiscal 2001 to support the opening  of new  stores.  A portion of our store openings may  be  funded  by
Klaussner  pursuant  to an agreement, entered  into  in  December
1999,  pursuant  to  which Klaussner agreed, subject  to  certain conditions,  to  lend us $150 per new store  for  up  to  10  new stores. Each loan will be evidenced by a three-year note, bearing interest  at  the  LIBOR  plus  3%.  The  notes  are  subject  to acceleration under certain circumstances including closing of the stores  funded by the loan or if we do not purchase at least  50%
of our upholstered furniture by dollar volume from Klaussner. In addition, Klaussner will be entitled to a premium on the cost of furniture purchased from it by us for sale to customers of the stores funded by Klaussner. To date, we have not borrowed any funds from Klaussner under this arrangement.

           We  anticipate continued positive operating cash  flow
through   the  end  of  fiscal  2001.   In  the  opinion   of
management, this positive cash flow will be adequate to fund operations during the current fiscal year.

                   JENNIFER CONVERTIBLES, INC.

          For the Thirteen Weeks Ended November 25, 2000
             (In thousands except for share amounts)






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



                          JENNIFER CONVERTIBLES, INC.


January 8, 2001  By: /s/    Harley J. Greenfield
                            Harley  J. Greenfield, Chairman  of
                            the   Board   and  Chief  Executive
                            Officer

January 8, 2001  By: /s/    Rami Abada

                            Rami,    Abada,    Interim    Chief
                            Financial Officer