Form 10-Q
period 2001-02-24
JENNIFER CONVERTIBLES INC
filed 2001-04-06
CIK 806817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D C.  20549
                            FORM 10-Q

     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended February 24, 2001

                               or

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

Indicate the number of shares outstanding of the issuer's common stock as of February 24, 2001: 5,704,058

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                              Index




Part I - Financial Information

     Item I - Financial Statements

     Consolidated Balance Sheets at February 24, 2001  (Unaudited)
     and August 26,  2000                                                2

     Comparative Consolidated Statements of Operations
     (Unaudited) for the thirteen weeks and twenty-six weeks
     ended February 24, 2001 and February 26, 2000                       3

     Comparative Consolidated Statements of Cash Flows
     (Unaudited) for the twenty-six weeks ended
     February 24, 2001 and February 26, 2000                             4

     Notes to Unaudited Consolidated Financial Statements                5

     Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7

     Item 3 - Quantitative and Qualitative Disclosures about
          Market Risk                                                   10

Part II - Other Information                                             11

Signatures                                                              12

                        PART I - FINANCIAL INFORMATION
                         Item I - Financial Statements

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets
                    (In thousands, except per share data)
ASSETS                                          February      August
                                                24, 2001     26, 2000
                                               (Unaudited)   (Note 1)
Current assets:
  Cash and cash equivalents                        $8,705      $6,384
  Commercial paper                                      0       3,025
  Accounts receivable                                 341         328
  Merchandise inventories-Note 2                   12,360      11,064
  Due from private company and
   unconsolidated licensees,
   net of reserves of $4,826 and $$6,430
   respectively                                     1,720       1,494
  Prepaid expenses and other current
    assets                                            741         450

    Total current assets                           23,867      22,745

Store fixtures, equipment and leasehold
improvements, at cost, net                          5,147       5,180
Deferred lease costs and other
  intangibles, net                                    451         505
Goodwill, at cost, net                              1,883       1,970
Other assets (primarily security                      596         592
deposits)

                                                  $31,944     $30,992

LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
  Accounts payable, trade                         $14,090     $15,036
  Customer deposits                                10,044       8,956
  Accrued expenses and other current
    liabilities                                     5,374       4,959
  Amounts payable under acquisition
    agreement                                           0         239

  Total current liabilities                        29,508      29,190

Deferred rent and allowances                        4,948       5,058

  Total liabilities                                34,456      34,248

Commitments and contingencies-Note 3

Capital deficiency:
  Preferred stock, par value $.01 per
  share, authorized 1,000,000 shares
    Series A convertible preferred -
    10,000 shares issued and
    outstanding (liquidation preference
    $5,000)
    Series B convertible preferred -
    26,664 shares issued and
    outstanding (liquidation preference
    $133)
  Common stock, par value $.01 per share,
  authorized 10,000,000 shares issued,
  5,704,058 shares outstanding                         57          57
  Additional paid in capital                       27,482      27,482
  Accumulated (deficit)                           (30,051)    (30,795)

                                                   (2,512)     (3,256)

                                                  $31,944     $30,992

See notes to the consolidated financial statements.

                         JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
                           Consolidated Statements of Operations

                           (In thousands, except share data)
                                     (Unaudited)
                                 Thirteen weeks             Twenty-six weeks
                                     ended                       ended
                          February 24,  February 26   February 24,  February 26,
                               2001          2000          2001          2000
Net sales                    $30,736       $26,929       $63,618      $58,990

Cost of sales, including
store occupancy,
warehousing, delivery and
fabric protection             19,936        17,321        40,723       37,447

Selling, general
administrative expenses        9,414         9,018        20,978       19,825

Depreciation and
amortization                     465           402           917          815

                              29,815        26,741        62,618       58,087

Operating income                 921           188         1,000          903

Other income:
  Royalty income                  33            86            70          178
  Interest income                178            61           313          131
  Interest expense               (40)          (27)          (57)         (52)
  Other income (expense),
    net                         (167)            2          (184)         127

                                   4           122           142          384

Income before income taxes       925           310         1,142        1,287

Income taxes                     265            82           398          180

Net income                     $ 600        $  228        $  744      $ 1,107

Basic income per common share  $0.12        $ 0.04        $ 0.13      $  0.19

Diluted income per common
  share                        $0.09        $ 0.03        $ 0.10      $  0.15

Weighted average common shares
  outstanding basic income per
  share                      5,704,058    5,704,058     5,704,058    5,704,058

Effect of potential common
share issuance:
  Stock options               79,510       115,134       114,094       61,935
  Convertible preferred
    stock                  1,443,165     1,443,165     1,443,165    1,443,165

Weighted average common
  shares outstanding
  diluted income
  per share                7,226,733     7,262,357     7,261,317    7,209,158

See notes to the consolidated financial statements.

                 JENNIFER CONVERTIBLES INC. AND
                          SUBSIDIARIES

              Consolidated Statements of Cash Flows
                           (Unaudited)
                         (In thousands)
                                                         Twenty-six
                                                        weeks ended
                                                     February  February
                                                       24,       26,
                                                      2001      2000
Cash flows from operating activities:
  Net income                                           $744    $1,107
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                        917       815
   Deferred rent                                       (111)     (192)
  Changes in operating assets and liabilities:
   (Increase) in merchandise inventories             (1,296)     (542)
   (Increase) decrease in prepaid expenses and
     other current assets                              (292)       26
   (Increase) in accounts receivables                   (13)     (417)
   (Increase) decrease in due from Private Company     (225       277
   (Increase) in deferred leases costs and other        (28)        0
   intangibles
   (Increase) decrease in other assets, net              (3)      (16)
   Decrease in accounts payable trade                  (946)   (3,447)
   Increase in customer deposits                      1,088     1,821
   Increase in accrued expenses and other payables      414       392

   Net cash provided by (used in) operating
     activities                                         249      (176)

Cash flows from investing activities:
  Capital expenditures                                 (714)     (369)
  Proceeds from commercial paper                      3,025         0

  Net cash provided by (used in) investing
    activities                                        2,311      (369)

Cash flows from financing activities:
  Payments of obligations under capital leases            0       (29)
  Payment of note payable                              (239)        0

  Net cash used in financing activities                (239)      (29)

Net increase in cash and cash equivalents             2,321      (574)

Cash and cash equivalents at beginning of period      6,384     6,907

Cash and cash equivalents at end of period           $8,705    $6,333

Supplemental disclosure of cash flow information:
  Income taxes paid during the period                  $613      $180
  Interest paid                                         $57       $52

See notes to consolidated financial statements.

                   JENNIFER CONVERTIBLES, INC.
      Notes to Unaudited Consolidated Financial Statements
        For the Twenty-Six Weeks Ended February 24, 2001
             (In thousands except for share amounts)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. (the "Company") and subsidiaries and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry, the operating results for the interim period ended February 24, 2001 are not necessarily indicative of the results that may be expected for the year ending August 25, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 26, 2000.

NOTE 2:   MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                       2/24/01    8/26/00
          Showrooms                   $ 5,555     $ 5,364
          Warehouses                    6,805       5,700
                                      $12,360     $11,064

Vendor discounts and allowances in respect to merchandise purchased by the Company are included as a reduction of inventory and cost of sales.


NOTE 3:   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Derivative Litigation

Beginning in December 1994, a series of six actions were commenced as derivative actions on the Company's behalf against Harley J. Greenfield, Fred J. Love, Edward B. Seidner, Bernard Wincig, Michael J. Colnes, Michael Rosen, Al Ferarra, William M. Apfelbaum, Glenn S. Meyers, Lawrence R. Haut, the private company, Jerome I. Silverman, Jerome I. Silverman Company, Selig Zises and BDO Seidman & Co. (each of these individuals and entities is named as a defendant in at least one

                   JENNIFER CONVERTIBLES, INC.
      Notes to Unaudited Consolidated Financial Statements
        For the Twenty-Six Weeks Ended February 24, 2001
             (In thousands except for share amounts)


action) in: (a) the United States District Court for the Eastern District of New York, entitled Philip E. Orbanes V. Harley J. Greenfield, et al., Case No. CV 94-5694 (DRH) and Meyer Okun and David Semel V. Al Ferrara, et al., Case No. CV 95-0080 (DRH); Meyer Okun Defined Benefit Pension Plan, et al. V. BDO Seidman & Co., Case No. CV 95-1407 (DRH); and Meyer Okun Defined Benefit Pension Plan V. Jerome I. Silverman Company, et. al., Case No. CV 95-3162 (DRH); (b) the Court of Chancery for the County of New Castle in the State of Delaware, entitled Massini V. Harley Greenfield, et. al., Civil Action No. 13936 (WBC); and (c) the Supreme Court of the State of New York, County of New York, entitled Meyer Okun Defined Benefit Pension Plan V. Harley J. Greenfield, et. al., Index No. 95-110290.


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

                   JENNIFER CONVERTIBLES, INC.

        For the Twenty-Six Weeks Ended February 24, 2001
             (In thousands except for share amounts)


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-Looking Information

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

Results of Operations

Net sales increased 14.1% in the thirteen week period ended February 24, 2001 to $30,736, up $3,807, over the thirteen week period ended February 26, 2000. The increase is attributable in part to an additional 23 stores that have been opened or acquired in the current period and to as well as a result of delayed deliveries of leather goods from our primary supplier in the first quarter that were delivered in the second quarter of the current year. Since sales are recorded when goods are delivered to the customers, those delayed sales have been recognized in the thirteen week period ended February 24, 2001. Comparable net sales (sales at those stores open for the entire thirteen week period in the current and prior period) increased 2.9% (adjusted for combined Jennifer Leather and former Southeastern Florida Holding Company stores).

Net sales increased 7.8% in the twenty-six week period ended February 24, 2001 to $63,618, up $4,628, over the twenty-six week
period ended February 26, 2000.   The increase is a result of the
Company having 23 more stores than the comparable period last year. Comparable net sales (sales at those stores open for the entire twenty-six week period in the current and prior period) decreased by 1.4% (adjusted for combined Jennifer Leather and former Southeastern Florida Holding Company stores). The decrease is a result of a slowdown in consumer spending and a decrease in consumer confidence in the U.S. economy.

                   JENNIFER CONVERTIBLES, INC.

        For the Twenty-Six Weeks Ended February 24, 2001
             (In thousands except for share amounts)


Cost of sales as a percentage of sales was 64.9% for the thirteen week period ended February 24, 2001 as compared to 64.3% for the thirteen week period ended February 26, 2000. The increase of 0.6% is primarily due to an increase in freight and trucker expenses.

Cost of sales as a percentage of sales was 64.0% for the twenty-six week period ended February 24, 2001 as compared to 63.5% for the twenty-six week period ended February 26, 2000. The increase of 0.5% is primarily due to an increase in freight and trucker expenses.

Selling, general and administrative expenses as a percentage of sales was 30.6%30.4% for the thirteen week period ended February 24, 2001 as compared to 33.5% for the thirteen week period ended February 26, 2000. The decrease of 2.9%3.1% is a result of the Company's cost a reduction programs. in advertising and legal costs.

Selling, general and administrative expenses as a percentage of sales was 33.0%32.8% for the twenty-six week period ended February 24, 2001 as compared to 33.6% for the thirteen week period ended February 26, 2000. The decrease of 0.6%0.8% is a result of the Company's cost reduction programs.

Net income for the twenty-six week period ended February 24, 2001 decreased 31% to $744 compared to $1,071 for the twenty-six week period ended February 26, 2000. During the first six months of fiscal 2001, we incurred additional state and local income taxes in excess of amounts previously accrued of approximately $300 applicable to prior years. These additional state and local taxes were principally a result of changes that resulted from a recently completed IRS examination.taxes due to a previous under accrual of our 1997, 1998, 1999, and 2000 income taxes. We underwent a two year long IRS audit, which, although it did not result in any additional taxes due, did greatly delay the filing of the subsequent returns. Due to the complexity of our corporate structure and changes in filing status agreed to with the IRS, the aggregate of all of the additional taxes due over our preliminary estimates resulted in a significant additional charge to the current year's earnings.

Liquidity and Capital Resources

At February 24, 2001, we had an aggregate working capital deficiency of $5,642 compared to a deficiency of $6,445 at August 26, 2000 and had available cash and cash equivalents of $8,705 compared to $6,384 at August 26, 2000. The increase in working capital is due to our positive results from operations over the last twenty-six week period.

We continue to fund the operations of certain of our limited partnership licensees whose results are included in our consolidated financial statements, some of which continue to generate operating losses. Any such losses have been consolidated in our consolidated financial statements. It is our intention to continue to fund these operations in the future. Our receivables from the private company and the unconsolidated licensees had been substantially reserved for in prior years. There can be no assurance that the total reserved amount of receivables of $4,826 as of February 24, 2001 will be collected.

                   JENNIFER CONVERTIBLES, INC.

        For the Twenty-Six Weeks Ended February 24, 2001
             (In thousands except for share amounts)


Starting in 1995, the private company and we entered into offset agreements that permit us to offset our current monthly obligations to each other up to $1,000. Amounts in excess of $1,000 are paid in cash. Based on the payment terms of these offset agreements, current obligations of the private company and the unconsolidated licensees as of February 24, 2001 have been paid. Additionally, as part of such agreements, the private company in November 1995 agreed to assume certain liabilities owed to us by the unconsolidated licensees.

In March 1996, we executed a Credit and Security Agreement with our principal supplier, Klaussner Furniture Industries, Inc., which extended the payment terms for merchandise shipped from 60 days to 81 days. Since February 1999, we have not exceeded these 81 day payment terms. As of February 24, 2001, there were no amounts owed to Klaussner which were over these extended terms. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of .67% per month for invoices we pay beyond the normal 60 day terms. This provision became effective commencing inwith the month of January 1998. As part of the Credit and Security Agreement, we granted to Klaussner a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a licensee agreement to operate our business in the event of our default.

We opened eight stores and had no store closings during the twenty-six weeks ended February 24, 2001. We spent $714 for capital expenditures during the twenty-six week period and we anticipate capital expenditures of approximating $1,000 during the balance of fiscal 2001 to support the opening of new stores. A portion of our store openings may be funded by Klaussner pursuant to an agreement, entered into in December 1999, pursuant to which Klaussner agreed, subject to certain conditions, to lend us $150 per new store for up to 10 new stores. Each loan will be evidenced by a three-year note, bearing interest at the LIBOR plus 3%. The notes are subject to acceleration under certain circumstances including closing of the stores funded by the loan or if we do not purchase at least 50% of our upholstered furniture by dollar volume from Klaussner. In addition, Klaussner will be entitled to a premium on the cost of furniture purchased from it by us for sale to customers of the stores funded by Klaussner. To date, we have not borrowed any funds from Klaussner under this arrangement.

Unless the U.S. economy worsens, we anticipate continued positive operating cash flow through the end of fiscal 2001. In the opinion of management, this positive cash flow will be adequate to fund operations during the current fiscal year.

                   JENNIFER CONVERTIBLES, INC.

        For the Twenty-Six Weeks Ended February 24, 2001
             (In thousands except for share amounts)



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



                          JENNIFER CONVERTIBLES, INC.


April  6,  2001               By: /s/     Harley  J. Greenfield
                              Harley  J. Greenfield, Chairman  of
                              the   Board   and  Chief  Executive
                              Officer

April  6, 2001                By: /s/      Rami  Abada
                              Rami, Abada, Interim Chief Financial Officer