Form 10-Q/A
period 2001-02-24
JENNIFER CONVERTIBLES INC
filed 2001-04-09
CIK 806817

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

Results of Operations

Net sales increased 14.1% in the thirteen week period ended February 24, 2001 to $30,736, up $3,807, over the thirteen week period ended February 26, 2000. The increase is attributable in part to an additional 23 stores that have been opened or acquired in the current period and to delayed deliveries of leather goods from our primary supplier in the first quarter that were delivered in the second quarter of the current year. Since sales are recorded when goods are delivered to the customers, those delayed sales have been recognized in the thirteen week period ended February 24, 2001. Comparable net sales (sales at those stores open for the entire thirteen week period in the current and prior period) increased 2.9%.

Net sales increased 7.8% in the twenty-six week period ended February 24, 2001 to $63,618, up $4,628, over the twenty-six week
period ended February 26, 2000.   The increase is a result of the
Company having 23 more stores than the comparable period last year. Comparable net sales (sales at those stores open for the entire twenty-six week period in the current and prior period) decreased by 1.4%. The decrease is a result of a slowdown in consumer spending and a decrease in consumer confidence in the U.S. economy.

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

Selling, general and administrative expenses as a percentage of sales was 30.6% for the thirteen week period ended February
24, 2001 as compared to 33.5% for the thirteen week period ended
February 26, 2000. The decrease of 2.9% is a result of a reduction in advertising and legal costs.

Selling, general and administrative expenses as a percentage of sales was 33.0% for the twenty-six week period ended
February 24, 2001 as compared to 33.6% for the thirteen week period ended February 26, 2000. The decrease of 0.6% is a result of the Company's cost reduction programs.

Net income for the twenty-six week period ended February 24, 2001 decreased 31% to $744 compared to $1,071 for the twenty-six week period ended February 26, 2000. During the first six months of fiscal 2001, we incurred additional state and local income taxes in excess of amounts previously accrued of approximately $300 applicable to prior years. These additional state and local taxes were principally a result of changes that resulted from a recently completed IRS examination.

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

In March 1996, we executed a Credit and Security Agreement with our principal supplier, Klaussner Furniture Industries, Inc., which extended the payment terms for merchandise shipped from 60 days to 81 days. Since February 1999, we have not exceeded these 81 day payment terms. As of February 24, 2001, there were no amounts owed to Klaussner which were over these extended terms. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of .67% per month for invoices we pay beyond the normal 60 day terms. This provision became effective commencing in January 1998. As part of the Credit and Security Agreement, we granted to Klaussner a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a licensee agreement to operate our business in the event of our default.

We opened eight stores and had no store closings during the twenty-six weeks ended February 24, 2001. We spent $714 for capital expenditures during the twenty-six week period and we anticipate capital expenditures approximating $1,000 during the balance of fiscal 2001 to support the opening of new stores. A portion of our store openings may be funded by Klaussner pursuant to an agreement, entered into in December 1999, pursuant to which Klaussner agreed, subject to certain conditions, to lend us $150 per new store for up to 10 new stores. Each loan will be evidenced by a three-year note, bearing interest at the LIBOR plus 3%. The notes are subject to acceleration under certain circumstances including closing of the stores funded by the loan or if we do not purchase at least 50% of our upholstered furniture by dollar volume from Klaussner. In addition, Klaussner will be entitled to a premium on the cost of furniture purchased from it by us for sale to customers of the stores funded by Klaussner. To date, we have not borrowed any funds from Klaussner under this arrangement.

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