Form 10-Q
period 2001-05-26
JENNIFER CONVERTIBLES INC
filed 2001-07-13
CIK 806817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D C.  20549
                            FORM 10-Q

     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended May 26, 2001

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

Indicate the number of shares outstanding of the issuer's common stock as of May 26, 2001: 5,704,058

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                              Index




Part I - Financial Information

     Item I - Financial Statements

     Consolidated Balance Sheets at May 26, 2001  (Unaudited)
     and August 26, 2000...................................... 2

     Comparative Consolidated Statements of Operations
     (Unaudited) for the thirteen weeks and thirty-nine weeks
     ended May 26, 2001 and May 27, 2000...................... 3

     Comparative Consolidated Statements of Cash Flows
     (Unaudited) for the thirty-nine weeks ended
     May 26, 2001 and May 27, 2000 ........................... 4

     Notes to Unaudited Consolidated Financial Statements..... 5

     Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations ................ 7

     Item 3 - Quantitative and Qualitative Disclosures about
          Market Risk    .................................... 13

Part II - Other Information.................................. 14

Signatures
 ............................................................. 19

                         PART I - FINANCIAL INFORMATION
                          Item I - Financial Statements

                         JENNIFER CONVERTIBLES, INC. AND
                                 SUBSIDIARIES
                          Consolidated Balance Sheets
                    (In thousands, except per share data)

ASSETS
                                          May 26,     August
                                           2001      26, 2000
                                        (Unaudited   (Note 1)
Current assets:
  Cash and cash equivalents                 $9,723      $6,384
  Commercial paper                               0       3,025
  Accounts receivable                          285         328
  Merchandise inventories-                  11,985      11,064
    Note 2
  Due from private company and
    unconsolidated licensees,
    net of reserves of $4,826 and $6,430     1,862       1,494
    respectively
  Prepaid expenses and                         608         450
    other current assets

    Total current assets                    24,463      22,745

Store fixtures, equipment and leasehold
improvements, at cost, net                   5,073       5,180
Deferred lease costs and                       402         505
  other intangibles, net
Goodwill, at cost, net                       1,839       1,970
Other assets (primarily                        597         592
  security deposits)

                                          $32,374     $30,992

LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
  Accounts payable, trade                  $14,472     $15,036
  Customer deposits                         10,370       8,956
  Accrued expenses and other current         4,985       4,959
    liabilities
  Amounts payable under acquisition              0         239
    agreement

  Total current liabilities                 29,827      29,190

Deferred rent and allowances                 4,949       5,058

  Total liabilities                         34,776      34,248

Commitments and contingencies-
  Note 3

Capital deficiency:
  Preferred stock, par value $.01 per share,
   authorized 1,000,000 shares
    Series A convertible preferred -
     10,000 shares issued
     & outstanding (liquidation
     preference $5,000)
    Series B convertible preferred -
     26,664 shares issued
     & outstanding
     (liquidation
     preference $133)
  Common stock, par value $.01 per
     share, authorized
     10,000,000 shares issued, 5,704,058        57          57
       shares outstanding
  Additional paid in capital                27,482      27,482
  Accumulated (deficit)                    (29,941)    (30,795)

                                            (2,402)     (3,256)

                                           $32,374     $30,992

See notes to the consolidated financial statements.

                          JENNIFER CONVERTIBLES INC. AND
                                  SUBSIDIARIES

                       Consolidated Statements of Operations
                       (In thousands, except share data)
                                  (Unaudited)
                                     Thirteen           Thirty-nine
                                   weeks ended          weeks  ended
                                May 26,    May 27,    May 26,   May 27,
                                 2001       2000       2001      2000
Net sales                        $31,106   $31,420    $94,724   $90,410

Cost of sales, including store
occupancy, warehousing,
delivery and fabric protection    20,756    19,939     61,479    57,386

Selling, general                   9,473     9,858     30,453    29,683
administrative expenses

Depreciation and amortization        460       420      1,376     1,235
                                  30,689    30,217     93,308    88,304

Operating income                     417     1,203      1,416     2,106

Other income:
  Royalty income (expense)          (167)       48        (97)      226
  Interest income                     68        95        382       226
  Interest expense                   (13)       (1)       (70)      (53)
  Other income (expense), net        (39)       84       (224)      211
                                    (151)      226         (9)      610

Income before income taxes           266     1,429      1,407     2,716

Income taxes                         155        78        553       258

Net income                          $111    $1,351       $854    $2,458

Basic income per common share      $0.02     $0.24      $0.15     $0.43

Diluted income per common          $0.02     $0.19      $0.12     $0.34
share

Weighted average common shares
  outstanding basic income per
  share                        5,704,058 5,704,058  5,704,058 5,704,058

Effect of potential common
share issuance:
  Stock options                      -      64,886     73,727   124,996
  Convertible preferred stock  1,443,165 1,443,165  1,443,165 1,443,165

Weighted average common shares
  Outstanding diluted income
    per share                  7,147,223 7,212,109  7,220,950 7,272,219

See notes to the consolidated financial statements.

                 JENNIFER CONVERTIBLES INC. AND
                          SUBSIDIARIES

            Consolidated Statements of Cash Flows
                           (Unaudited)
                         (In thousands)
                                                       Thirty-nine
                                                      weeks ended
                                                     May 26,   May 27,
                                                      2001      2000
Cash flows from operating activities:
  Net income                                           $854    $2,458
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                    1,376     1,235
     Deferred rent                                     (110)     (204)
  Changes in operating assets and liabilities:
   (Increase) in merchandise inventories               (921)   (1,469)
   (Increase) decrease in prepaid expenses and         (158)       67
      other current assets
   (Increase) decrease in accounts receivables           43      (238)
   (Increase) in due from Private Company              (368)     (405)
   (Increase) in deferred leases costs and other        (20)      (52)
      intangibles
   (Increase) decrease in other assets, net              (5)       45
   Increase (decrease) in accounts payable trade       (564)    1,835
   Increase in customer deposits                      1,414     1,524
   Increase in accrued expenses and other payables       27       611

  Net cash provided by operating activities           1,568     5,407

Cash flows from investing activities:
   Capital expenditures                              (1,015)     (925)
   Acquisition of Jennifer Chicago, LP                    0      (474)
   Acquisition of South Florida Holding Company,          0      (780)
     net of $20 cash received
   Proceeds from commercial paper                     3,025         0

  Net cash provided by (used in) investing            2,010    (2,179)
    activities

Cash flows from financing activities:
  Payments of obligations under capital leases            0       (29)
  Payment of note payable                              (239)        0

  Net cash used in financing activities                (239)      (29)

Net increase in cash and cash equivalents             3,339     3,199

Cash and cash equivalents at beginning of period      6,384     6,907

Cash and cash equivalents at end of period           $9,723   $10,106

Supplemental disclosure of cash flow information:
  Income taxes paid during the period                  $973      $258
  Interest paid                                         $70       $53

See notes to consolidated financial statements.

                   JENNIFER CONVERTIBLES, INC.
      Notes to Unaudited Consolidated Financial Statements
          For the Thirty-Nine Weeks Ended May 26, 2001
             (In thousands except for share amounts)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. (the "Company") and subsidiaries and certain licensees have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry, the operating results for the interim period ended May 26, 2001 are not necessarily indicative of the results that may be expected for the year ending August 25, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 26, 2000.

NOTE 2:   MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                      5/26/01           8/26/00
          Showrooms                  $  6,165          $  5,364
          Warehouses                    5,820             5,700
                                      $11,985           $11,064

Vendor discounts and allowances in respect to merchandise purchased by the Company are included as a reduction of inventory and cost of sales.


NOTE 3:   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Derivative Litigation

Beginning in December 1994, a series of six actions were commenced as derivative actions on the Company's behalf against Harley J. Greenfield, Fred J. Love, Edward B. Seidner, Bernard Wincig, Michael J. Colnes, Michael Rosen, Al Ferarra, William M. Apfelbaum, Glenn S. Meyers, Lawrence R. Haut, the private company, Jerome I. Silverman, Jerome I. Silverman Company, Selig Zises and BDO Seidman & Co. (each of these individuals and entities is named as a defendant in at least one

                   JENNIFER CONVERTIBLES, INC.
      Notes to Unaudited Consolidated Financial Statements
          For the Thirty-Nine Weeks Ended May 26, 2001
             (In thousands except for share amounts)


action) in: (a) the United States District Court for the Eastern District of New York, entitled Philip E. Orbanes V. Harley J. Greenfield, et al., Case No. CV 94-5694 (DRH) and Meyer Okun and David Semel V. Al Ferrara, et al., Case No. CV 95-0080 (DRH); Meyer Okun Defined Benefit Pension Plan, et al. V. BDO Seidman & Co., Case No. CV 95-1407 (DRH); and Meyer Okun Defined Benefit Pension Plan V. Jerome I. Silverman Company, et. al., Case No. CV 95-3162 (DRH); (b) the Court of Chancery for the County of New Castle in the State of Delaware, entitled Massini V. Harley Greenfield, et. al., Civil Action No. 13936 (WBC); and (c) the Supreme Court of the State of New York, County of New York, entitled Meyer Okun Defined Benefit Pension Plan V. Harley J. Greenfield, et. al., Index No. 95-110290.

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

As described in "Part II-Other Information", on July 6, 2001, the private company and we entered into a series of agreements designed to settle the derivative action among the private company, certain of our current and former officers and directors and former accounting firms and us. Effectiveness of the agreements is subject to certain conditions, including court approval and receipt by us of a fairness opinion or appraisal.
We also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval. However, there can be no assurance that the court will approve the settlement or that a settlement will occur on the terms described in Part II.

                   JENNIFER CONVERTIBLES, INC.

          For the Thirty-Nine Weeks Ended May 26, 2001
             (In thousands except for share amounts)


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


Results of Operations

Net sales decreased 1.0% in the thirteen week period ended May 26, 2001 to $31,106, down $314, over the thirteen week period ended
May 27, 2000.   Comparable net sales (sales at those stores open
for the entire thirteen week period in the current and prior period) decreased 8.2%.

Net sales increased 4.8% in the thirty-nine week period ended May 26, 2001 to $94,724, up $4,314, over the thirty-nine week period ended May 27, 2000. Comparable net sales (sales at those stores open for the entire thirty-nine week period in the current and prior period) decreased by 4.3%.

We have opened or acquired 29 new stores in the current period which has resulted in additional sales. However, sales have been adversely effected by a slowdown in consumer spending and a decrease in consumer confidence in the U.S. economy. Also, sales have been delayed as a result of ordering more product overseas, which takes longer to deliver to our customers. Since sales are recorded when goods are delivered to the customers, those delayed sales may be recognized in the fourth quarter.

                   JENNIFER CONVERTIBLES, INC.

          For the Thirty-Nine Weeks Ended May 26, 2001
             (In thousands except for share amounts)


Cost of sales as a percentage of sales was 66.7% for the thirteen week period ended May 26, 2001 as compared to 63.5% for the thirteen week period ended May 27, 2000. Costs of sales as a percentage of sales was 64.9% for the thirty-nine week period ended May 26, 2001 as compared to 63.5% for the thirty-nine week period ended May 27, 2000. The increase is primarily attributable to: (1) occupancy costs increased as a percentage of sales, due to lower sales volume and (2) guarantee and redelivery fee income decreased as a percentage of sales, due to the expiration of the amendment to the February 9, 1999 warehouse agreement pursuant to which the private company had been paying $150 per month to, in effect, reduce monthly warehousing fees by $150. The private company had paid the Company the $150 fee until February 24, 2001 although they were not legally bound by any agreement after December 2000. As a result, $450 in guarantee and redelivery fee income was not reported for the thirteen week period ended May 26, 2001 that was reported for the thirteen week period ended May 27, 2000.

Selling, general and administrative expenses as a percentage of sales was 30.5% for the thirteen week period ended May 26, 2001 as compared to 31.4% for the thirteen week period ended May 27,
2000.   Selling, general and administrative expenses as a
percentage of sales was 32.2% for the thirty-nine week period ended May 26, 2001 as compared to 32.8% for the thirty-nine week period ended May 27, 2000. The decrease is primarily a result of lower legal costs and the ability to maintain and lower administrative payroll while, for the thirty-nine week period, increasing sales volume.

For the thirteen-week period ended May 26, 2001, we incurred a one-time royalty expense of $200,000. This represented a fee to the private company for opening four stores in New York, which required the private company's permission.

Net income for the thirty-nine week period ended May 26, 2001 decreased 65% to $854 compared to $2,458 for the thirty-nine week period ended May 27, 2000. In addition to the matters discussed above, during the first nine months of fiscal 2001, we incurred additional state and local income taxes in excess of amounts previously accrued of approximately $300 applicable to prior years. These additional state and local taxes were principally a result of changes that resulted from a recently completed IRS examination.

Liquidity and Capital Resources

At May 26, 2001, we had an aggregate working capital deficiency of $5,364 compared to a deficiency of $6,445 at August 26, 2000 and had available cash and cash equivalents of $9,723 compared to $6,384 at August 26, 2000. The increase in working capital is due to our positive results from operations over the last thirty-nine week period.

                   JENNIFER CONVERTIBLES, INC.

          For the Thirty-Nine Weeks Ended May 26, 2001
             (In thousands except for share amounts)


We continue to fund the operations of certain of our limited partnership licensees whose results are included in our consolidated financial statements, some of which continue to generate operating losses. Any such losses have been consolidated in our consolidated financial statements. It is our intention to continue to fund these operations in the future and, if the new settlement agreements referred to below are approved, we will acquire 100% of such limited partnerships. Our receivables from the private company and the unconsolidated licensees had been substantially reserved for in prior years. There can be no assurance that the total reserved amount of receivables of $4,826 as of May 26, 2001 will be collected.

Starting in 1995, the private company and we entered into offset agreements that permit us to offset our current monthly obligations to each other up to $1,000. Amounts in excess of $1,000 are paid in cash. Based on the payment terms of these offset agreements, current obligations of the private company and the unconsolidated licensees as of May 26, 2001 have been paid. Additionally, as part of such agreements, the private company in November 1995 agreed to assume certain liabilities owed to us by the unconsolidated licensees.

In March 1996, we executed a Credit and Security Agreement with our principal supplier, Klaussner Furniture Industries, Inc., which extended the payment terms for merchandise shipped from 60 days to 81 days. Since February 1999, we have not exceeded these 81 day payment terms. As of May 26, 2001, there were no amounts owed to Klaussner which were over these extended terms. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of .67% per month for invoices we pay beyond the normal 60 day terms. This provision became effective commencing in January 1998. As part of the Credit and Security Agreement, we granted to Klaussner a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a licensee agreement to operate our business in the event of our default.

We opened eleven stores and had no store closings during the thirty-nine weeks ended May 26, 2001. We spent $1,015 for capital expenditures during the thirty-nine week period and we anticipate capital expenditures approximating $200 during the balance of fiscal 2001 to support the opening of new stores. A portion of our store openings may be funded by Klaussner pursuant to an agreement, entered into in December 1999, pursuant to which Klaussner agreed, subject to certain conditions, to lend us $150 per new store for up to 10 new stores. Each loan will be evidenced by a three-year note, bearing interest at the LIBOR plus 3%. The notes are subject to acceleration under certain circumstances including closing of the stores funded by the loan or if we do not purchase at least 50% of our upholstered furniture by dollar volume from Klaussner. In addition, Klaussner will be entitled to a premium on the cost of furniture purchased from it by us for sale to customers of the stores funded by Klaussner. To date, we have not borrowed any funds from Klaussner under this arrangement.

                   JENNIFER CONVERTIBLES, INC.

          For the Thirty-Nine Weeks Ended May 26, 2001
             (In thousands except for share amounts)

Unless the U.S. economy worsens, we anticipate continued positive operating cash flow through the end of fiscal 2001. In the opinion of management, this positive cash flow will be adequate to fund operations during the current fiscal year.

In July 2001, the private company and we entered into a series of agreements designed to settle the derivative action among the private company, certain of our current and former officers and directors and former accounting firms and us. Effectiveness of the agreements is subject to certain conditions, including court approval and receipt by us of a fairness opinion or appraisal. We also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval.

The material terms of the settlement agreements are as follows:

Assuming we receive court approval of the settlement agreements and meet the other conditions to a closing under such agreements, the following will occur:

We will receive the limited partnership interest in limited partnerships owned by the private company, which owns 46 stores.

We will receive the assets comprising the warehouse system, including certain computer hardware and software, and we will assume the warehousing responsibilities, including the ongoing expenses, for all of our stores, including those owned by the private company.

In return for providing warehousing services to the stores owned by the private company, the private company will pay us
(i) during the next five years, a fee for all fabric protection and warranty services sold in their stores plus 2.5% of their yearly net sales for net sales up to an aggregate of $27,640 and 5.0% of their yearly net sales for net sales in excess of $27,640 and (ii) during each 12 month period after the first five years until we either buy the private company or until December 31, 2049, a fee for all fabric protection and warranty services sold in their stores plus 7.5% of their yearly net sales.

We will obtain the right to open an unlimited number of stores in the state of New York for a royalty of $400 per year (which includes stores already opened).

We will assume responsibility for managing sales of the stores owned by the private company.

We will continue to be responsible for purchasing for all stores, including those owned by the private company.

                   JENNIFER CONVERTIBLES, INC.

          For the Thirty-Nine Weeks Ended May 26, 2001
             (In thousands except for share amounts)

In connection with our management of the private company's stores, if the private company's yearly net sales exceed an aggregate of $27,640 we will receive (i) during the first two years, 48% of such excess and (ii) during each 12 month period after the first two years until we either buy the private company or until December 31, 2049, 10% of such excess up to aggregate net sales of $29,640 and 48% of any excess over $29,640. Because we may cannibalize the private company's sales by opening additional stores of our own within the state of New York and because we will be managing the private company's stores, we will agree to pay the private company 10% of the amount by which their yearly net sales for any 12 month period are below $27,640, provided that if their yearly net sales fall below $26,000, we will pay the private company 15% of such shortfall amount, provided further that such amounts together with amounts we may pay for advertising if the private company's sales drop below $27,640 shall not, in the aggregate, exceed $2,700 in any 12 month period. Messrs. Greenfield and Seidner, officers, directors and principal stockholders, have agreed to be responsible for up to an aggregate of $300 of amounts due under these provisions in each year.

In settlement of certain disputes as to amounts due us from the private company, the private company will execute three notes to us in the aggregate principal amount of $1,600 plus amounts owed at the closing date for purchasing and other services ($1,992 as of May 26, 2001), including a note in the principal amount of $200 due over three years and bearing interest at 6% per annum, a note in the principal amount of $1,400 due over five years and bearing interest at 6% per annum and a note in the remaining principal amount due, as to the amount, if any, in excess of $1,000, within 90 days, and due, as to the balance, if any, over five years without interest.

Pursuant to an option agreement, we will receive the option to purchase the assets relating to private company's stores for a period of 10 years beginning on the tenth anniversary of the closing of the settlement at a purchase price starting at $8,125, plus the assumption of approximately $5,000 principal amount of notes due to Messrs. Greenfield and Seidner, and declining over the term of the option. If we exercise the option, the private company will enter into an asset purchase agreement in the form attached to the option agreement.

A monitoring committee will be set up to review, on an on-going basis, the relationships between the private company and us in order to avoid potential conflicts of interest between us. The monitoring committee will consist of two persons, Kenneth Grossman, one of the parties objecting to the original settlement between the private company and us, and Edward Bohn, a current member of our board, each of whom will be paid $50 per year. The monitoring committee will remain in effect for five years after the approval of the settlement by the court.

                   JENNIFER CONVERTIBLES, INC.

          For the Thirty-Nine Weeks Ended May 26, 2001
             (In thousands except for share amounts)

Under an Interim Operating Agreement, we will operate in most respects as if a closing under the agreements summarized above had occurred, except that the private company will not transfer the warehouse assets, computer system or limited partnership interests. However, we will operate the warehouse system and manage the private company stores as if the closing had occurred and we will be able to continue open stores in New York as if such closing had occurred. If, for any reason, the court fails to approve the settlement and there is no appeal, the Interim Operating Agreement would terminate. In such case, everything would go back to the way it was before such agreement was signed except that we would have a license to continue to operate the stores we open in New York for a royalty of $400 per year plus 5% of net sales in New York, except for sales of leather furniture and from certain of the older New York stores owned by us.

Financial Consequences

Under the Interim Operating Agreement, we paid $200 as a one-time royalty fee for opening four additional stores in New York which was expensed in the current period.

The main impact of the Interim Operating Agreement is that we will be receiving the benefits of operating the warehouse system, net of the related costs. We will no longer have to pay the private company amounts for warehousing and fabric protection.
We will also generate additional revenues from services to the private company. However, offset against this is that we bear the expenses of operating the warehouse, including estimated annual rent of $300, as well as other operating expenses, including personnel. Based on our current estimates of the other expenses of operating the warehouse, we would expect that operating the warehouse will improve our operations by an estimated $1.5 - $2.0 million each year. However, we will no longer receive the $150 per month which the private company had paid us until February 2001, which was intended to approximate certain of the benefits of operating the warehouse. There is no assurance that operating the warehouse will improve our operations to the extent we estimate and, in any case, the anticipated benefits may not equal the benefit of the $150 per month payment.

In addition, we will be able to open additional stores in New York, will manage the private company's stores and will be subject to the possibility of having to make payments, for periods commencing after January 2002, in respect of any shortfall in the private company's sales.

One other consequence of operating under the Interim Operating Agreement is that the private company will have 85 days to pay for merchandise purchased by us for the private company's account. This extra time will slow our cash flow from the private company and, based on our assumption as to purchases by the private company, over the first 12 months, the adverse impact on cash flow is estimated at approximately $1.5 million when compared to the current 30 days system under which the private company is expected to pay from invoice.

                   JENNIFER CONVERTIBLES, INC.

          For the Thirty-Nine Weeks Ended May 26, 2001
             (In thousands except for share amounts)



Item 3.   Quantitative  and Qualitative Disclosures about  Market
          Risk.

     Not applicable.

                   JENNIFER CONVERTIBLES, INC.

                             PART II

                        OTHER INFORMATION


ITEMS 1. through 4.  NOT APPLICABLE.


ITEM 5.  OTHER INFORMATION

In July 2001, the private company and we entered into a series of agreements designed to settle the derivative action among the private company, certain of our current and former officers and directors and former accounting firms and us. Effectiveness of the agreements is subject to certain conditions, including court approval and receipt by us of a fairness opinion or appraisal.
We also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval.

The material terms of the settlement agreements are as follows:

Pursuant to a Warehouse Transition Agreement, the private company will transfer the assets related to the warehouse system currently operated by the private company to us and we will become responsible for the leases and other costs of operating the warehouse. Pursuant to computer hardware and software agreements, we will also assume control of, and responsibility for, the computer system used in the operations of the warehouse systems and stores while permitting the private company access to necessary services. Pursuant to a Warehousing Agreement, we will be obligated to provide warehouse services to the private company of substantially the type and quality it provided to us. During the first five years of the agreement, we will receive a fee of 2.5% on the net sales price of goods sold by the private company up to $27,640,000 of sales and 5% on net sales over $27,640,000. After five years, we will receive a fee of 7.5% of all net sales by the private company. In addition, during the full term of the agreement, we will receive a fee for fabric protection and warranty services at the rate we were being charged, subject to increase for documented cost increases.

Pursuant to a Purchasing Agreement, we will continue to purchase merchandise for ourselves and the private company on substantially the same terms as currently, except that the private company will have 85 days to pay amounts due.

We will also receive, for no cost, the limited partnership interests in limited partnerships currently operating 46 stores.
We currently own the general partnership interest in such limited partnerships. The operations of these stores are currently included in our consolidated financial statements. Accordingly, this will not materially impact our financial statements.
However, after the settlement, we will wholly own the partnerships operating the stores.

                   JENNIFER CONVERTIBLES, INC.

                             PART II

                        OTHER INFORMATION

Under a Management Agreement and License, we will be responsible for managing the sales of the private company's stores so that the stores will be substantially the same as our own stores, provided the private company is not obligated to spend more than $25,000 per store or $100,000 in any 12-month period on maintenance and improvements to its stores. If the private company's sales exceed $27,640,000 in a year, we will receive a management fee of 48% of the excess in the first two years, and thereafter, 10% of such excess up to $29,640,000 and 48% of any excess over $29,640,000. We will also have the right to open an unlimited number of stores in New York and will pay a royalty of $400,000 per year, which will also cover the stores recently opened in New York. We intend to open stores aggressively in New York.

Because we may cannibalize the private company's sales by opening additional stores of our own within the state of New York and because we will be managing the private company's stores, we will agree to pay the private company 10% of the amount by which their yearly net sales for any 12 month period are below $27,640,000, provided that if their yearly net sales fall below $26,000,000, we will pay the private company 15% of such shortfall amount, provided further that such amounts together with amounts we may pay for advertising if the private company's sales drop below $27,640,000 shall not, in the aggregate, exceed $2,700,000 in any 12 month period. Messrs. Greenfield and Seidner, officers, directors and principal stockholders, have agreed to be responsible for up to an aggregate of $300,000 of amounts due under these provisions in each year.

The private company has the right to close stores and, if it does, we have the right to purchase them for the cost of the related inventory (typically, approximately $50,000) and, subject to obtaining any necessary landlord's consent, continue the operations of the stores for our own account. The closing of stores by the private company does not affect our obligation to pay the private company for shortfalls in its sales.

The private company is to contribute $125,750 per month to advertising, provided that such amount is to be reduced by the lesser of $80,000 or 1% of our sales in New York (other than sales of leather furniture and sales from six stores in New York which we have owned for many years). In addition, subject to certain exceptions, if the private company's sales in any 12 month period commencing January 1, 2002, are less than $27,640,000 we will pay the private company (or reduce the advertising payment they owe us) by an amount equal to 50% of the amount by which their sales are below $27,640,000 provided that the amount of such reduction in any 12-month period, plus any payments of the 10-15% with respect to sales shortfalls as described above, will not exceed $2,700,000 in the aggregate.

The Management Agreement and License expire in 2049 and may be terminated by an arbitrator for material breach. The Management Agreement also terminates upon purchase by us of the private company's stores pursuant to the Option Agreement described below. If terminated for a reason

                   JENNIFER CONVERTIBLES, INC.

                             PART II

                        OTHER INFORMATION

other than a purchase, we would be obligated not to sell furniture other than leather furniture in New York, except certain counties and, accordingly, would have to either sell our Jennifer Convertibles stores to the private company, close them or convert them to Jennifer Leather stores. In addition in case of such termination we would have to make up certain shortfalls, if any, in the private company sales in cash or by delivery of stores in New York meeting certain sales volume requirements.

In settlement of certain disputes as to amounts due us from the private company, the private company will execute three notes to us in the aggregate principal amount of $1,600,000 plus amounts owed at the closing date for purchasing and other services ($1,992,403 as of May 26, 2001), including a note in the principal amount of $200,000 due over three years and bearing interest at 6% per annum, a note in the principal amount of $1,400,000 due over five years and bearing interest at 6% per annum and a note in the remaining principal amount due, as to the amount, if any, in excess of $1 million within 90 days, and due, as to the balance, if any, over five years without interest.

Pursuant to an Option Agreement, we will receive the option to purchase the assets relating to private company's stores for a period of 10 years beginning on the tenth anniversary of entering into the Definitive Agreements at a purchase price starting at $8,125,000, plus the assumption of approximately $5,000,000 principal amount of notes due to Messrs. Greenfield and Seidner, and declining over the term of the option. If we exercise the Option Agreement, the private company will enter into an Asset Purchase Agreement in the form attached to the Option Agreement.

A monitoring committee will be set up to review, on an on-going basis, the relationships between the private company and us in order to avoid potential conflicts of interest between us. The monitoring committee will consist of two persons, Kenneth Grossman, one of the parties objecting to the original settlement between the private company and us, and Edward Bohn, a current member of our board, each of whom will be paid $50,000 per year. The monitoring committee will remain in effect for five years after the approval of the settlement by the court.


ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.30 Interim Operating Agreement dated as of July
               6, 2001 by and between Jennifer Convertibles,
               Inc., a Delaware corporation ("JCI") and Jara
               Enterprises, Inc. ("Jara").

         10.31 Omnibus Agreement dated as of July 6, 2001 by and between JCI and Jara.

                   JENNIFER CONVERTIBLES, INC.

                             PART II

                        OTHER INFORMATION


         10.32 Clarkstown Term Note in the amount of $54,525 made as of May 26, 2001 by Jara in favor of JCI.

         10.33 Rudzin-Bronx Term Note in the amount of $43,496 made as of May 26, 2001 by Jara in favor of JCI.

         10.34 Elmhurst Term Note in the amount of $5,234 made as of May 26, 2001 by Jara in favor of JCI.

         10.35 Warehousing Transition Agreement dated as of
               July 6, 2001 by and among JCI, Jennifer
               Warehousing, Inc., a New York corporation ("JWI"),
               Jennifer Convertibles, Inc., a New York
               corporation ("JCI-NY") and Jennifer-CA Warehouse,
               Inc. ("JCA").

         10.36 Warehousing Agreement dated as of July 6,
               2001 by and among JCI, Jennifer Warehousing, Inc., a Delaware corporation and a wholly owned subsidiary of JCI ("New Warehousing") and Jara.

         10.37 Hardware Lease dated as of July 6, 2001 by and between JCI and Jara.

         10.38 Software License Agreement dated as of July
               6, 2001 by and among JCI and Jara.

         10.39 Management Agreement and License dated as of July 6, 2001 by and among Jara, JCI, Jennifer
               Acquisition Corp. ("JAC") and Fred Love (with respect to Sections 3.3 and 4.2 only).

         10.40 Purchasing Agreement dated as of July 6, 2001 by and between JCI and Jara.

         10.41 Option Agreement dated as of July 6, 2001 by and among Jara, Fred J. Love and JCI.

         10.42 L.P. Purchase Agreement dated as of July 6,
               2001 by and among JCI, Jennifer Management III,
               Ltd., Jennifer Management IV Corp. and Jennifer
               Management V Ltd., and Jara.

                   JENNIFER CONVERTIBLES, INC.

                             PART II

                        OTHER INFORMATION


         10.43 Indemnification Agreement dated as of July 6,
               2001 by and among JCI and, with respect to Sections 11, 12 and 14 only: JWI; JCI-NY; JCA; and
               Jara.

         10.44 Side Letter re: Fairness Opinion dated as of
               July 6, 2001 by and between JCI and Jara.

         10.45 Agreement dated as of July 6, 2001 by and between Harley J. Greenfield, Edward B. Seidner and JCI.

          (b)  Reports on Form 8-K

               None

                   JENNIFER CONVERTIBLES, INC.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          JENNIFER CONVERTIBLES, INC.


July 13, 2001                 By: /s/    Harley J. Greenfield
                              Harley  J. Greenfield, Chairman  of
                              the   Board   and  Chief  Executive
                              Officer

July    13,    2001           By:   /s/     Rami    Abada
                              Rami, Abada, Interim Chief Financial Officer

                                                   EXECUTION COPY
                 EXHIBIT 10.30:  INTERIM OPERATING AGREEMENT

     THIS AGREEMENT is dated as of July 6, 2001 (the "Agreement") between Jennifer Convertibles, Inc., a Delaware corporation
("JCI"), and Jara Enterprises, Inc., a New York corporation
("Jara").

W I T N E S S E T H:

     WHEREAS, there are various disputes outstanding between JCI and Jara, including, without limitation, three (3) derivative actions known as Okun v. Ferrara, Massimi v. Greenfield and Orbanes v. Greenfield (together with any other litigation that has been or may be commenced asserting similar claims against JCI, Jara and their respective officers, directors, employees, accountants, consultants and/or representatives, the "Disputes"); and

     WHEREAS, as part of the settlement of the Disputes, the parties have executed certain agreements (the "Definitive
Agreements"), copies of which are attached to the Omnibus
Agreement dated as of the date hereof, which are subject, among other things, to the entry of a final non-appealable Court order approving such settlement (the "Court Approval").

     WHEREAS, the parties wish to implement provisions of certain of the Definitive Agreements, including the Warehousing Agreement (the "Warehousing Agreement"), the Purchasing Agreement (the "Purchasing Agreement"), the Management Agreement (the "Management Agreement") and the Software License Agreement (the "Software License Agreement"), prior to receiving Court Approval.

     NOW, THEREFORE, in consideration of the premises and of the representations, warranties, covenants and agreements set forth herein, and other good and valuable consideration, the mutual receipt and sufficiency of which are hereby acknowledged, the parties hereby agree to the foregoing and as follows:

     1. During the Interim Period (as defined below), JCI shall, except as otherwise provided hereby, operate and manage the Warehouses (as defined in the Warehousing Agreement) as if JCI owned the Warehouses, provided that any material changes to the operation of the Warehouses shall require Jara's prior written consent. The employees of Jara and its subsidiaries working at the Warehouses and for Warehouse Computer Corp, including, for such purposes, consultant Peter Corio (the "Warehouse
Employees") shall continue to be Jara's or such subsidiaries' employees and consultants and Jara or such subsidiary shall continue to be responsible for paying them and all other expenses associated with the operation of the Warehouses, including rent and expenses associated with the operation of the computer, including outside contractors, such as program developers. JCI shall provide by wire transfer to an account specified by Jara in writing sufficient funds to Jara to meet payroll and payroll related expenses, including related benefits for the Warehouse Employees one day prior to each day on which the Warehouse Employees are regularly scheduled to be paid. Jara shall supply reasonable supporting documentation for every pay period within 15 days of the end of such pay period, at which time any necessary adjustments will be made. Jara shall provide JCI with a schedule of non-payroll related expenses by Wednesday of each week and JCI shall provide by wire transfer to an account specified in writing by Jara sufficient funds to pay such expenses by Friday, provided such payment shall not foreclose JCI from requesting supporting documentation or subsequently contesting the amount paid. Jara shall supply JCI monthly, within 15 days after the end of each month, the check register, copies of bills and any supporting documentation reasonably requested by JCI as to such expenses.

          During the Interim Period, JCI shall use its best efforts to cause the Warehouses to operate in substantially the manner that operations at the Warehouses and related operations are operated as of the date of this Agreement and to maintain the Warehouses and related property in operable condition and repair, except for ordinary wear and tear.

          Notwithstanding anything to the contrary contained in the Warehousing Transition Agreement, JCI shall be obligated to close thereunder notwithstanding the condition of the Warehouses, unless JCI has objected to the condition of the Warehouses within 30 days after the date of this Agreement.

     2. During the Interim Period, the provisions of Sections 1, 2, 3, 4, 5, 6, 7, 9, 13 and 14 of the Warehousing Agreement shall be operative as if the Effective Date (as defined therein) had occurred and it were the Initial Period thereunder, except Fabric Protection Claims (as defined in the Warehousing Agreement) for which JCI will be responsible under Section 5(a) will be those as to which the initial complaint from the customer is received subsequent to May 27, 2001.

        3. During the Interim Period, the provisions of the Software License Agreement and the license granted thereby shall be operative as if the Closing Date under the Software License
Agreement had occurred. If the parties mutually agree, the related hardware shall be moved to a location designated by JCI under such terms and conditions as the parties agree.

        4. During the Interim Period, Sections 2, 3, 4, 6, 7 and 11 of the Purchasing Agreement shall be operative as if the Effective
Date (as defined therein) had occurred, except that the references in Section 3 to "twenty (20)" days and "thirty (30)" days shall each be deemed references to "eighty-five (85)" days during the Interim Period.

        5. During the Interim Period, Articles 1, 2, 4, and 5 of the Management Agreement shall be operative as if the Closing Date thereunder had occurred.

        6. During the Interim Period, the 1993 Purchasing Agreement, (as defined in the Purchasing Agreement), as amended, and the Warehousing Agreement, dated December 3, 1994, as amended by an Amendment dated May 28, 1994 (referred to in Section 11 of the
Warehousing Agreement) shall each be suspended, except that amounts due thereunder as of the effective date of this Agreement shall be paid within eighty-five (85) days. If the Interim
Period terminates and the Definitive Agreements have not become effective, the 1993 Purchasing Agreement and the 1994 Warehousing
Agreement shall both resume effect.

        7. During the Interim Period, royalties payable by the three stores owned by Jara (in Short Hills, New Jersey, Annapolis,
Maryland and Elmhurst, New York) shall be due eighty-five (85) days after receipt of the related invoice.

        8. This Agreement shall become effective on the first Saturday which is the last day of Jara and JCI's fiscal month after the date hereof. This Agreement shall terminate on the earlier of
(i) the Closing Date (as defined in the Warehousing Agreement) or
(ii) the rejection by a court of the Definitive Agreements unless either party appeals such decision within 30 days and, in that case, only for so long as such appeal has not been rejected by a court and not further rejected within 30 days (such period, the "Interim Period"). Upon termination of this Agreement, the parties shall have no further obligations hereunder, except (a) for any unpaid amounts or liability for a breach of any of their respective obligations under this Agreement prior to the termination, (b) in the event of a termination under (ii), this Agreement shall continue for 90 days after the 30-day period for bringing an appeal has expired, and (c) this Section 8 shall survive the termination of this Agreement.

          If this Agreement terminates and the Closing Date under the Management Agreement has not occurred, then the license to use the Licensed Marks shall continue until the twentieth (20th) anniversary of the date hereof, unless JCI extends by written notice to Jara, in which case the date shall be December 31, 2049, as to the nine stores other than Existing Stores opened in the Territory as of the date hereof and any other stores opened in the Territory after the date hereof, provided that JCI will pay to Jara an annual royalty equal to $400,000, payable in 12 monthly installments of $33,333 each, plus an amount equal to five percent (5%) of JCI Net Delivered Sales in the Territory, excluding (i) sales of leather living room furniture only at Jennifer Leather stores and at combined Jennifer Convertibles/Jennifer Leather stores and (ii) sales at the Existing Stores. The 5% royalty shall be paid monthly forty five
(45) days after the end of the month to which it relates. In consideration of the opening of four additional Jennifer Convertibles stores in the Territory prior to the date hereof and the license granted to such stores hereby, JCI shall pay $50,000 per store (an aggregate of $200,000) to Jara upon the execution and delivery of this Agreement.

     9. JCI and Jara hereby agree that all amounts owed by Jara to JCI in excess of $1,000,000 as of the date of this Agreement, which would otherwise be paid under the offset arrangement between the parties, will be paid by Jara within 90 days after the date of this Agreement. The parties acknowledge and agree that the total amount owed by Jara to JCI under such arrangement as of May 26, 2001 was $1,992,403. The Offset Agreement between Jara and JCI dated March 1, 1996 (the "Offset Agreement") shall be terminated. If the Interim Period terminates and the Definitive Agreements have not become effective, then Jara shall execute and deliver to JCI a note in the principal amount of $1,000,000 in the form attached as Exhibit 1 hereto, dated as of the date of such termination.

        10. JCI represents and warrants to, and covenants and agrees with, Jara as follows:

          (a) JCI is a corporation duly organized and existing and in good standing under the laws of the State of Delaware and has the power to own its properties and to carry on its business as now being conducted and as proposed to be conducted.

        (b) JCI has full power, authority and legal right to execute, deliver and perform this Agreement, and the execution, delivery and performance by JCI this Agreement have been duly authorized by all necessary action on the part of JCI.

        (c) This Agreement has been duly executed and delivered on behalf of JCI by a duly authorized officer of JCI, and constitutes the legal, valid and binding obligations of JCI, enforceable in accordance with its terms (subject to general equitable principles and applicable bankruptcy, insolvency, and other laws affecting the enforceability of creditors' rights generally).

        (d) The execution, delivery and performance by JCI of this Agreement (i) will not violate any provisions of the governing instruments of JCI (ii) will not violate any provision of, conflict with, constitute a default under or result in the creation or imposition of any lien on any of the assets of JCI pursuant to the provisions of any currently effective mortgage, indenture, contract, agreement or other undertaking to which JCI, or in the creation of any restriction, lien and/or encumbrance rights granted hereunder, or which is binding upon JCI or upon any of its respective assets.

     11. Jara represents and warrants to, and covenants and agrees with, JCI as follows:

          (a) Jara is a corporation duly organized and existing and in good standing under the laws of the State of New York and has the power to own its properties and to carry on its business as now being conducted and as proposed to be conducted.

        (b) Jara has full power, authority and legal right to execute, deliver and perform this Agreement to which each is a party, and the execution, delivery and performance by Jara of this Agreement have been duly authorized by all necessary action on the part of Jara.

        (c) This Agreement has been duly executed and delivered on behalf of Jara and thereto by a duly authorized officer of Jara and constitutes the legal, valid and binding obligations of Jara, enforceable in accordance with their terms (subject to general equitable principles and applicable bankruptcy, insolvency, and other laws affecting the enforceability of creditors" rights generally).

        (d) The execution, delivery and performance by Jara of this Agreement (i) will not violate any provision of the governing instruments of Jara and (ii) will not violate any provision of, conflict with, constitute a default under or result in the creation or imposition of any lien on any of the assets of Jara pursuant to the provisions of any currently effective mortgage, indenture, contract, agreement or other undertaking to which Jara, or in the creation of any restriction, lien and/or encumbrance rights granted hereunder, or which is binding upon Jara or upon any of its respective assets.

     12. Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration administered by the American Arbitration Association in accordance with its Commercial Arbitration Rules and judgment on the award rendered by the arbitrator(s) may be entered in any federal or state court of competent jurisdiction sitting within the area comprising the Eastern District of New York, such arbitration shall take place in New York, and the parties do hereby waive all questions of personal jurisdiction or venue for the purpose of carrying out this provision. In addition to all other remedies available in the arbitration, the parties shall have the right to seek termination of this Agreement and damages.

        13. This Agreement and any documents delivered by the parties in connection herewith constitute the entire agreement among the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, oral or written, with respect to all such matters. No addition to or modification of any provision of this Agreement shall be binding upon any party hereto unless made in writing and signed by all parties hereto.

        14. This Agreement shall be governed by the law of the State of New York, without regard to principles of conflicts of law.

        15. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same agreement.

        16. Any notice required to be given hereunder shall be sufficient if in writing, and sent by facsimile transmission or by courier service (with proof of service), hand delivery or certified or registered mail (return receipt requested and first-class postage prepaid), addressed as follows:

               To Jara:

                    Jara Enterprises, Inc.
                    One Ames Court, Suite 205
                    Plainview,  NY 11803
                    Attention: Fred Love, President
                    Telephone: (516) 390-4000
                    Facsimile: (516) 390-4088

               with copies to:

                    Warner & Joselson
                    350 Fifth Avenue, Suite 1229
                    New York, NY  10118
                    Attention:  Jonathon Warner, Esq.
                    Telephone: (212) 564-8000
                    Facsimile: (212) 564-8015

               and:

                    Phillips Nizer Benjamin Krim and Ballon LLP
                    666 Fifth Avenue
                    New York, NY 10103-0084
                    Attention: Eugene M. Kline, Esq.
                    Telephone: (212) 977-9700
                    Facsimile: (212) 262-5152

               To JCI:

                    Jennifer Convertibles, Inc.
                    419 Crossways Park Drive
                    Woodbury, NY  11797
                    Attention: Harley J. Greenfield, Chief
                    Executive Officer
                    Telephone: (516) 496-1900
                    Facsimile: (516) 496-0008

               with copies to:

                    Mintz, Levin, Cohn, Ferris, Glovsky and
                    Popeo, P.C.
                    Chrysler Center
                    666 Third Avenue
                    New York, NY 10017
                    Attention:  Kenneth R. Koch, Esq.
                    Telephone: (212) 935-3000
                    Facsimile: (212) 983-3115

or to such other address as any party shall specify by written notice so given, and such notice shall be deemed to have been delivered as of the date so telecommunicated, personally delivered or mailed.

     17. Headings of the Articles and Sections of this Agreement are for the convenience of the parties only and shall be given no substantive or interpretive effect whatsoever.

        18. In this Agreement, unless the context otherwise requires, words describing the singular number shall include the plural and vice versa, and words denoting any gender shall include all genders and words denoting natural persons shall include corporations and partnerships and vice versa.

        19. Except as provided in this Agreement, no action taken pursuant to this Agreement, including, without limitation, any investigation by or on behalf of any party, shall be deemed to constitute a waiver by the party taking such action of compliance with any representations, warranties, covenants or agreements contained in this Agreement. The waiver by any party hereto of a breach of any provision hereunder shall not operate or be construed as a waiver of any prior or subsequent breach of the same or any other provision hereunder.

        20. Any term or provision of this Agreement which is invalid or unenforceable in any jurisdiction shall, as to that jurisdiction, be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the remaining terms and provisions of this Agreement or affecting the validity or enforceability of any of the terms or provisions of this Agreement in any other jurisdiction. If any provision of this Agreement is so broad as to be unenforceable, the provision shall be interpreted to be only so broad as is enforceable.

        21. The parties hereto agree that irreparable damage would occur in the event that any of the provisions of this Agreement was not performed in accordance with its specific terms or was otherwise breached. It is accordingly agreed that the parties shall be entitled to seek an injunction or injunctions to prevent breaches of this Agreement and to enforce specifically the terms and provisions hereof, this being in addition to any other remedy to which they are entitled at law or in equity. Each of Jara and JCI agree to cause their subsidiaries to perform the obligations contemplated by this Agreement.

     IN WITNESS WHEREOF, the parties have executed this Agreement and caused the same to be duly delivered on their behalf on the day and year first written above.


                              JENNIFER CONVERTIBLES, INC.


                              By:     /s/Harley J. Greenfield
                                 Name: Harley J. Greenfield
                                 Title:Chief Executive Officer


                              JARA ENTERPRISES, INC.


                              By:     /s/Fred J. Love
                                 Name: Fred J. Love
                                 Title:President

                                                                EXHIBIT 1

$1,000,000

                                    TERM NOTE

                                New York, New York
        Date: As of [the Interim Operating Agreement Termination Date]

     FOR VALUE RECEIVED, JARA ENTERPRISES, INC. (the "Maker"), promises to pay to JENNIFER CONVERTIBLES, INC., a Delaware corporation (the "Payee"), at its executive office or at such other address as to which the Payee shall give written notice to the Maker as set forth below in lawful money of the United States Of America and in immediately available funds, the sum of one million Dollars ($1,000,000), without interest.

     Payments of the balance of the principal shall be made in fifty nine (59) equal monthly installments of $16,666.66 and a final payment of $16,667.06, each payable on the first day of each month commencing with the first day of the first month following the Interim Operating Agreement Termination Date.

     If any payment of this note becomes due and payable on a Saturday, Sunday or a legal bank holiday under the laws of the State of New York, the maturity thereof shall be extended to the next succeeding business day. Failure to pay any amount of this Note when it becomes due and payable and within ninety (90) days after the due date thereof, shall be an "Offset Payment Default". On and after the occurrence of such Offset Payment Default and for as long as the same is continuing, interest shall accrue on the outstanding principal amount of this Note at the rate of nine percent (9%) per annum.

     The Maker may prepay this Note in whole or in part at any time without premium or penalty.

     Only the following events shall constitute an event of default under this Note (an "Event of Default"):

(i)  an Offset Payment Default;

(ii) Maker makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts as they become due, or commences a voluntary case under the federal bankruptcy laws (as now or hereafter in effect), or is adjudicated bankrupt or insolvent, or files any petition or answer seeking for itself any liquidation, arrangement, composition, reorganization, readjustment or similar relief under any present or future statute, law or regulation pertaining to insolvency or creditors' rights, or files any answer admitting the material allegations of a petition filed against it in any such proceeding, or seeks or consents to or acquiesces in the appointment of any trustee, receiver, liquidator or similar official for itself or all or any substantial part of its properties; or

(iii) if within sixty (60) days after the commencement of any proceeding against Maker seeking any liquidation, arrangement, composition, reorganization, readjustment or similar relief under any present or future statute, law or regulation pertaining to insolvency or creditors' rights, such proceeding is not dismissed, or if within sixty (60) days after the appointment without the consent or acquiescence of Maker of any trustee, receiver, liquidator or similar official for Maker or of all or any substantial part of its properties, such appointment is not vacated.

     Upon the occurrence of any Event of Default set forth under
(i) above, Payee may, if such Event of Default has not been cured, by written notice to Maker, at Payee's option, declare the entire unpaid principal amount of this Note, together with accrued interest thereon, to be due and payable, whereupon the same shall forthwith mature and become due and payable, and Payee shall have such other remedies as Payee may have at law, equity or otherwise. Upon the occurrence of an Event of Default under
(ii) or (iii) above, all amounts then remaining unpaid on this Note shall become, or may be declared to be, immediately due and payable.

     This Note is unsecured in all respects, and is expressly subordinated to all Senior Indebtedness (as hereinafter defined) outstanding on the date hereof or hereafter created, incurred, assumed or guaranteed by the Maker, provided however, the payment of the principal of and interest on this Note shall rank pari passu with the Maker's other unsecured indebtedness to the extent such other unsecured indebtedness, by its terms, is not superior in right of payment to this Note. "Senior Indebtedness" shall mean all indebtedness of the Maker created, incurred, assumed or guaranteed by the Maker for money borrowed which is secured or which by its terms expressly provides that such debt is senior or superior in right of payment to this Note, provided, however, that the principal amount of unsecured Senior Indebtedness shall not, at any time, exceed an amount equal to the lesser of $3,000,000 or the then purchase price under the Asset Purchase Agreement which Maker has the option to enter into pursuant to an Asset Purchase Option Agreement dated as of the date hereof.
Upon or after the due date of any payment (including any accelerated payments) under any Senior Indebtedness of the Maker, the holders of such Senior Indebtedness are entitled to receive such payment in full before the holder of this Note is entitled to receive any payments.

     If the Maker makes any payment(s) under its guarantees of the leases related to warehouses transferred to Payee under a Warehouse Transition Agreement, dated as of [______], 2001, or if Payee defaults under such leases as to obligations accruing after the date of such transfer and Maker makes any payment relating thereto under such leases, or if an arbitrator or a court of competent jurisdiction awards the Maker damages in respect of a breach of the Warehousing Agreement, dated as of [________], 2001 among the Payee, Jennifer Warehousing, Inc. and the Maker or of the Management Agreement, dated as of [______], 2001 among Payee, Jennifer Acquisition Corp. and Maker, then the Maker shall be entitled to an offset in an aggregate amount not to exceed such damages and payments (the "Offset") against this Note and against that certain promissory note for One Million Four Hundred Thousand Dollars ($1,400,000) and dated as of [the Closing Date] from the Maker to the Payee (the "$1.4M Note") (to the extent it has not already offset against other obligations due to Maker and its affiliates); provided, that, Maker shall only be entitled to such Offset if the Payee does not within 30 days pay such damages or reimburse such payment to Maker.

     No failure on the part of Payee to exercise, and no delay in exercising, and no course of dealing with respect to, any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right hereunder preclude any other or further exercise thereof or the exercise of any other right hereunder.

     Presentment for payment, notice of dishonor, protest, and notice of protest are hereby waived.

     The Maker agrees to pay all costs including, without limitation, all reasonable attorneys' fees incurred by the Payee in collecting or enforcing payment of this Note in accordance with its terms.

     This Note may be modified or canceled, only by the written agreement of the Maker and the Payee. Failure of the Payee hereof to assert any right herein shall not be deemed to be a waiver thereof.

     This Note and the rights and obligations of the Maker and the Payee hereof shall be governed by and construed in accordance with the laws of the State of New York. THE MAKER HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING RELATED IN ANY WAY TO THIS NOTE AND AGREES THAT ANY SUCH PROCEEDING MAY, IF THE PAYEE SO ELECTS, BE BROUGHT AND ENFORCED IN THE SUPREME COURT OF THE STATE OF NEW YORK OR THE UNITED STATES DISTRICT COURT FOR THE EASTERN DISTRICT OF NEW YORK, AND THE MAKER HEREBY WAIVES ANY OBJECTION TO JURISDICTION OR VENUE IN ANY SUCH PROCEEDING COMMENCED IN ANY OF SUCH COURTS. THE MAKER FURTHER AGREES THAT ANY PROCESS REQUIRED TO BE SERVED ON MAKER FOR PURPOSES OF ANY SUCH PROCEEDING MAY BE SERVED ON MAKER, WITH THE SAME EFFECT AS PERSONAL SERVICE ON MAKER WITHIN THE STATE OF NEW YORK, BY REGISTERED MAIL ADDRESSED TO MAKER AT MAKER'S ADDRESS AS PROVIDED TO THE PAYEE.

                                      JARA ENTERPRISES, INC.


                                      By:
                                      _________________________
                                                Name: Fred Love
                                                Title: President

          EXHIBIT 10.31:  OMNIBUS AGREEMENT

     THIS AGREEMENT is dated as of July 6, 2001 (the
"Agreement") between Jennifer Convertibles, Inc., a Delaware corporation ("JCI") and Jara
Enterprises, Inc.,  a  New  York  corporation
("Jara").
                W I T N E S S E T H:

     WHEREAS, there are various disputes outstanding between JCI and Jara, including, without limitation, three (3) derivative actions known as Okun v. Ferrara, Massimi v. Greenfield and Orbanes
v. Greenfield (together with any other litigation that has been or may be commenced asserting similar claims against JCI, Jara and their respective officers, directors, employees, accountants, consultants and/or representatives, the
"Disputes"); and

     WHEREAS,  as  part  of the settlement of the
Disputes,  the parties  have  agreed  to  execute,
deliver  and  perform   this Agreement and certain
other agreements which are attached hereto as exhibits (the "Definitive Agreements").

     NOW, THEREFORE, in consideration of the premises and of the representations, warranties, covenants and agreements set forth herein, and other good and valuable consideration, the mutual receipt and sufficiency of which are hereby acknowledged, the parties hereby agree to the foregoing and as follows:

1.   Closing.

     Subject to the terms and conditions of this Agreement, the closing (the "Closing") of the transactions contemplated hereby and in the Definitive Agreements shall take place (a) at the offices of Mintz, Levin, Cohn, Ferris, Glovsky and
Popeo,  P.C., Chrysler  Center, 666 Third Avenue, New
York, New York 10017 at 10:00 a.m. on the Monday immediately following the first Saturday which is the last day of JCI's and Jara's fiscal month after all of the Definitive Agreements shall have been executed and shall be effective as of that Saturday (such effective date, the "Closing
Date"); or (b) at such other place, time, and/or date upon which the parties hereto may otherwise agree.

2.   Execution of the Definitive Agreements.

     The   parties   hereto  agree  to  execute   the
following agreements:

          (a)  the Warehousing Transition Agreement
substantially in the form of Exhibit A hereto;

        (b) the Warehousing Agreement substantially in the form of Exhibit B hereto;

        (c)  the Hardware Lease substantially in the form of Exhibit
C hereto;

        (d) the Software License Agreement substantially in the form of form of Exhibit D hereto;

        (e) the Management Agreement and License substantially in the form of Exhibit E hereto;

        (f) the Purchasing Agreement substantially in the form of Exhibit F hereto;

        (g) the Option Agreement substantially in the form of Exhibit G hereto;

        (h) the Jara $1.4M Note substantially in the form of Exhibit H hereto;

        (i) the Jara Offset Amount Note substantially in the form of Exhibit I hereto;

        (j) the Jara $200,000 Note substantially in the form of Exhibit J hereto;

        (k)  the Non-Competition and Confidentiality
Agreement of Jerome Silverman in the form of Exhibit
K hereto;

        (l) the L.P. Purchase Agreement substantially in the form of Exhibit L hereto;

        (m) the Indemnification Agreement in the form of Exhibit M hereto;

        (n)  the Letter Agreement as to Westside
Convertibles, Inc. in the form of Exhibit N hereto;
and

        (o) the Settlement Agreement substantially in the form of Exhibit O hereto.

3.   Effectiveness of the Definitive Agreements.

     The Definitive Agreements shall become effective on the first Saturday which is the last day of Jara and JCI's fiscal month after all conditions set forth in the above Definitive
Agreements shall have been satisfied or waived, including (i) the execution by Klaussner Furniture
Industries, Inc. of the consent substantially in the form of Exhibit P hereto, (ii) the settlement of the Disputes and (iii) the entry of a final, nonappealable court order of such settlement
(the "Court Approval"); provided, however, that, notwithstanding anything to the contrary contained therein, none of the Definitive Agreements shall be deemed effective until all of the Definitive
Agreements are effective and the closings contemplated by Exhibit A shall have occurred.

4.   1997 Agreements Canceled.

     The parties hereto hereby acknowledge and agree that the effectiveness of the agreements executed each as of February 21, 1997
(collectively, the "1997 Agreements") as part of an earlier attempted settlement of the Disputes was conditioned upon court approval of such settlement by a certain date; and, the parties hereto hereby acknowledge and agree further that since such court approval was not obtained by such date, the 1997
Agreements are hereby void and of no further force and effect.

5.   Representations and Warranties of JCI.

     JCI represents and warrants to, and covenants and agrees with, Jara as follows:

          (a)  JCI is a corporation duly organized
and existing and in good standing under the laws of the State of Delaware and has the power to own its properties and to carry on its business as now being conducted and as proposed to be conducted.

        (b) JCI and each direct or indirect subsidiary of JCI has full power, authority and legal right to execute, deliver and perform this Agreement and the Definitive Agreements to which each is a party, and the execution, delivery and performance by JCI and each such JCI subsidiary of this Agreement and the Definitive Agreements to which each is a party have been duly authorized by all necessary action on the part of JCI and each such JCI subsidiary.

        (c) This Agreement and the Definitive Agreements have been duly executed and delivered on behalf of JCI and each direct or indirect subsidiary of JCI which is a party hereto and thereto by a duly authorized officer of JCI and each such subsidiary, and constitute the legal, valid and binding obligations of JCI and each such JCI subsidiary, enforceable in accordance with their terms (subject to general equitable principles and applicable bankruptcy, insolvency, and other laws affecting the enforceability of creditors" rights generally).

        (d) The execution, delivery and performance by JCI and each direct and indirect subsidiary of JCI of this Agreement and the Definitive Agreements to which each is a party (i) will not violate any provisions of the governing instruments of JCI and each such JCI subsidiary (ii) will not violate any provision of, conflict with, constitute a default under or result in the creation or imposition of any lien on any of the assets of JCI or any such JCI subsidiary pursuant to the provisions of any currently effective mortgage, indenture, contract, agreement or other undertaking to which JCI or any such JCI subsidiary is a party, or in the creation of any restriction, lien and/or encumbrance rights granted hereunder, or which is binding upon JCI or any such JCI subsidiary or upon any of their respective assets.

6.   Representations and Warranties of Jara.

     Jara represents and warrants to, and covenants and agrees with, JCI as follows:

          (a)  Jara is a corporation duly organized
and existing and in good standing under the laws of the State of New York and has the power to own its properties and to carry on its business as now being conducted and as proposed to be conducted.

        (b) Jara and each direct or indirect subsidiary of Jara has full power, authority and legal right to execute, deliver and perform this Agreement and the Definitive Agreements to which each is a party, and the execution, delivery and performance by Jara and each such Jara subsidiary of this Agreement and the Definitive Agreements to which each is a party have been duly authorized by all necessary action on the part of Jara and each such Jara subsidiary.

        (c) This Agreement and the Definitive Agreements have been duly executed and delivered on behalf of Jara and each direct or indirect subsidiary of Jara which is a party hereto and thereto by a duly authorized officer of Jara and of each such subsidiary and constitute the legal, valid and binding obligations of Jara and each such Jara subsidiary, enforceable in accordance with their terms (subject to general equitable principles and applicable bankruptcy, insolvency, and other laws affecting the enforceability of creditors' rights generally).

        (d) The execution, delivery and performance by Jara and each direct and indirect subsidiary of Jara of this Agreement and the Definitive Agreements to which each is a party (i) will not violate any provision of the governing instruments of Jara and each such Jara subsidiary and (ii) will not violate any provision of, conflict with, constitute a default under or result in the creation or imposition of any lien on any of the assets of Jara or any such Jara subsidiary pursuant to the provisions of any currently effective mortgage, indenture, contract, agreement or other undertaking to which Jara or any such Jara subsidiary is a party, or in the creation of any restriction, lien and/or encumbrance rights granted hereunder, or which is binding upon Jara or any such Jara subsidiary or upon any of their respective assets.

7.   Termination and Settlement of Offset Agreement;
     Settlement of Inter-Company Accounts;
     Escrowed Agreements.

          (a)   Offset Agreement.  In settlement of
all debts and obligations  of Jara to JCI and of JCI
to Jara arising  under  or related to the offset
agreement dated March 1, 1996 between  Jara
and  JCI  ("Offset  Agreement") (i)  the  Offset
Agreement  will terminate  as of the Closing Date
("Offset Agreement  Termination Date"),  (ii)  Jara
will prepare a statement ("Offset  Agreement
Statement") setting forth the amount ("Offset
Amount")  due  from Jara to JCI under the Offset
Agreement as of the Offset Agreement Termination
Date, and (iii) Jara will deliver to JCI  the  Offset
Agreement  Statement  no later than fifteen  (15)
business  days after the Offset Agreement Termination
Date.  As of May 26, 2001, the Offset Amount is
$1,992,403, none of which has been paid.

       (i)  If, on or prior to the thirtieth
(30th) day following its receipt of the Offset
Agreement Statement, JCI has not delivered to Jara a notice of disagreement, the Offset Amount shall be deemed to be finally determined for purposes of the Offset Agreement in accordance with the Offset
Agreement Statement. If a notice of disagreement has been delivered to Jara within the thirtieth (30th) day period, Jara and JCI will seek in good faith to resolve the JCI objection for a period of thirty (30) days thereafter, and if the JCI objection is consensually resolved, the Offset Amount shall be deemed to be finally determined for purposes of the Offset Agreement in accordance with such consensual resolution. If no such consensual resolution has been reached at the end of the thirty (30) day period, Jara and JCI will submit any matters remaining in disagreement to an independent accounting firm (the "Dispute Auditor") for review and final determination of the Offset Amount for purposes of the Offset Agreement. The fees and expenses of the Dispute Auditor shall be borne fifty percent (50%) by Jara and fifty percent (50%) by JCI, provided that, if the Dispute Auditor resolves at least two thirds by dollar amount of the items in dispute in one party's favor, then such party shall not pay any of the fees and expenses charged by the Dispute Auditor and the other party shall pay all such fees and expenses.

      (ii) Jara will pay to JCI the Offset Amount as follows:
by the execution and delivery to JCI of Jara's promissory note ("Jara Offset Amount Note"), in the form attached hereto as Exhibit I, dated as of the Offset Agreement
Termination Date pursuant to the terms contained in such Jara Offset Amount Note.

          (b) Inter-Company Accounts. In settlement of all disputed Jara and JCI inter-company accounts other than those covered in Section 7(a) and 8, Jara will pay to JCI $1.4 million as follows: by the execution and delivery to JCI of Jara's promissory note substantially in the form of Exhibit H hereto dated as of the Closing Date in the principal amount of $1.4 million
("Jara $1.4M Note",  and  together  with the Jara Offset
Amount Note,  "Jara Notes").

        (c) Escrowed Agreements. Jara and JCI acknowledge that the Omnibus Agreement and the related agreements escrowed in 2000 are superseded by the Omnibus
Agreement and related agreements dated as of the date hereof.

8.   Acknowledgment of Respective Additional
Liabilities.

       (a)  Jara's Miscellaneous Liabilities.

      Jara hereby acknowledges that, as of March 31,
2001 and not including   amounts  due  under  Section
7  above   or   amounts represented  by  the  Jara
Notes, it owed to  JCI  the  following amounts:

                (i)  $300,000 (for warehousing); and

                (ii) $38,317.46 (Jennifer Delivery Bureau), for a total of $338,317.46; which has since been paid.

      (b)  Procedure for settlement of Miscellaneous
Liabilities.

               (i) Delivery of Statement. In settlement of all debts and obligations of JCI to Jara and of Jara to JCI referred to in Section 8(a) and (b) above,
(i) Jara will prepare a statement (the "Additional
Liabilities Statement") setting forth the amount
(the "Additional Liabilities Amount") due from Jara to JCI, or JCI to Jara, as the case may be, and
(ii) Jara will deliver to JCI the Additional Liabilities
Statement no later than thirty (30) business days after the Closing Date.

                (ii) Agreement on Final Amount; Dispute
Procedure. If, on or prior to the thirtieth (30th) day following JCI's receipt of the Additional Liabilities
Statement, JCI has not delivered to Jara a notice of disagreement, the Additional Liabilities Amount shall be deemed to be finally determined for purposes of this
Section 8 in accordance with the Additional Liabilities
Statement. If a notice of disagreement has been delivered within the thirtieth (30th) day period, the parties will seek in good faith to resolve the objection for a period of thirty (30) days thereafter, and if the objection is consensually resolved, the Additional Liabilities Amount shall be deemed to be finally determined in accordance with such consensual resolution. If no such consensual resolution has been reached at the end of the thirty
(30) day period, the parties will submit any matters remaining in disagreement to the Dispute Auditor, as such is defined in Section 7(a)(i) above, for review and final determination of the Additional Liabilities
Amount for purposes of this Section 8.
The fees and expenses of the Dispute Auditor shall be borne fifty percent (50%) by Jara and fifty percent
(50%) by JCI, provided that, if the Dispute Auditor resolves at least two thirds by dollar amount of the items in dispute in one party's favor, then such party shall not pay any of the fees and expenses charged by the Dispute Auditor and the other party shall pay all such fees and expenses.

        (iii)     Payment.  Jara shall pay to JCI or JCI
shall pay to Jara, as the case may be, the Additional
Liabilities Amount promptly and in no event later than thirty (30) days after Jara delivers the Additional
Liabilities Statement to JCI, unless such amount is disputed. If such amount is in dispute, the parties shall follow the payment procedure set forth in
Section 8(c)(ii) above.

9.   Notes Receivable.

     Attached hereto as Schedule A, is a schedule covering all amounts owing between the parties as of May 26, 2001, including the remaining balance of the notes payable by the Clarkstown, Bronx and Elmhurst stores (collectively, the "Notes
Receivable") as of May 26, 2001.

10.  Fairness Opinion Information.

     Jara shall provide such available financial information ("Financial Information") of Jara as is relevant to the going forward operations of the retail stores Jara currently owns (the "Jara Owned
Stores") (including relevant historical information relating to such going forward operations) and to the due diligence contemplated by the letter agreement, dated 1999 (the "Letter Agreement") between JCI and Jara as set out in Section 15 below, as is reasonably requested by an investment banker and in order for such investment banker retained at the sole cost and expense of JCI to render a fairness opinion (the "Opinion") in respect of the transactions contemplated hereby (the "Proposed
Transactions").

11. Confidentiality; Non-Competition With Respect to the Financial Information.

     JCI  will  use  the  Financial Information
solely  for  the purpose  of assisting an investment
banker to render its  Opinion pursuant  to  Section
10 above, and unless and until the  parties execute
the  Definitive Agreements and  the  Court  Approval
is obtained, JCI, its affiliates, subsidiaries,
directors, officers, employees, advisors and agents
(collectively, "JCI Representatives")  will keep the
Financial Information  strictly confidential.   JCI
will disclose the Financial Information only to those
JCI  Representatives who need to  know  the
Financial Information  for the purpose of assisting
such investment  banker with  the  Opinion.   JCI
shall promptly return to Jara any materials containing Financial Information, or will certify in writing that all such materials or copies of such materials have been destroyed. JCI also will not use any Financial Information to compete with Jara in the event that the Definitive Agreements are not executed or the Court Approval is not obtained.

12. Costs, Fees and Expenses of the Litigation of the Disputes (the "Litigation").

     Jara shall not be liable for or assume payment
of any of the costs,  fees  and  expenses incurred by
the  plaintiffs  in  the Litigation, and JCI,
Jennifer Acquisition Corp., the subsidiaries of  JCI,
Jennifer L.P. III, Jennifer L.P. IV and Jennifer L.P.
V (collectively,  the  "JCI Indemnitors") will
indemnify  and  hold harmless  Jara,  its  officers,
directors,  employees,   agents, advisors,
representatives and affiliates (collectively, the
"Jara Indemnitees") from and against, and pay or reimburse the Jara Indemnitees for, any and all of such costs, fees and expenses.

13.  General Costs.

     Each  of Jara and JCI shall be responsible for
and bear  all of  its own costs and expenses incurred
by it in connection  with the   Proposed
Transactions,  except  that  if   the   Proposed
Transactions are consummated, JCI shall be responsible for the costs and expenses (not to exceed in the aggregate $50,000, all of which has already been paid) which Jara incurred in connection with the Proposed Transactions, including expenses of Jara's representatives and counsel.

14.  Disclosure.

     Except and to the extent required by law,
without the  prior written  consent of the other
party, neither JCI nor Jara  shall, and  each  shall
direct its representatives not to,  directly  or
indirectly,  make any public comment, statement or
communication with  respect to, or otherwise disclose
or permit the  disclosure of, the substance of
discussions regarding a possible transaction between
the  parties  or any of the terms, conditions  or
other aspects  of  the Proposed Transactions,
provided,  however,  that Jara  acknowledges that JCI
will describe such  transactions  and file   the
Definitive Agreements in filings made with the Securities and Exchange Commission.

15.  Due Diligence Completion.

     Jara agrees to cooperate with JCI's due diligence
investigation  of  the  Jara warehouse operations
and  the  Jara Computer  Department  located at the
Plainview  Premises  ("Jara Computer Department") and
to provide to JCI financial information prepared
internally  by Jara in respect of  the  Jara
Warehouse Operations and the Jara Computer Department
("Due  Diligence Information").   JCI  shall  have
completed its due diligence investigation of the Jara warehouse operations and the Jara Computer
Department prior to the Closing Date and in no event later than sixty (60) days after execution of the Definitive Agreements.

16. Confidentiality; Non-Competition With Respect to the Due Diligence Information. JCI will use the Due
Diligence Information solely for the purpose of JCI's due diligence investigation of the Jara Warehouse
Operations and the Jara Computer Department, and unless and until the parties execute the

Definitive Agreements and the Court Approval is obtained, JCI and the JCI Representatives will keep the Due Diligence Information strictly confidential.
JCI will disclose the Due Diligence Information only to those JCI Representatives who need to know the Due
Diligence Information for the purpose of evaluating the Jara Warehouse Operations and the Jara
Computer Department in connection with the transaction proposed in this Letter. JCI shall promptly return to Jara any materials containing
Due Diligence Information, or will certify in writing that all such materials or copies of such materials have been destroyed. JCI also will not use any Due Diligence Information to compete with Jara in the event that the Definitive Agreements are not executed or the Court Approval is not obtained.

17.  Termination.

     This  Agreement may be terminated (i) by mutual
consent  of Jara  and  JCI  or (ii) by Jara or JCI by
written notice  to  the other  upon the breach in any
material respect by the other party of  its
respective obligations under this Agreement or if a
court does  not  approve  the Definitive Agreements
and  neither  party appeals  such decision within 30
days.  Upon termination of  this Agreement,   the
parties  shall  have  no  further   obligations
hereunder, except as stated in Sections 11, 14 and 16, which shall survive any such termination, and except for any liability for a breach of any of their respective obligations under this Agreement prior to the termination.

18.  Arbitration.

     Any  controversy or claim arising out of or
relating to this Agreement, or the breach thereof,
shall be settled by arbitration administered   by
the  American  Arbitration   Association   in
accordance with its Commercial Arbitration Rules and judgment on the award rendered by the arbitrator(s) may be entered in any federal or state court of competent jurisdiction sitting within the area comprising the Eastern District of New
York,  such arbitration  shall  take place in New
York, and the parties do hereby waive all questions of personal jurisdiction or venue for the purpose of carrying out this provision. In addition to all other remedies available in the arbitration, the parties shall have the right to seek termination of this Agreement and damages.

19.  Obligation of Jara to Indemnify.

     Jara  shall indemnify, defend and hold harmless
JCI and each of its subsidiaries and their respective assigns from and against losses, claims, damages and expenses (including legal fees) arising out of or due to a breach of any representation, warranty, covenant or agreement of Jara contained herein.

20.  Obligation of JCI to Indemnify.

     JCI  shall indemnify, defend and hold harmless
Jara and each of its subsidiaries and their respective assigns from and against losses, claims, damages and expenses (including legal fees) arising out of or due to a breach of any representation, warranty, covenant or agreement of JCI contained herein.

21.  Entire Agreement.

     This Agreement and any documents delivered by the parties in connection herewith constitute the entire agreement among the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, oral or written, with respect to all such matters.

No addition to or modification of any provision of this Agreement shall be binding upon any party hereto unless made in writing and signed by all parties hereto.

22.  Governing Law.

     This Agreement shall be governed by the law of the State of New York, without regard to principles of conflicts of law.

23.  Counterparts.

     This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same agreement.

24.  Notices.

     Any   notice  required  to  be  given  hereunder
shall   be sufficient  if in writing, and sent by
facsimile transmission or by courier service (with proof of service), hand delivery or certified or registered mail (return receipt requested and first class postage prepaid), addressed as follows:

               To Jara or a Subsidiary:

                    Jara Enterprises, Inc.
                    One Ames Court, Suite 205
                    Plainview, NY 11803
                    Attention: Fred Love,
                    President Telephone:
                    (516) 390-4000
                    Facsimile: (516) 390-4088

               with copies to:

                    Warner & Joselson
                    350 Fifth Avenue, Suite 1229
                    New York, NY  10118
                    Attention:  Jonathon Warner, Esq.
                    Telephone: (212) 564-8000
                    Facsimile: (212) 564-8015

               and:

                    Phillips Nizer Benjamin Krim
                    and Ballon LLP
                    666 Fifth Avenue
                    New York, NY 10103-0084
                    Attention: Eugene M. Kline, Esq.
                    Telephone: (212) 977-9700
                    Facsimile: (212) 262-5152

           To JCI or Manager:

                    Jennifer Convertibles, Inc.
                    419 Crossways Park Drive
                    Woodbury, NY 11797
                    Attention: Harley J. Greenfield,
                    Chief Executive Officer
                    Telephone: (516) 496-1900
                    Facsimile: (516) 496-0008

               with copies to:

                    Mintz, Levin, Cohn, Ferris,
                    Glovsky and Popeo P.C.
                    Chrysler Center
                    666 Third Avenue
                    New York, NY 10017
                    Attention:  Kenneth R. Koch, Esq.
                    Telephone: (212) 935-3000
                    Facsimile: (212) 983-3115

or  to  such other address as any party shall specify
by  written notice  so  given, and such notice shall
be deemed to  have  been delivered   as  of  the
date  so  telecommunicated,   personally delivered or
mailed.

25.  Headings.

     Headings of the Articles and Sections of this Agreement are for the convenience of the parties only and shall be given no substantive or interpretive effect whatsoever.

26.  Interpretation.

     In  this  Agreement, unless the context
otherwise  requires, words describing the singular
number shall include the plural and vice  versa,  and
words denoting any gender  shall  include  all
genders   and  words  denoting  natural  persons
shall   include corporations and partnerships and
vice versa.

27.  Waivers.

     Except as provided in this Agreement, no action taken pursuant to this Agreement, including, without limitation, any investigation by or on behalf of any party, shall be deemed to constitute a waiver by the party taking such action of compliance with any representations, warranties, covenants or agreements contained in this Agreement. The waiver by any party hereto of a breach of any provision hereunder shall not operate or be construed as a waiver of any prior or subsequent breach of the same or any other provision hereunder.

28.  Severability.

     Any term or provision of this Agreement which is invalid or unenforceable in any jurisdiction shall, as to that jurisdiction, be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the remaining terms and provisions of this Agreement or affecting the validity or enforceability of any of the terms or provisions of this Agreement in any other jurisdiction.
If any provision of this Agreement is so broad as to be unenforceable, the provision shall be interpreted to be only so broad as is enforceable.

29.  Enforcement of Agreement.

     The parties hereto agree that irreparable damage would occur in the event that any of the provisions of this Agreement was not performed in accordance with its specific terms or was otherwise breached.
It is accordingly agreed that the parties shall be entitled to seek an injunction or injunctions to prevent breaches of this Agreement and to enforce specifically the terms and provisions hereof, this being in addition to any other remedy to which they are entitled at law or in equity.

30.  No Broker.

      None of the parties hereto has incurred, or will incur, directly or indirectly, any liability for brokerage or finders" fees or agents" commissions or investment bankers" fees or any similar charges in connection with this Agreement or the Proposed
Transactions. JCI represents and warrants that it dealt with no broker or finder.

      IN WITNESS WHEREOF, the parties have executed this Agreement and caused the same to be duly delivered on their behalf on the day and year first written above.


                              JENNIFER CONVERTIBLES, INC.



                              By: /s/Harley J. Greenfield
                                 Name: Harley J.
                                 Greenfield Title:
                                 Chief Executive
                                 Officer


                              JARA ENTERPRISES, INC.


                              By: /s/Fred J. Love
                                 Name:
                                 Fred J. Love
                                 Title:
                                 President

          EXHIBIT 10.32:  CLARKSTOWN TERM NOTE

                    New York, New York
               Date: As of May 26, 2001

   FOR VALUE RECEIVED, JARA ENTERPRISES, INC. (the
"Maker"), promises to pay to JENNIFER CONVERTIBLES, INC., a Delaware corporation (the "Payee"), at its executive office or at such other address as to which the Payee shall give written notice to the Maker as set forth below in lawful money of the United States Of America and in immediately available funds, the sum of FIFTY FOUR THOUSAND FIVE HUNDRED
TWENTY FIVE Dollars ($54,525) without interest.

     Payments of the balance of the principal shall be made in twenty three (23) equal monthly installments of $2,275.00 and a final payment of $2,200.00, each payable on the first day of each month commencing June 1, 2001.

        If any payment of this note becomes due and payable on a Saturday, Sunday or a legal bank holiday under the laws of the State of New York, the maturity thereof shall be extended to the next succeeding business day and interest thereon shall be payable at the rate set forth above during such extension. Failure to pay any amount of this Note, whether principal or interest, when it becomes due and payable and within ninety
(90) days after the due date thereof, shall be a Payment Default. On and after the occurrence of such Payment Default and for as long as the same is continuing, interest shall accrue on the outstanding principal amount of this Note at the rate of nine percent (9%) per annum.

        The Maker may prepay this Note in whole or in part at any time without premium or penalty.

        Only the following events shall constitute an event of default under this Note (an "Event of Default"):

     (i)  a Payment Default;

     (ii) Maker makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts as they become due, or commences a voluntary case under the federal bankruptcy laws (as now or hereafter in effect), or is adjudicated bankrupt or insolvent, or files any petition or answer seeking for itself any liquidation, arrangement, composition, reorganization, readjustment or similar relief under any present or future statute, law or regulation pertaining to insolvency or creditors' rights, or files any answer admitting the material allegations of a petition filed against it in any such proceeding, or seeks or consents to or acquiesces in the appointment of any trustee, receiver, liquidator or similar official for itself or all or any substantial part of its properties; or

     (iii)if within sixty (60) days after the commencement of any proceeding against Maker seeking any liquidation, arrangement, composition, reorganization, readjustment or similar relief under any present or future statute, law or regulation pertaining to insolvency or creditors' rights, such proceeding is not dismissed, or if within sixty (60) days after the appointment without the consent or acquiescence of Maker of any trustee, receiver, liquidator or similar official for Maker or of all or any substantial part of its properties, such appointment is not vacated.

     Upon the occurrence of any Event of Default set forth under (i) above, Payee may, if such Event of Default has not been cured, by written notice to Maker, at Payee's option, declare the entire unpaid principal amount of this Note, together with accrued interest thereon, to be due and payable, whereupon the same shall forthwith mature and become due and payable, and Payee shall have such other remedies as Payee may have at law, equity or otherwise. Upon the occurrence of an Event of Default under (ii) or (iii) above, all amounts then remaining unpaid on this Note shall become, or may be declared to be, immediately due and payable.

        No failure on the part of Payee to exercise, and no delay in exercising, and no course of dealing with respect to, any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right hereunder preclude any other or further exercise thereof or the exercise of any other right hereunder.

        Presentment for payment, notice of dishonor, protest, and notice of protest are hereby waived.

     The Maker agrees to pay all costs including, without limitation, all reasonable attorneys' fees incurred by the Payee in collecting or enforcing payment of this Note in accordance with its terms.

     This Note may be modified or canceled, only by the written agreement of the Maker and the Payee.
Failure of the Payee hereof to assert any right herein shall not be deemed to be a waiver thereof.

     This Note and the rights and obligations of the Maker and the Payee hereof shall be governed by and construed in accordance with the laws of the State of New York. THE MAKER HEREBY WAIVES ANY RIGHT TO TRIAL
BY JURY IN ANY LEGAL PROCEEDING RELATED IN ANY WAY TO
THIS NOTE AND AGREES THAT ANY SUCH PROCEEDING MAY, IF
THE PAYEE SO ELECTS, BE BROUGHT AND ENFORCED IN THE
SUPREME COURT OF THE STATE OF NEW YORK OR THE UNITED
STATES DISTRICT COURT FOR THE EASTERN DISTRICT OF NEW
YORK, AND THE MAKER HEREBY WAIVES ANY OBJECTION TO
JURISDICTION OR VENUE IN ANY SUCH PROCEEDING
COMMENCED IN ANY OF SUCH COURTS.  THE MAKER FURTHER
AGREES THAT ANY PROCESS REQUIRED TO BE SERVED ON
MAKER FOR PURPOSES OF ANY SUCH PROCEEDING MAY BE
SERVED ON MAKER, WITH THE SAME EFFECT AS PERSONAL
SERVICE ON MAKER WITHIN THE STATE OF NEW YORK, BY
REGISTERED MAIL ADDRESSED TO MAKER AT MAKER'S ADDRESS
AS PROVIDED TO THE PAYEE.

                                 JARA ENTERPRISES, INC.

                                 By: /s/Fred J. Love
                                     Fred J. Love, President

                EXHIBIT  10.33:  RUDZIN-BRONX TERM NOTE
                           New York, New York
                        Date: As of May 26, 2001

        FOR VALUE RECEIVED, JARA ENTERPRISES, INC. (the
"Maker"), promises to pay to JENNIFER CONVERTIBLES, INC., a Delaware corporation (the "Payee"), at its executive office or at such other address as to which the Payee shall give written notice to the Maker as set forth below in lawful money of the United States
Of America and in immediately available funds, the sum of Forty Three Thousand Four Hundred Ninety
Six Dollars ($43,496) without interest.

     Payments of the balance of the principal shall be made in twenty (20) equal monthly installments of $2,140.00 and a final payment of $696.00, each payable on the first day of each month commencing
June 1, 2001.

     If any payment of this note becomes due and payable on a Saturday, Sunday or a legal bank holiday under the laws of the State of New York, the maturity thereof shall be extended to the next succeeding business day and interest thereon shall be payable at the rate set forth above during such extension. Failure to pay any amount of this Note, whether principal or interest, when it becomes due and payable and within ninety
(90) days after the due date thereof, shall be a Payment Default. On and after the occurrence of such Payment Default and for as long as the same is continuing, interest shall accrue on the outstanding principal amount of this Note at the rate of nine percent (9%) per annum.

    The Maker may prepay this Note in whole or in part at any time without premium or penalty.

    Only the following events shall constitute an event of default under this Note (an "Event of Default"):

     (i)  a Payment Default;

     (ii) Maker makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts as they become due, or commences a voluntary case under the federal bankruptcy laws (as now or hereafter in effect), or is adjudicated bankrupt or insolvent, or files any petition or answer seeking for itself any liquidation, arrangement, composition, reorganization, readjustment or similar relief under any present or future statute, law or regulation pertaining to insolvency or creditors' rights, or files any answer admitting the material allegations of a petition filed against it in any such proceeding, or seeks or consents to or acquiesces in the appointment of any trustee, receiver, liquidator or similar official for itself or all or any substantial part of its properties; or

   (iii) if within sixty (60) days after the commencement of any proceeding against Maker seeking any liquidation, arrangement, composition, reorganization, readjustment or similar relief under any present or future statute, law or regulation pertaining to insolvency or creditors' rights, such proceeding is not dismissed, or if within sixty (60) days after the appointment without the consent or acquiescence of Maker of any trustee, receiver, liquidator or similar official for Maker or of all or any substantial part of its properties, such appointment is not vacated.

     Upon the occurrence of any Event of Default set forth under (i) above, Payee may, if such Event of Default has not been cured, by written notice to Maker, at Payee's option, declare the entire unpaid principal amount of this Note, together with accrued interest thereon, to be due and payable, whereupon the same shall forthwith mature and become due and payable, and Payee shall have such other remedies as Payee may have at law, equity or otherwise. Upon the occurrence of an Event of Default under (ii) or (iii) above, all amounts then remaining unpaid on this Note shall become, or may be declared to be, immediately due and payable.

     No failure on the part of Payee to exercise, and no delay in exercising, and no course of dealing with respect to, any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right hereunder preclude any other or further exercise thereof or the exercise of any other right hereunder.

    Presentment for payment, notice of dishonor, protest, and notice of protest are hereby waived.

     The Maker agrees to pay all costs including, without limitation, all reasonable attorneys' fees incurred by the Payee in collecting or enforcing payment of this Note in accordance with its terms.

     This Note may be modified or canceled, only by the written agreement of the Maker and the Payee.
Failure of the Payee hereof to assert any right herein shall not be deemed to be a waiver thereof.

     This Note and the rights and obligations of the Maker and the Payee hereof shall be governed by and construed in accordance with the laws of the State of New York. THE MAKER HEREBY WAIVES ANY RIGHT TO TRIAL
BY JURY IN ANY LEGAL PROCEEDING RELATED IN ANY WAY TO
THIS NOTE AND AGREES THAT ANY SUCH PROCEEDING MAY, IF
THE PAYEE SO ELECTS, BE BROUGHT AND ENFORCED IN THE
SUPREME COURT OF THE STATE OF NEW YORK OR THE UNITED
STATES DISTRICT COURT FOR THE EASTERN DISTRICT OF NEW
YORK, AND THE MAKER HEREBY WAIVES ANY OBJECTION TO
JURISDICTION OR VENUE IN ANY SUCH PROCEEDING
COMMENCED IN ANY OF SUCH COURTS.  THE MAKER FURTHER
AGREES THAT ANY PROCESS REQUIRED TO BE SERVED ON
MAKER FOR PURPOSES OF ANY SUCH PROCEEDING MAY BE
SERVED ON MAKER, WITH THE SAME EFFECT AS PERSONAL
SERVICE ON MAKER WITHIN THE STATE OF NEW YORK, BY
REGISTERED MAIL ADDRESSED TO MAKER AT MAKER'S ADDRESS
AS PROVIDED TO THE PAYEE.
                                JARA ENTERPRISES, INC.

                                By: /s/Fred J. Love
                                Fred J. Love, President

                10.34:  RUDZIN-ELMHURST TERM NOTE
                         New York, New York
                       Date: As of May 26, 2001

     FOR VALUE RECEIVED, JARA ENTERPRISES, INC. (the "Maker"), promises to pay to JENNIFER CONVERTIBLES, INC., a Delaware corporation (the "Payee"), at its executive office or at such other address as to which the Payee shall give written notice to the Maker as set forth below in lawful money of the United States Of America and in immediately available funds, the sum of Five Thousand Two Hundred Thirty Four Dollars ($5,234) without interest.

     Payments of the balance of the principal shall be made in nine (9) equal monthly installments of $531.00 and a final payment of $455.00, each payable on the first day of each month commencing June 1, 2001.

     If any payment of this note becomes due and payable on a Saturday, Sunday or a legal bank holiday under the laws of the State of New York, the maturity thereof shall be extended to the next succeeding business day and interest thereon shall be payable at the rate set forth above during such extension. Failure to pay any amount of this Note, whether principal or interest, when it becomes due and payable and within ninety (90) days after the due date thereof, shall be a Payment Default. On and after the occurrence of such Payment Default and for as long as the same is continuing, interest shall accrue on the outstanding principal amount of this Note at the rate of nine percent (9%) per annum.

     The Maker may prepay this Note in whole or in part at any time without premium or penalty.

     Only the following events shall constitute an event of default under this Note (an "Event of Default"):

     (i)  a Payment Default;

     (ii) Maker makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts as they become due, or commences a voluntary case under the federal bankruptcy laws (as now or hereafter in effect), or is adjudicated bankrupt or insolvent, or files any petition or answer seeking for itself any liquidation, arrangement, composition, reorganization, readjustment or similar relief under any present or future statute, law or regulation pertaining to insolvency or creditors' rights, or files any answer admitting the material allegations of a petition filed against it in any such proceeding, or seeks or consents to or acquiesces in the appointment of any trustee, receiver, liquidator or similar official for itself or all or any substantial part of its properties; or

     (iii) if within sixty (60) days after the commencement of any proceeding against Maker seeking any liquidation, arrangement, composition, reorganization, readjustment or similar relief under any present or future statute, law or regulation pertaining to insolvency or creditors' rights, such proceeding is not dismissed, or if within sixty (60) days after the appointment without the consent or acquiescence of Maker of any trustee, receiver, liquidator or similar official for Maker or of all or any substantial part of its properties, such appointment is not vacated.

     Upon the occurrence of any Event of Default set forth under
(i) above, Payee may, if such Event of Default has not been cured, by written notice to Maker, at Payee's option, declare the entire unpaid principal amount of this Note, together with accrued interest thereon, to be due and payable, whereupon the same shall forthwith mature and become due and payable, and Payee shall have such other remedies as Payee may have at law, equity or otherwise. Upon the occurrence of an Event of Default under
(ii) or (iii) above, all amounts then remaining unpaid on this Note shall become, or may be declared to be, immediately due and payable.

     No failure on the part of Payee to exercise, and no delay in exercising, and no course of dealing with respect to, any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right hereunder preclude any other or further exercise thereof or the exercise of any other right hereunder.

     Presentment for payment, notice of dishonor, protest, and notice of protest are hereby waived.

     The Maker agrees to pay all costs including, without limitation, all reasonable attorneys' fees incurred by the Payee in collecting or enforcing payment of this Note in accordance with its terms.

     This Note may be modified or canceled, only by the written agreement of the Maker and the Payee. Failure of the Payee hereof to assert any right herein shall not be deemed to be a waiver thereof.

     This Note and the rights and obligations of the Maker and the Payee hereof shall be governed by and construed in accordance with the laws of the State of New York. THE MAKER HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING RELATED IN ANY WAY TO THIS NOTE AND AGREES THAT ANY SUCH PROCEEDING MAY, IF THE PAYEE SO ELECTS, BE BROUGHT AND ENFORCED IN THE SUPREME COURT OF THE STATE OF NEW YORK OR THE UNITED STATES DISTRICT COURT FOR THE EASTERN DISTRICT OF NEW YORK, AND THE MAKER HEREBY WAIVES ANY OBJECTION TO JURISDICTION OR VENUE IN ANY SUCH PROCEEDING COMMENCED IN ANY OF SUCH COURTS. THE MAKER FURTHER AGREES THAT ANY PROCESS REQUIRED TO BE SERVED ON MAKER FOR PURPOSES OF ANY SUCH PROCEEDING MAY BE SERVED ON MAKER, WITH THE SAME EFFECT AS PERSONAL SERVICE ON MAKER WITHIN THE STATE OF NEW YORK, BY REGISTERED MAIL ADDRESSED TO MAKER AT MAKER'S ADDRESS AS PROVIDED TO THE PAYEE.

                                      JARA ENTERPRISES, INC.

                                      By: /s/Fred J. Love
                                             Fred J. Love, President

             EXHIBIT 10.35: WAREHOUSING TRANSITION AGREEMENT

     WAREHOUSING TRANSITION AGREEMENT ("Agreement"), dated as of

July 6, 2001, made by and among JENNIFER CONVERTIBLES, INC., a

Delaware corporation ("JCI"), JENNIFER WAREHOUSING, INC., a New

York corporation ("JWI"), JENNIFER CONVERTIBLES, INC., a New

York corporation ("JCI-NY") and JENNIFER-CA WAREHOUSE, INC., a

California corporation ("JCA"; JWI, JCI-NY and JCA are sometimes referred to herein individually as a "Warehouse Entity" and

collectively as the "Warehouse Entities");

                           W I T N E S S E T H:

     WHEREAS, there are various disputes outstanding between JCI and Jara Enterprises, Inc., a New York corporation ("Jara"), the parent of the Warehouse Entities, including, without limitation,

three (3) derivative actions known as Okun v. Ferrara, Massimi

v. Greenfield and Orbanes v. Greenfield (together with any other litigation that has been or is commenced asserting similar

claims against JCI, Jara, the Warehouse Entities, their

respective officers, directors, employees, accountants,

consultants and/or representatives, or any of them, the

"Disputes");

     WHEREAS, JCI-NY is the tenant under that certain lease

attached as Exhibit A-1 hereto and made a part hereof (together with all amendments and modifications thereof, collectively, the

"New Jersey Lease") relating to the warehouse facility described in and demised pursuant to the New Jersey Lease (the "New Jersey

Warehouse");

     WHEREAS, JWI is the tenant under that certain lease

attached as Exhibit A-2 hereto and made a part hereof (together with all amendments and modifications thereof, collectively, the

"North Carolina Lease") relating to the warehouse facility

described in and demised pursuant to the North Carolina Lease

(the "North Carolina Warehouse");

     WHEREAS, JCA is the tenant under that certain lease

attached as Exhibit A-3 hereto and made a part hereof (together with all amendments and modifications thereof, collectively, the

"San Leandro Lease") relating to the warehouse facility

described in and demised pursuant to the San Leandro Lease (the

"San Leandro Warehouse");

     WHEREAS, JCA is also the tenant under that certain lease

attached as Exhibit A-4 hereto and made a part hereof (together with all amendments and modifications thereof, collectively, the

"Fontana Lease", together with the New Jersey Lease, the North

Carolina Lease and the San Leandro Lease, collectively, the

"Existing Leases") relating to the warehouse facility described in and demised pursuant to the Fontana Lease (the "Fontana

Warehouse", together with the New Jersey Warehouse, the North

Carolina Warehouse and the San Leandro Warehouse, collectively,

the "Existing Warehouses"); and

     WHEREAS, as part of the settlement of the Disputes, the

parties have agreed to execute, deliver and perform this

Agreement and certain other agreements.

     NOW, THEREFORE, in consideration of TEN ($10.00) DOLLARS in hand paid, the mutual covenants and agreements set forth herein,

and the settlement of the Disputes, and for other good and

valuable consideration, the mutual receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as

follows:

     1.   Definitions and Transfer of Real Estate Leases.

          A.   Definitions.  The following definitions contained in this

subsection A of this Article 1 shall have the meanings

hereinafter set forth as used throughout this Agreement, the

Exhibits and Schedules:

          (i)  "Active Employees" as defined in Section 4.4.

          (ii) "Agreement" shall have the meaning set forth in the preamble hereof.

          (iii)     "Appurtenant Rights" as defined in Section 1B.1.3.

          (iv) "Assumed Contracts" as defined in Section 4.5.

          (v)  "Assumed Warehouse Liabilities" as defined in Section B 1.1

          (vi) "Closing" as defined in Section 6.1.

          (vii) "Closing Conditions Date" as defined in Section 6.1.

          (viii) "Closing Statement" as defined in Section 8.1.4.

          (ix) "COBRA Participant" as defined in Section 4.4.2(c).

          (x) "Confidential Documents" as defined in Section 4.2.

          (xi) "Compensation Insurance Notice" as defined in Section
               4.4.2.

          (xii) "Contract(s)" as defined in Section 1B.1.6.

          (xiii)"Contract Assignment and Assumption Agreement" as defined in Section 8.1.3.

          (xiv)"Contract Expiration Notice" as defined in Section
               4.1.5.

          (xv) "Contract Approval" as defined in Section 7.

          (xvi)  "Court Approval" as defined in Section 7.1.5.

          (xvii) "DEPE" as defined in Section 4A.5.

          (xviii) "Disputes" shall have the meaning as set forth in the recitals hereof.

          (xix) "ERISA" as defined in Section 4.4.2(b)

          (xx) "Employees" as defined in Section 4.4.

          (xxi) "Employment Schedule" as defined in Section 4.4.2.

          (xxii) "Encumbrances" as defined in Section 5.1.

          (xxiii)"Environmental Covenants" as defined in Section 7.2.7.

          (xxiv) "Environmental Laws" as defined in Section 4A.5.

          (xxv) "Estoppels" as defined in Section 4A.3.

          (xxvi) "Existing Contracts" as defined in Section B 1.1.6.

          (xxvii)"Existing Leases" shall have the meaning as set forth in the recitals hereof.

          (xxviii)"Existing Warehouses" shall have the meaning as set forth in the recitals hereof.

          (xxix)"Existing Personal Property Leases" as defined in
                Section B 1.1.5.

          (xxx) "Existing Warehouse LOC" as defined in Section 8.2.5.

          (xxxi) "Financial Records" as defined in Section 4.2.

          (xxxii)"Fontana Warehouse" shall have the meaning as set forth in the recitals hereof.

          (xxxiii) "Guarantors" as defined in Section 3.1.7.

          (xxxiv) "HSR Consent" as defined in Section 4.9

          (xxxv) "Hart-Scott" as defined in Section 4.9.

          (xxxvi) "Hazardous Materials" as defined in Section 4A.5.

          (xxxvii) "ISRA Letter" as defined in Section 4.3.

          (xxxviii) "Indemnification" as defined in Section 4A.3.

          (xxxix)"JCI" shall have the meaning as set forth in the preamble hereof.

          (xl) "JWI" shall have the meaning as set forth in the preamble hereof.

          (xli) "JCA" shall have the meaning as set forth in the preamble hereof.

          (xlii) "JCI Certificate" as defined in Section 7.2.

          (xliii) "JCI Indemnified Parties" as defined in Section 17.1.

          (xliv) "Jara" shall have the meaning as set forth in the recitals hereof.

          (xlv) "JARA Indemnified Parties" as defined in Section 4.9.

          (xlvi)  "Landlord Consents" as defined in Section 4.3.

          (xlvii) "Leases" as defined in Section B 1.1.2.

          (xlviii)"Lease Assignment and Assumption Agreements" as defined in Section 8.1.1.

          (xlix) "Lease Guarantee(s)" as defined in Section 3.1.7.

          (l)"Material Default" as defined in Section 3.1.7.

          (li) "New Contract(s)" as defined in Section B 1.1.6.

        (lii) "New Employees Notice" as defined in Section 4.4.2.

        (liii) "New Employees" as defined in Section 4.4.2.

        (liv) "New Jersey Lease" shall have the meaning as set forth in the recitals hereof.

        (lv) "New Jersey Warehouse" shall have the meaning as set forth in the recitals hereof.

        (lvi) "New Lease(s)" as defined in Section B 1.1.2.

        (lvii) "New Personal Property Lease" as defined in Section B
                1.1.5.

        (lviii) "North Carolina Lease" shall have the meaning as set forth in the recitals hereof.

        (lix) "North Carolina Warehouse" shall have the meaning as set forth in the recitals hereof.

        (lx) "PCBs" as defined in Section 4A.5.

        (lxi) "Permitted Exceptions" as defined in Section 5.1.

        (lxii)"Permits" as defined in Section B 1.1.8.

        (lxiii) "Personal Property" as defined in Section B 1.1.4.

        (lxiv) "Personal Property Lease(s)" as defined in Section B
                1.1.5.

        (lxv) "Property" as defined in Section B 1.1.

        (lxvi) "Records" as defined in Section B 1.1.7.

        (lxvii) "Related Parties" as defined in Section 4.1.

        (lxviii) "San Leandro Lease" shall have the meaning as set forth in the recitals hereof.

        (lxix) "San Leandro Waiver" as defined in Section 4A.3.

        (lxx) "San Leandro Warehouse" shall have the meaning as set forth in the recitals hereof.

        (lxxi) "Transfer Date" as defined in Section 6.1.

        (lxxii) "Violations" as defined in Section 10.

        (lxxiii) "Warehouse(s)" as defined in Section 2.1.

        (lxxiv) "Warehouse Entity(ies)" shall have the meaning as set forth in the preamble hereof.

        (lxxv) "Warehouse Entity Event of Default" as defined in
                Section 13.1

        (lxxvi) "Warehouse Entities Certificate" as defined in Section
                7.1.

        (lxxvii) "Warehousing Agreement" as defined in Section 7.1.9.

        (lxxviii) "WARN Act" as defined in Section 4.4.2(o).

          B.   Transfer of Real Estate Leases.  On the Transfer Date (as

hereinafter defined), the Warehouse Entities will transfer and convey to JCI, upon the terms and conditions hereinafter set forth, all of the Warehouse Entities' respective rights, titles and interests in and to the following property (collectively,

the "Property") and JCI will assume in writing the obligations to be assumed by JCI pursuant to Sections 4.5 and 4.6

(collectively, the "Assumed Warehouse Liabilities"):

               1.1.1  the Existing Leases (to the extent that

the term of  any such Existing Lease extends beyond the Transfer

Date) (and, in the event that there are security deposits being held by the respective landlords under any Existing Lease, such security deposits shall not be deemed part of the Property and the provisions of Section 8.2.4 shall apply with respect thereto);

               1.1.2  any new lease for a warehouse facility under

which any Warehouse Entity or Jara or any subsidiary or affiliate of a Warehouse Entity or Jara is the tenant and occupant on the

Transfer Date and which complies with the provisions of Section

2.1 (each a "New Lease" and collectively the "New Leases"; the

Existing Leases and the New Leases, individually, a "Lease",

and, collectively, the "Leases");

                1.1.3  any other rights and benefits of the

Warehouse Entities in and to the Warehouses, whether appurtenant to the Leases or otherwise, including without limitation,

easements, rights of way, parking rights, air rights and water rights (collectively, the "Appurtenant Rights");

                1.1.4  to the extent owned by the Warehouse

Entities, all furnishings, fixtures, machinery, equipment,

vehicles and personalty (including computer hardware located at the Warehouses [but excluding computer hardware and

software which are leased to JCI by JARA under the Hardware

Lease of even date or the Software License Agreement of even date]) attached or appurtenant to or used in connection with and usually located at the Warehouses as set forth on

Exhibit B hereto or replacements thereof in accordance with

the terms of this Agreement (but excluding cash, cash

equivalents, deposits, accounts receivable,

tax refunds, choses in action and securities) (collectively,

after such exclusions, the "Personal Property");

        1.1.5  any leases to the Warehouse Entities or their

affiliates (to the extent that the term of such lease extends beyond the Transfer Date) for furnishings, fixtures, machinery,

equipment, vehicles and personalty which are attached or

appurtenant to or used in connection with the operation of, and usually located at, the Warehouses as set forth on Exhibit C hereto (the "Existing Personal Property Leases"), together with any new lease to a Warehouse Entity or an affiliate for

furnishings, fixtures, machinery, equipment, vehicles and

personalty which complies with the provisions of Section 2.2

(each a "New Personal Property Lease" and collectively the "New

Personal Property Leases"; the Existing Personal Property Leases

and the New Personal Property Leases,  individually, a "Personal

Property Lease", and collectively, the "Personal Property

Leases");

        1.1.6   any contracts and agreements to which a Warehouse

Entity or an affiliate is a party (but excluding the Leases and the Personal Property Leases), relating to the operation of the

Warehouses (written or otherwise) (to the extent that the term of such contract or agreement extends beyond the Transfer Date) as set forth on Exhibit D hereto (collectively, the "Existing

Contracts"), together with any new contract or agreement by a

Warehouse Entity or an affiliate relating to the operation of the Warehouses which complies with the provisions of Section 2.3

(each a "New Contract" and collectively the "New Contracts"; the

Existing Contracts and the New Contracts,  individually, a

"Contract", and collectively, the "Contracts");

        1.1.7  correspondence from any governmental agencies, the

landlords under the Leases, and the lessors under the Personal

Property Leases and files, notices, correspondence and other records used or employed by the Warehouse Entities or their

affiliates in connection with the Leases, the Personal Property

Leases, the Permits, the Appurtenant Rights or the Contracts

(but excluding confidential communications) (collectively, the

"Records"), but nothing herein stated shall be deemed to exclude the Warehouse Entities from retaining copies thereof and from dealing with the landlords under the Leases and others relating to the substance of such Records as the same relate to any

period prior to the Transfer Date; and

        1.1.8  any consents, authorizations, variances, waivers,

licenses, certificates, permits and approvals held by or granted to the Warehouse Entities in connection with the operation of the Warehouses, to the extent the same are transferable

(collectively, the "Permits").

     2.   New Leases, New Personal Property and New Contracts.

          2.1  If a warehouse is hereafter leased pursuant to a New Lease

(a "New Warehouse"; the New Warehouses and the Existing

Warehouses, individually, a "Warehouse", and, collectively, the

"Warehouses") by a Warehouse Entity or a subsidiary or affiliate thereof prior to the Transfer Date for use by a Warehouse

Entity, then: (a) the terms and conditions of any such New Lease shall be subject to the prior written approval of JCI, which approval shall not be unreasonably [withheld or] delayed, and,

if the New Lease is for the purpose of replacing an Existing

Lease or an Existing Warehouse (which replacement has been

approved by JCI in its sole discretion), and if (i) the landlord thereunder is not an affiliate of any Warehouse Entity, (ii) the terms of such New Lease are commercially reasonable for the

geographic area in which the New Warehouse is located and (iii)

the New Lease is an arms-length transaction, then such approval shall not be unreasonably withheld or delayed, and (b) such New

Lease shall expressly permit the assignment of such New Lease to

JCI.

        2.2  If a Warehouse Entity or a subsidiary or affiliate thereof prior to the Transfer Date intends to enter into any New

Personal Property Lease (to the extent such New Personal

Property Lease extends beyond the Transfer Date), unless (i)

such New Personal Property Lease may be terminated by JCI after the Closing upon not more than thirty (30) days prior written notice and without the payment of any penalty, fee or premium)

for use by a Warehouse Entity or (ii) such Lease would require the payment by JCI of not more than $5,000 in the aggregate

after the Transfer Date, then (a) the terms and conditions of any such New Personal Property Lease shall be subject to the prior written approval of JCI, which approval shall not be

unreasonably withheld or delayed, provided that (i) the lessor thereunder is not an affiliate of any Warehouse Entity, (ii) the terms of such New Personal Property Lease are commercially

reasonable for the geographic area in which the Warehouse in which the leased property under such New Personal Property Lease will be located and (iii) the New Personal Property Lease is an arms-length transaction and (b) such New Personal Property Lease shall expressly permit the assignment of such New Personal

Property Lease to JCI.

        2.3  If a Warehouse Entity or a subsidiary or affiliate thereof intends to enter into any New Contract prior to the Transfer

Date (to the extent such New Contract extends beyond the

Transfer Date, unless (i) such New Contract may be terminated by

JCI after the Closing upon not more than thirty (30) days prior written notice and without the payment of any penalty, fee or premium) for use by a Warehouse Entity or (ii) such New Contract would require the payment by JCI of not more than $5,000 in the aggregate after the Transfer Date, then: (a) the terms and

conditions of any such New Contract shall be subject to the

prior written approval of JCI, which approval shall not be

unreasonably withheld or delayed, provided that (i) the other party thereunder is not an affiliate of any Warehouse Entity,

(ii) the terms of such New Contract  are commercially reasonable for the geographic area in which the Warehouse(s) in which such

New Contract is to be performed and (iii) the New Contract is an arms-length transaction and (b) such New Contract shall

expressly permit the assignment of such New Contract to JCI.

     3.   Representations and Warranties.

          3.1  Each Warehouse Entity hereby represents and warrants to JCI as of the date hereof as follows except as set forth on the

Schedules annexed hereto as they may be amended or supplemented from time to time pursuant to Section 3.6 hereof:

               3.1.1     Organization; Power and Authority.  Each Warehouse

Entity is a corporation duly organized, validly existing and in good standing under the laws of the state of its incorporation,

is duly qualified to do business and is in good standing as a foreign corporation under the laws of each other jurisdiction where the nature of its business or ownership of its properties requires such qualification and has all requisite power and

authority to carry on its business as it is now being conducted,

to execute, deliver and perform its obligations under this

Agreement and to consummate the transactions contemplated

hereby.

        3.1.2 Due Authorization and Execution; Effect of Agreement.

The execution, delivery and performance by each Warehouse Entity of this Agreement and the consummation by each Warehouse Entity of the transactions contemplated hereby have been duly authorized by all necessary corporate action required to be taken on the part of each Warehouse Entity.  This Agreement has been duly and validly executed and delivered by each Warehouse

Entity and constitutes the valid and binding obligation of each

Warehouse Entity, enforceable in accordance with its terms,

except to the extent that such enforceability may be limited by bankruptcy, insolvency or other similar laws relating to

creditors' rights generally and general principles of equity

(whether considered in a proceeding in equity or at law).  The execution, delivery and performance by each Warehouse Entity of this Agreement and the consummation by each Warehouse Entity of the transactions contemplated hereby will not, with or without the giving of notice or the lapse of time, or both, (i) violate any provision of any law, rule or regulation to which any

Warehouse Entity is subject, to the best knowledge of each

Warehouse Entity; (ii) violate any order, judgment or decree applicable to any Warehouse Entity; or (iii) conflict with or result in a breach of or a default under any term or condition of the Certificate of Incorporation or By-Laws of any Warehouse

Entity or, (provided that all consents and approvals which have been, or by the Transfer Date will be, obtained, including,

without limitation, the Landlord Consents,  any agreement or other instrument to which any Warehouse Entity is a party or by which any of them or any of their assets may be bound, except in each case, for violations, conflicts, breaches or defaults which in the aggregate would not materially hinder or impair the

consummation of the transactions contemplated hereby.

        3.1.3     Consents.  No consent, approval or authorization of,

exemption by, or filing with, any governmental or regulatory authority or any third party is required in connection with the execution, delivery and performance by any Warehouse Entity of this Agreement, except for consents, approvals, authorizations,

exemptions and filings, if any, which have been, or by the

Transfer Date will be, obtained (to the extent required, and by the parties responsible under this Agreement), except for the

HSR Consent, a Letter of Non-Applicability (the "ISRA Letter"), the Court Approval, Landlord Consents and the third party consents listed on Schedule 3.1.3 attached hereto.

        3.1.4  Compliance with Applicable Laws.  No Warehouse Entity has received any written notice or violation that (a) the

Warehouses or any activity conducted in the Warehouses, or any omission in connection therewith, is in violation of any law,

rule, regulation, ordinance, statute, order, injunction or

decree, or any other requirement of any court or governmental,

quasi-governmental or administrative body or agency, applicable to the Property, (b) any requirements imposed in writing by any insurance carrier of the Warehouse Entities to the extent such carrier is an insurer or indemnitor of the Property have been violated or (c) any portion of the Property is subject to any notice of violation of law, municipal ordinance, orders or

requirements issued by any building department or other

governmental agency or subdivision having jurisdiction over the

Property or the Warehouses.

        3.1.5     Permits.  No Warehouse Entity has received any written

notice that any Permit required by any federal, state, or local law, rule or regulation and necessary for the operation of the

Property as currently being conducted either has not been

obtained, has expired or has been terminated, or that any fees due under any such Permit have not been paid when due.

        3.1.6     Title to Assets.  The Warehouse Entities have title to

the Property free and clear of all Encumbrances other than the

Permitted Exceptions.

        3.1.7     The Leases.  Attached hereto as Exhibits A-1, A-2, A-

3, and A-4 are true, correct and complete copies of each

Existing Lease and attached hereto as Exhibit A-5 are true,

correct and complete copies of all guarantees of the Existing

Leases (together with any guarantee of any New Lease,

individually, a "Lease Guarantee", and collectively, the "Lease

Guarantees"). To the best knowledge of the Warehouse Entities, each Lease and Lease Guarantee is in full force and effect and,

to the best knowledge of the Warehouse Entities, no party

thereunder, including the Warehouse Entities and the guarantors under any Lease Guarantee (the "Guarantors") is in default.  No party under any Lease or Lease Guarantee, including the

Warehouse Entities and the Guarantors under any Lease Guarantee,

has sent or received any written notice of default in respect thereof.  To the best knowledge of the Warehouse Entities, no event has occurred or circumstance exists which, with the giving of notice or the passage of time, or both, would constitute a

"Material Default" under any Lease.  For the purposes of this

Agreement, a "Material Default" shall be deemed to be any

monetary default or any default which would entitle the

landlord, lessor, party to a Contract, issuer of a Permit or other third party, as the case may be, to cancel a Lease,

Personal Property Lease, Appurtenant Right, Contract or Permit,

as the case may be.  The Warehouse Entities have not received written notice from any landlord under any Lease exercising any right to terminate such Lease, whether by default or otherwise,

nor has the tenant under any Lease exercised any right or

option, or stated its intent, to terminate or cancel any Lease.

The parties acknowledge and agree that the Warehouse Entities and the Guarantors of the Leases shall not be deemed to be in default under the Leases or Guarantees by reason of any non-

compliance with Environmental Laws prior to, on or after the

Transfer Date.  Except for the ISRA Letter, Landlord Consents,

the Court Approval, the HSR Consent and the consents listed in

Schedule 3.1.7 attached hereto, no landlord's, overlandlord's,

court's, governmental authority's or other third party's consent is required in connection with the assignment of the Leases as contemplated by this Agreement.  The Warehouse Entities have not assigned, transferred or conveyed any Lease or any interest

therein, or granted any right or option with respect thereto, to any party other than JCI under this Agreement.

        3.1.8  Personal Property Leases.  To the best knowledge of the Warehouse Entities, Exhibit C sets forth a full and complete list of all Existing Personal Property Leases, which, as of the date hereof, are the only written leases for furnishings,

fixtures, machinery, equipment, vehicles and personalty which are attached or appurtenant to or used in connection with the operation of the Warehouses and usually located at the

Warehouses (written or otherwise) and which extend beyond the

Transfer Date.  To the best knowledge of the Warehouse Entities,

none of the Existing Personal Property Leases has been amended or modified except as reflected on said Exhibit.  To the best knowledge of the Warehouse Entities, each of the Personal

Property Leases is in full force and effect and the Warehouse

Entities have not sent or received any notice of any Material

Default in respect of any such Personal Property Lease.

        3.1.9  Contracts.  To the best knowledge of the Warehouse

Entities, Exhibit D sets forth a full and complete list of all

Existing Contracts, which, as of the date hereof, are the only written contracts and agreements (other than the Existing Leases and the Existing Personal Property Leases) relating to the

Property (written or otherwise) and which extend beyond the

Transfer Date.  To the best knowledge of the Warehouse Entities,

none of the Contracts has been amended or modified except as reflected on Exhibit D.  To the best knowledge of the Warehouse

Entities, each of the Contracts is in full force and effect and the Warehouse Entities have not sent or received any notice of a

Material Default in respect of any such Contract.

        3.1.10    [INTENTIONALLY DELETED]

        3.1.11    Litigation.  Except as shown on Exhibit F hereof, to

the best of its knowledge, there is no action or proceeding

(zoning or otherwise) or governmental investigation pending, or,

to the Warehouse Entities' actual knowledge, without undertaking any independent investigation, threatened against, or relating to, the Warehouse Entities, the Property or the transactions contemplated by this Agreement, nor to the best of its knowledge is any Warehouse Entity aware of any basis for any such action,

proceeding or investigation.

          3.1.12    Employee Agreements.  There are no union or employment

contracts or agreements (written or oral) involving employees of the Warehouse Entities affecting the Property which will survive the Closing.

       3.2  Representations and Warranties of JCI.  JCI hereby

represents and warrants to the Warehouse Entities as of the date hereof as follows as they may be amended or supplemented from time to time pursuant to Section 3.6 hereof:

               3.2.1     Organization; Power and Authority.  JCI is a

corporation duly organized, validly existing and in good

standing under the laws of the State of Delaware, is duly

qualified to do business and is in good standing as a foreign corporation under the laws of each other jurisdiction where the nature of its business or ownership of its properties requires such qualification and has all requisite power and authority to carry on its business as it is now being conducted, to execute,

deliver and perform its obligations under this Agreement and to consummate the transactions contemplated hereby.

        3.2.2     Due Authorization and Execution; Effect of Agreement.

The execution, delivery and performance by JCI of this Agreement and the consummation by JCI of the transactions contemplated hereby have been duly authorized by all necessary corporate

action required to be taken on the part of JCI.  This Agreement has been duly and validly executed and delivered by JCI and

constitutes the valid and binding obligation of JCI, enforceable in accordance with its terms, except to the extent that such enforceability may be limited by bankruptcy, insolvency, or

other similar laws relating to creditors' rights generally and general principles of equity (whether considered in a proceeding in equity or at law).  The execution, delivery and performance by JCI of this Agreement and the consummation by JCI of the

transactions contemplated hereby will not, with or without the giving of notice or the lapse of time, or both, (i) violate any provision of any law, rule or regulation to which JCI is

subject; (ii) violate any order, judgment or decree applicable to JCI; or (iii) conflict with or result in a breach of or a default under any term or condition of JCI's Certificate of

Incorporation or By-Laws or any agreement or other instrument to which JCI is a party or by which it or its assets may be bound,

except in each case, for violations, conflicts, breaches or

defaults which in the aggregate would not materially hinder or impair the consummation of the transactions contemplated hereby.

        3.2.3     Investigation by JCI.  JCI is a knowledgeable and

sophisticated business company.  JCI has reviewed and considered the nature of this transaction and the Property and its

financial condition, including the income, expenses and

profitability from the operation of the Property, zoning,

physical condition of the Property, including environmental

conditions,  permits and all aspects of this transaction.  In electing to proceed with this transaction, JCI has determined that the Property is satisfactory to JCI in all respects and is acquiring the Property in its current "as is" condition, except as expressly set forth herein.  JCI has and will rely solely on

JCI's own independent investigations and inspections, and JCI has not relied and will not rely on any representation or

warranty of the Warehouse Entities other than as expressly set forth in this Agreement (and JCI understands and agrees that,

except as specifically set forth in this Agreement, none of the representations or warranties of the Warehouse Entities shall survive the Closing).  JCI further acknowledges and agrees that,

except for the specific representations and warranties made by the Warehouse Entities in this Agreement, the Warehouse Entities have made no representations or warranties, are not willing to make any representations or warranties, nor have the Warehouse

Entities held out any inducements to JCI other than those set forth in this Agreement; and the Warehouse Entities are not and shall not be liable or bound in any manner by any express or implied warranties, guaranties, statements, representations or information pertaining to the Property, except as may be specifically set forth in this Agreement.

          3.3  Notices of Default.  JCI has not received any written notice that any Lease, Personal Property Lease, Contract or

Permit is in Material Default that has not been delivered to a

Warehouse Entity.

        3.4  Survival.  It shall be a condition to each party's

obligation to close hereunder that the representations and

warranties of the parties made in this Agreement as amended

pursuant to Section 3.6 hereof, will be true and correct in all material respects as of the Transfer Date, including, where

applicable, with respect to any New Leases and New Contracts.

The representations and warranties of the parties made in this

Agreement shall survive the Closing for a period of six (6)

months (except as to any claim by either party in writing within such six (6) month period), except that the representations and warranties of the Warehouse Entities contained in Sections

3.1.1, 3.1.2 and 3.1.6, and in the first sentence of Section

3.1.7, and the representations of JCI contained in Sections

3.2.1, 3.2.2 and 3.2.3 shall survive the Closing without such six (6) month limitation.

        3.5  Knowledge.     Wherever in this Agreement the phrase "to

the knowledge of" or "to the best knowledge of" or similar words appear, the same shall refer to the actual knowledge of the

person making such representation or warranty without any

independent investigation.

        3.6  The parties acknowledge that the facts set forth in the representations and warranties in this Article 3 and on the

schedules and exhibits annexed to this Agreement may change

prior to the Transfer Date.  The Warehouse Entities and JCI

agree to update their representations, warranties, schedules and exhibits from time to time and on the Transfer Date.

          (a)  If, on or prior to the Transfer Date, JCI receives notice from a Warehouse Entity of a material adverse change in the

representations, warranties, schedules or exhibits of the

Warehouse Entities, JCI may elect either (i) to proceed to close the transactions contemplated herein without any adjustment or

(ii) to cancel this Agreement by written notice to Warehouse

Entities and upon such notice of cancellation this Agreement shall be null and void and of no further force and effect and the parties shall be released of all obligations hereunder.

        (b)  If, on or prior to the Transfer Date, Warehouse Entities receives notice from JCI of a material adverse change in the representations and warranties of JCI, Warehouse Entities may elect either (i)  to proceed to close the transactions

contemplated herein without adjustment or (ii) to cancel this

Agreement by written notice to JCI and upon such notice of

cancellation this Agreement shall be null and void and of no further force and effect and the parties shall be released of all obligations hereunder.

     4.   Covenants of the Warehouse Entities.  Each of the Warehouse

Entities hereby covenants and agrees with JCI as follows:

          4.1  Operation of the Property Prior to Closing.  During the

period from the date hereof through the Transfer Date, except as expressly contemplated or permitted by this Agreement, the

Warehouse Entities shall, at their sole cost and expense:

               4.1.1     operate the Warehouses in substantially the manner in

which the Warehouses and related warehouse system are operated as of the date of this Agreement;

                4.1.2     maintain all Leases, Appurtenant Rights, Personal

Property Leases, Contracts and Permits which extend beyond the

Transfer Date in full force and effect, timely make all payments and observe and perform all obligations to be paid, observed or performed by the Warehouse Entities thereunder (excluding any obligation by the Warehouse Entities to comply with

Environmental Laws), subject to the provisions of Articles 2 and

12, and Sections 4.3 and 4A.5, provided, however, that, if any

Lease, Appurtenant Right, Personal Property Lease, Contract or

Permit shall be scheduled to expire prior to the Transfer Date,

then the provisions of Section 4.1.5 shall apply;

                4.1.3     not commit any act which would constitute a Material

Default under any Lease, Appurtenant Right, Personal Property

Lease, Contract or Permit extending beyond the Transfer Date, or commit any act which would violate any applicable law,

regulation, ordinance, order, injunction or decree or any other requirement of any governmental body or court, relating to the

Property except as to matters relating to Environmental Laws;

        4.1.4     promptly deliver to JCI a copy of any written notice

(including, without limitation, a notice of default) received under any Lease, Appurtenant Right, Personal Property Lease,

Contract or Permit extending beyond the Transfer Date and except as to matters relating to Environmental Laws exercise its best efforts to promptly cure or contest any such default;

        4.1.5     not modify, amend, renew, extend, terminate or

otherwise alter any of the Leases, Appurtenant Rights, Personal

Property Leases, Contracts or Permits which extend beyond the

Transfer Date, nor, except as expressly provided in this

Agreement, enter into any new lease, license, occupancy

agreement, contract, agreement,  Appurtenant Right or Permit,

which both extends beyond the Transfer Date and affects the

Property, without the prior written consent of JCI in each

instance, which consent shall not be unreasonably delayed or withheld.  Notwithstanding the foregoing, in the event that any

Lease, Appurtenant Right, Personal Property Lease, Contract or

Permit shall be scheduled to expire prior to the Transfer Date,

the Warehouse Entity involved shall give notice to JCI no later than thirty (30) days prior to any such scheduled expiration (a

"Contract Expiration Notice") describing in reasonable detail the proposed terms contained in any renewal option, or, if no renewal option exists, the projected terms on which such Lease,

Appurtenant Right, Personal Property Lease, Contract or Permit

can be renewed, and JCI shall have the right to require the

Warehouse Entity to either (a)  renew the Lease, Appurtenant

Right, Personal Property Lease, Contract or Permit described, on such terms as set forth in such Contract Expiration Notice, in which event the Warehouse Entity will use its reasonable efforts to enter into such renewal, or (b) to allow such Lease,

Appurtenant Right, Personal Property Lease, Contract or Permit

described in such Contract Expiration Notice to expire. In the event that JCI does not respond to any Contract Expiration

Notice within seven (7) days after such Contact Expiration

Notice is deemed given, then the consent of JCI to the renewal or the expiration, as determined in the sole discretion of the

Warehouse Entities of such Lease, Appurtenant Right, Personal

Property Lease, Contract or Permit upon the terms set forth in such Contract Expiration Notice shall be deemed to have been given;

        4.1.6     maintain the Warehouses and the Personal Property in

an operable condition and repair, except for ordinary wear and tear, unless the landlord under a Lease or the lessor under a

Personal Property Lease is responsible for such maintenance, in which case the Warehouse Entities will use their reasonable

efforts to cause the landlord or lessor to perform such

maintenance and except for maintenance necessitated by the acts or omissions of JCI or its employees, agents or contractors, or acts or omissions at their direction. Notwithstanding the

foregoing, the Warehouse Entities shall only be required to

perform ordinary maintenance of the Warehouses and the Personal

Property, as opposed to repairs or replacements, except to the extent that such  obligations are imposed by the Leases,

Contracts, or applicable law, other than Environmental Laws or agreements;

        4.1.7     not undertake or commence any renovations or

alterations at the Warehouses which will result in liabilities beyond the Transfer Date, without the prior written consent of

JCI in each instance, which consent shall not be unreasonably delayed or withheld, provided that no consent of JCI shall be required in the event that such renovations or alterations are required under the terms of the applicable Lease, Contract or applicable law and such renovations or alterations are (a)

carried out in a workmanlike manner, (b) not performed by an affiliate of any Warehouse Entity, (c) performed under written contracts, the terms of which are commercially reasonable for the geographic area in which the applicable Warehouse is

located, and which have been negotiated in an arms-length

transaction and (d) unless such renovations or alterations are substantially completed and paid for in their entirety, together with final lien waivers delivered prior to the Transfer Date.

Notwithstanding the foregoing, in the event that any Warehouse and/or the Personal Property shall require repairs or

replacements (as opposed to normal maintenance), other than

those required by Lease, Contract or applicable law, and the

Warehouse Entities shall decline to perform such repairs or

replacements at sole expense of the Warehouse Entities, then the

Warehouse Entities shall promptly give notice to JCI of the

necessity therefor and JCI and the Warehouse Entities shall

mutually determine whether or not to perform such repairs or replacements and allocate the cost of the performance thereof;

        4.1.8     maintain insurance of the types and in the amounts

currently maintained by it in respect of the Property and set forth on Exhibit G hereto;

        4.1.9     promptly deliver to JCI copies of any work orders or

requirements of any company insuring the Property against

casualty loss and proof, reasonably satisfactory to JCI, that the Warehouse Entities have performed or commenced performing such work orders or requirements where failure to do so would result in a diminution of insurance against casualty loss,

except where such work order or requirement is necessitated by the acts or omissions of JCI or its employees, agents or

contractors, or acts or omissions at their direction;

        4.1.10    promptly deliver notice to JCI of, and, if the same

may adversely affect JCI or the Property, defend at the

Warehouse Entities' expense, all actions, suits, claims and

other proceedings affecting the Property, or the use, possession or occupancy thereof, not covered by insurance, except where such action, suit, claim or other proceeding is the direct

result of the acts or omissions of JCI or its employees, agents or contractors, or acts or omissions at their direction, and except for any action or proceeding initiated by the New Jersey

Department of Environmental Protection & Energy, the United

States Environmental Protection Agency or any other governmental agency or department or of any suit commenced by any private parties arising from any breach of Environmental Laws.  JCI

shall defend and indemnify the Warehouse Entities, the

Guarantors and Jara and their officers, directors and

stockholders against any claims, suits or actions arising from any alleged breach of any Environmental Laws in accordance with the Indemnification Agreement attached as Exhibit 4A.  If the landlord under the applicable Lease is responsible for defending such actions, suits, claims and other proceedings, the Warehouse

Entities shall use their reasonable efforts to cause such

landlord to so defend them;

        4.1.11    promptly deliver copies of notices received by it to

JCI concerning the presence or release of Hazardous Materials or any actual or threatened condemnation of the Property or any portion thereof given by or on behalf of any Federal, state or local agency;

        4.1.12    use their best efforts to maintain all Permits set

forth on Exhibit H in full force and effect; and

        4.1.13    except as set forth in this Agreement, the Warehouse

Entities shall not make any conveyance, transfer, mortgage, assignment, pledge or other encumbrance of the Property, or any part thereof, or take any other action affecting title to the

Property or any portion thereof, without the prior written

consent of JCI.

               Notwithstanding anything to the contrary

contained herein, no action or inaction by the Warehouse

Entities shall constitute a breach of this Section 4.1 (or any subsection thereof) if JCI was aware of such action or inaction and did not timely object thereto (unless such action or

inaction was one which expressly required JCI's prior written consent).

          4.2  Access to Information; Transition Training.  From the date hereof through the Transfer Date, (a) the Warehouse Entities shall afford to JCI and its employees, officers, accountants and financial advisors, during normal business hours upon reasonable notice, full and complete access to the Property, including the

Records and the Financial Records  (but not any other financial records), and (b) the Warehouse Entities shall provide to JCI,

promptly upon written request, an itemized list of all payables in connection with the operation of the Warehouses on a "going forward" basis and copies of, or access to, records

substantiating such expenses, to the extent that such records exist (the "Financial Records", together with the Records, the

"Confidential Documents"), all of which shall be delivered

without representation or warranty on the part of the Warehouse

Entities.  Notwithstanding the foregoing, JCI shall have no

right of access to any other financial information with respect to the Warehouse Entities.  From the date hereof through the

Transfer Date, the Warehouse Entities shall not take any action outside of the ordinary course of business of which JCI is not aware (or, if such action expressly requires JCI's prior written consent, without such prior written consent, assuming that such consent is not unreasonably delayed or withheld) and shall

cooperate with and train the employees and officers of JCI in the operation of the warehouse system to ensure a smooth

transition. JCI acknowledges the confidentiality of such

Confidential Documents and shall hold the Confidential Documents in confidence, and in connection therewith JCI shall not reveal the contents of the Confidential Documents (or any summary or portion of the terms thereof) to any third party other than as set forth below. Notwithstanding the foregoing, JCI may make the

Confidential Documents available to their respective employees,

officers and principals and those Related Parties who, in JCI's sole judgment, need to know such information for the purpose of evaluating the transactions contemplated hereby. Provided JCI obtains confidentiality agreements from such Related Parties,

JCI shall be responsible for any violation of this provision by its Related Parties but not for punitive or consequential

damages. In addition, JCI shall be entitled to disclose any

Confidential Document which (i) was or becomes generally

available to the public other than as a result of disclosure by

JCI or any of its affiliates or any of their respective

employees, agents, representatives or consultants to the public or to any third party in violation of this Agreement; (ii)

becomes available to JCI from a source other than the Warehouse

Entities, provided that JCI has no reason to believe (in its reasonable judgment) that such source is itself bound by any nondisclosure obligation in favor of the Warehouse Entities;

(iii) was rightfully in the possession of JCI prior to its

receipt from the Warehouse Entities; or (iv) JCI is required to disclose by law or by court or governmental agency of competent jurisdiction. The term "Related Parties" shall mean,

collectively, (i) any affiliate or subsidiary of JCI, (ii) any of JCI's attorneys, appraisers, accountants, engineers,

architects, agents, consultants, contractors, and advisors,

(iii) JCI's potential lenders, partners and investors, and their respective employees, accountants, attorneys and agents, (iv)

any other parties to whom JCI deems it necessary to disclose

Confidential Documents in order to effectuate the transactions described herein or (v) any department, bureau or governmental agency responsible for the oversight of JCI.

        4.3  Cooperation by the Warehouse Entities.  The Warehouse

Entities will use their reasonable efforts to secure all necessary consents, approvals, authorizations, exemptions and waivers from third parties as shall be required in order to

enable the Warehouse Entities to effect the transactions

contemplated hereby (provided, however, that, in accordance with the provisions of Section 4A.3 hereof,  JCI will use its

reasonable efforts to secure, at JCI's expense, any necessary consent of a landlord and/or an overlandlord under any of the

Leases and/or any required consents of third parties or

governmental agencies to the assignment of such Lease including,

without limitation, the ISRA letter, and the Landlord Consents

(but excluding the HSR Consent, if not required by statute), and will otherwise use its reasonable efforts to cause the

consummation of the transactions contemplated hereby in

accordance with the terms and conditions hereof.  The Warehouse

Entities have indicated to JCI, and JCI acknowledges, that the consents of the landlords under all of the Existing Leases,

except for the New Jersey Lease, are required in order to

consummate the transactions contemplated hereby.  The Warehouse

Entities shall execute and deliver to JCI all written consents and authorizations as may reasonably be necessary to make a

search of the records of any federal, state, county or municipal or other governmental or quasi-governmental department, agency or authority having jurisdiction over the Property in order to verify any provision, covenant, agreement, condition, warranty or representation made by the Warehouse Entities in this

Agreement or any information relating to the Property.

          4.4  Employees and Employee Benefit Plans.

               4.4.1     Employees.  "Employees" shall mean all current and

former employees of the Warehouse Entities.  "Active Employees"

shall mean the Employees who, as of the Transfer Date, are

employees of the Warehouse Entities including employees on short-

term disability who return to work prior to incurring a long-

term disability; provided, however, that those persons whose services are or were utilized as temporary employees or

independent contractors by the Warehouse Entities shall not be considered Employees or Active Employees and JCI shall not have any obligations with respect to such temporary employees or independent contractors under this Section 4.4; the Warehouse

Entities agree to be jointly and severally responsible for and to indemnify JCI and the JCI Indemnified Parties against any and all claims made by any such temporary employee or independent contractor for severance or other benefits or other claims with respect to or as a result of such temporary employee or

independent contractor having been employed or utilized by the

Warehouse Entities at any time prior to the Transfer Date,

including, without limitation, any claim by any such temporary employee or independent contractor whose services are legally terminated by JCI after the Transfer Date for severance benefits based upon or with respect to the length of time that such

temporary employee or independent contractor had been employed or utilized by the Warehouse Entities prior to the Transfer

Date.

               4.4.2     Offers of Employment.

          (a)  Except as provided below, at the closing on the Transfer

Date JCI shall offer employment to each Active Employee of the

Warehouse Entities at the same salary and benefits payable to such Active Employee as of the day immediately preceding the

Transfer Date.  As of the date hereof, Exhibit I attached hereto is a true and complete listing of all Employees, including the wages, vacation pay, pension and welfare benefits and other

fringe benefits of all such Employees (the "Employment

Schedule"). JCI shall not be obligated to offer employment to any Active Employees who are not listed on the Employment

Schedule ("New Employees"), unless, prior to the hiring of any such New Employee, the consent of JCI to the hiring of such New

Employee is obtained, which consent may be withheld in the sole discretion of JCI.  In the event that the Warehouse Entities intend to hire a New Employee, the Warehouse Entities shall give a notice to JCI (a "New Employee Notice") containing the name,

job category, wages and benefits to be paid to such New

Employee.   If JCI has any objection to the hiring of such New

Employee, JCI shall give notice in writing to the Warehouse

Entities of such objection.  In the event that JCI does not

respond to any New Employee Notice within seven (7) days after such New Employee Notice is deemed given, then, provided that such New Employee is an "employee at will", the consent of JCI to the hiring of such New Employee shall be deemed to have been given.  In addition, if there are any changes or additions to the wages and benefits listed on the Employment Schedule, then,

except for increases in benefits required by applicable law, JCI shall not be obligated to offer such additional wages or

benefits to any Active Employee, unless, prior to such change in or addition to the wages and benefits listed on the Employment

Schedule, the consent of JCI is obtained, which consent may be withheld in the sole discretion of JCI.  In the event that the

Warehouse Entities intend to change or increase the wages or benefits to any Employee, the Warehouse Entities shall give a notice to JCI (a "Compensation Increase Notice") containing the name(s) of the Employee(s) and the proposed increase(s) in wages or benefits.  If JCI has any objection to the proposed

increase(s) in wages or benefits, JCI shall give notice in

writing to the Warehouse Entities of such objection.  In the event that JCI does not respond to any Compensation Increase

Notice within ten (10) days after such New Employee Notice is deemed given, then the consent of JCI to the proposed

increase(s) in wages or benefits shall be deemed to have been given.  Notwithstanding the foregoing, nothing in this Section

4.4.2 shall limit the authority of JCI to terminate the

employment of any Active Employee at any time and for any

reason, including without cause, after the Transfer Date.

        (b)  The Warehouse Entities and the employee welfare benefit plans (as such term is defined in the Employee Retirement Income

Security Act of 1974 ("ERISA") established by the Warehouse

Entities shall be responsible for disability, medical and dental claims made or accrued by Employees before the Transfer Date,

even if submitted on or after such date (but within any period of limitations under such plan) and for all claims for severance benefits or pursuant to the Worker Adjustment and Retraining

Notification Act (the "WARN Act") or equivalent State statute.

        (c)  On and after the Transfer Date, the Warehouse Entities shall provide each "COBRA Participant" the opportunity to

purchase (or to continue purchasing) such insurance as is

required under the Consolidated Omnibus Budget Reconciliation

Act of 1985 ("COBRA") at a rate equal to the maximum allowable rate under Section 4980B(f)(2)(C) of the Internal Revenue Code of 1986, as amended (the "Code") for such period as is required under COBRA.  For purposes of this Section 4.4.2, a "COBRA

Participant" is (i) as of the Transfer Date, an Employee who is

currently participating in the Warehouse Entities' medical

insurance plan or plans (or any spouse, dependent or beneficiary thereof covered by a Plan) pursuant to Section 4980B of the Code and Sections 601 through 609 of ERISA or (ii) an Employee who declines employment with JCI on or after the Transfer Date or any spouse, dependent or beneficiary thereof.

        (d)  The Warehouse Entities shall continue to be responsible for all liabilities, obligations and commitments relating to

payments attributable to any accrued and unpaid vacation,

severance, holidays and sick days or similar policy or practice,

if any, to which Employees are entitled with respect to all

periods of service prior to the Transfer Date under any

vacation, severance, holiday, sick day or similar policy or

practice of the Warehouse Entities in effect on or before the

Transfer Date whether imposed by law or contract and whether arising by reason of this Agreement or otherwise and shall, to the extent required by applicable law, advise Employees of such benefits (with copies of all printed communication with respect to the foregoing to be provided to JCI).

        (e)  The provisions of this Section 4.4 shall survive the

Closing.

          4.5  Contracts.  JCI will assume and discharge or perform when due all liabilities and obligations that accrue and are required to be performed after the Transfer Date at the Closing pursuant to a Contract Assignment and Assumption Agreement all Existing

Contracts and Existing Personal Property Leases in effect as of the Transfer Date and all New Contracts and New Property Leases

(collectively, the "Assumed Contracts"). JCI will not be (a)

liable for or assume any contracts or agreements other than the

Assumed Contracts or (b) liable for or obligated to assume any obligations or liabilities arising or accruing under the Assumed

Contracts prior to the Transfer Date.


        4.6  Leases.  JCI will assume and discharge or perform when due all liabilities and obligations that accrue and are required to be performed after the Transfer Date at the Closing pursuant to

Lease Assignment and Assumption Agreements the Existing Leases

in effect as of the Transfer Date and all New Leases. JCI will not be (a) liable for or assume any leases, licenses or other occupancy agreements other than the Leases or (b) liable for or obligated to assume any obligations or liabilities arising or accruing under the Existing Leases prior to the Transfer Date except that JCI will be liable for and shall indemnify and hold harmless Warehouse Entities, Jara, the Guarantors and their

officers, directors and employees with respect to their

obligations under those Leases after the Transfer Date whether or not the Landlord has consented to the assignment and will assume all obligations under Environmental Laws, whether

theretofore or thereafter incurred.

        4.7  Further Assurances.  At any time and from time to time after the Transfer Date, the Warehouse Entities shall, at the request of JCI, execute and deliver any further instruments or documents and take all such further action as JCI may reasonably request in order to transfer into the name of JCI the Property and to further consummate the transactions contemplated by this

Agreement.  This Section 4.7 shall survive the Closing.

        4.8  Taxes.    JCI shall pay all sales and use taxes and all

transfer and similar taxes, if any, attributable to the

transactions contemplated hereby, and JCI and the Warehouse

Entities shall execute and promptly file all tax returns in

connection with the foregoing.  JCI will defend and indemnify and hold harmless the Warehouse, Entities, Jara, the Guarantors and their officers, directors and employees from all claims for sales and use taxes, and any interest and penalties attributable to the transactions contemplated hereby. The Warehouse Entities shall continue to maintain responsibility for all payroll and other taxes for the Employees prior to the Closing and for their own taxes both prior to and after the Closing.  This Section 4.8 shall survive the Closing.

        4.9  Hart-Scott-Rodino Antitrust Improvements Act.  The

Warehouse Entities and JCI shall take all action required to effect compliance with all applicable provisions and

requirements of the Hart-Scott-Rodino Antitrust Improvements Act

of 1976 (15 U.S.C. 18A) ("Hart-Scott") and shall submit all

required filings in the time and manner required thereunder. JCI shall pay timely all filing fees required in connection with submissions required to be made under Hart-Scott.  Any consent to the transactions contemplated under this Agreement which is required under Hart-Scott, if any, is hereinafter referred to as the "HSR Consent" which shall be the responsibility of JCI.  JCI shall be under no obligation to effect such compliance or to obtain the HSR Consent to the extent that it has delivered

information reasonably acceptable to the Warehouse Entities that this transaction is exempt from the requirements of Hart-Scott,

and, in that event, JCI shall indemnify and hold harmless each of the Warehouse Entities and Jara, and their respective

successors, assigns, officers, directors, shareholders,

employees, agents, advisors, representatives and affiliates

(collectively, the "JARA Indemnified Parties"), from and against any and all loss, cost, liability, damage, injury, claim and expense (including but not limited to reasonable attorneys' fees and disbursements), accruing and arising out of or in connection with the failure of JCI to effect such compliance or to obtain the HSR Consent,  suffered or sustained by any of the JARA

Indemnified Parties, including without limitation, any judgment,

award, settlement, reasonable attorneys' fees and other costs and expenses incurred in connection with the defense of any

actual or threatened action, proceeding or claim.  However, if at any time, it shall appear that an HSR Consent is required,

JCI shall take all action necessary to obtain such consent at

JCI's expense and the Warehouse Entities will cooperate with JCI in seeking such HSR Consent.  The obligations under this Section

4.9 shall survive Closing.

          4A.  Covenants of JCI.  JCI hereby covenants and

agrees with the Warehouse Entities, during the period from the date hereof through the Transfer Date, as follows:

          4A.1.     Notices.  JCI shall promptly deliver to the

Warehouse Entities (a) a copy of any written notice (including,

without limitation, a notice of default) received by JCI under any Lease, Appurtenant Right, Personal Property Lease, Contract

or Permit, (b) a copy of any written notice received by JCI

concerning any action, suit, claim or other proceeding affecting the Property, or the use, possession or occupancy thereof, and

(c) a copy of any written notice received by JCI concerning the presence or release of Hazardous Materials or any actual or

threatened condemnation of the Property or any portion thereof given by or on behalf of any Federal, state or local agency.

          4A.2.     Further Assurances.  At any time and from

time to time after the Transfer Date, JCI shall, at the request of the Warehouse Entities, execute and deliver any further

instruments or documents and take all such further action as the

Warehouse Entities may reasonably request in order to further consummate the transactions contemplated by this Agreement.

This Section 4A.2 shall survive the Closing.

         4A.3.     Landlord Consents.  JCI shall use its

reasonable efforts to secure, at JCI's expense, any necessary

Landlord Consents and an original estoppel certificate with

respect to each Existing Lease in the form of Exhibit K attached hereto signed by each of the landlords under the Existing Leases and dated not more than thirty (30) days prior to the Closing

Conditions Date (the "Estoppels").  The Warehouse Entities have indicated to JCI, and JCI acknowledges, that Section 12.3 of the

San Leandro Lease contains a provision for the sharing of

"Excess Consideration" (as defined in the San Leandro Lease)

with the landlord thereunder, and JCI agrees to use reasonable efforts to obtain in writing, as part of the Landlord Consent with respect to the assignment of the San Leandro Lease, a

waiver of such payment or a determination (the "San Leandro

Waiver") that no Excess Consideration derived from the

transactions contemplated hereby will be payable to such

landlord.  In the event that JCI is unable to obtain (i) the

Landlord Consent with respect to any Existing Lease for which such Landlord Consent is necessary to an assignment or (ii) an

Estoppel with respect to any Existing Lease or (iii) the San

Leandro Waiver, then JCI shall have the option, exercisable in its sole discretion, to either (a) accept an assignment of such

Existing Lease (without warranties) from the Warehouse Entity which is the tenant under such Existing Lease and JCI shall

execute and deliver a Lease Assignment and Assumption Agreement

(as defined in Section 8.1.1) or (b) reject such Existing Lease and the Warehouse Entity which is the tenant under such Existing

Lease shall close such Existing Warehouse as of the Closing and any such Existing Lease shall be eliminated from the

transactions contemplated hereby, and, in either the case of clause (a) or (b), JCI and the applicable Warehouse Entity shall execute and deliver to each other as of the Closing an

Indemnification Agreement in the form of Exhibit 4A.2 attached hereto (the "Indemnification").  This provision shall survive

Closing.  Notwithstanding the foregoing, any Personal Property used or located at any Existing Warehouse which is eliminated from the transactions contemplated hereby which is removable from the applicable Existing Warehouse shall remain part of the

Property and shall be transferred to JCI on the Transfer Date to a location designated by JCI, and JCI shall be responsible for the disposition and transportation of such Personal Property.

          4A.4.     Lease Guarantees.  JCI shall use its

reasonable efforts to have the landlord under any Lease secured by a Lease Guarantee release the Lease Guarantor(s) as of the

Transfer Date, provided, however, that in no event shall JCI be deemed obligated to cause any of the principals of JCI to

personally guaranty such Lease, or to post any collateral as security, in order to effect such release.  In the event that any Lease Guarantee is not released by the applicable landlord prior to the Transfer Date and if any Warehousing Entity or

Guarantor is required to make any payments relating thereto

under such Lease or Lease Guarantee, or, if JCI defaults under any Lease secured by a Lease Guarantee for amounts accrued after the Transfer Date as to its obligations accruing after the

Transfer Date, then, JCI shall pay such amounts and shall

indemnify and hold harmless the Warehouse Entities and

Guarantors against all claims arising under or in connection with such Guarantee.  If JCI fails to perform any of its

obligations hereunder, then, in addition to its other remedies,

Jara, as the Assignee of the rights of the Warehouse Entities and Guarantors shall be entitled to exercise the right of offset as provided in JCI indemnification Agreement in the form annexed as Exhibit 4A.  This provision is not intended to limit Jara's rights of offset contained in Section 14(k) of the Warehousing

Agreement, as set forth therein.  This provision shall survive

Closing.

          4A.5.     The Warehouse Entities make no warranty or

representation with respect to the presence or absence of

Hazardous Materials on, above or beneath the Property (or any parcel in proximity thereto) or in any water on or under the

Property or any prior action relating thereto.  JCI expressly waives all of its rights or claims at common law or under any

Environmental Law against the Warehouse Entities, Jara and the

Guarantors of any of the Leases and their officers, directors and shareholders with respect to any such matters.  JCI will not join the Warehouse Entities, the Guarantors or Jara in any

action or administrative proceeding brought under any

Environmental Laws.  JCI assumes effective as of the Transfer

Date complete responsibility for compliance with Environmental

Laws with respect to the Property for any condition existing on or prior to the Transfer Date or thereafter, whether or not the

Property is assigned to JCI or any other entity or a transfer is rejected by JCI pursuant to Section 4A.3.  JCI assumes the

obligation effective as of the Transfer Date for any remediation or clean-up of any Hazardous Materials at JCI's sole cost and expense, regardless of when the Hazardous Materials were added to the Property.  JCI agrees to timely comply with the

provisions of Section 26.29 of the New Jersey Lease to obtain a

"Letter of Non-Applicability" (the "ISRA Letter") from the New

Jersey Department of Environmental Protection & Energy ("DEPE").

JCI-NY, the Warehouse Entity which is the tenant of the New

Jersey Lease, agrees to cooperate with JCI and will execute the application for the ISRA Letter but the Warehouse Entities, the

Guarantors and Jara shall have no responsibility for compliance with any of the directives or orders of the New Jersey DEPE or any other environmental agency.  JCI agrees to comply with all

New Jersey DEPE and other governmental agencies' orders and

directions with respect to the Property at JCI's sole cost and expense effective as of the Transfer Date.

     On the Transfer Date, JCI shall execute and deliver to the

Warehouse Entities, the Guarantors and Jara and their respective officers, directors and stockholders and their assigns an

Indemnification Agreement in the form annexed as Exhibit 4A

indemnifying them and each of them against any loss, damage or expense for any claims arising from the presence of Hazardous

Materials on, above or under the Property and all costs for

remediation and clean-up relating thereto, including any fines and penalties.

     The term "Hazardous Materials" shall mean (a) those

substances included within the definitions of any one or more of the terms "hazardous materials", "hazardous wastes", "hazardous substances", "industrial wastes", and "toxic pollutants", as such terms are defined under the Environmental Laws, or any of them, (b) petroleum and petroleum products, including, without limitation, crude oil and any fractions thereof, (c) natural gas, synthetic gas and any mixtures thereof, (d) asbestos and/or any material which contains any hydrated mineral silicate,

including, without limitation, chrysotile, amosite,

crociodolite, tremolite, anthophylite and/or actinolite, whether friable or non-friable, (e) polychlorinated biphenyl ("PCBs") or

PCB-containing materials or fluids, (f) radon, (g) any other hazardous or radioactive substance, material, pollutant,

contaminate or waste, and (h) any other substance with respect to which any Environmental Law or governmental authority

requires environmental investigation, monitoring or remediation.

The term "Environmental Law(s)" shall mean all federal, state and local laws, statutes, ordinances, regulations and common law decisions, now or hereafter in effect, in each case as amended or supplemented from time to time, including, without

limitation, all applicable judicial or administrative orders,

applicable consent decrees and binding judgments relating to the regulations and protection of human health, safety, the

environment and natural resources (including, without

limitation, ambient air, surface, water, groundwater, wetlands,

land surface or subsurface strata, wildlife, aquatic species and vegetation), including, without limitation, the Comprehensive

Environmental Response, Compensation and Liability Act of 1980,

as amended (42 U.S.C.  9601, et seq.), the Hazardous Material

Transportation Act, as amended (49 U.S.C.  1801, et seq.), the

Federal Insecticide, Fungicide and Rodenticide Act, as amended

(7 U.S.C.  136, et seq.), the Resource Conservation and

Recovery Act, as amended (42 U.S.C.  6901, et seq.) ("RCRA"),

the Toxic Substance Control Act, as amended (42 U.S.C.  7401,

et seq., the Clean Air Act, as amended (42 U.S.C. 7401, et seq., the Federal Water Pollution Control Act, as amended (33

U.S.C.  1251, et seq., the Occupational Safety and Health Act,

as amended (29 U.S.C.  651, et seq., the Safe Drinking Water

Act, as amended (42 U.S.C.  300, et seq., any state or local counterpart or equivalent of any of the foregoing, and any

Federal, state or local transfer of ownership notification or approval statutes.  The provisions of this Article 4 shall

survive the Closing.

     5.   Title; Permitted Exceptions.

          5.1  Subject to the conditions set forth in Article 7, the

Warehouse Entities will convey the Property to JCI, free and clear of any and all liens, charges, encumbrances, mortgages,

pledges, security interests, easements, agreements and other interests and adverse claims (collectively, "Encumbrances"),

other than the following matters (the "Permitted Exceptions"):

               5.1.1 any Encumbrances expressly consented to in writing by JCI; and

                5.1.2 the Encumbrances described on Exhibit J attached hereto and made a part hereof.

     6.   The Closing.

          6.1  The closing of the transactions contemplated by this

Agreement (the "Closing") shall take place on the Transfer Date at 10:00 a.m. at the offices of Mintz, Levin, Cohn, Ferris,

Glovsky and Popeo, P.C., The Chrysler Center, 666 Third Avenue,

New York, New York 10017, or at such other place, time and/or date as may be mutually agreed to by the Warehouse Entities and

JCI.  Time shall be of the essence as to the Warehouse Entities'

respective obligations to close on the Transfer Date.  For the purposes of this Agreement, the "Transfer Date" shall be the first (1st) business day of the calendar month following the month in which the date occurs that all of the conditions to

Closing set forth in Article 7 are met (except for the conditions set forth in Sections 7.1.7 and 7.2.7, which conditions are to be met on the Transfer Date, and the delivery of the Warehouse Entities Certificate and the JCI Certificate,

which are to be delivered at the Closing)  (the "Closing

Conditions Date"), or in the event that such first (1st)

business day is less than fifteen (15) days after the Closing

Conditions Date, the Transfer Date shall be the  first (1st)

business day of the second (2nd) calendar month following the month in which the Closing Conditions Date occurs.

     7.   Conditions to Closing.

          7.1  The obligation of JCI to complete the Closing is subject to the fulfillment on or prior to the Transfer Date of the

following conditions, any one or more of which may be waived by

JCI in its sole discretion and the receipt by JCI of a

certificate, dated as of the Transfer Date, duly executed and acknowledged by the Warehouse Entities, stating that the

following conditions have been satisfied (the "Warehouse

Entities Certificate"):

               7.1.1     the representations and warranties of the Warehouse

Entities contained in this Agreement shall be true and correct in all material respects on and as of the Transfer Date with the same force and effect as though made on and as of the Transfer

Date, and, with regard to the representations set forth in

Sections 3.1.7, 3.1.8 and 3.1.9, without reference to knowledge,

however, the inaccuracy of such representations shall not be deemed to constitute a default by the Warehouse Entities if at the time of the making of such representation the Warehouse

Entities did not have actual knowledge of the inaccuracy of the representation.

                7.1.2     the Warehouse Entities shall have performed and

complied with all covenants and agreements required by this

Agreement to be performed or complied with by the Warehouse

Entities on or prior to the Transfer Date;

                7.1.3     all consents, permits and approvals from any

governmental or regulatory body or from parties to any contracts or other agreements (including Landlord Consents but not the HSR

Consent) which may be required in connection with the

performance by the Warehouse Entities of this Agreement shall either (a) have been obtained or (b) or, if such consents have not been obtained, then JCI shall elect either to assume such

Leases or to cause the Warehouse Entities to close the

warehouses pursuant to Section 4A.3 hereof.  Subject to Section

4.9, if JCI determines, in its reasonable discretion, that HSR

Consent is necessary to effect the transactions contemplated hereby, JCI shall obtain the HSR Consent;

                7.1.4     no action, suit or proceeding shall have been

instituted before any court or governmental or regulatory body to restrain or prevent the carrying out of the transactions

contemplated hereby or to seek damages in connection with such transactions, or which has or may have any material adverse

effect on the Property;

                7.1.5     the Disputes shall have been settled pursuant to

settlement agreements which are mutually satisfactory to the parties and have been approved by all applicable courts, and such court approvals are final and non-appealable (the "Court

Approval");

                7.1.6     JCI shall have received certificates, dated as of the

Transfer Date, duly executed and acknowledged by each of the

Warehouse Entities and Jara, indicating that all consents or resolutions authorizing the transactions contemplated by this

Agreement have been obtained and certifying as to the authority of any individuals signing on such party's behalf;

                7.1.7     JCI shall have received originals of any notices

required to be given to the landlord under the terms of the

respective Lease;

                7.1.8  all deliveries to be made to JCI pursuant to Article 8 shall have been made, and all sums payable to JCI pursuant to

Article 9, the Closing Statement or under any other provision of this Agreement shall have been paid;

                7.1.9     that certain Warehousing Agreement of even date

herewith (the "Warehousing Agreement"), by and between JCI,

Jennifer Warehousing, Inc., a Delaware corporation, and Jara,

shall  have been executed and delivered to JCI by Jara; and

                7.1.10   a secretary certificate certifying that all necessary

corporate action has been taken to authorize the Warehouse

Entities and Jara to enter into this Agreement and to perform their obligations hereunder.

                7.1.11    That no action, suit or proceeding shall have been

instituted before any court or governmental or regulatory body to restrain or prevent the carrying out of the transactions

contemplated hereby or which seeks damages in connection with such transactions, or which has or may have any material adverse effect on the Property.

          7.2  The obligation of the Warehouse Entities to complete the

Closing is subject to the fulfillment on or prior to the

Transfer Date of the following conditions, any one or more of which may be waived in writing by the Warehouse Entities in

their sole discretion and the receipt by the Warehouse Entities of a certificate, dated as of the Transfer Date, duly executed and acknowledged by JCI, stating that the conditions set forth in Sections 7.2.1, 7.2.2 and 7.2.3 below have been satisfied

(the "JCI Certificate"):

               7.2.1     the representations and warranties of JCI contained in

this Agreement shall be true and correct in all material

respects on and as of the Transfer Date with the same force and effect as though made on and as of the Transfer Date;

                7.2.2     JCI shall have performed and complied with all

covenants and agreements required by this Agreement to be

performed or complied with by JCI on or prior to the Transfer

Date;

                7.2.3     all consents (including the Landlord Consents),

Estoppels, the San Leandro waiver, permits and approvals from any governmental or regulatory body or from parties to any

contracts or other agreements which may be required in

connection with the performance by JCI of this Agreement shall have been obtained;

                7.2.4     no action, suit or proceeding shall have been

instituted by or before any court or governmental or regulatory body to restrain or prevent the carrying out of the transactions contemplated hereby or to seek damages in connection with such transactions;

                7.2.5     the Court Approval shall have been obtained for the

settlement of all Disputes which is final and unappealable;

                7.2.6     the Warehouse Entities shall have received

certificates, dated as of the Transfer Date, duly executed and acknowledged by JCI, indicating that all consents or resolutions authorizing the transactions contemplated by this Agreement have been obtained and certifying as to the authority of any

individuals signing on such party's behalf;

                7.2.7     the ISRA Letter shall have been delivered by the State

of New Jersey DEPE or its political subdivisions in connection with the transfer of the New Jersey Warehouse in compliance with the provisions of Section 26.29 of the New Jersey Lease,

entitled "Environmental Covenants"; and

                7.2.8     all deliveries to be made to the Warehouse Entities

pursuant to Article 8 shall have been made, and all sums payable to the Warehouse Entities pursuant to Article 9, the Closing

Statement or under any other provision of this Agreement shall have been paid;

                7.2.9     the Warehousing Agreement shall have been executed and

delivered to the Warehouse Entities by JCI and Jennifer

Warehousing, Inc., a Delaware corporation; and

                7.2.10    a secretary certificate certifying that all necessary

corporate action has been taken to authorize JCI to enter into this Agreement and to perform its obligations hereunder.

                7.2.11    JCI shall execute and deliver all assumption

agreements relating to the Leases, contracts and leases.

     8.   Closing Deliveries.

          8.1  At the Closing, the Warehouse Entities shall deliver or cause to be delivered to JCI physical possession of the Property

(receipt of which may be actual or constructive) and the

following:

               8.1.1     an assignment and assumption agreement with respect to

each Lease (the "Lease Assignment and Assumption Agreements")

substantially in the form of Exhibit L attached hereto and made a part hereof, assigning to JCI all of the Warehouse Entities'

respective right, title and interest in and to the applicable

Lease, duly executed and acknowledged by the applicable

Warehouse Entity;

                8.1.2     a bill of sale conveying, transferring and selling to

JCI all right, title and interest of each of the Warehouse

Entities in its portion of the Personal Property, which bill of sale shall contain a warranty that such property is free and clear of all Encumbrances other than the Permitted Exceptions,

duly executed and acknowledged by the Warehouse Entity involved;

                8.1.3     an assignment and assumption agreement (the "Contract

Assignment and Assumption Agreement") substantially in the form of Exhibit M attached hereto and made a part hereof assigning to

JCI each of the Warehouse Entities' respective right, title and interest in and to its Assumed Contracts and its transferable

Permits, duly executed and acknowledged by the Warehouse Entity involved;
                8.1.4     a closing statement (the "Closing Statement") setting

forth the amounts paid by or on behalf of and/or credited to each of JCI and the Warehouse Entities pursuant to this

Agreement and, if the Closing Statement sets forth a net credit to JCI, a certified or official bank check(s) to the order of

JCI, or a wire transfer equal to the amount of the net credit due to JCI, to such account(s) as designated in writing by JCI three (3) business days before the Transfer Date;

                8.1.5     Original counterparts of each of the Assumed Leases

and Assumed Contracts or, in the event that an original

counterpart of any Assumed Lease or Assumed Contract is not in

the possession of the Warehouse Entities, a true, correct and complete certified copy of such Assumed Lease or Assumed

Contract;

                8.1.6     Any transfer tax, sales tax or other tax return

required by any applicable governmental authority in connection with the sale of the Property, duly executed and acknowledged by the applicable Warehouse Entities and JCI.  JCI shall pay all sales and use taxes to the Warehouse Entities for remittance;

                8.1.7   the Indemnification, if required to be delivered

pursuant to Section 4A.2;

                8.1.8     keys to all locks relating to the Property,

appropriately labeled;

                8.1.9     all other instruments and documents to be executed,

acknowledged where appropriate and/or delivered by the Warehouse

Entities to JCI pursuant to any of the other provisions of this

Agreement;

                8.1.10    such other documents as may be reasonably required by

JCI's counsel in connection with this transaction; and

                8.1.11    the amounts due to JCI in connection with the

apportionment, if any.

          8.2  At the Closing, JCI shall deliver to the Warehouse Entities the following:

               8.2.1     the Lease Assignment and Assumption Agreements, duly

executed and acknowledged by JCI;

                8.2.2     the Indemnification, if required to be delivered

pursuant to Section 4A.2;

                8.2.3     the Contract Assignment and Assumption Agreement, duly

executed and acknowledged by JCI;

                8.2.4     the Closing Statement, duly executed and acknowledged

by JCI and, if the Closing Statement sets forth a net credit to the Warehouse Entities, a certified or official bank check to the order of the party(ies) designated by the Warehouse Entities or wire transfer(s) equal to the amount of the net credit due to the Warehouse Entities, to such account(s) as designated in

writing by the Warehouse Entities at least three (3) business days prior to the Transfer Date;

                8.2.5     in the event that there is a security deposit being

held by any landlord under a Lease then, as to such security deposit not returned by the landlord to Jara or an affiliate of

Jara by which (a) is in the form of cash, JCI will deliver to the respective Warehouse Entity a certified or official bank check(s), or wire transfer(s) to such account(s) designated in writing by the Warehouse Entities at least three (3) business days prior to the Transfer Date, in the amount of each such

security deposit (but only to the extent that such security

deposit has not been drawn upon by the respective landlord) or

(b) is in the form of a letter of credit (an "Existing Warehouse

LOC"), JCI will obtain a new letter of credit in such amount and form as requested by the respective landlord, which new letter of credit will be exchanged for the respective Existing

Warehouse LOC with the respective landlord  on the Transfer Date or as soon thereafter as reasonably practicable, but in no event later than ten (10) business days after the Transfer Date, and thereafter the Existing Warehouse LOC will be cancelled or returned without draw (unless already drawn down);

                8.2.6     any transfer tax, sales tax or other tax return

required by any applicable governmental authority in connection with the sale of the Property, duly executed and acknowledged by

JCI and JCI shall deliver to the Warehouse Entities at Closing certified or official bank checks to the order of the

appropriate taxing authorities in payment of any such taxes;

                8.2.7     any Lease Assignment Indemnification or Lease

Rejection Indemnification required to be delivered pursuant to

Section 4A.2;
                8.2.8     all other instruments and documents to be executed,

acknowledged where appropriate and/or delivered by JCI to the

Warehouse Entities pursuant to any of the other provisions of this Agreement;

                8.2.9     such other documents as may be reasonably required by

the Warehouse Entities' counsel in connection with the

transactions contemplated hereby;

                8.2.10    the amounts due to the Warehouse Entities on

apportionment, if any; and

                8.2.11    written offers of employment to the employees of the

Warehouses on the terms set forth in this Agreement.

     9.   Apportionments.

          9.1  The following items shall be apportioned as of 11:59 PM on the day immediately preceding the Transfer Date and payment will be made on the Transfer Date:

               9.1.1     interest on any mortgage or other financing lien to

the extent the same is permitted hereunder;

                9.1.2     base rents, additional rents (including, without

limitation, operating expenses and real estate taxes),

percentage rents and all other sums and credits due or payable under the Leases, subject to Section 9.2 hereof;

                9.1.3     charges for water, sewer rents, electricity, steam,

gas and telephone, which are not metered; provided that if the consumption of any of such utilities is measured by meters, at the Closing the Warehouse Entities shall furnish current

readings of each meter, dated no more than thirty (30) days

prior to the Transfer Date; and further provided that if there is not a meter for any such utilities or if the current bill for any of such utilities has not been issued prior to the Transfer

Date, the adjusted charges therefor shall be estimated at the

Closing on the basis of a per diem rate obtained by using the charges for the last period for which bills were issued and

shall be further adjusted when the bills for the current period have been issued;

                9.1.4     fuel, if any, at the Warehouse Entities' respective

costs therefor (as determined by the Warehouse Entities'

respective fuel suppliers); and

                9.1.5     real estate or occupancy taxes assessed against a

lessee under a lease of real property;

                9.1.6     wages, vacation pay, pension and welfare benefits and

other fringe benefits, social security taxes and workers'

compensation insurance of all Active Employees who accept the offer of employment to be made by JCI; and

                9.1.7     amounts paid or payable under the Assumed Contracts.

          9.2  If, on the Transfer Date, any items of base rent,

additional rent or percentage rent under the Leases, or any

other items to be apportioned pursuant to this Article 9, shall not have been ascertained, then such items shall be adjusted and paid promptly as and when the same are ascertained. The provisions of this Section 9.2 shall survive the Closing.

        9.3  The Warehouse Entities and JCI shall maintain and make available to each other any books or records necessary for the adjustment of any item pursuant to this Article.  The provisions of this Section 9.3 shall survive the Closing.

        9.4  Except as otherwise specifically provided for herein, all apportionments shall be made in the manner recommended by the

Customs in Respect to Title Closing of the Real Estate Board of

New York, Inc.

     10.  Violations.  All violations of law or municipal ordinances,

orders, requirements or regulations noted in or issued by the departments of buildings, fire, labor, health or other federal,

state, county, municipal and other governmental departments,

agencies and authorities having jurisdiction against or

affecting any of the Warehouses on or prior to the Transfer Date and any outstanding work orders and requirements of any company now or then insuring any of the Warehouses against casualty loss

(collectively, "Violations") which are the result of the acts or negligence of the Warehouse Entities, or any of their officers,

employees, agents or contractors shall be remedied by the

Warehouse Entities, at their sole cost and expense, prior to the

Transfer Date, provided, however, that if the landlord under the applicable Lease is responsible for remedying any of such

Violations, the Warehouse Entities shall use their reasonable efforts to cause such landlord to so remedy them.

Notwithstanding the foregoing JCI assumes responsibility

effective as of the Transfer Date for curing all violations

relating to Environmental Law(s) whether existing prior to or following the Transfer Date. The Warehouse Entities shall

furnish JCI with an authorization to make the necessary

violation searches and JCI and its authorized representatives shall have the right to enter upon and inspect the Warehouses,

upon reasonable notice to Jara and the Warehouse Entities, from time to time, during normal business hours, on and before the

Transfer Date.  The Warehouse Entities shall promptly deliver to

JCI copies of notices of violations of law or ordinances, orders, requirements or regulations of any federal, state,

county, municipal or other governmental or quasi-governmental department, agency or authority received by them relating to the

Warehouses, and any notices of violations of any site plan

approvals, zoning or subdivision regulations or urban

redevelopment plans applicable to the Warehouses which is

received by them.  In the event there are Violations applicable to the Warehouses on the Transfer Date which the Warehouse

Entities are required to cure under this Article 10, JCI may adjourn the Closing for a period not to exceed thirty (30) days to enable the Warehouse Entities to cure such Violations or, at

JCI's election, JCI may close and the Warehouse Entities will pay to JCI the actual cost of curing such Violation(s) as and when such costs are incurred, promptly upon written demand.

Notwithstanding the foregoing, in no event shall the Warehouse

Entities be required to expend in excess of $10,000 in the

aggregate to cure any Violations at the North Carolina

Warehouse, $7,500 in the aggregate to cure any Violations at the

New Jersey Warehouse, $7,500 in the aggregate to cure any

Violations at the Fontana Warehouse or $5,000 in the aggregate to cure any Violations at the San Leandro Warehouse.  JCI shall assume responsibility for all sums in excess of such amounts necessary to cure violations.  The provisions of the two

immediately preceding sentences shall survive the Closing.

        11.  Brokers.  The Warehouse Entities and JCI warrant and

represent to each other that they have dealt with no broker,

finder or similar agent or party who or which might be entitled to a commission or compensation on account of introducing the parties, the negotiation or execution of this Agreement and/or the closing of the transaction provided for herein.  JCI and the

Warehouse Entities hereby respectively agree to indemnify and hold harmless the other parties from and against all loss,

liability, damage and expense (including, without limitation,

reasonable attorneys' fees) imposed upon or incurred by the

other parties by reason of any breach of the foregoing

representations and warranties.  The provisions of this Article

11 shall survive the Closing or any termination of this

Agreement.

        12.  Condemnation; Fire or Other Casualty.  If, between the date hereof and the Closing, all or any portion of the Property is condemned, taken by eminent domain, damaged by fire or other casualty, or if the Warehouse Entities receive notice of any pending condemnation proceeding, the Warehouse Entities shall promptly give JCI written notice thereof.  In connection with any such condemnation, taking or damage the Warehouse Entities shall, to the extent required under the applicable Lease,

repair, restore and replace the Property and the applicable

Warehouse, provided that if the landlord under the applicable

Lease is responsible for such repair, restoration or

replacement, the Warehouse Entities shall use their reasonable efforts to cause such landlord to perform such repair,

restoration or replacement.  The proceeds of any claims the

Warehouse Entities may have under the casualty insurance

policies, condemnation awards and/or any causes of action with respect to such condemnation or taking of or damage to the

Property shall be used to restore the Property and the warehouse system to the extent possible, and the Warehouse Entities shall use reasonable diligence in effecting such restoration.  In the event that the Warehouse Entities have not utilized the entire insurance proceeds or condemnation award received by the

Warehouse Entities, then JCI shall receive a credit at Closing for any portion of such insurance proceeds or condemnation award received by the Warehouse Entities and not so used.  To the

extent that any such insurance proceeds or condemnation awards are not collected prior to the Transfer Date, the Warehouse

Entities shall assign to JCI (without recourse) at the Closing the rights of the Warehouse Entities to such proceeds or awards,

and JCI shall be entitled to receive and keep all such proceeds and awards for the taking of or damage to such portion of the

Property.  The Warehouse Entities shall not settle any award for eminent domain or proceeds of insurance without JCI's prior

written approval.

     13.  Default by the Warehouse Entities.

          13.1 Events of Default.  The occurrence of any one or more of the following events shall constitute a "Warehouse Entity Event of Default" under this Agreement:

               13.1.1    the failure of the Warehouse Entities to close on the

conveyance of the Property, after the conditions set forth in

Section 7.1 have been satisfied, as and when required pursuant to this Agreement;

                13.1.2    the failure of any of the Warehouse Entities to

observe or perform any other covenant or agreement of the

Warehouse Entities contained in this Agreement for more than thirty (30) days following receipt of written notice of such default; but, if such default is not reasonably susceptible to cure within such thirty (30) day period, then such period shall be extended for a reasonable additional period of time (but in no event past the Transfer Date), if the Warehouse Entities

commence to cure the default within said original thirty (30)

day period and thereafter diligently prosecute the same to

completion;

                13.1.3    if, by order of a court of competent jurisdiction, a

trustee, receiver or liquidator of the Property or any part

thereof shall be appointed and, if such appointment is not the result of the voluntary act of the Warehouse Entities, such

trustee, receiver or liquidator is not removed within ninety

(90) days of such appointment (provided, however, that it shall nonetheless be a default hereunder if such trustee, receiver or liquidator is not removed as of the Transfer Date);

                13.1.4    if there should occur a material default which is not

cured within the applicable grace period, if any, under any

Lease, Personal Property Lease, Contract, Permit or mortgage or deed of trust of all or part of the Property;

                13.1.5    (i) the filing by Jara, JWI, JCI-NY or JCA of a

petition in bankruptcy or insolvency or for reorganization or for the appointment of a receiver, trustee or liquidator or the making by any such corporations of an assignment for the benefit of creditors, or in the event of any similar act or occurrence or (ii) the occurrence of any of the foregoing actions against

Jara, JWI, JCI-NY or JCA which shall not be stayed, discharged,

vacated or set aside within sixty (60) days of filing;

                13.1.6    [INTENTIONALLY DELETED.]

                13.1.7    Subject to the provisions of Section 3.6, if any

representation or warranty in this Agreement or any other

document or any certificate and/or certification delivered in connection therewith is or was false, misleading, incomplete or incorrect in any material respect as of the date when made or deemed made.

          13.2 Remedies of JCI.  Upon the occurrence of any Warehouse

Entity Event of Default, JCI shall be entitled to exercise any and all other rights and remedies available at law or in equity,

including, without limitation, specific performance.  If a

Warehouse Entity Event of Default shall exist as of the Transfer

Date, JCI may close subject to such Warehouse Entity Event of

Default as to the remainder of the Property which may be

conveyed notwithstanding such Warehouse Entity Event of Default and retain all rights with respect to such Warehouse Entity

Event of Default. If a Warehouse Entity is unable to convey any portion of the Property, then JCI may accept that portion of the

Property which the Warehouse Entity may convey and JCI shall retain the right to receive such portion of the Property which the Warehouse Entity was unable to convey as and when the same may be conveyed in accordance with this Agreement following the

Transfer Date.

     14.  Notices.

          14.1 All notices, demands, requests, consents or other

communications ("Notices") which any party may desire or be

required to give to another party hereunder shall be in writing and shall be delivered by hand, overnight national carrier, or sent by registered or certified mail, return receipt requested,

postage prepaid or by facsimile transmission, in any event,

addressed to the parties as follows:

if to JCI:          Jennifer Convertibles, Inc.
                    419 Crossways Park Drive
                    Woodbury, New York 11797
                    Facsimile: (516) 496-0008
                    Attention: Harley J. Greenfield, Chief Executive Officer

with a copy to:     Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C.
                    The Chrysler Center - 666 Third Avenue
                    New York, New York 10017
                    Facsimile:  (212) 983-3115
                    Attention: Kenneth R. Koch, Esq.

if to any one or
more of the Warehouse
Entities:           c/o Jara Enterprises, Inc.
                    One Ames Court, Suite 205
                    Plainview, New York 11803
                    Facsimile: (516) 390-4064
                    Attention: Fred Love, President

with copies to:     Warner & Joselson
                    350 Fifth Avenue
                    Suite 1229
                    New York, New York 10118
                    Facsimile:  (212) 564-8015
                    Attention: Jonathon Warner, Esq.

and:                Phillips Nizer Benjamin Krim and Ballon LLP
                    666 Fifth Avenue
                    New York, NY 10103
                    Facsimile: (212) 262-5152
                    Attention: Raymond W. Goldfaden, Esq.

Notices given in the manner aforesaid shall be deemed to have been given (a) if mailed, three (3) business days after the day so mailed, (b) if sent by overnight national carrier, provided that such carrier is instructed to deliver such notice on the next business day, the business day after delivery to such

carrier, (c) if delivered by hand during normal business hours,

on the day so delivered, and (d) if sent by facsimile

transmission, upon confirmation.  Any party shall have the right to change its address(es) for the receipt of Notices by giving

Notice to the other parties in any manner aforesaid.  Any Notice required or permitted to be given by any party may be given by that party's attorney.

     15.  Miscellaneous.

          15.1 This Agreement shall bind and inure to the benefit of the parties hereto and their respective successors and assigns.

          15.2 This Agreement shall be governed by, interpreted under and construed and enforced in accordance with, the laws of the State of New York.

          15.3 The captions or article headings in this Agreement are for convenience only and do not constitute part of this Agreement.

          15.4 This Agreement has been fully negotiated by the parties and rules of construction construing ambiguities against the party responsible for drafting agreements shall not apply.

         15.5 It is agreed that, except where otherwise expressly

provided in particular Articles or Sections of this Agreement,

none of the provisions of this Agreement shall survive the

Closing.

        15.6 This Agreement (including the Exhibits annexed hereto)

contains the entire agreement between the parties with respect to the subject matter hereof and supersedes all prior written and oral understandings, if any, with respect thereto.

        15.7 This Agreement may not be amended, discharged or

terminated, nor may any obligations hereunder be waived, except by written instrument signed by the party to be charged or by its agent duly authorized in writing or as otherwise expressly permitted herein.

        15.8 No waiver of any breach of any agreement or provision herein contained shall be deemed a waiver of any preceding or succeeding breach thereof or of any other agreement or provision herein contained.  No extension of the time for performance of any obligations or acts shall be deemed an extension of the time for performance of any other obligations or acts.

        15.9 This Agreement may be executed in one or more counterparts,

each of which when so executed and delivered shall be deemed an original, but all of which taken together shall constitute but one and the same original.

     16.  Guaranty by Jara.  Jara covenants and agrees to cause each of the Warehouse Entities (each of which Jara represents is a subsidiary of Jara) to perform its obligations hereunder and

Jara unconditionally guaranties the performance of this

Agreement by the Warehouse Entities.  In order to induce Jara to enter into this Agreement as a Guarantor, the Warehouse Entities do hereby assign to Jara all claims for indemnification by JCI under the Indemnification Agreement to be executed by JCI in the form of Exhibit 4A.  JCI acknowledges such assignment, and

agrees that Jara may set off any amounts owing to JCI for any payments made by or for any losses sustained by the Warehouse

Entities, the Guarantors and Jara, or any of them, due to JCI's failure to indemnify the Warehouse Entities, the Guarantors or

Jara against any claim asserted against such Warehouse Entities,

the Guarantors or Jara. .

     17.  Indemnity.

          17.1 The Warehouse Entities and Jara shall indemnify and hold harmless JCI and its successors, assigns, officers, directors,

employees, agents, advisors, representatives and affiliates

(collectively, the "JCI Indemnified Parties") from and against any and all loss, cost, liability, damage, injury, claim and expense (including, but not limited to, reasonable attorneys'

fees and disbursements), accruing and arising out of or in

connection with (a) the inaccuracy of any of the representations and warranties of the Warehouse Entities or Jara (subject to the provisions of Section 3.4 and 3.6) or the breach of any covenant or agreement contained herein which is the obligation of the

Warehouse Entities or Jara to perform and (b) the Property (but specifically excluding all claims under Environmental Law with respect to the Property arising from the presence of Hazardous

Materials, whether such claims or conditions occurred on or

prior to or following the Transfer Date); and/or the conduct of business at the Warehouses prior to the Transfer Date, suffered or sustained by any of the JCI Indemnified Parties, including,

without limitation, any judgment, award, settlement, reasonable attorneys' fees and other costs and expenses incurred in

connection with the defense of any actual or threatened action,

proceeding or claim.

        17.2 JCI shall indemnify and hold harmless each of the Jara

Indemnified Parties, from and against any and all loss, cost,

liability, damage, injury, claim and expense (including but not limited to reasonable attorneys' fees and disbursements),

accruing and arising out of or in connection with (a) the

inaccuracy of any of the representations and warranties of JCI

(subject to the provisions of Section 3.4) or the breach of any covenant or agreement contained herein which is the obligation of JCI to perform and (b) the Property and/or the conduct of business at the Warehouses from and after the Transfer Date and for claims or conditions with respect to the Property arising under Environmental Law whether such claims or conditions arose on or prior to or after the Transfer Date, suffered or sustained by any of the Jara Indemnified Parties, including without

limitation, any judgment, award, settlement, reasonable

attorneys' fees and other costs and expenses incurred in

connection with the defense of any actual or threatened action,

proceeding or claim.  All of such claims have been assigned by the Jara Indemnified Parties to Jara.

                17.3 The provisions of this Article 17, subject to the

limitations herein contained, shall survive the Closing.

     18.  Termination.  This Agreement may be terminated at any time

(a) by mutual agreement of all of the parties hereto or (b) in the event of a material breach by any party of any provision of this Agreement which is not cured by the breaching party, within thirty (30) days after written notice from the non-breaching party.  In the event of termination of this Agreement pursuant to this Article 18, this Agreement shall become void and of no further force and effect, except for the provisions of Article

11, and the parties shall be released from any and all

obligations hereunder, provided, however, that, nothing herein shall relieve any party from any obligation or liability which arose prior to the date of termination or from any liability for the breach of any of its representations, warranties, covenants or agreements set forth in this Agreement.

        19.  Arbitration.  Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be

settled by arbitration administered by the American Arbitration

Association in accordance with its Commercial Arbitration Rules and judgment on the award rendered by the arbitrator(s) may be entered in any federal or state court of competent jurisdiction sitting within the area comprising the Eastern District of New

York, such arbitration shall take place in New York, and the parties do hereby waive all questions of personal jurisdiction or venue for the purpose of carrying out this provision.  In addition to all other remedies available in the arbitration, the parties shall have the right to seek termination of this

Agreement and damages.  The party prevailing in any proceeding under this Article shall be entitled to receive its costs

including reasonable attorneys' fees from the unsuccessful

party.

        20.  JCI and Warehouse Entities represent to each other that they have not dealt with any broker or finder in connection with this transaction and there is no obligation to pay any

commission, finder's fee, or similar charge in connection with this transaction.  The parties agree to defend, indemnify and hold each other harmless from and against any loss, liability,

damages, including legal fees and expenses, arising out of any claims made by any broker or finder by reason of any services alleged to have been rendered to, or at the insistence of,

either JCI or Warehouse Entities.


        [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

          IN WITNESS WHEREOF, the parties have executed this

Agreement as of the day and year first above written.

                              JENNIFER CONVERTIBLES, INC.,
                              a Delaware corporation


                              By: /s/Harley J. Greenfield
                                 Name: Harley J. Greenfield
                                 Title: Chief Executive Officer


                              JENNIFER WAREHOUSING, INC.,
                              a New York corporation


                              By: /s/Fred J. Love
                                 Name: Fred J. Love
                                 Title: President


                              JENNIFER CONVERTIBLES, INC.,
                              a New York corporation


                              By: /s/Fred J. Love
                                 Name: Fred J. Love
                                 Title: President


                              JENNIFER-CA WAREHOUSE, INC.

                              By: /s/Fred J. Love
                                 Name: Fred J. Love
                                 Title: President


                              AS TO ARTICLES 16, 17 and 19 ONLY:

                              JARA ENTERPRISES, INC.

                              By: /s/Fred J. Love
                                 Name: Fred J. Love
                                 Title: President

INDEX OF EXHIBITS AND SCHEDULES

EXHIBIT A-1              NEW JERSEY LEASE
EXHIBIT A-2              NORTH CAROLINA LEASE
EXHIBIT A-3              SAN LEANDRO LEASE
EXHIBIT A-4              FONTANA LEASE
EXHIBIT A-5              LEASE GUARANTEES
EXHIBIT B                PERSONAL PROPERTY
EXHIBIT C                PERSONAL PROPERTY LEASES
EXHIBIT D                CONTRACTS
EXHIBIT E                HAZARDOUS MATERIALS
EXHIBIT F                LITIGATION
EXHIBIT G                INSURANCE
EXHIBIT H                PERMITS
EXHIBIT I                EMPLOYEES
EXHIBIT J                PERMITTED EXCEPTIONS
EXHIBIT K                ESTOPPEL CERTIFICATE
EXHIBIT L                LEASE ASSIGNMENT AND ASSUMPTION AGREEMENT
EXHIBIT M                CONTRACT ASSIGNMENT AND ASSUMPTION AGREEMENT
EXHIBIT 4A.2             FORM OF INDEMNIFICATION AGREEMENT
SCHEDULE 3.1.3           THIRD PARTY CONSENTS

                                EXHIBIT A-1

                             NEW JERSEY LEASE

                                EXHIBIT A-2

                             NORTH CAROLINA LEASE

                                EXHIBIT A-3

                             SAN LEANDRO LEASE

                                EXHIBIT A-4

                               FONTANA LEASE

                                EXHIBIT A-5

                             LEASE GUARANTEES

                                EXHIBIT B

                            PERSONAL PROPERTY

                                EXHIBIT C

                        PERSONAL PROPERTY LEASES

                                EXHIBIT D

                                CONTRACTS

                                EXHIBIT E

                          HAZARDOUS MATERIALS

                                EXHIBIT F

                                LITIGATION

                                EXHIBIT G

                                INSURANCE

                                EXHIBIT H

                                 PERMITS

                                EXHIBIT I

                                EMPLOYEES

                                EXHIBIT J

                          PERMITTED EXCEPTIONS

                                EXHIBIT K

                                 FORM OF
                LANDLORD'S ESTOPPEL CERTIFICATE

7034:
______________, 2000__
Jennifer Convertibles, Inc.
419 Crossways Park Drive
Woodbury, New York 11797

               Re:  Lease (the "Lease"), dated __________,
                    between ______________ ("Lessor") and
                    ________________ ("Tenant") for premises
                    located at _________________

Gentlemen:

     The undersigned, being the Lessor under the Lease, hereby certifies to you as follows:

     1. The Lease is in full force and effect and has not been amended, modified or otherwise changed, except as set forth below:

     2. All rent, additional rent and other charges owing under the Lease have been paid to date.

     3. Neither Lessor nor Tenant are in default under the Lease, Lessor has neither received nor sent any notice of default under the Lease, and Lessor is not aware of any event, fact or circumstance which, with the giving of notice or the passage of time, or both, would constitute a default under the Lease by either party thereto.

     4. The term of the Lease commenced on _________________ and will expire on _________________.

     5. There are _____________ extension options under the Lease, each consisting of ____________ years.

     6. Lessor is holding a security deposit under the Lease in the amount of $_____________, in the form of [cash]
          [letter of credit].

                                   [LESSOR]


                                   By:
                                     Name:
                                     Title:

                                EXHIBIT L

                                 FORM OF
                ASSIGNMENT AND ASSUMPTION OF LEASE

     KNOW ALL MEN BY THESE PRESENTS that ______________________ ("Assignor"), for and in consideration of TEN DOLLARS ($10) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, paid to Assignor by JENNIFER CONVERTIBLES, INC., a Delaware corporation ("Assignee"), does hereby sell, assign, transfer and convey to Assignee all of Assignor's right, title and interest in, to and under that certain Lease, dated _________________ (the "Lease"), between _____________________, as landlord, and Assignor, as tenant, TO HAVE AND TO HOLD such interests forever.

     Assignee hereby assumes all of the obligations to be performed on the part of Assignor under or in connection with the Lease arising from and after the date of this Agreement.

     Assignor hereby agrees to indemnify, defend and hold harmless Assignee, its successors and assigns, and their respective officers, directors, employees, agents, advisors, representatives and affiliates, from and against any and all loss, costs, expenses, liabilities and claims accruing, arising out of or in connection with the Lease prior to the date of this Agreement, but excluding any claims under Environmental Law arising from the presence of Hazardous Materials on the Property prior to the date hereof.

     Assignee hereby agrees to indemnify, defend and hold harmless Assignor, and its officers, directors, employees, agents, advisors, representatives and affiliates, from and against any and all loss, costs, expenses, liabilities and claims arising out of or in connection with the Lease accruing from and after the date of this Agreement and for any claims under Environmental Law arising from the presence of Hazardous Materials whether prior to or after the date hereof.

     All capitalized terms shall have the meanings ascribed under the Warehouse Transition Agreement dated July 6, 2001 between the parties unless otherwise defined herein.

     This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

     IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the ____ day of ___________, 2001.

                                        [ASSIGNOR]


                                        By:
                                          Name:
                                          Title:

                                        JENNIFER CONVERTIBLES,
                                        INC.,
                                        a Delaware corporation


                                        By:
                                          Name:
                                          Title:

                                EXHIBIT M

                                 FORM OF
        ASSIGNMENT AND ASSUMPTION OF CONTRACTS AND PERMITS

     KNOW ALL MEN BY THESE PRESENTS that ______________________ ("Assignor"), for and in consideration of TEN DOLLARS ($10) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, paid to Assignor by JENNIFER CONVERTIBLES, INC., a Delaware corporation ("Assignee"), does hereby sell, assign, transfer and convey to Assignee all of Assignor's right, title and interest in, to and under each of the contracts described on Schedule 1 attached hereto and made a part hereof (the "Contracts"), and each of the Permits (as such term is defined in the Warehousing Transition Agreement, dated as of July 6, 2001, among Assignee, Jennifer Warehousing, Inc., a Delaware corporation, Jennifer Warehousing, Inc., a New York corporation, Jennifer Convertibles, Inc., a New York corporation, and Jennifer-CA Warehouse, Inc.), including without limitation those described on Schedule 2 attached hereto and made a part hereof, TO HAVE AND TO HOLD such interests forever.

     Assignee hereby assumes all of the obligations to be performed on the part of Assignor under or in connection with the Contracts and the Permits arising from and after the date of this Agreement.

     Assignor hereby agrees to indemnify, defend and hold harmless Assignee, its successors and assigns and their respective officers, directors, employees, agents, advisors, representatives and affiliates from and against any and all loss, costs, expenses, liabilities and claims accruing, arising out of or in connection with any Contract or Permit prior to the date of this Agreement.

     Assignee hereby agrees to indemnify, defend and hold harmless Assignor, and its officers, directors, employees, agents, advisors, representatives and affiliates from and against any and all loss, costs, expenses, liabilities and claims arising out of or in connection with any Contract or Permit from and after the date of this Agreement.

     This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

     IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the ____ day of ___________, 2001.

                                        [ASSIGNOR]


                                        By:
                                          Name:
                                          Title:

                                        JENNIFER CONVERTIBLES,
                                        INC.,
                                        a Delaware corporation


                                        By:
                                          Name:
                                          Title

                                SCHEDULE 1 TO
                ASSIGNMENT AND ASSUMPTION OF CONTRACTS AND PERMITS

                                  CONTRACTS

                [To be provided prior to execution of Assignment]

                                SCHEDULE 2 TO
                ASSIGNMENT AND ASSUMPTION OF CONTRACTS AND PERMITS

                                   PERMITS

                        [Permits listed in Exhibit H]

                                EXHIBIT 4A.2

                                   FORM OF
                        INDEMNIFICATION AGREEMENT

                                SCHEDULE 3.1.3

                             THIRD PARTY CONSENTS

None.

                                Table of Contents
                                                              Page

Definitions and Transfer of Real Estate Leases                  2
New Leases, New Personal Property and New Contracts             8
Representations and Warranties                                 10
Covenants of the Warehouse Entities                            17
Title; Permitted Exceptions                                    34
The Closing                                                    35
Conditions to Closing                                          35
Closing Deliveries                                             39
Apportionments                                                 42
Violations                                                     44
Brokers                                                        45
Condemnation; Fire or Other Casualty                           46
Default by the Warehouse Entities                              47
Notices                                                        48
Miscellaneous                                                  50
Guaranty by Jara                                               51
Indemnity                                                      51
Termination                                                    52
Arbitration                                                    53

                EXHIBIT 10.36:  WAREHOUSING AGREEMENT

     WAREHOUSING AGREEMENT, dated as of July 6, 2001, among
JENNIFER CONVERTIBLES, INC., a Delaware corporation ("JCI"),
JENNIFER WAREHOUSING, INC., a Delaware corporation and a wholly-owned subsidiary of JCI ("New Warehousing"), and JARA
ENTERPRISES, INC., a New York corporation ("Jara").

                        W I T N E S S E T H:

     WHEREAS, Jara is in the business of owning, operating and managing, retail stores ("Stores") operating under the name
"Jennifer Convertibles" specializing in sofabeds, companion pieces and related items;

     WHEREAS, pursuant to a Warehouse Transition Agreement dated as of even date herewith (the "Transition Agreement"), Jara and its subsidiaries are transferring certain warehouse and distribution facilities located in North Carolina, New Jersey and California (such warehouse or satellite facilities, together with any and all warehouse and/or satellite facilities now owned, leased or used, or owned, leased or used after the date hereof and prior to the Effective Date (as hereinafter defined) by, Jennifer Warehousing, Inc., a New York corporation ("JWI-NY"), Jennifer Convertibles, Inc., a New York corporation ("JCI-NY") and Jennifer-CA Warehouse, Inc., a California corporation ("J-CA"), JWI-NY, JCI-NY AND J-CA, being referred to hereinafter collectively as, the "Warehouses") to JCI; and

     WHEREAS, Jara and its subsidiaries desire to obtain certain warehousing and distribution and other services for the operation of Stores and JCI desires to provide such services to Jara and its subsidiaries.

     NOW, THEREFORE, in consideration of the transfer of the Warehouses under the Transition Agreement and the premises and the mutual covenants and agreements herein set forth, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1.   Definitions.  As used in this Agreement:

          "Accessories" shall mean articles used to accessorize
Stores but which are not generally offered for sale to customers.

          "Effective Date" shall have the meaning ascribed to it in Section 8 of this Agreement.

          "Initial Period" shall mean the period commencing with the Effective Date and continuing until the fifth anniversary thereof.

          "Merchandise" shall mean sofabeds, sofas, loveseats and related accessories and articles compatible with the type and quality of merchandise generally sold in Stores, other furniture items Jara determines to sell and Accessories.

          "Jara Stores Net Delivered Sales" shall mean all revenues received from the sale of Merchandise and related services (including, without limitation, fabric protection and warranties) actually delivered or provided to customers by Jara Stores now or hereafter owned or managed by Jara, its subsidiaries, licensees and managed stores; provided, however, that such term shall not include any (A) sales taxes or other taxes collected from customers for transmittal to the appropriate taxing authorities, or (B) delivery and set up charges collected from customers, and shall be net of (C) customer returns, allowances or credits associated with sales of Merchandise or fabric protection.

          "Pre-purchased Inventory" shall mean Merchandise purchased by Jara, its subsidiaries, licensees and managed stores which is stored at the Warehouses for delivery either to Jara
Stores for display or use therein or sale to their customers.

          "Special Order Merchandise" shall mean Merchandise purchased by Jara, its subsidiaries, licensees and managed stores specifically to fill special orders for their customers or for display or use in Jara Stores.

          "Second Period" shall mean the period commencing five years after the Effective Date.

          "Jara Stores" shall mean all Stores now or hereafter owned or managed by or for Jara or any of its subsidiaries or licensees.

     2. Warehousing. During the term of this Agreement, JCI shall receive, hold and store at the Warehouses, Merchandise, Pre-purchased Inventory, Accessories and Special Order Merchandise for Jara Stores as requested by Jara or its agent. JCI will render to Jara warehousing services of substantially the type and quality heretofore rendered by Jara and its subsidiaries to JCI and set forth on Schedule I hereto (which is incorporated herein by reference).

    3.   [INTENTIONALLY OMITTED]

    4. Warehousing Fees. (a) As consideration for providing the services set forth in Sections 2 and 3 above, during the Initial Period, Jara shall pay to JCI a fee equal to (i) 2.5% of the aggregate Jara Stores Net Delivered Sales for each 12 month period during such Initial Period of all Pre-purchased Inventory and Special Order Merchandise up to $27,640,000, and 5% of the aggregate Jara Stores Net Delivered Sales for each 12 month period during such Initial Period of all Pre-purchased Inventory and Special Order Merchandise in excess of $27,640,000, and (ii) in addition to (i) above, a fee for any and all "fabric protection" or warranty services sold by Jara Stores, payable at the then current invoice rate (currently as set forth on Annex I hereto), subject to rate changes based on documented increases in cost and designed to provide the same level of profitability as is achieved currently.

          (b) During the Second Period, Jara shall pay to JCI (i) 7.5% of the aggregate Jara Stores Net Delivered Sales for each 12 month period during such Second Period of all Pre-purchased Inventory and Special Order Merchandise, and (ii) in addition to (i) above, a fee for any and all fabric protection or warranty services sold by Jara Stores, payable at the then current invoice rate
(currently as set forth on Annex I hereto), subject to rate changes based on documented increases in cost and designed to provide the same level of profitability as is achieved currently.

          (c) Such amounts (excluding amounts relating to warranty services) shall be calculated and paid by Jara to JCI within 85 days after the end of the fiscal month or period to which the invoice for such amounts relates. Amounts relating to warranty services shall be paid by Jara to JCI on or before the Friday after Jara receives the weekly invoice for such services.

     5. Warranty Claims; Service and Repairs. (a) JCI will be responsible for any claims made after the Effective Date ("Fabric Protection Claims") for breach of warranty or otherwise relating to fabric protection services rendered in connection with sales of Merchandise by Jara Stores. JCI may bill Jara for parts and outside labor and other actual out-of-pocket costs (excluding Fabric Protection Claims) arising out of or relating to sales of Merchandise by Jara Stores and Jara shall promptly pay such bills provided that JCI properly documents such bills. For a period of six months following the payment of any such bills, Jara shall be permitted to audit such bills.

          (b) Except as set forth in (a) above with respect to Fabric Protection Claims, Jara shall be responsible for paying for all repairs and service as to Merchandise sold to customers of Jara
Stores. Such repairs and service shall be provided by or arranged for by JCI. Jara shall be responsible for paying all costs and charges directly to the providing service vendor and it is currently intended that such service vendors will bill Jara directly for such costs and charges and JCI shall bill Jara for parts.

     6. Freight Costs. Commencing on the Effective Date, Jara shall pay JCI for freight costs of delivery of Merchandise to the warehouse facility, to Jara Stores or to local warehouses or staging areas at the rates set forth on Annex II hereto, subject to change to reflect documented increases in cost. Such payments shall be due 20 days after the date of the related invoice.

     7. Home Delivery Charges. The cost of delivery of Merchandise from the local distribution or staging area to customers shall be borne by the entity making the sale. The cost of such delivery services is set forth on Annex III hereto (even if the parties arrange for less expensive actual delivery), subject to rate changes equal to increases in costs which must be documented, provided that such rates shall not exceed the amounts charged by JCI to JCI-owned stores. Payment of such costs shall be due seven days after the date of the related invoice.

    8. Term and Termination. The term of this Agreement shall commence (the "Effective Date") on the Monday immediately following the first Saturday which is the last day of JCI's and Jara's fiscal month after all of the conditions to the closing under the Transition Agreement, including the final, non-appealable court approval (the "Court Approval") of the settlement of the Disputes (as defined in the Transition Agreement), have been met or waived by all parties and, unless sooner terminated pursuant to Section 16(j) below, shall end on the earlier to occur of (i) the closing of the acquisition of certain assets of Jara and certain of its subsidiaries pursuant to the Option Agreement of even date herewith between JCI and Jara and (ii) December 31, 2049. In the event of termination of this Agreement pursuant to this Section 8, this Agreement shall become void and of no further force and effect, and the parties shall be released from any and all obligations hereunder, provided, however, that, nothing herein shall relieve any party from any obligation or liability existing as of the date of termination or from any liability for the breach of any of its representations, warranties, covenants or agreements set forth in this Agreement.

     9. Representations and Warranties. (a) Jara hereby represents and warrants to JCI as follows:

          (i) Jara is duly incorporated, validly existing and in good standing under the laws of the State of New York and has all requisite corporate power to own, lease and operate its properties and to carry on its business as presently being conducted;

        (ii) Jara has all requisite corporate power and authority to execute, deliver and perform this Agreement and to consummate the transactions contemplated hereby and, assuming the due and valid execution and performance hereof by each New Warehousing and JCI, this Agreement, when so executed and delivered by Jara, will constitute the legal, valid and binding obligation of Jara, enforceable against Jara in accordance with its terms except as such enforcement may be limited by applicable principles of bankruptcy, insolvency, moratorium or similar laws affecting creditors' rights generally or by principles governing the availability of equitable remedies;

        (iii) except for the Court Approval, no consent, authorization, approval, order, license, certificate or permit of or from, or filing with, any federal, state, local or other governmental authority is required by Jara in connection with the execution, delivery or performance of this Agreement or the consummation of the transactions contemplated hereby, except that nothing herein shall be construed as a representation or warranty that the transactions contemplated hereby do not require compliance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and

        (iv) the execution, delivery and performance of this Agreement by Jara will not violate its certificate of incorporation or by-laws or any law, regulation, order, judgment or decree binding on it or to which it or any of its properties or assets are subject.

     (b) JCI and New Warehousing hereby jointly and severally represent and warrant to Jara as follows:

          (i) each of JCI and New Warehousing is duly incorporated, validly existing and in good standing under the laws of the State of Delaware and has all requisite corporate power to own, lease and operate its properties and to carry on its business as presently being conducted;

          (ii) each of JCI and New Warehousing has all requisite corporate power and authority to execute, deliver and perform this Agreement and to consummate the transactions contemplated hereby and, assuming the due and valid execution and performance hereof by Jara, this Agreement, when so executed and delivered by each of JCI and New Warehousing, will constitute the legal, valid and binding obligations of each of JCI and New Warehousing, enforceable against each of JCI and New Warehousing in accordance with its terms except as such enforcement may be limited by applicable principles of bankruptcy, insolvency, moratorium or similar laws affecting creditors' rights generally or by principles governing the availability of equitable remedies;

          (iii) except for the Court Approval, no consent, authorization, approval, order, license, certificate or permit of or from, or filing with, any federal, state, local or other governmental authority is required by JCI or New Warehousing in connection with the execution, delivery or performance of this Agreement or the consummation of the transactions contemplated hereby; and

          (iv) the execution, delivery and performance of this Agreement by each of JCI and New Warehousing will not violate their respective certificates of incorporation or bylaws or any law, regulation, order, judgment or decree binding on either of them or to which any of their respective properties or assets are subject.

     10.  [DELIBERATELY OMITTED]

     11. Termination of Prior Agreement. Upon the effectiveness of this Agreement pursuant to Section 8 hereof, that certain Warehousing Agreement, dated December 31, 1994, as amended by an Amendment dated May 28, 1994, between JCI and New Warehousing, as amended, shall be canceled in its entirety and be of no further force and effect, provided that such termination shall not relieve any party from any liability or obligation existing as of the date of termination.

     12.  [DELIBERATELY OMITTED]

     13. Indemnity. (a) Jara shall indemnify and hold harmless each of JCI and New Warehousing and their respective successors, permitted assigns, officers, directors, employees, agents, advisors, representatives and affiliates (collectively, the "JCI Indemnified Parties") from and against any and all loss, cost, liability, damage, injury, claim and expense (including, but not limited to, reasonable attorneys' fees and disbursements), accruing, and arising out of or in connection with the inaccuracy of any of the representations and warranties made by Jara herein or the breach by Jara of any covenant or agreement contained herein.
          (b) JCI and New Warehousing shall jointly and severally indemnify and hold harmless each of Jara, its successors, permitted assigns, officers, directors, employees, agents, advisors, representatives and affiliates (collectively, the "Jara Indemnified Parties") from and against any and all loss, cost, liability, damage, injury, claim and expense (including but not limited to reasonable attorneys' fees and disbursements), accruing, and arising out of or in connection with the inaccuracy of any of the representations and warranties made by either or them or the breach by either of them of any covenant or agreement contained herein.

     14. Miscellaneous. (a) No party may assign its rights or obligations hereunder without the prior written consent of the other parties. Notwithstanding the foregoing, JCI may subcontract to any wholly-owned subsidiary, including New Warehousing, the performance of its obligations hereunder and the sale of JCI's stock or a merger of JCI or a sale of substantially all of the assets of JCI (provided such assets include the notes dated as of even date herewith payable by Jara) shall not be deemed an assignment, provided, however, that in the case of an asset sale, the acquiring party shall agree to assume and be bound by this Agreement, the Purchasing Agreement and the

Management Agreement of even date herewith. This Agreement shall inure to the benefit of and shall be binding upon the parties hereto and their respective successors and permitted assigns.

          (b) Any notices, requests, consents and other communications hereunder shall be in writing and shall be delivered by hand or sent by overnight courier, by first-class certified or registered mail, postage prepaid, return receipt requested or by facsimile transmission; (i) if directed to JCI, addressed to Jennifer Convertibles, Inc. or New Warehousing, 419 Crossways Park Drive, Woodbury, New York 11797, fax no. (516) 496-0008, Attention:
Harley J. Greenfield, with copies to: Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., The Chrysler Center, 666 Third Avenue,
New York, New York 10017, fax no. (212) 983-3115, Attention:
Kenneth R. Koch, Esq. and (ii) if directed to Jara, addressed to Jara Enterprises, Inc., One Ames Court, Suite 205, Plainview, New
York 11803, fax no. (516) 390-4088, Attention: Fred Love, with copies to Warner & Joselson, 350 Fifth Avenue, Suite 1229, New
York, New York 10118, fax no. (212) 564-8015, Attention: Jonathon Warner, Esq. and to Phillips Nizer Benjamin Krim and Ballon LLP,
666 Fifth Avenue, New York, NY 10103-0084, fax no.  (212) 262-
5152, Attention: Eugene M. Kline, Esq., or to such other address as such party may notify each other party in accordance with this clause (b). Notice shall be deemed given (x) when received, if delivered by hand or by overnight courier, (y) on the third day following the date the same was deposited in the mail, duly addressed, if sent by first-class mail or (z) when sent, if sent by facsimile transmission.

            (c) Except as expressly provided to the contrary herein, each paragraph, part, term and/or provision of this Agreement shall be considered severable and if, for any reason, any section, part, term and/or provision herein is determined to be invalid and contrary to, or in conflict with, any existing or future law or regulation of any court or agency having valid jurisdiction, such shall not impair the operation or affect the remaining portions, sections, parts, terms or provisions of this Agreement; and the latter will continue to be given full force and effect and bind the parties hereto and such invalid sections, parts, terms and/or provisions shall be deemed not to be part of this Agreement.

           (d) This Agreement and the Schedules and Annexes hereto constitute the entire, full and complete agreement among JCI, New Warehousing and Jara concerning the subject matter hereof and supersede all prior agreements concerning such subject matter.
No amendment, change or variance from this Agreement shall be binding on any party unless in writing and signed by all parties hereto.

           (e) The captions to each paragraph herein are used for convenience only and shall not be considered part of this Agreement, nor used in interpreting the provisions hereof.

           (f) This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without giving effect to the conflict of laws principles thereof.

           (g) This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and together which shall be deemed one instrument.

           (h) Nothing in this Agreement, express or implied, is intended to confer on any person not a party here to any rights or remedies by reason of this Agreement.

           (i) Any amounts due hereunder, but not paid when due (whether by offset or otherwise) shall bear interest at the rate of 9% per annum until paid.

           (j) Any controversy or claim arising out of or relating to this Agreement or the breach thereof, shall be settled by arbitration administered by the American Arbitration Association in accordance with its Commercial Arbitration Rules and judgment on the award rendered by the arbitrator(s) may be entered in any federal or state court of competent jurisdiction sitting within the area comprising the Eastern District of New York, such arbitration shall take place in New York, and the parties do hereby waive all questions of personal jurisdiction or venue for the purpose of carrying out this provision. In addition to all other remedies available in the arbitration, the parties shall have the right to seek termination of this Agreement and damages.

           (k) If Jara is required to make any payments under its guaranty of the leases related to the Warehouses transferred to JCI under the Transition Agreement, or if JCI defaults under such leases as to obligations accruing after the date of such transfer and Jara is required to make payments relating thereto under such leases and if JCI does not reimburse Jara for such payments within 30 days after notice of such payments, in addition to its other remedies, Jara shall be entitled to offset against amounts due to JCI or New Warehousing the amount of such payments (to the extent it has not already offset such amounts against other obligations due to JCI or its affiliates). In addition, if, during the Initial Period, JCI fails to provide warehousing services to Jara for 2.5% (except as provided in Sections 4, 5, 6 and 7) of Jara
Stores Net Delivered Sales, an amount equal to 5% of such Jara
Stores Net Delivered Sales may be offset against amounts owed by Jara to JCI (to the extent Jara has not already offset such amounts against other obligations due to JCI or its affiliates).
If Jara offsets pursuant to this Section it shall notify JCI of the amount and reason for such offset and identify the obligation it is offsetting against.

     IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.

                                   JENNIFER CONVERTIBLES, INC.


                                   By: /s/Harley J. Greenfield
                                       Name: Harley J. Greenfield
                                       Title: Chief Executive Officer


                                   JENNIFER WAREHOUSING, INC.


                                   By: /s/Harley J. Greenfield
                                       Name: Harley J. Greenfield
                                       Title: Chief Executive Officer


                                   JARA ENTERPRISES, INC.


                                   By: /s/Fred J. Love
                                       Name: Fred J. Love
                                       Title: President

                           SCHEDULE I

                       Enumerated Services

                          SEE ATTACHED

                             ANNEX I

                   Rates for Fabric Protection

                            ANNEX II

                          Freight Rates

                            ANNEX III

                      Home Delivery Charges

                                                   EXECUTION COPY

                 EXHIBIT 10.37:  HARDWARE LEASE

     AGREEMENT made this 6th day of July, 2001 by and between Jennifer Convertibles, Inc., a Delaware corporation, its subsidiaries and licensees (collectively, "JCI"), and Jara
Enterprises, Inc., a New York corporation, and its wholly-owned subsidiaries (collectively, "Jara").

                        W I T N E S S E T H :

     WHEREAS, the parties desire to establish terms and conditions that apply to Jara leasing the computer hardware ("Hardware") currently used by Jara and related documentation ("Documentation"), as those terms are hereinafter defined;

     NOW, THEREFORE, in consideration of the mutual promises and covenants hereinafter contained, the parties hereto hereby agree as follows:

1.        Definitions

     The following terms shall have the following meanings:

     "Closing Date" shall mean the Monday immediately following the first Saturday which is the last day of Jara's and JCI's fiscal month after all conditions set forth in the Warehouse Transition Agreement, dated as of even date herewith, shall have been satisfied or waived and shall be effective as of that Saturday.

     "Definitive Agreements" shall mean those agreements entered into in connection with the settlement of certain derivative litigation brought on behalf of JCI against Jara and others.

     "Documentation" shall mean all operator and user manuals, training materials, guides, listings, specifications and other materials used in conjunction with the Hardware other than non-embedded software, in Jara's possession or control.

     "Hardware" shall mean the components, boards, peripherals and equipment located at the Plainview Premises, as specified on Schedule A hereto and in Jara's possession or control.

     "Hardware System" shall mean the Hardware and Documentation, as specified on Schedules A and B hereto.

     "Jara Subsidiaries" shall mean Jara and its subsidiaries.

     "Plainview Premises" shall mean Jara's facility located at 1 Ames Court, Plainview, New York or other locations as indicated by Jara on the Closing Date.

     "Term" shall have the meaning ascribed thereto in Section 3 hereto.

2.        Lease of Hardware Systems

     Jara agrees to lease to JCI, and JCI agrees to lease from Jara, the computer hardware located at the Plainview Premises as set forth on Schedule A hereto ("Hardware") and supply related Documentation ("Documentation" and, together with the Hardware, the "Hardware System") as set forth on Schedule B hereto. In consideration for such lease, JCI agrees to execute an assumption agreement in the form attached hereto as Exhibit A.

3.        Term of Lease

     The term of this lease grant pursuant to Section 2 hereof shall commence on the Closing Date and shall continue until the earlier of the date, if any, that JCI acquires the assets pursuant to exercise of its option, dated as of even date herewith, (the "Option") to acquire certain assets of Jara or the date an arbitrator, acting pursuant to Section 12 hereof shall determine to terminate this Agreement for a breach thereof.

4.        Lease Fee

     The annual lease fee for the Hardware shall be Fifty Dollars (US$50.00). The initial annual lease fee shall be payable on the Closing Date. Subsequent annual lease fee payments shall be made by JCI to Jara on or before the anniversary of the Closing Date hereof.

5.        Documentation

     Jara shall deliver to JCI two (2) copies of the Documentation for each item of Hardware, in hard copy or CD-ROM format.

     JCI shall have the right to reproduce any Documentation provided hereunder, but same may not be delivered to any company other than JCI's subsidiaries.

6.        Title and Access Rights

     All Hardware leased hereunder is and shall remain the property of Jara or its assigns, and JCI's interest therein is that of lessee unless JCI acquires the assets pursuant to the exercise of the Option. Notwithstanding the foregoing, JCI may, at its expense, relocate the Hardware to a site of JCI's choosing and JCI, its employees, agents, and consultants shall, unless such access is prohibited by a third party, have free access to the Hardware whether at the Plainview Premises or at the relocation site, twenty-four hours per day, seven days per week, during the calendar year. If the Hardware is relocated to JCI's premises, JCI shall be responsible for insuring the Hardware. Otherwise, Jara shall be responsible of such insurance. JCI shall use its best efforts to relocate the Hardware as promptly as possible after the Closing Date. After relocation, Jara shall have access to the Hardware for purposes of inspection upon reasonable notice during business hours.

7.        Maintenance and Repairs

     JCI shall, during the term of this Agreement, at its expense, keep the Hardware in good working order and condition;
provided, that, Jara shall be responsible for its own hardware operating costs including costs relating to access.

8.        Upgrades

          8.1 JCI shall, during the term of this Agreement, at its expense, upgrade the Hardware, at its own discretion to the extent reasonably required to operate its own or Jara's Jennifer Convertible stores. If JCI makes any improvement, modification, or further development of or to the Hardware ("Upgrades"), Jara agrees that all right, title, and interest in the Upgrades, and all intellectual property, including patent, copyright, and trade secret rights arising thereunder, shall be the sole and exclusive property of JCI; provided that Jara shall have full royalty-free right to use such Upgrades for the operation of Jara's owned or managed stores.

9.        Warranty

          If requested by JCI, Jara, at JCI's expense, shall enforce all manufacturers' or other warranties or maintenance agreements relating to the Hardware.

10.       Representations and Warranties

          10.1 Both parties hereto represent and warrant to each other, as an essential part of this Agreement, that: (a) each is duly organized, validly existing and in good standing under the laws of the state of its incorporation or formation; (b) each is fully able to perform hereunder; and (c) this Agreement has been duly authorized for execution.

         10.2 Jara represents, warrants and covenants to JCI that:
(a) Jara has the right to furnish to JCI the Hardware System and other materials covered hereunder free of all liens, claims, encumbrances and other restrictions; (b) JCI's permitted use and possession of the Hardware System and other materials will not be interrupted or otherwise disturbed by Jara or any entity asserting a claim under or through Jara; and (c) to the best of Jara's knowledge, the Hardware System does not infringe any patent, copyright, trademark or similar proprietary right, including, but not limited to, misappropriation of trade secrets (the "Intellectual Property Rights"), of any third party.

11.       Indemnity

          Each party agrees to indemnify and hold harmless the other party and its subsidiaries or affiliates under its control, and their directors, officers, employees and agents, against any and all losses, liabilities, judgments, awards and costs (including reasonable legal fees and expenses) (collectively, "Losses") arising, directly or indirectly, out of or related to (a) any breach of any representation or warranty made by such party in this Agreement, (b) any breach by such party of any covenant or obligation of that party in this Agreement and (c) any Losses arising from any failure by Jara to fully comply with all applicable terms and requirements of any contract or legal requirement under which Jara has or had any obligation or liability or by which Jara is or was bound relating to or arising out of the use and maintenance of the Hardware System prior to and including the Closing Date. Jara also agrees to indemnify
JCI against any and all Losses arising, accruing or relating to the license, use or operation of the Hardware System during the period prior to the Closing Date. JCI also agrees to indemnify
Jara against any and all Losses arising, accruing or relating to the license, use or operation of the Hardware as it is presently licensed, used and operated during the period after the Closing Date. The indemnifying party shall defend and settle at its sole expense all suits or proceedings arising out of the foregoing.
No settlement which prevents either party from continuing to use the Hardware System as provided herein shall be made without the other party's prior written consent. The indemnified party shall have the right to participate in the defense of any such suit or proceeding through counsel of its own choosing at its own expense.

12.       Arbitration

          Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration administered by the American Arbitration Association in accordance with its Commercial Arbitration Rules and judgment on the award rendered by the arbitrator(s) may be entered in any federal or state court of competent jurisdiction sitting within the area comprising the Eastern District of New York, such arbitration shall take place in New York City, and the parties do hereby waive all questions of personal jurisdiction or venue for the purpose of carrying out this provision. In addition to all other remedies available in the arbitration, the parties shall have the right to seek termination of this Agreement and damages.

13.    Miscellaneous

       Except as set forth in this Agreement, neither this Agreement nor any rights hereunder, in whole or in part, shall be assignable or otherwise transferable, without the written consent of Jara.

      13.1 All payments and/or correspondence to Jara under this Agreement must be sent to:

                        Jara Enterprises, Inc.
                        One Ames Court, Suite 205
                        Plainview, NY 11803
                        Attn: Mr. Fred Love, President

          With additional copies to:

                        Warner & Joselson
                        350 Fifth Avenue, Suite 1229
                        New York, NY 10118
                        Attention: Jonathon Warner, Esq.

          and

                        Phillips Nizer Benjamin Krim & Ballon LLP
                        600 Old Country Road
                        Garden City, NY  11530
                        Attn: Eugene M. Kline, Esq.

                13.2 Correspondence to Jara relating to this Agreement must be sent to:

                        Jennifer Convertibles, Inc.
                        419 Crossways Park Drive
                        Woodbury, NY 11797
                        Attn: Harley Greenfield, Chief Executive Officer

          With an additional copy to:

                        Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. The Chrysler Center
                        666 Third Avenue
                        New York, NY 10017
                        Attn: Kenneth R. Koch, Esq.

                13.3 Any payment, statement, notice, request or other communication will be deemed to be sufficiently given and/or delivered to the addressee when sent by certified mail addressed to JCI at its office specified in this Section or to Jara, its office address specified in this Section. Each party to this Agreement may change an address relating to it by written notice to the other party.

                13.4 This Agreement sets forth the entire agreement and understanding between the parties regarding its subject matter and merges all prior discussion between them, and neither of the parties shall be bound by any conditions, definition, warranties, understanding or representations with respect to such subject matter other than as expressly provided herein, or subsequent to the date hereof in writing and signed by a duly authorized representative of the party to be bound thereby.
13.5 The construction and performance of this Agreement will be governed by New York law without reference to conflict-of-laws principles.

        14.       Sales and Use Taxes

     JCI shall bear sales and use taxes, if any, arising out of the transactions contemplated by this Agreement.

        15.       UCC Statements

     If Jara determines to file a UCC-1 financing statement as lessor relating to the Hardware, JCI shall cooperate.

     IN WITNESS WHEREOF, each of the parties has caused this Agreement to be executed in duplicate original by its duly authorized representative on the respective dates entered below.

                                   JENNIFER CONVERTIBLES, INC.


                                   By: /s/Harley J. Greenfield
                                       Name: Harley J.Greenfield
                                       Title: Chief Executive Officer
                                       Date: July 6, 2001


                                   JARA ENTERPRISES, INC.



                                   By: /s/Fred J. Love
                                      Name: Fred J. Love
                                      Title: President
                                      Date: July 6, 2001

                           SCHEDULE A

                            HARDWARE

                           SCHEDULE B

                          DOCUMENTATION

                            EXHIBIT A

                  FORM OF ASSUMPTION AGREEMENT

                                                   EXECUTION COPY

           EXHIBIT 10.38:  SOFTWARE LICENSE AGREEMENT

     AGREEMENT made this 6th day of July, 2001, by and among Jennifer Convertibles, Inc., a Delaware corporation, and its subsidiaries and licensees (collectively, "JCI"), Sofabed LLC, a Delaware limited liability company ("Sofabed"), and Jara Enterprises, Inc., a New York corporation (together with Sofabed, "Jara").

                      W I T N E S S E T H :

     WHEREAS, the parties desire to establish terms and conditions that apply to Jara licensing operating and applications software ("Licensed Software") and any related documentation in Jara's possession ("Documentation"), as those terms are hereinafter defined; and

     WHEREAS, the parties desire to establish terms and conditions that apply to JCI maintaining and upgrading the Licensed Software;

     NOW, THEREFORE, in consideration of the mutual promises and covenants hereinafter contained, the parties hereto hereby agree as follows:

1.   Definitions

     The following terms shall have the following meanings:

     "Closing Date" shall mean the Monday immediately following the first Saturday which is the last day of Jara's and JCI's fiscal month after all conditions set forth in the Warehouse Transition Agreement, dated as of even date herewith, shall have been satisfied or waived and shall be effective as of that Saturday.

     "Commentary" shall mean all relevant explanations and documentation of the source code in Jara's possession.

     "Definitive Agreements" shall mean those agreements entered into in connection with the settlement of certain derivative litigation brought on behalf of JCI against Jara and others.

     "Documentation" shall mean all operator and user manuals, training materials, guides, listings, specifications and other materials in Jara's possession or control to be used in conjunction with the Licensed Software, as set forth on Schedule
B hereto.

     "5th Anniversary Closing Date" shall mean the date which is the fifth anniversary of the Closing Date.

     "Five Year Period" shall mean the period from the Closing
Date to the 5th Anniversary Closing Date.

     "Jara Subsidiaries" shall mean Jara and its subsidiaries.

     "License" shall have the meaning ascribed thereto in Section
2 hereof.

     "Licensed Software" shall mean the operations and application computer programs located at the Plainview Premises, as specified on Schedule A hereto.

     "Plainview Premises" shall mean Jara's facility located at 1 Ames Court, Plainview, New York or other locations as indicated by Jara and as set forth on Schedule C attached hereto.

     "Software System" shall mean the Licensed Software and the Documentation as specified on Schedules A and B hereto.

     "Upgrades" shall mean any derivation, modification, extension, or further development of or to the Licensed Software made by JCI pursuant to this Agreement.

2.   License and Control

     Jara hereby grants to JCI and its subsidiaries and licensees an exclusive (except as to Jara and its subsidiaries and licensees operating Jennifer Convertibles stores, collectively, the "Jara Parties") license (the "License") to use the "Licensed Software" located at the Plainview Premises and the Software System as specified on Schedules A and B hereto. JCI shall have control over the Software, including, as set forth in Sections 8 and 9 hereof, the right and obligation to maintain and upgrade such Licensed Software and Software System. JCI may, if JCI relocates the related hardware, relocate such Software System to the location of the hardware. Jara shall have continued access to the Software; provided, however, that, Jara will have the right to modify such Software, at its expense, with the prior written consent of JCI which consent will not be unreasonably withheld or delayed, provided, further, however, that if JCI uses the modified Software for its own business it shall bear the expense of the modification. In consideration for the grant this License, JCI agrees to execute an assumption agreement in the form attached hereto as Exhibit A.

3.   License Fee

     During the Five Year Period, the License for the Software System shall be royalty-free. After the Five Year Period, as consideration for the License, JCI shall pay to Jara an annual license fee of Fifty Dollars (US$50.00). The annual license fee payments shall be paid by JCI to Jara on or before each anniversary of the Closing Date beginning with the sixth anniversary of the Closing Date.

4.   Licensed Software

     The Licensed Software shall consist of the modules or components identified or set forth on Schedule A hereto.

5.   Documentation

     Jara shall deliver to JCI two (2) copies of all Documentation for each item of Licensed Software, in hard copy or tape format, in Jara's possession or control.

     JCI shall have the right to reproduce any Documentation provided hereunder but such Documentation shall not be delivered to any company except a consolidated JCI subsidiary.

6.   Source Code

     The Licensed Software shall include its source code and all Commentary to the extent currently available. Jara shall deliver to JCI one (1) copy of the complete source code contained on tape format.

7.   Locations

     JCI may use the Licensed Software and the Software System at the Plainview Premises, and other executive offices, and in JCI's owned, licensed or franchised stores, whether now or hereafter existing. JCI's employees and agents shall, at all times, have access to and control of the Licensed Software and the Software System.

     JCI may transfer the Licensed Software to any location other than the existing installation sites for use on any other central processing unit ("CPU") which is owned or controlled by JCI or by subsidiaries, licensees, franchisees or other entities owned or controlled by JCI.

8.   Maintenance

     JCI shall, during the term of this Agreement, at its expense, maintain the Licensed Software and correct any failure thereof in order that the Licensed Software will continue to operate to the extent required to continue the operation of Jara's business as it is currently conducted.

9.   Upgrades

     9.1 JCI may, during the term of this Agreement, at its expense, upgrade the Licensed Software, either at its own discretion or at the request of Jara to the extent required to operate Jara's Jennifer Convertibles stores. If JCI makes any derivation, modification, extension, or further development of or to the Licensed Software ("Upgrades"), Jara agrees that all right, title, and interest in the Upgrades, and all intellectual property, including patent, copyright, and trade secret rights arising thereunder, shall be the sole and exclusive property of JCI; provided, that, the Jara parties shall have the royalty-free right to use such Upgrades for the operation of Jara's Jennifer Convertibles stores.

     9.2 If JCI makes any Upgrades, JCI agrees to promptly deliver one (1) copy of each such Upgrade to Jara and, whether or not any Upgrade is made, agrees to deliver to Jara monthly one (1) copy of the Licensed Software, in its then current state, to Jara.

    9.3 If JCI determines, in its sole discretion, to cease using the Software System and begins using instead different software (the "Replacement Software"), then Jara has the right to use such Replacement Software without paying any form of royalty or fee to

         JCI for such use; provided, however, that, if Jara opts to not use the Replacement Software and continues to use the Software System, then Jara shall be responsible for all costs associated with using, maintaining and upgrading such Software System and any required hardware used in connection therewith and ensuring that such Software System is compatible with the Replacement Software.

10.     Reporting Requirements

        Each month during the term of the Agreement, JCI shall deliver one (1) copy of the Licensed Software and any Upgrades to Jara.

11.     Proprietary Notices

        JCI may add copyright or other proprietary notices to any copy of the Licensed Software or Documentation which contains modifications to which JCI has ownership rights pursuant to this Agreement.

12.     Representations and Warranties

        12.1 Both parties hereto warrant and represent to each other, as an essential part of this Agreement, that (a) each is duly organized, validly existing and in good standing under the laws of the state of its incorporation or formation; (b) each is fully able to perform hereunder; and (c) this Agreement has been duly authorized for execution.

        12.2 Jara represents and warrants that it is the owner of the Software System or otherwise has the right to grant to JCI the license to use same set forth in this Agreement without violating any rights of any third party of which it is aware, and that there is currently no actual or, to Jara's knowledge, threatened suit by any such third party based on an alleged violation of such right by Jara.

        12.3 Jara represents and warrants that it is in full compliance with all applicable terms and requirements of any contract or, to the best of Jara's knowledge, legal requirement under which Jara has or had any obligation or liability or by which Jara is or was bound relating to or arising out of the use and maintenance of the Software System prior to and including the Closing Date.

        12.4 Jara represents and warrants that the Licensed Software and the Software System includes all of the software currently used by Jara and its affiliates in connection with the (a) operation of Jara's stores and those of its subsidiaries and licensees,
        (b) advertising, purchasing and warehousing operations relating to such stores, (c) accounting systems for such stores and (d) all other activities relating to the operation of the stores.

13.     Indemnity

        Each party agrees to indemnify and hold harmless the other party and its subsidiaries or affiliates under its control, and their directors, officers, employees and agents, against any and all losses, liabilities, judgments, awards and costs (including reasonable legal fees and expenses) (collectively, "Losses") arising, directly or indirectly, out of or related to (a) any breach of any representation or warranty made by such party in this Agreement and (b) any breach by such party of any covenant or obligation of such party in this Agreement. Jara also agrees to indemnify JCI against any and all losses (a) arising from any claim that JCI's use or possession of the Licensed Software or Documentation, or the license granted hereunder, infringes or violates the copyright, trade secret or other proprietary right of any third party to the extent that Jara had knowledge of such copyright, trade secret or other proprietary right of the third party prior to the date hereof and (b) arising, accruing or relating to the license, use or operation of the Software System during the period prior to the Closing Date. JCI also agrees to indemnify Jara against any and all Losses arising, accruing or relating to the license, use or operation of the Software System during the period after the Closing Date. The indemnifying party shall defend and settle at its sole expense all suits or proceedings arising out of the foregoing. No settlement which prevents either party from continuing to use the Software System as provided herein shall be made without the other party's prior written consent. The indemnified party shall have the right to participate in the defense of any such suit or proceeding through counsel of its own choosing, at its own expense.

14.  Arbitration

     Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration administered by the American Arbitration Association in accordance with its Commercial Arbitration Rules and judgment on the award rendered by the arbitrator(s) may be entered in any federal or state court of competent jurisdiction sitting within the area comprising the Eastern District of New York, such arbitration shall take place in New York City, and the parties do hereby waive all questions of personal jurisdiction or venue for the purpose of carrying out this provision. In addition to all other remedies available in the arbitration, the parties shall have the right to seek termination of this Agreement and damages.

15.  Term

     The term of this License granted pursuant to Section 2 hereof shall commence on the Closing Date and shall continue indefinitely, provided, that, if JCI exercises its option to acquire certain assets of Jara under the Option Agreement dated as of even date herewith between Jara and JCI, this License shall terminate upon the closing of such asset acquisition, except that
Section 9.2 shall survive until payment in full of the purchase price if JCI acquires the assets of Jara pursuant to the Option Agreement referred to above.

16.  Miscellaneous

     16.1 Except as set forth in this Agreement, neither this Agreement nor any rights hereunder, in whole or in part, shall be assignable or otherwise transferable, without the written consent of Jara.

     16.2 All payments and/or correspondence to Jara or Sofabed under this Agreement must be sent to:

                         Jara Enterprises, Inc.
                         One Ames Court, Suite 205
                         Plainview, NY 11803
                         Attn: Mr. Fred Love, President

          with additional copies to:

                         Warner & Joselson
                         350 Fifth Avenue, Suite 1229
                         New York, NY 10118
                         Attention: Jonathon Warner, Esq.


                         Phillips Nizer Benjamin Krim & Ballon LLP
                         666 Fifth Avenue
                         New York, NY 10103-0084
                         Attn: Eugene M. Kline, Esq.

     16.3 Correspondence to JCI relating to this Agreement must be sent to:

                         Jennifer Convertibles, Inc.
                         419 Crossways Park Drive
                         Woodbury, NY 11797
                         Attn: Harley Greenfield, Chief Executive Officer

          with an additional copy to:

                         Mintz Levin Cohn Ferris Glovsky and Popeo PC
                         The Chrysler Center
                         666 Third Avenue
                         24th Floor
                         New York, NY 10017
                         Attn: Kenneth R. Koch, Esq.

     16.4 Any payment, statement, notice, request or other communication will be deemed to be sufficiently given and/or delivered to the addressee when sent by certified mail addressed to JCI or Jara at their respective addresses specified in this Section. Each party to this Agreement may change an address relating to it by written notice to the other party.

     16.5 This Agreement sets forth the entire agreement and understanding between the parties regarding its subject matter and merges all prior discussion between them, and neither of the parties shall be bound by any conditions, definitions, warranties, understandings or representations with respect to such subject matter other than as expressly provided herein, or subsequent to the date hereof in writing and signed by a duly authorized representative of the party to be bound thereby.

     16.6 The construction and performance of this Agreement will be governed by New York law without reference to conflict-of-laws principles.

17.       Sales and Use Taxes

          JCI shall bear sales and use taxes, if any, arising out of the transactions contemplated by this Agreement.

     IN WITNESS WHEREOF, each of the parties has caused this Agreement to be executed in duplicate original by its duly authorized representative on the respective dates entered below.

                              JENNIFER CONVERTIBLES, INC.


                              By: /s/Harley J. Greenfield
                                 Name: Harley J. Greenfield
                                 Title: Chief Executive Officer
                                 Date: July 6, 2001



                              JARA ENTERPRISES, INC.


                              By: /s/Fred J. Love
                                 Name: Fred J. Love
                                 Title: President
                                 Date: July 6, 2001



                              SOFABED LLC


                              By: /s/Fred J. Love
                                 Name: Fred J. Love
                                 Title: President
                                 Date: July 6, 2001

                           SCHEDULE A

              LICENSED SOFTWARE AND SPECIFICATIONS

                           SCHEDULE B

                          DOCUMENTATION

                           SCHEDULE C

                    ADDITIONAL JARA LOCATIONS

Alison Convertibles, Inc. located at:
Plaza Convertibles, Inc. located at:
Broadway Convertibles, Inc. located at:
Brooklyn Flatbush Convertibles, Inc. located at:
Carle Place Convertibles, Inc. located at:
Chelsea Convertibles, Inc. located at:
East Hampton Convertibles, Inc. located at:
Farmingdale Convertibles, Inc. located at:
Jennifer Convertibles 57th Street, Inc. located at:
Jericho Tpke-Commack Convertibles, Inc. located at:
Kings Highway Convertibles, Inc. located at:
Livingston Street Convertibles, Inc. located at:
Patchogue Convertibles, Inc. located at:
Park Avenue Convertibles, Inc. located at:
Peekskill Convertibles, Inc. located at:
Rebecca Road Ltd. located at:
Steinway Convertibles, Inc. located at:
Twentieth Street Convertibles, Inc. located at:
Westside Convertibles, Inc. located at:
Jenn Northern Blvd. located at:
Jennifer Clarkstown, Inc. located at:
Annapolis Jennifer, Inc. located at:
Rudzin Elmhurst Furniture, Inc. located at:
Jennifer Short Hills, LIC, Inc. located at:
Mr. Sofa Bed, Inc. located at:
R.C.L. Furniture located at:

        EXHIBIT 10.39:  MANAGEMENT AGREEMENT AND LICENSE

     This Management Agreement ("Agreement") is executed as of

the 6th day of July, 2001 among JARA ENTERPRISES, INC., a New

York corporation ("Jara"), Fred Love, the sole stockholder of

Jara (the "Stockholder"), JENNIFER CONVERTIBLES, INC., a Delaware

corporation ("JCI") and JENNIFER ACQUISITION CORP., a Delaware

corporation ("JAC"), a wholly owned subsidiary of JCI.

                      W I T N E S S E T H:

     WHEREAS, there are various disputes outstanding between JCI and Jara, including, without limitation, three (3) derivative actions known as Okun v. Ferrara, Massimi v. Greenfield and

Orbanes v. Greenfield (together with any other litigation that has been or may be commenced asserting similar claims against

Jara, JCI and any JCI or Jara subsidiary and their respective officers, directors, employees, accountants, consultants and/or representatives, the "Disputes");

     WHEREAS, as part of the settlement of the Disputes, the

parties have agreed to execute, deliver and perform this

Agreement and certain other agreements (together with this

Agreement, the "Definitive Agreements");

     WHEREAS, the transactions contemplated by the Definitive

Agreements shall be closed on the Monday immediately following the first Saturday which is the last day of Jara's and JCI's fiscal month after all conditions set forth in the Definitive

Agreements shall have been satisfied or waived and shall be

effective as of that Saturday (the "Closing Date");

     WHEREAS, JCI owns the trademarks "Jennifer Convertibles",

"Jennifer House" and "With a Jennifer Sofabed There's Always A

Place to Stay" and certain other trademarks, service marks, trade names, logos, emblems and indicia of origin used in connection therewith, including, without limitation, those set forth in

Exhibit A hereto (all such proprietary marks in existence as of the date hereof or hereafter owned or licensed to JCI by an

affiliate of JCI and used by Jara or JCI solely in connection with the Jennifer Convertibles Business (as defined below),

collectively, the "Licensed Marks");

     WHEREAS, the name "Jennifer Convertibles" is associated

with retail stores operating under such name specializing in sofabeds, companion pieces and related items (the "Jennifer

Convertibles Business"), and such Jennifer Convertibles stores and goods are identified by means of the Licensed Marks;

     WHEREAS, JCI licensed the right to use and sublicense the

use of such Licensed Marks to Jennifer Convertibles Licensing

Corp., a Delaware corporation and a subsidiary of JCI ("Jennifer

Licensing"), pursuant to the terms of a License Agreement, dated as of October 28, 1993, between JCI, as licensor, and Jennifer

Licensing, as licensee (the "Parent License Agreement");

     WHEREAS, Jennifer Licensing licensed the right to use and

sublicense such Licensed Marks in New York State (the

"Territory") to Jara pursuant to the terms of a License

Agreement, dated as of October 28, 1993, between Jennifer

Licensing, as licensor, and Jara, as licensee (the "Jennifer

Licensing/Jara License Agreement");

     WHEREAS, Jara licensed back the right to use the Licensed

Marks to JCI in connection solely with the operation by JCI of the six (6) retail store locations in New York (collectively, the

"JCI Existing Stores") identified on Exhibit B hereto (the

"Existing License Agreement"); and

     WHEREAS, JCI wishes to establish, operate, license and

sublicense Jennifer Convertibles stores at additional locations within the State of New York and desires an additional license for the Licensed Marks from Jara to do the foregoing;

    NOW, THEREFORE, in consideration of the premises and mutual covenants contained in this Agreement, Jara, JAC and JCI agree as follows:

                            ARTICLE 1

                   MANAGER'S ROLE; OPERATIONS

1.1  Appointment by Jara.

     Jara hereby appoints and employs JCI as Jara's exclusive

agent to supervise, direct and manage the sales of twenty-six retail stores in New York, one retail store in New Jersey and one retail store in Maryland (collectively, with any New Stores, as defined in Section 1.4(a), opened in substitution therefor, the

"Jara Stores" and each a "Jara Store") for the term provided in

Article III. Jara shall cause each of its direct or indirect subsidiaries (a "Subsidiary" and collectively, the

"Subsidiaries"), which owns a Jara Store, to execute and deliver to Manager a written acknowledgment, substantially in the form of

Exhibit C hereto, that Manager is such Subsidiary's agent to supervise, direct and manage the sales of its Jara Store as if it were a party to this Agreement.  Notwithstanding anything to the contrary contained herein, including Section 7.1, JCI may

subcontract to others, including JAC, its obligations to perform services hereunder (the party so managing, the  "Manager") but all payments shall be made to and by JCI and JCI shall not be relieved of said obligations.

1.2  Operation of the Jara Stores.

     During the term of this Agreement, JCI shall cause Manager,

subject to the limitations contained elsewhere in this Agreement and in particular, Section 1.7 below, to manage the sales of the

Jara Stores.  Such authority shall include authority (subject to

Section 4.3) (a) to design and furnish the Jara Stores so that such Jara Stores will be substantially the same as Jennifer

Convertibles stores owned by JCI ("JCI Stores") and will have the same look and feel, (b) to train Jara Store managers and salesmen and (c) to arrange for advertisement and promotion for such Jara

Stores.  In addition, Manager shall consult with, and make

recommendations to, Jara in other areas related to the operation of the Jara Stores, including, without limitation, the hiring,

termination and compensation of Jara Store personnel, Jara Store maintenance, and any possible relocation.  Manager shall manage the sales of the Jara Stores in substantially the same way as JCI manages the sales of the JCI Stores.

1.3  Operation of Other Stores.

     The parties recognize and understand that JAC, JCI and

affiliates of JCI ("JCI Affiliates"), are engaged and will,

during the term of this Agreement, be engaged in the business of owning, leasing, establishing, operating, and managing other

Jennifer Convertibles stores and other furniture retail stores for the sale of convertible sofa-beds, sofas, and loveseats.

Certain of these stores, now or in the future, may be located within the general geographical areas of one or more of the Jara

Stores and may be in direct or indirect competition with the Jara

Stores.  Nothing herein contained shall in any way inhibit or restrain JAC, JCI or the JCI Affiliates from continuing and

expanding their activities or prohibit any of their stockholders,

officers, directors, agents or employees to be so interested or so engaged with respect to such other store or stores.  The

rights set forth in this subparagraph are subject to Article 5 and the provisions of the Existing License Agreement.

1.4  Openings and Closings of the Jara Stores.

     (a)  Jara, after consultation with JCI, may open a new Jara Store

(a "New Store") anywhere in the Counties if it closes a Jara

Store whether as a result of a lease termination or otherwise,

provided that after the first Jara Store is closed the total number of Jara Stores at any one time shall not exceed twenty-

seven (27) and, until such first Jara Store is closed, shall not exceed twenty-eight.

    (b)  Upon the prior written consent of Jara, Manager may close a

Jara Store provided that Manager, simultaneously with its closing of such Jara Store, opens, at Manager's expense, a replacement

Jara Store in any of the counties of New York, Bronx, Kings,

Queens, Richmond, Westchester, Nassau, Rockland and Suffolk of

New York State (collectively, the "Counties") which shall be a

Jennifer Convertibles retail store (a "Jara Replacement Store").

   (c)  At any time, in the sole discretion of Jara, upon fifteen

(15) days written notice to Manager ("Closed Store Notice

Period"), Jara may close a Jara Store provided that Jara may not close more than five stores in any 12-month period unless it demonstrates to JCI that the additional stores it desires to close in such period are generating negative cash flow.  If Jara closes a Jara Store, (i) Manager may, but is not required to,

open at Manager's expense a Jara Replacement Store or deem an existing profitable Jennifer Convertibles retail store owned by

JCI in the Counties (as defined in Section 1.4(b)) to be a Jara

Store (a "JCI/Jara Store"), provided, however, that, if Manager does not open a Jara Replacement Store or designate a JCI/Jara

Store upon the closing by Jara of a Jara Store, the calculation of the Jara Stores Net Delivered Sales (as defined below), shall be based upon the remaining Jara Stores Net Delivered Sales and

(ii) JCI (or a subsidiary designated thereby whose obligations to

Jara are guaranteed by JCI by an agreement, substantially in the form of Exhibit D hereto, which is satisfactory to Jara) shall have the option to purchase all of the inventory, advertising displays, store leases, office furniture and equipment owned by

Jara or its Subsidiary which is located at the closed Jara Store

("Jara Closed Store Assets") for a purchase price (payable in cash and delivered to Jara at the closing of such store) equal to the sum of (A) the value of the inventory, at cost, plus (B) the assumption and discharge of all liabilities and obligations

accruing and arising out of the ownership, use or operation of the Jara Closed Store Assets after the expiration of the Closed

Store Notice Period, plus (C) the assumption and discharge of all liabilities and obligations to customers relating to non-delivery of merchandise.  The terms of the purchase and sale of the Jara

Store Closed Assets and the assumption and discharge of

liabilities and obligations assumed in connection therewith shall be set forth in an asset purchase agreement substantially in the form attached hereto as Exhibit E.

    (d)  Each Jara Replacement Store, JCI/Jara Store or New Store

shall be deemed a Jara Store, subject in all aspects to the terms and conditions of the management of the existing Jara Stores by

Manager pursuant to this Agreement.

    (e)  As used herein, the term "Jara Stores Net Delivered Sales"

shall mean all revenues received from the sale of products and related services (including, without limitation, fabric

protection and warranties) actually delivered or provided to customers by Jara Stores for any twelve month period beginning on the Closing Date or any anniversary thereof, provided, however,

that the calculation of Jara Stores Net Delivered Sales shall not include (i) sales taxes or other taxes collected from customers for transmittal to the appropriate taxing authorities or (ii)

delivery and set up charges collected from customers, and shall be net of customer returns, allowances or credits associated with the sale of merchandise or fabric protection.

1.5  Employees.

     Manager will consult with, and make recommendations to,

Jara with respect to hiring, firing, promoting, disciplining,

supervising, directing and training all employees at each Jara

Store, fixing their compensation and benefits and, generally,

establishing and maintaining all policies relating to employment.

Manager will consult with, and make recommendations to, Jara with respect to employee allowances, commissions and bonuses.  All personnel employed at each Jara Store shall at all times be the employees of Jara or a Subsidiary and Jara shall be responsible for paying all compensation and benefits for which such personnel are entitled and for paying all payroll and withholding taxes, for preparing and sending out forms W-2 and for other related matters.  The number of employees at each Jara Store shall be consistent with Jara's current practices.  During the term of this Agreement, neither JCI nor Manager nor any of their

subsidiaries shall hire any person who is at the time of such hiring, or was within six months of such hiring, an employee of

Jara or a subsidiary of Jara; except, that, this provision will not apply to employees working at any of the warehouse facilities owned or operated by Jara or any subsidiary of Jara.

1.6  Advertising and Promotion; Pricing.

     Manager shall have the exclusive right to determine the

advertising and promotion for the Jara Stores.  Manager will deliver to Jara copies of its schedules concerning advertisements to run in the New York area promptly after such schedules are developed, but failure to so deliver such schedules shall not be considered a breach of this Agreement.

1.7  Matters Outside the Ordinary Course.

     All matters out of the ordinary course of the business of

the Jara Stores (for example, the replacement of a Jara Store in

New York State or the closing of a Jara Store), shall be subject to the prior written approval of Jara.

1.8  Customer Financing.

     Manager will use reasonable efforts to obtain for Jara

Stores customer financing (such as credit card financing or check financing) on substantially the same terms as is available at JCI

Stores.

1.9  Jara's Option.

     Commencing on the date which is the fifth anniversary of

the Closing Date, Jara shall have the option, which may be

exercised by written notice to JCI, to cause Manager to undertake the management of all aspects of the operations of the Jara

Stores (excluding Jara's taxes and bookkeeping) including but not limited to, cash management, lease management, management of accounts payable and other functions in addition to the management of sales already undertaken by Manager.

1.10 Other Interests.

     Subject to the restrictions on operating additional

Jennifer Convertibles stores under certain circumstances

contained herein:

     (a)  JCI and Manager and their affiliates may engage in business ventures of any nature and description independently or with others, including but not limited to any credit arrangements or any sale or purchase of property or business of the character to be conducted by Jara hereunder and neither Jara nor any

Subsidiary shall have any right in and to such independent

ventures or the income derived therefrom;

    (b)  neither Jara nor any Subsidiary shall have any right by virtue of this Agreement, or the relationship created hereby, in or to such other ventures or activities or to the income or

proceeds derived therefrom, and the pursuit of such ventures,

even if directly competitive with Jara's business, shall not be deemed wrongful or improper;

    (c)  none of JAC, JCI or any affiliate of JAC or JCI shall be obligated to present any particular opportunity to Jara or any

Subsidiary even if such opportunity is of a character which, if presented to either of them, could be taken by them; and any affiliate of JAC or JCI shall have the right to take for its own account (individually or as a trustee, partner or fiduciary), or to recommend to others, any such particular opportunity; and

    (d)  nothing in this Agreement shall be deemed to prohibit JAC,

JCI or any affiliate of JAC or JCI from dealing, or otherwise engaging in business with persons transacting business with Jara or any Subsidiary or from providing services relating to the purchase, sale, financing, management, development or operation of other Jennifer Convertibles retail stores or other retail stores similar to such stores and receiving compensation

therefor.  The parties acknowledge that JAC, JCI and their

affiliates intend to open additional Jennifer Convertibles retail stores, including stores which will be within the same geographic area as the Jara Stores, and neither Jara nor any Subsidiary shall have any right to participate therein on any basis, other than as contemplated by this Agreement.

1.11 Advertising Costs.

     Jara's share of JCI's advertisement costs after the Closing

Date shall be $125,750 per month reduced by 1% of JCI Net

Delivered Sales (as hereinafter defined) in the Territory for such month but excluding (i) sales of leather living room

furniture only at Jennifer Leather stores, (ii) sales of leather living room furniture only at combined Jennifer

Convertibles/Jennifer Leather stores and (iii) sales at the JCI

Existing Stores (as defined in the preamble to this Agreement) in the Territory during such month (the "Reduction").  However, the

Reduction shall not exceed $80,000 for any 12 month period

commencing on the Closing Date or any anniversary thereof or a proportionate amount if the period is less than 12 months.  In addition to any other amounts payable, for periods after the later of the Closing Date or January 1, 2002 Jara's share of advertising costs shall be reduced (the "Additional Reduction")

in each 12-month period thereafter, by an amount equal to $.50 multiplied by the amount, if any, by which Jara's Net Delivered

Sales for such 12-month period are less than $27,640,000,

provided that in no event shall such Additional Reduction

together with amounts paid pursuant to Section 2.1(c) in any 12-

month period exceed an aggregate of $2,700,000 (any such excess shall be eliminated and shall not be carried over).  If, after giving effect to such Additional Reduction, JCI owes Jara money in respect of advertising, JCI shall pay such amounts not to exceed the cap set forth above to Jara, provided that JCI shall not be required to pay any such amounts during a fiscal year in which (i) JCI's net income, as shown by audit, is less than

$1,000,000 or is reasonably expected (subject to adjustment if the audit shows otherwise) to be less than $1,000,000 and (ii)

JCI's Net Delivered Sales in the Territory are less than the applicable amount set forth in the next sentence.  For the first

12 month period, the applicable amount shall be $1,000,000; for the second 12 month period, the applicable amount shall be

$3,500,000; and for each other 12 month period, the applicable amount shall be $5,500,000.  Payment of Jara's share of JCI's advertisement costs shall be made within 85 days of the end of each month; payment by JCI to Jara pursuant to the preceding sentences shall be made within 20 days of the end of each month.

     The amount of any monthly payment payable under this Section

1.11 shall be calculated as follows: A sales report for the Jara

Stores ("Monthly Sales Report") shall be prepared by Jara as of the last Saturday of each month commencing on the last Saturday of the first month following the Closing Date.  Jara shall

deliver the Monthly Sales Report to JCI for receipt no later than the 10th day of the month following the reporting month, together with the corresponding monthly sales report for the Jara Stores prepared by Jara for the fiscal year ended May 31, 1998 (the

"Fiscal 98 Monthly Sales Report").  If the Jara Stores Net

Delivered Sales as reported in the Monthly Sales Report are less than the Jara Stores Net Delivered Sales as reported for the corresponding month in the Fiscal 98 Monthly Sales Report, JCI shall pay to Jara an amount equal to $.50 multiplied by such amount, provided that such amounts together with amounts paid under Section 2.1(c) shall not in the aggregate be in the excess of $2,700,000 for any 12-month period.  If the Jara Stores Net

Delivered Sales as reported in the Monthly Sales Report are

greater than the Jara Stores Net Delivered Sales as reported for the corresponding month in the Fiscal 98 Monthly Sales Report,

Jara shall repay to JCI an amount equal to the lesser of (i) $.50 multiplied by such amount or (ii) the aggregate amount of all

Additional Reductions previously received by Jara with respect to the 12-month period in which such calculation occurs.
                                  10

     A year-end sales report for the Jara Stores ("Year-End

Report") shall be prepared annually by Jara for the period ending twelve months after the Closing Date and for each twelve month period thereafter commencing on an anniversary of the Closing

Date.  In addition, for each 12-month period commencing on the first June 1 after the fifth anniversary of the Closing Date (the

"First June 1"), Jara shall deliver the audited financial

statements (the "Audits") for such period required by the Option

Agreement as and when required by such Option Agreement.  Jara shall deliver the Year-End Report to JCI no later than 45 days immediately following the end of the reporting period of the Year-

End Report.  The Year-End Report shall reconcile the Jara Stores

Net Delivered Sales as set forth in the Monthly Sales Report with the Jara Stores Net Delivered Sales as set forth in the Fiscal 98

Sales Report and state the amount (if any) paid by Jara and JCI under this Section 1.11 during the reporting year.  To the extent any monies are due from Jara or JCI under the Year-End Report pursuant to the formulas set forth above, the payment ("Year-End

Payment") shall be made fifteen (15) days after delivery of the

Year-End Report (or, if applicable, the Audits).  If, on or prior to the tenth (10th) day following its receipt of the Year-End

Report (or, if applicable, the Audits), JCI has not delivered to

Jara a notice of disagreement, then the Year-End Payment shall be deemed to be finally determined for purposes of the Year-End

Report (or, if applicable, the Audits).  If a notice of

disagreement has been delivered to Jara within the ten (10) day period, Jara and JCI will seek in good faith to resolve such objection for a period of thirty (30) days thereafter, and, if the objection is consensually resolved in writing, the Year-End

Payment shall be deemed to be finally determined for purposes of the year in question in accordance with the consensual resolution and payment of the year in question will be made within five (5)

days thereafter.  If no written consensual resolution has been reached by the end of the thirty (30) day period, Jara and JCI will submit any matters remaining in disagreement to an

independent accounting firm ("Dispute Auditor") selected by JCI and reasonably acceptable to Jara for review and final determination, and payment of the Year-End Payment will be made within five (5) days after such final determination.  The Dispute

Auditor shall not be an accounting firm hired or engaged by JCI or any of its affiliates or by Jara or any of its affiliates to perform services of any kind at any time within the five (5) year period preceding the date of the Year-End Report or Audit in dispute.  The fees and expenses of the Dispute Auditor shall be borne fifty percent (50%) by Jara and fifty percent (50%) by JCI,

provided, that, if the Dispute Auditor resolves at least two-

thirds by dollar amount of the items in dispute in one party's favor, then such party shall not pay any of the fees and expenses charged by the Dispute Auditor and the other party shall pay all such fees and expenses.

     This Section 1.11 shall survive the termination of this

Agreement other than in connection with acquisition of Jara's assets pursuant to the Option Agreement, dated as of even date herewith, among Jara, the Stockholder and JCI (the "Option

Agreement").

1.12 Sales Proceeds; COD Sales Proceeds.

     Jara shall directly pay all invoices related to the

operations of the Jara Stores, including paying for warehousing,

merchandise, advertising, employees, maintenance and improvements and notify Manager of any invoice that remains unpaid seventy-

five (75) days after the due date.

                            ARTICLE 2

            COMPENSATION OF MANAGER; PAYMENTS TO JARA

2.1  Management Fee.

     (a)  In consideration of the services to be performed by Manager pursuant to this Agreement (and in addition to any other

compensation to be paid to JCI hereunder), if Jara exercises its option referred to in Section 1.9 above, Jara shall pay to JCI a management fee (the "Management Fee") equal to one percent (1%)

of the Jara Stores Net Delivered Sales (as defined in Section 1.4 above) during the period from the date on which Jara exercises such option to the date of the termination of this Agreement.

     (b)  If Jara Stores Net Delivered Sales exceed $27,640,000 in any of the first two annual periods commencing on the Closing Date,

then Jara will also pay to JCI an amount equal to forty-eight percent (48%) of such excess.  If, during any annual period

commencing on the second anniversary of the Closing Date, Jara

Stores Net Delivered Sales (i) exceed $27,640,000 but do not surpass $29,640,000, then, Jara will pay to JCI an amount equal to ten percent (10%) of the Jara Stores Net Delivered Sales in excess of $27,640,000 but below $29,640,000 for such period or

(ii) exceed $29,640,000, then, Jara will pay to JCI an amount equal to forty-eight percent (48%) of the Jara Stores Net

Delivered Sales in excess of $29,640,000 for such period.

Amounts owed for periods of less than a year occurring (i) after the fifth anniversary of the Closing Date and prior to the next succeeding June 1 or (ii) from June 1 after such fifth

anniversary and up to the termination of this Agreement (if prior to May 30) shall be as set forth in Section 2.1 (f).

    (c)  JCI will pay to Jara an amount equal to ten percent (10%) of the amount by which the Jara Stores Net Delivered Sales are less than $27,640,000 in any annual period commencing on the later of the Closing Date or January 1, 2002, provided, however, that if,

at the end of any such annual period, the Jara Stores Net

Delivered Sales is $26 million or less, then JCI will pay to Jara an amount equal to fifteen percent (15%) (in lieu of the ten

(10%) percent referred to above) of the amount by which the Jara

Stores Net Delivered Sales are less than the $27,640,000 (for example, if the Jara Stores Net Delivered Sales are $24,640,000,

JCI will pay to Jara $450,000 which is an amount equal to fifteen percent (15%) of $3 million).  Notwithstanding the foregoing, in no event shall the total of the Additional Reduction and amounts payable pursuant to this Section 2.1(c) exceed $2,700,000 for any such annual period. Any such excess shall be eliminated and shall not be carried over to other periods.

    (d)  The amounts (if any) payable under subsections (b) and (c)

of this Section 2.1 shall be calculated and paid as follows:  A sales report for the Jara Stores ("Monthly Sales Report") shall be prepared by Jara as of the last Saturday of each month

commencing on the last Saturday of the first month following the

Closing Date.  Jara shall deliver the Monthly Sales Report to JCI for receipt no later than the 10th day of the month following the reporting month, together with the corresponding monthly sales report for the Jara Stores prepared by Jara for the fiscal year ended May 31, 1998 (the "Fiscal 98 Monthly Sales Report").  If

the Jara Stores Net Delivered Sales as reported in the Monthly

Sales Report are less than the Jara Stores Net Delivered Sales as reported for the corresponding month in the Fiscal 98 Monthly

Sales Report, JCI shall pay to Jara on or before the 25th day of the month following the reporting month an amount equal to ten percent (10%) of the difference (the additional five percent (5%)

payment, if any, shall be calculated and provided for in the Year-

End Report (as hereinafter defined)), subject to the $2,700,000 annual cap referred to above.  If the Jara Stores Net Delivered

Sales as reported in the Monthly Sales Report are greater than the Jara Stores Net Delivered Sales as reported for the

corresponding month in the Fiscal 98 Monthly Sales Report, Jara shall pay to JCI on or before the 25th day of the month following the reporting month an amount equal to ten percent (10%) of the difference (the additional percentage payment or excess profit share, if any, shall be calculated and provided for in the Year

End Report).

    (e)  A year-end sales report for the Jara Stores ("Year-End

Report") shall be prepared annually by Jara for the period ending twelve months after the Closing Date and for each twelve month period thereafter commencing on an anniversary of the Closing

Date.  In addition, for each 12-month period commencing on the first June 1 after the fifth anniversary of the Closing Date (the

"First June 1"), Jara shall deliver the audited financial

statements (the "Audits") for such period required by the Option

Agreement as and when required by such Option Agreement.  Jara shall deliver the Year-End Report to JCI no later than 45 days immediately following the end of the reporting period of the Year-

End Report.  The Year-End Report shall reconcile the Jara Stores

Net Delivered Sales as set forth in the Monthly Sales Report with the Jara Stores Net Delivered Sales as set forth in the Fiscal 98

Sales Report and state the amount (if any) paid by Jara and JCI during the reporting year.  To the extent any monies are due from

Jara or JCI under the Year-End Report pursuant to the formulas set forth in subsections (b) and (c) of this Section 2.1, the payment ("Year-End Payment") shall be made fifteen (15) days after delivery of the Year-End Report (or, if applicable, the

Audits).  If, on or prior to the tenth (10th) day following its receipt of the Year-End Report (or, if applicable, the Audits),

JCI has not delivered to Jara a notice of disagreement, then the

Year-End Payment shall be deemed to be finally determined for purposes of the Year-End Report (or, if applicable, the Audits).

If a notice of disagreement has been delivered to Jara within the ten (10) day period, Jara and JCI will seek in good faith to resolve such objection for a period of thirty (30) days

thereafter, and, if the objection is consensually resolved in writing, the Year-End Payment shall be deemed to be finally

determined for purposes of the year in question in accordance with the consensual resolution and payment of the year in

question will be made within five (5) days thereafter.  If no written consensual resolution has been reached by the end of the thirty (30) day period, Jara and JCI will submit any matters remaining in disagreement to an independent accounting firm

("Dispute Auditor") selected by JCI and reasonably acceptable to

Jara for review and final determination, and payment of the Year-

End Payment will be made within five (5) days after such final determination.  The Dispute Auditor shall not be an accounting firm hired or engaged by JCI or any of its affiliates or by Jara or any of its affiliates to perform services of any kind at any time within the five (5) year period preceding the date of the

Year-End Report or Audit in dispute.  The fees and expenses of the Dispute Auditor shall be borne fifty percent (50%) by Jara and fifty percent (50%) by JCI, provided, that, if the Dispute

Auditor resolves at least two-thirds by dollar amount of the items in dispute in one party's favor, then such party shall not pay any of the fees and expenses charged by the Dispute Auditor and the other party shall pay all such fees and expenses.

     (f)  For any period which is less than 12 months, the amounts payable under subsections (b) and (c) shall be calculated by assuming that Jara Stores Net Delivered Sales over the full 12-

month period would be the same percentage over or under

$27,640,000 as such sales during the actual period were over or under the Fiscal 98 Monthly Sales Report and then multiplying the resulting amount owed by Jara or JCI, as the case may be, by a fraction, the numerator of which shall be the number of months in the actual period and the denominator of which shall be 12.

2.2  Payment of Management Fees; Interest.

     (1)  Management Fees accrued pursuant to Section 2.1(a) shall be paid to JCI monthly, on or before the twenty-fifth (25th) day of the month following the reporting month subject to annual

adjustments.

     (2)  Any amounts due to any party and not paid within thirty (30)

days after the due date thereof shall accrue interest at the rate of 9% per annum until paid in full.

                            ARTICLE 3

                      TERM AND TERMINATION

3.1  Condition to Obligation of Parties.

     The obligation of the parties to consummate the

transactions contemplated by this Agreement shall be subject to the settlement of the Disputes and the entry of a final, non-

appealable court order of such settlement (the "Court Approval").
                                  16

3.2  Term of Management.

     Manager shall manage under this Agreement commencing on the

Closing Date (as defined in the preamble to this Agreement) and,

unless such management relationship is terminated earlier

pursuant to Section 8.4, shall continue for a term ending upon the earlier of (a) the closing of the asset acquisition following

JCI's exercise of its option to purchase substantially all of the assets of Jara under the Option Agreement, and (b) December 31,

2049.

3.3  Actions to be Taken on Termination.

     (a)  Upon termination of this Agreement, in addition to all other rights and remedies of Jara under this Agreement and applicable law and the license termination provisions contained in Section

5.4 hereof, (i) Jara and the Stockholder's covenant not to

compete as described in Section 4.2 shall terminate; (ii) the

License (as hereinafter defined) shall terminate unless extended pursuant to Section 5.4(b) and JCI and Jara shall be subject to the license termination provisions contained in Section 5.4;

(iii) management by Manager of the Jara Stores shall cease; and

(iv) if the Jara Stores Net Delivered Sales for the twelve (12)

months prior to termination of JCI's management of the Jara

Stores are less than $27,640,000, Manager shall assign and

transfer to Jara existing profitable JCI Stores (or, at JCI's option, make a one-time payment to Jara of an amount equal to the amount by which Jara Stores Net Delivered Sales for such twelve

(12) month period are less than $27,640,000) in the Counties  (as defined in Section 1.4(b)) whose JCI Net Delivered Sales (as defined below) for the twelve (12) months prior to termination of

Manager's management of the Jara Stores when added to the Jara

Stores Net Delivered Sales for the twelve (12) months prior to the termination of Manager's management of the Jara Stores will not be less than $27,640,000.

    (b)  Upon termination of this Agreement, except as set forth in this Section and in Article V, and except for obligations accrued as of the termination date, all obligations of the parties under this Agreement shall terminate except accrued obligations,

provided, however, that nothing herein contained shall relieve any party which breached this Agreement prior to such termination from any liabilities resulting therefrom.

    (c)  As used herein, the term "JCI Net Delivered Sales" shall mean all revenues received from the sale of products and related services (including, without limitation, fabric protection and warranties) actually delivered or provided to customers by the

JCI Stores, provided, however, that the calculation of JCI Net

Delivered Sales shall not include (i) sales tax or other taxes collected from customers for transmittal to the appropriate

taxing authorities or (ii) delivery and set up charges collected from customers, and shall be net of customer returns, allowances and credits associated with sales of merchandise or fabric

protection.

                            ARTICLE 4

                COVENANTS AND AGREEMENTS OF JARA

4.1  Store Transfers.

     Jara shall not sell, transfer or otherwise dispose (a

"Disposition") of any Jara Stores (including the disposition of any capital stock of any Subsidiary through which the business of such Jara Store is conducted) or any interest therein, except that Jara may close a Jara Store pursuant to Section 1.4 of this

Agreement.

4.2  No Other Business; Non-Competition; Confidentiality.

     Each of Jara, each Subsidiary, and the Stockholder agrees

that it or he will not, during the term of this Agreement, engage in, or act as a consultant or lender to, or be an owner (except of Jara and JCI or not more than 5% of the equity of any publicly traded company), or partner of, any other business or organization, which sells furniture, including without limitation sofas and sofabeds, except with respect to the Jara Stores, Jara

Replacement Stores and JCI/Jara Stores.  Each of Jara, each

Subsidiary, and the Stockholder agrees that it or he will not,

during the term of this Agreement, directly or indirectly,

disclose or furnish to any other person, firm or corporation information not generally known or available outside of JCI,

including information with respect to confidential plans, ideas,

marketing strategies, technology or know-how relating to JCI, to the JCI Stores or to any other confidential or secret aspects of

JCI's business (the "Proprietary Information"), except that Jara,

each Subsidiary, and the Stockholder shall not be liable under the terms of this Section 4.2 for disclosing or furnishing any information which (a) is or becomes generally available to the public other than as a result of a disclosure in violation of this Agreement, (b) is generally known in the furniture industry,

or (c) is required to be disclosed pursuant to applicable law or the order of a court of competent jurisdiction, or other legal process or authority, it being understood, however, that Jara,

each Subsidiary, and the Stockholder will provide JCI with prompt notice of the requirement for such disclosure as soon as

practical after Jara, each Subsidiary, or the Stockholder is notified thereof and prior to its disclosure thereof so as to enable JCI to challenge the order compelling such disclosure if

JCI so desires, at JCI's expense.

4.3  Store Compatibility.

     Jara shall maintain and make any improvements or repairs

necessary to ensure that the Jara Stores remain substantially similar in look and feel to the JCI Stores (in their current or future state) and shall be responsible for all costs associated therewith, provided that such expenses and those incurred

pursuant to Section 1.2 shall not exceed $25,000 per store and shall not exceed $100,000 in the aggregate in any 12-month

period.

4.4  Property and Operational Insurance.

     (a)  Jara shall maintain at least the level of insurance on

Jara's and Subsidiaries' behalf relating to the Jara Stores as is currently in effect and shall obtain any additional insurance required by law.

     (b)  Insurance premiums and any costs or expenses with respect to the insurance described in (a) above shall be paid by Jara.

(c)  All liability insurance provided under this Section shall name Manager and JCI as additional insureds.

                            ARTICLE 5

                        TRADEMARK LICENSE

5.1  Grant of License.

     Jara hereby grants to JCI the sole and exclusive right,

except as to the Jara Stores, Jara Replacement Stores and the

JCI/Jara Stores, to use the Licensed Marks in the operation of the Jennifer Convertibles Business (as defined in the preamble to this Agreement) and to sublicense the use of such Licensed Marks throughout the Territory (as defined in the preamble to this

Agreement), upon the terms and conditions herein set forth.  The

License shall become effective as of the Closing Date.

5.2  Recognition of Proprietary Rights.

     (a)  Jara recognizes JCI's ownership of the Licensed Marks, JCI's and Jennifer Licensing's exclusive rights to use the Licensed

Marks outside of the Territory subject to existing licenses to the Abada Stores (as defined in Section 5.3(d)), and the validity of the registration of each of the "Jennifer Convertibles",

"Jennifer House" and "With a Jennifer Sofabed, There's Always a

Place to Stay" marks in the United States Patent and Trademark

Office (the "Trademark Office").  Jara agrees that neither while this Agreement is in force nor at any time thereafter will it claim any right, title or interest in or to the Licensed Marks,

except for any rights it has under the Jennifer Licensing/Jara

License Agreement or under license to the Abada Stores and except for any rights herein or granted to it in the future pursuant to a written agreement.  Advertising or other representations by

Jara referring to any Licensed Mark will not impair or endanger

JCI's or Jennifer Licensing's ownership of or right to use the

Licensed Marks outside the Territory, or the validity of JCI's or

Jennifer Licensing's trademark registrations.

        (b)  Jara, JCI and Manager agree to cooperate with each other in the protection of the Licensed Marks by promptly informing each other of any possible infringements or misuses of any such

Licensed Mark which come to any party's attention.  Jara, JCI and

Manager agree to promptly notify each other of any pending or threatened litigation involving any Licensed Mark which comes to such party's attention.

        (c)  JCI hereby reserves all rights to the Licensed Marks outside the Territory subject to existing licenses for the Abada Stores

(as defined in Section 5.3(d)).

        (d)  Jara hereby reserves all rights to the Licensed Marks in the

Territory, except as specifically granted herein and in the

Existing License Agreement.

        (e)  Jara shall not grant any other license to use, sublicense or franchise any of the Licensed Marks in the Territory except for

Jara Replacement Stores.

5.3  Royalties.

     (a)  During the License Term (as defined in Section 5.4(a)

below), JCI will pay to Jara an annual royalty equal to $400,000 per annum.  JCI shall make 12 monthly payments to Jara of

approximately $33,333 each during every 12 month period of the

License Term.

        (b)  During the Extended License Term (as defined in Section

5.4(b) below), JCI will pay to Jara an annual royalty equal to

$400,000 per annum.  JCI shall make 12 monthly payments to Jara of approximately $33,333 each during every 12 month period of the

Extended License Term.

        (c)  During both the License Term and the Extended License Term,

JCI shall be entitled to receive any royalties, fees or other compensation earned from sublicensing or franchising the Licensed

Marks to others (except to Jara Stores, Jara Replacement Stores and JCI/Jara Stores) within the Territory.  Other than existing licenses, JCI can sub-license only to a wholly-owned subsidiary within the Territory.

        (d)  As used herein, the term "Abada Stores" shall refer to

Jennifer Short Hills LIC, Inc. and Annapolis Jennifer Inc.,

which, as of the date hereof, are wholly owned by Jara.

5.4  Term of the License.

     (a)  The term of the License shall commence on the Closing Date and shall continue for a term ending upon the earliest of (i) the closing of the asset acquisition following an exercise by JCI of its option to purchase substantially all of the assets of Jara under the Option Agreement; (ii) the date which is the twentieth

(20th) anniversary of the Closing Date ("20th Anniversary Closing

Date") unless the parties extend pursuant to Section 5.4(b)

below, in which case the date shall be December 31, 2049; (iii)

the termination of Manager's role as manager under this Agreement pursuant to Section 3.2; or (iv) on such date as is determined by an arbitrator or a court of competent jurisdiction acting

pursuant to Section 8.4 of this Agreement (the "License Term").

        (b)  Both Jara and JCI shall have the right, by written notice given by either of them to the other, to extend the License Term for an additional thirty (30) years ending on December 31, 2049,

unless sooner terminated under this Agreement (the "Extended

License Term").

        (c)  Upon termination of this License pursuant to 5.4(a)(ii),

Section 5.4(a)(iii) or Section 5.4(a)(iv), (i) the Existing

License Agreement (as defined in the preamble to this Agreement)

will also terminate and JCI will cease to use the Licensed Marks in the Territory, (ii) Jara and JCI shall immediately enter into a license agreement ("New License Agreement") in the form

attached as Exhibit F hereto, under which Jara shall grant to JCI a perpetual royalty-free exclusive license to use the Licensed

Marks in the Territory excluding the Counties (as defined in

Section 1.4(b)), (iii) Jara will no longer, and until the end of time will not, sell or license a third party to sell leather living room furniture at Jara Stores in the Counties and JCI will no longer, and until the end of time will not, sell or license a third party to sell fabric covered furniture at JCI Stores and at combined Jennifer Leather/Jennifer Convertibles stores (which will be converted to solely Jennifer Leather stores) in the

Counties, and (iv) JCI and Jara shall enter into agreements for the purchase at fair value of the Abada Stores by JCI and of the

JCI Existing Stores by Jara.

5.5  [INTENTIONALLY OMITTED]

5.6  Indemnification.
     (a)  The JCI Indemnitors (as defined below) shall indemnify and hold harmless the Jara Indemnitees (as defined below) from and against, and pay or reimburse the Jara Indemnitees for, any

claims and expenses including reasonable legal fees and expenses incurred in defending such claims, arising out of or related to the use by the JCI Stores of the Licensed Marks in the Territory

after the Closing Date.

        (b)  As used herein, the term "JCI Indemnitors" shall mean JCI,

Manager, the other subsidiaries of JCI and Jennifer L.P. III,

Jennifer L.P. IV and Jennifer L.P. V., each a Delaware limited partnership.

        (c)  As used herein, the term "Jara Indemnitees" shall mean Jara,

its officers, directors, employees, agents, advisors,

representatives and affiliates.

5.7  Representations and Warranties of Jara.

     Jara represents and warrants to, and covenants and agrees

with, JCI and Manager that Jara has not granted a license to use any of the Licensed Marks in the Territory to any person or

entity other than to JCI, except Westside Convertibles, Inc.,

Broadway Convertibles, Ltd. and the stores owned by Ronald Rudzin or his mother (the "Rudzin Stores").

                            ARTICLE 6

                  WAIVER AND PARTIAL INVALIDITY

6.1  Waiver.

     The failure of any party to insist upon a strict

performance of any of the terms or provisions of this Agreement,

or to exercise any option, right or remedy herein contained,

shall not be construed as a waiver or as a relinquishment for the future of such term, provision, option, right or remedy, but the same shall continue and remain in full force and effect.  No waiver by any party of any term or provision hereof shall be deemed to have been made unless expressed in writing and signed by such party.

6.2  Partial Invalidity.

     If any provision of or restriction contained in this

Agreement is deemed to be invalid, prohibited or unenforceable by reason of the extent, duration, geographical scope thereof or for any other reason in any jurisdiction by a court of competent jurisdiction, such provision or restriction, as the case may be,

as to such jurisdiction, shall be ineffective as to the extent of such invalidity, prohibition or unenforceability without

invalidating the remaining portion of such provision or

restriction or the other provisions of this Agreement or

affecting the validity or enforceability of such provision or restriction in any other jurisdiction. The court making the determination as to unenforceability shall have the right to reduce the extent, duration, geographical scope, or to otherwise make limited revisions to the language of the invalid, prohibited or unenforceable provision or restriction, so that, in its

reduced form, such provision or restriction shall then be

enforceable in the manner contemplated hereby.

                            ARTICLE 7

                  ASSIGNMENT AND BINDING EFFECT

7.1  Assignment.

     (a)  This is a personal services agreement and Jara, in granting

JCI the management rights hereunder, is relying upon the skill and expertise of the JCI organization.  Therefore, no party shall assign or transfer or permit the assignment or transfer of this

Agreement without the prior written consent of the other parties;

provided, however, that nothing contained herein shall prevent the transfer of this Agreement in connection with a merger or consolidation or a sale of all or substantially all of the assets of JCI (including the notes dated as of even date herewith

payable by Jara to JCI), provided that the party purchasing such assets shall assume in writing the obligations under this

Agreement, the Warehousing Agreement and the Purchasing Agreement

dated as of even date herewith.  Any sale, transfer or other disposition of the capital stock of Jara and any merger,

consolidation or sale of all or substantially all of the assets of Jara shall be deemed an assignment requiring JCI's written consent.

        (b)  In the event the parties consent to an assignment of this

Agreement by another, no further assignment shall be made without the express consent in writing pursuant to subsection (a) unless such assignment may otherwise be made without such consent pursuant to the terms of this Agreement. This Agreement shall inure to the benefit of, and be binding upon, the respective successors, heirs, legal representatives or permitted assigns of the parties.
                            ARTICLE 8

                          MISCELLANEOUS

8.1  Right to Make Agreement.

     Each party represents and warrants, with respect to itself,

that neither the execution of this Agreement nor the finalization of the transactions contemplated hereby shall violate any

provision of law or judgment, writ, injunction, order or decree of any court or governmental authority having jurisdiction over it, result in or constitute a breach or default under any

indenture, contract, other commitment or restriction to which it is a party or by which it is bound including its certificate of incorporation and by-laws, or require any consent, vote or

approval which has not been taken, or at the time of the

transaction involved shall not have been given or taken.

8.2  Consents.

     Wherever in this Agreement the consent or approval of a

party is required, such consent or approval, if given, shall be in writing and shall be executed by a duly authorized officer or agent of the party granting such consent or approval.

8.3  Agency.

     The relationship of Jara and the Subsidiaries, on one hand,

and Manager, on the other hand, shall be that of principal and agent, and nothing contained in this Agreement shall be construed to create a partnership or joint venture between them or their successors in interest.  Manager's agency established by this

Agreement is coupled with an interest and may not be terminated by Jara until the expiration of the term of the Agreement.

8.4  Arbitration.

     Any controversy or claim arising out of or relating to this

Agreement, or the breach thereof, shall be settled by arbitration administered by the American Arbitration Association in

accordance with its Commercial Arbitration Rules and judgment on the award rendered by the arbitrator(s) may be entered in any federal or state court of competent jurisdiction sitting within the area comprising the Eastern District of New York, such

arbitration shall take place in New York, and the parties do hereby waive all questions of personal jurisdiction or venue for the purpose of carrying out this provision.  In addition to all other remedies available in the arbitration, the parties shall have the right to seek termination of this Agreement and damages.

8.5  Applicable Law.

     This Agreement shall be construed under and shall be

governed by the laws of the State of New York, without regard to the conflict of laws rules of the State of New York.

8.6  Compliance by the Subsidiaries.

     Jara shall cause the Subsidiaries to operate in compliance with this Agreement and to be managed under this Agreement by

Manager and to comply with this Agreement as if they were parties hereto.  This Section 8.6 shall not be construed to confer any rights upon any third party as a third party beneficiary or

otherwise.

8.7  Headings and Singular Nouns.

     Headings of Articles and Sections are inserted only for

convenience and are in no way to be construed as a limitation on the scope of the particular Articles or Sections to which they refer.  Any pronouns or nouns listed in this Agreement in the singular should be interpreted to be the plural if the context so requires, and vice-versa.

8.8  Notices.

     Notices, statements and other communications to be given

under the terms of this Agreement shall be in writing and

delivered by courier, telegraphed, telexed, telecopied, cabled or sent by certified or registered mail, postage prepaid, return receipt requested.

               To Jara, a Subsidiary or to the Stockholder:

                    Jara Enterprises, Inc.
                    One Ames Court, Suite 205
                    Plainview,  NY 11803
                    Attention: Fred Love, President
                    Telephone: (516) 390-4000
                    Facsimile: (516) 390-4088

               with copies to:

                    Warner & Joselson
                    350 Fifth Avenue, Suite 1229
                    New York, NY  10118
                    Attention:  Jonathon Warner, Esq.
                    Telephone: (212) 564-8000
                    Facsimile: (212) 564-8015

               and:

                    Phillips Nizer Benjamin Krim & Ballon LLP
                    666 Fifth Avenue
                    New York, NY 10103-0089
                    Attention: Eugene M. Kline, Esq.
                    Telephone: (212) 841-0519
                    Facsimile: (212) 262-5152

               To JCI or Manager:

                    Jennifer Convertibles, Inc.
                    419 Crossways Park Drive
                    Woodbury, NY  11797
                    Attention: Harley J. Greenfield,
                    Chief Executive Officer
                    Telephone: (516) 496-1900
                    Facsimile: (516) 496-0008
               with copies to:

                    Mintz, Levin, Cohn, Ferris, Glovsky and Popeo P.C. Chrysler Center
                    666 Third Avenue
                    New York, NY 10017
                    Attention:  Kenneth R. Koch, Esq.
                    Telephone: (212) 935-3000
                    Facsimile: (212) 983-3115

or at such other address as is from time to time designated by the party receiving the notice.  All such notices and

communications shall be effective three (3) days after being deposited in the mail, or when delivered to the telegraph

company, cable company, or overnight courier, as the case may be,

or when sent by telex or telecopier for purposes of establishing that the sending party complied with the applicable time

limitations set forth herein, but shall not be binding on the addressees until actually received.

8.9  Counterparts.

     This Agreement may be executed in one or more counterparts and each of such counterparts shall, for all purposes, be deemed to be an original, but all of such counterparts shall constitute one and the same instrument.

8.10 Entire Agreement.

     This Agreement constitutes the entire agreement between the parties and supersedes all prior understanding and writings, and may be changed only by a writing specifically referring to this

Agreement signed by all of the parties hereto.

8.11 Injunctive Relief.

     Since a breach of the provisions of this Agreement could

not adequately be compensated by money damages, the parties

hereto shall be entitled, in addition to any other right and remedy available to them, to an injunction restraining such breach or a threatened breach, and in either case no bond or other security shall be required in connection therewith, and the undersigned hereby consent to the issuance of such injunction.

     IN WITNESS WHEREOF, the parties hereto have caused this

Agreement to be executed as of the date and year first written above.

                              JARA ENTERPRISES, INC.


                              By: /s/Fred J. Love
                                 Name: Fred J. Love
                                 Title: President


                              JENNIFER ACQUISITION CORP., INC.

                              By:/s/Harley J. Greenfield
                                 Name: Harley J. Greenfield,
                                 Title: Chief Executive Officer



                              JENNIFER CONVERTIBLES, INC.

                              By:/s/Harley J. Greenfield
                                 Name: Harley J. Greenfield,
                                 Title: Chief Executive Officer



                              The undersigned hereby joins in the
                              execution of  this Agreement with
                              respect to Sections 3.3 and 4.2 hereof.


                             /s/Fred J. Love
                             Fred J. Love, an individual

                            EXHIBIT A
             Trademarks, Service Marks, Trade Names,
              Logos, Emblems and Indicia of Origin

Mark:                   Jennifer Convertibles
Owner:                  Jennifer Convertibles, Inc.
Registration No.:       1,267,181
Issue Date:             February 14, 1984
Section 8 and 15
   Affidavits filed:    July 24, 1989

Mark:                   With a Jennifer Sofabed, There's Always a
                        Place to Stay
Owner:                  Jennifer Convertibles, Inc.
Registration No.:       1,699,582
Issue Date:             June 7, 1992
Section 8 and 15
   Affidavits filed:    October 6,1997

Mark:                   Elegant Living
Owner:                  Elegant Living, Inc.
Registration No,:       1,774,761
Issue Date:             June 1, 1993

Mark:                   Jennifer Leather
Owner:                  Jennifer Convertibles Licensing Corp.
Registration No,:       1,949,886
Issue Date:             January 23, 1996

Mark:                   Jennifer House
Owner:                  Jennifer Convertibles, Inc.
Registration No,:       2,070,460
Issue Date:             June 10, 1997

Mark:                   Jenni-Pedic
Owner:                  Jennifer Convertibles, Inc.
Registration No.:       2,056,161
Issue Date:             April 22, 1997

Mark:                   Jennifer Livingrooms (with logo)
Owner:                  Jennifer Convertibles, Inc.
Registration No.:       2,047,946
Issue Date:             March 25, 1997

Mark:                   Jennifer's WorryFree Guarantee
Owner:                  Jennifer Convertibles, Inc.

Registration No.:       2,153,627
Issue Date:             April 28, 1998

Mark:                   Bellissimo Collection
Owner:                  Jennifer Convertibles, Inc.
Registration No.:       2,199,709
Issue Date:             October 27, 1998

Mark:                   Jennifer's E-Z Way Payment Plan
Owner:                  Jennifer Convertibles, Inc.
Registration No.:       75/451509
Issue Date:             March 9, 1999

                            EXHIBIT B

                 EXISTING JCI STORES IN NEW YORK

1.   Jennifer Convertibles, Inc., Grand Concourse (GC)

2.   Jennifer Convertibles, Inc., Staten Island (SI)

3.   Jennifer Convertibles, Inc., Independence Plaza (SIP/CM)

4.   Jennifer Convertibles, Inc., Valley Stream (VS)

5.   Jennifer Convertibles, Inc., Hartsdale Convertibles (Hartsdale)

6.   Jennifer Convertibles, Inc., Nicole Convertibles (Nicole)

                            EXHIBIT C

                      FORM OF SUBSIDIARY'S
                     WRITTEN ACKNOWLEDGMENT
                     (the "Acknowledgment")

     [SUBSIDIARY], a [__________] corporation (the "Company"), hereby acknowledges and agrees that Jennifer Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Jennifer Convertibles, Inc. ("Manager"), shall act as the Company's agent to supervise, direct and manage the sales of its Jennifer Convertibles store[s], located at [______________________________________]. Such appointment of
Manager by the Company shall become effective as of the date hereof.

     Upon the signing of this Acknowledgment, the Company shall be bound by terms and conditions of the Management Agreement dated as of July 6, 2001 among Jara Enterprises, Inc., Jennifer Convertibles, Inc. and Manager, as if it were a party thereto.

     IN WITNESS WHEREOF, the parties hereto have caused this Acknowledgment to be executed as of the [__] day of [________].
                                   [SUBSIDIARY]

                                   By:
                                        [Name]
                                        [Title]
ACCEPTED AND ACKNOWLEDGED:

JENNIFER ACQUISITION CORP., INC.

By:
     Harley J. Greenfield,
     President

JENNIFER CONVERTIBLES, INC.

By:
     Rami Abada,
     President

JARA ENTERPRISES, INC.

By:
     Fred J. Love,
     President

                            EXHIBIT D

                        FORM OF GUARANTY


     This will refer to the Management Agreement among Jennifer Convertibles, Inc., a Delaware corporation ("JCI"), Jennifer Acquisition Corp., a Delaware corporation, and Jara Enterprises Inc., a New York corporation ("Jara") effective as of the date hereof (the "Agreement"). To induce Jara to enter into and perform the Agreement and intending Jara to rely hereon, JCI hereby guarantees to Jara the full and timely performance by Jennifer Acquisition Corp. of all of its obligations under the Agreement. This guaranty shall also run to the benefit of each subsidiary and affiliate of Jara that owns or operates a Jara or Jara/JCI store as defined in the Agreement.

     This guaranty shall not terminate if the Agreement is amended in writing by the parties, but it shall constitute in effect with respect to the Agreement as thus amended. This is a guaranty of payment not collection.

     In the event that Jara Enterprises, Inc. or a subsidiary or affiliate brings any action or proceeding to enforce this guaranty and is the prevailing party, it shall be reimbursed for its expenses relating thereto including litigation and arbitration costs, investigation expenses and reasonable attorneys' fees.

     This guaranty cannot be amended, terminated or discharged orally.

     IN WITNESS WHEREOF, the parties hereto have caused this guaranty to be executed as of the ___ day of _________________, 2001.

                              JENNIFER CONVERTIBLES, INC.


                              By:
                                 Harley J. Greenfield, Chief Executive Officer

ACCEPTED AND ACKNOWLEDGED:

JARA ENTERPRISES, INC.


By:
   Fred J. Love, President

                            EXHIBIT E

     FORM OF ASSET PURCHASE AGREEMENT FOR JARA CLOSED STORES

                        [TO BE ATTACHED]

                            EXHIBIT F

                  FORM OF NEW LICENSE AGREEMENT

     THIS LICENSE AGREEMENT ("Agreement") is made as of this ___

day of _________, ____, between JARA ENTERPRISES, INC., a New

York corporation with its offices at One Ames Court, Suite 205,

Plainview, New York 11803, as licensor ("Jara"), and JENNIFER

CONVERTIBLES, INC., a Delaware corporation with an address at 419

Crossways Park Drive, Woodbury, NY 11797, as licensee ("JCI").

                        W I T N E S S E T H:

     WHEREAS, JCI owns the trademarks "Jennifer Convertibles",

"Jennifer House" and "With a Jennifer Sofabed There's Always A

Place to Stay" and certain other trademarks, service marks, trade names, logos, emblems and indicia of origin used in connection therewith including, without limitation, those set forth in

Exhibit A hereto (all such proprietary marks in existence as of the date hereof or hereafter owned and used by Jara or JCI solely in connection with the Jennifer Convertibles Business (as defined below), collectively, the "Licensed Marks");

     WHEREAS, the name "Jennifer Convertibles" is associated

with retail stores operating under such name specializing in sofabeds, companion pieces and related items (the "Jennifer

Convertibles Business"), and such Jennifer Convertibles stores and goods are identified by means of the Licensed Marks;

     WHEREAS, JCI licensed the right to use and sublicense such

Licensed Marks to Jennifer Convertibles Licensing Corp., a

Delaware corporation and a subsidiary of JCI ("Jennifer

Licensing"), pursuant to the terms of a License Agreement, dated as of October 28, 1993, between JCI, as licensor and Jennifer

Licensing, as licensee (the "Parent License Agreement");

     WHEREAS, Jennifer Licensing licensed the right to use and

sublicense the use of such Licensed Marks in New York State to

Jara pursuant to the terms of a License Agreement, dated as of

October 28, 1993, between Jennifer Licensing, as licensor, and

Jara, as licensee (the "Jennifer Licensing/Jara License

Agreement");

     WHEREAS, Jara licensed back the right to use the Licensed

Marks to JCI in connection solely with the operation by JCI of the six (6) retail store locations in New York (collectively, the

"JCI Existing Stores") identified on Exhibit B hereto (the

"Existing License Agreement");

     WHEREAS, Jara granted JCI an additional license for the

entire State of New York pursuant to Article V of that certain

Management Agreement, dated as of July 6, 2001 (the "Management

Agreement"), between Jara, as licensor, and JCI, as licensee (the

"New York License"); and

     WHEREAS, pursuant to such New York License, Jara agreed to grant this perpetual license to JCI upon the termination of that

New York License to use the Licensed Marks throughout New York

(except in the counties of New York, Bronx, Kings, Queens,

Richmond, Westchester, Nassau, Rockland and Suffolk (the

"Counties")) (the remaining counties of New York being the

"Territory").

     NOW, THEREFORE, in consideration of the premises and mutual covenants contained in this Agreement, Jara, Manager and JCI agree as follows:

     (3)  License.  Jara hereby grants to JCI the sole and exclusive right (the "License") to use the Licensed Marks in the operation of the Jennifer Convertibles Business and to sublicense the use of such Licensed Marks throughout the Territory, upon the term and conditions herein set forth.  The License shall become

effective as of the date hereof.

     (4)  Recognition of Proprietary Rights.

     (a)  Jara recognizes JCI's ownership of the Licensed Marks, JCI's and Jennifer Licensing's exclusive rights to use the Licensed

Marks within of the Territory and the validity of the registration of each of the "Jennifer Convertibles", "Jennifer

House" and "With a Jennifer Sofabed, There's Always a Place to

Stay" marks in the United States Patent and Trademark Office (the

"Trademark Office").  Jara agrees that neither while this

Agreement is in force nor at any time thereafter will it claim any right, title or interest in or to the Licensed Marks, except for any rights it has under the Jennifer Licensing/Jara License

Agreement.  Advertising or other representations by Jara

referring to any Licensed Mark will not impair or endanger JCI's or Jennifer Licensing's ownership of or right to use the Licensed

Marks within the Territory, or the validity of JCI's or Jennifer

Licensing's trademark registrations.

        (b)  Jara and JCI agree to cooperate with each other in the protection of the Licensed Marks by promptly informing each other of any possible encroachments or misuses of any such Licensed

Mark which come to either party's attention.  Jara and JCI agree to promptly notify each other of any pending or threatened

litigation involving any Licensed Mark which comes to either party's attention.

        (c)  JCI hereby reserves all rights to the Licensed Marks except in the Counties.

        (d)  Jara hereby reserves all rights to the Licensed Marks in the

Counties.

        (e)  Jara shall not grant any other license to use, sublicense or franchise any of the Licensed Marks in the Territory.

     (5)  Royalties.

          (a)  JCI shall not be obligated to pay any royalties, fees or other compensation whatsoever for use of the Licensed Marks

pursuant to this Agreement.

        (b)  During the Term (as defined below), JCI shall be entitled to receive any royalties, fees or other compensation earned from sublicensing or franchising the Licensed Marks to others (except to the Jara Stores) within the Territory.

     (6)  Term; Termination.  The term of this Agreement shall

commence on the date of the execution of this Agreement and shall continue in perpetuity ("Term").

     (7)  Representations and Warranties of JCI.  JCI represents and warrants to, and covenants and agrees with, Jara as follows:

          (a)  JCI is a corporation duly organized and existing and in good standing under the laws of the State of Delaware and has the power to own its properties and to carry on its business as now being conducted and as proposed to be conducted.

        (b)  JCI has full power, authority and legal right to execute,

deliver and perform this Agreement and any amendments during the

Term, and the execution, delivery and performance by JCI of this

Agreement have been duly authorized by all necessary action on the part of JCI and do not require any approval or consent of any person or other entity (whether governmental or otherwise);

        (c)  this Agreement has been duly executed and delivered on behalf of JCI by a duly authorized officer thereof and

constitutes a legal, valid and binding obligation of JCI

enforceable in accordance with its terms; and

        (d)  the execution, delivery and performance by JCI of this

Agreement (i) will not violate any provisions of the governing instruments of JCI and (ii) will not violate any provision of,

conflict with, constitute a default under or result in the

creation or imposition of any lien on any of the assets of JCI pursuant to the provisions of any currently effective mortgage,

indenture, contract, agreement or other undertaking to which JCI is a party, or in the creation of any restriction, lien and/or encumbrance on any rights granted hereunder, or which is binding upon JCI or upon any of its assets.

     (8)  Representations and Warranties of Jara.  Jara represents and warrants to, and covenants and agrees with, JCI as follows:

     (f)  Jara is a corporation duly organized and existing and in good standing under the laws of the State of New York and has the power to own its properties and to carry on its business as now being conducted and as proposed to be conducted;

        (g)  Jara has a good and valid license to use and to sublicense each of the Licensed Marks;

        (h)  Jara has full power, authority and legal right to execute,

deliver and perform this Agreement and any amendments during the

Term, and the execution, delivery and performance by Jara of this

Agreement have been duly authorized by all necessary action on the part of Jara and do not require any approval or consent of any person or other entity (whether governmental or otherwise);

        (i)  this Agreement has been duly executed and delivered on behalf of Jara by a duly authorized officer thereof and

constitutes a legal, valid and binding obligation of Jara

enforceable in accordance with its terms;

        (j)  the execution, delivery and performance of this Agreement by

Jara (i) will not violate any provision of the governing

instruments of Jara and (ii) will not violate any provision of,

conflict with, constitute a default under or result in the

creation or imposition of any lien on any of the assets of Jara pursuant to the provisions of any currently effective mortgage,

indenture, contract, agreement or other undertaking to which Jara is a party, or in the creation of any restriction, lien and/or encumbrance on any rights granted hereunder, or which is binding upon Jara or upon any of its assets; and

        (k)  Jara has not granted a license to use any of the Licensed

Marks in the Territory to any person or entity other than to JCI.

     (9)  Binding Effect.  This Agreement and all the provisions hereof shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors and assigns.  Subject to Section 1 hereof, neither party hereto may sell, assign, transfer or otherwise convey any of its

respective rights or delegate any of its respective duties

hereunder without the express written consent of the other party hereto, which consent shall not be unreasonably withheld.  Any attempted sale, assignment, transfer or other conveyance or

delegation in violation of this Section 7 shall be void.

     (10) Arbitration.  Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be

settled by arbitration administered by the American Arbitration

Association in accordance with its Commercial Arbitration Rules and judgment on the award rendered by the arbitrator(s) may be entered in any federal or state court of competent jurisdiction sitting within the area comprising the Eastern District of New

York, and the parties do hereby waive all questions of personal jurisdiction or venue for the purpose of carrying out this

provision.

     (11) Indemnification.

          (a)  The JCI Indemnitors (as defined below) will indemnify and hold harmless the Jara Indemnitees (as defined below) from and against, and pay or reimburse the Jara Indemnitees for, any

claims, including reasonable legal fees and expenses incurred in defending such claims, arising out of or related to the use by

JCI or any JCI sublicensee of the Licensed Marks in the Territory after the date of this Agreement.

        (b)  Jara will indemnify and hold harmless the JCI Indemnitees

(as defined below) from and against, and pay or reimburse the JCI

Indemnitees for, any claims, including reasonable legal fees and expenses incurred in defending such claims, arising out of or related to any breach by Jara of any provision of this Agreement.

        (c)  As used herein, the term "JCI Indemnitors" shall mean JCI,

Jennifer Acquisition Corp., a wholly owned subsidiary of JCI, the other subsidiaries of JCI and Jennifer L.P. III, Jennifer L.P. IV and Jennifer L.P. V., each Delaware limited partnerships.

        (d)  As used herein, the term "Jara Indemnitees" shall mean Jara,

its officers, directors, employees, agents, advisors,

representatives and affiliates.

        (e)  As used herein, the term "JCI Indemnitees" shall mean JCI,

its officers, directors, employees, agents, advisors,

representatives and affiliates.

     (12) Notice.

     Notices, statements and other communications to be given

under the terms of this Agreement shall be in writing and

delivered by courier, telegraphed, telexed, telecopied, cabled or sent by certified or registered mail, postage prepaid, return receipt requested.

     To Jara:                      Jara Enterprises, Inc.
                                   One Ames Court, Suite 205
                                   Plainview,  NY 11803
                                   Attention: Fred Love,
                                   President
                                   Telephone: (516) 390-4000
                                   Facsimile: (516) 390-4088

     with copies to:               Warner & Joselson
                                   350 Fifth Avenue, Suite 1229
                                   New York, NY  10118
                                   Attention:Jonathon Warner,Esq.
                                   Telephone: (212) 564-8000
                                   Facsimile: (212) 564-8015





     and:                          Phillips Nizer Benjamin Krim
                                        and Ballon LLP
                                   666 Fifth Avenue
                                   New York, NY 10103-0089

                                   Attention:Eugene M. Kline, Esq.
                                   Telephone: (212) 841-0519
                                   Facsimile: (212) 262-5152

     To JCI:                       Jennifer Convertibles, Inc.
                                   419 Crossways Park Drive
                                   Woodbury, NY  11797
                                   Attention:Harley J.Greenfield,
                                             Chief Executive Officer
                                   Telephone: (516) 496-1900
                                   Facsimile: (516) 496-0008


     with copies to:               Mintz, Levin, Cohn, Ferris, Glovsky and
                                        Popeo, P.C.
                                   Chrysler Center
                                   666 Third Avenue
                                   New York, NY 10017
                                   Attention:Kenneth R. Koch,Esq.
                                   Telephone: (212) 935-3000
                                   Facsimile: (212) 983-3115

or at such other address as is from time to time designated by the party receiving the notice.  All such notices and

communications shall be effective three (3) days after being deposited in the mail, or when delivered to the telegraph

company, cable company, or overnight courier, as the case may be,

or when sent by telex or telecopier for purposes of establishing that the sending party complied with the applicable time

limitations set forth herein, but shall not be binding on the addressees until actually received.

     (13) Governing Law.  This Agreement shall be construed in

accordance with and governed by the laws of the State of New

York, without regard to the conflict of law rules of the State of

New York.  The parties confer exclusive jurisdiction to the

courts in the State of New York to adjudicate any dispute arising under or by reason of this Agreement.

     (14) Entire Agreement.  This writing constitutes the entire agreement of the parties with respect to the subject matter

hereof and may not be modified, amended or terminated except by a written agreement specifically referring to this Agreement signed by both of the parties.

     (15) Partial Invalidity.  If any provision of this Agreement is for any reason held to be invalid, prohibited or uneforceable in any jurisdiction by a court of competent jurisdiction, such

provision, as to such jurisdiction, shall be ineffective as to the extent of such invalidity, prohibition or unenforceability,

without invalidating the remaining portion of such provision or the other provisions of this Agreement or affecting the validity or enforceability of such provision in any other jurisdiction.

     (16) Counterparts.  This Agreement may be executed in one or more counterparts, each of which shall be deemed an original and

together which shall constitute one and the same instrument.

     (17) Injunctive Relief.  Since a breach of the provisions of this

Agreement could not adequately be compensated by money damages,

the parties hereto shall be entitled, in addition to any other right and remedy available to them, to an injunction restraining such breach or a threatened breach, and in either case no bond or other security shall be required in connection therewith, and the undersigned hereby consent to the issuance of such injunction.

     IN WITNESS WHEREOF, the undersigned, intending to be

legally bound hereby, have duly executed this Agreement as of the date first above written.


                              JENNIFER CONVERTIBLES, INC.



                              By: ______________________________
                                   Name: Harley J. Greenfield
                                   Title: Chief Executive Officer



                              JARA ENTERPRISES, INC.



                              By:_______________________________
                                   Name: Fred J. Love
                                   Title: President

                            EXHIBIT A

             Trademarks, Service Marks, Trade Names,
              Logos, Emblems and Indicia of Origin

Mark:                   Jennifer Convertibles
Owner:                  Jennifer Convertibles, Inc.
Registration No.:       1,267,181
Issue Date:             February 14, 1984
Section 8 and 15
  Affidavits filed:     July 24, 1989

Mark:                   With a Jennifer Sofabed, There's
                        Always a Place to Stay
Owner:                  Jennifer Convertibles, Inc.
Registration No.:       1,699,582
Issue Date:             June 7, 1992
Section 8 and 15
  Affidavits filed:     October 6, 1997

Mark:                   Elegant Living
Owner:                  Elegant Living, Inc.
Registration No.:       1,774,761
Issue Date:             June 1, 1993

Mark:                   Jennifer Leather
Owner:                  Jennifer Convertibles Licensing Corp.
Registration No.:       1,949,886
Issue Date:             January 23, 1996

Mark:                   Jennifer House
Owner:                  Jennifer Convertibles, Inc.
Registration No.:       2,070,460
Issue Date:             June 10, 1997

Mark:                   Jenni-Pedic
Owner:                  Jennifer Convertibles, Inc.
Registration No.:       2,056,161
Issue Date:             April 22, 1997

Mark:                   Jennifer Livingrooms (with logo)
Owner:                  Jennifer Convertibles, Inc.
Registration No.:       2,047,946
Issue Date:             March 25, 1997

Mark:                   Jennifer's WorryFree Guarantee
Owner:                  Jennifer Convertibles, Inc.
Registration No.:       2,153,627
Issue Date:             April 28, 1998

Mark:                   Bellissimo Collection
Owner:                  Jennifer Convertibles, Inc.
Registration No.:       2,199,709
Issue Date:             October 27, 1998

Mark:                   Jennifer's E-Z Way Payment Plan
Owner:                  Jennifer Convertibles, Inc.
Registration No.:       75/451509
Issue Date:             March 9, 1999

                            EXHIBIT B

                       Existing JCI Stores

1.   Jennifer Convertibles, Inc., Grand Concourse (GC)

2.   Jennifer Convertibles, Inc., Staten Island (SI)

3.   Jennifer Convertibles, Inc., Independence Plaza (SIP/CM)

4.   Jennifer Convertibles, Inc., Valley Stream (VS)

5.   Jennifer Convertibles, Inc., Hartsdale Convertibles (Hartsdale)

6.   Jennifer Convertibles, Inc., Nicole Convertibles (Nicole)

              EXHIBIT 10.40:  PURCHASING AGREEMENT

     PURCHASING AGREEMENT, dated as of July 6th, 2001 (the
"Agreement"), between JENNIFER CONVERTIBLES, INC., a Delaware corporation ("JCI"), and JARA ENTERPRISES, INC., a New York corporation (the "Jara").

                      W I T N E S S E T H:

     WHEREAS, JCI owns the trademark "Jennifer Convertibles" and certain other trademarks, service marks, trade names, logos, emblems and indicia of origin used in connection therewith;

     WHEREAS, JCI has licensed the right to use such proprietary marks to Jennifer Convertibles Licensing Corp., a Delaware corporation and a wholly owned subsidiary of JCI ("Licensor");

     WHEREAS, the name "Jennifer Convertibles" is associated with retail stores operating under such name specializing in sofabeds, companion pieces and related items ("Jennifer Convertibles
Stores"), and such Jennifer Convertibles Stores are identified by means of such proprietary marks;

     WHEREAS, pursuant to a Licensing Agreement dated as of October 28, 1993 between Licensor and Jara (such License Agreement, as the same may be amended from time to time, the "License Agreement"), Jara has the exclusive, subject to certain exceptions, right to use the Proprietary Marks (as defined in the License Agreement) in connection with its establishment, operation and license of Jennifer Convertibles Stores within the State of New York;

     WHEREAS, Jara desires to avail itself of JCI's buying ability in purchasing merchandise for its Jennifer Convertibles
Stores; and

     WHEREAS, JCI and Jara have agreed to enter into this Agreement on the terms and subject to the conditions herein set forth to provide for certain purchasing arrangements in connection with the operation of Jennifer Convertibles Stores owned or managed by Jara and its subsidiaries ("Jara Stores").

     NOW, THEREFORE, in consideration of the premises, the mutual covenants and agreements herein set forth and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1.   Definitions.  As used in this Agreement:

     "Accessories" shall mean articles used to accessorize
Jennifer Convertibles Stores.

     "Managed Stores" shall mean Jara Stores managed by Jara.

     "Merchandise" shall mean sofabeds, sofas, loveseats and related articles compatible with the type and quality of merchandise generally sold in Jennifer Convertibles Stores, and Accessories.

     "Pre-purchased Inventory" shall mean Merchandise purchased by JCI or its subsidiaries which is stored at the Warehouse for sale to customers of Jennifer Convertibles Stores and Jara Stores or for sale to such stores for display or use therein.

     "Special Order Merchandise" shall mean Merchandise purchased by JCI or its subsidiaries specifically to fill special orders for customers of Jara Stores or for display or use therein.

     "Warehouse" shall mean warehouses and distribution facilities used to service Jennifer Convertible Stores.

2.   Purchasing.

     (a) Jara, its subsidiaries and the Managed Stores shall purchase from JCI and JCI shall sell to Jara, its subsidiaries and the Managed Stores, Pre-purchased Inventory and Special Order
Merchandise at JCI's cost as invoiced by the supplier for such Pre-purchased Inventory and Special Order Merchandise. In respect of Merchandise purchased by Jara, its subsidiaries and the Managed Stores, Jara shall receive the benefit of any discounts or rebates, including, without limitation, any allowances, offsets, credits, repair and service discounts and rebates, volume related discounts and warehouse handling, truckload or other shipping discounts (other than early payment discounts) (collectively referred to as "Rebates") to the extent such Rebates are refunded or credited to JCI by its suppliers and on a monthly basis JCI shall credit Jara all such Rebates to which Jara is entitled to hereunder against amounts due hereunder.
Such credits shall be applied to payments to be made pursuant to
Section 3 of this Agreement. Jara, its subsidiaries and the Managed Stores shall have no interest in, and shall not be entitled to, any Rebates refunded or credited to JCI by its suppliers and attributable to Merchandise purchased by JCI or any of its subsidiaries or affiliates or partnerships controlled by JCI or any subsidiary of JCI, for sale other than to Jara, its subsidiaries and the Managed Stores, it being acknowledged and agreed that all such Rebates (including early payment discounts) shall be for the sole and exclusive benefit of JCI.

        (b) JCI shall promptly order from its suppliers all Special Order Merchandise which Jara or any of its subsidiaries or Managed Stores requests JCI to so order.

        (c) JCI shall make Pre-purchased Inventory ordered by Jara, or by any of its subsidiaries or Managed Stores available for shipment from the Warehouse to customers of Jara, its subsidiaries and Managed Stores or to Jara Stores, for display or use, as the case may be, on at least as favorable a basis as such Pre-purchased Inventory is made available for shipment to customers of JCI and its licensees.

3. Payment. Jara shall pay JCI (i) for all Pre-purchased Inventory purchased by Jara, its subsidiaries and Managed Stores, within eighty-five (85) days after the end of the fiscal month or period to which the invoice for such amounts relates, and (ii) for all Special Order Merchandise purchased, within eighty-five
(85) days after the end of the fiscal month or period to which the invoice for such amounts relates. Any amount not paid when due or within ten (10) days thereafter shall bear interest at the same rate as JCI would then be charged by Klaussner Furniture

Industries, Inc. if it were overdue on a payment, or if no such overdue rate is currently in effect, then nine percent (9%) per annum. If JCI, for the purpose of purchasing Merchandise, is required by any seller to obtain a letter of credit, then Jara shall contribute its proportionate share (based on the number of Jara Stores as a percentage of all Jennifer Convertibles Stores) of the amount of such letter of credit.

4. Compliance with License Agreement. Licensor shall not be entitled to terminate the License Agreement due solely to any act required or permitted hereunder.

5. Term. The term of this Agreement shall commence on the Effective Date (as defined in Section 8) and, unless sooner terminated pursuant to Section 9, shall terminate upon the earliest of (a) the closing date of the acquisition of certain assets of Jara and certain of its subsidiaries pursuant to the Option Agreement of even date herewith between JCI and Jara, (b) December 31, 2049 and (c) on such date as is determined by an arbitrator acting pursuant to Section 10 of this Agreement.

6.   Representations and Warranties.
     (a)  Jara hereby represents and warrants to JCI as follows:

          (i) Jara is duly incorporated, validly existing and in good standing under the laws of the State of New York and has all requisite corporate power to own, lease and operate its properties and to carry on its business as presently being conducted;

          (ii) Jara has all requisite corporate power and authority to execute, deliver and perform this Agreement and to consummate the transactions contemplated hereby and, assuming the due and valid execution and performance hereof by JCI, this Agreement, when so executed and delivered by Jara, will constitute the legal, valid and binding obligation of Jara, enforceable against Jara in accordance with its terms except as such enforcement may be limited by applicable principles of bankruptcy, insolvency, moratorium or similar laws affecting creditors' rights generally or by principles governing the availability of equitable remedies;

          (iii) except for the Court Approval (as defined in Section
12), no consent, authorization, approval, order, license, certificate or permit of or from, or filing with, any federal, state, local or other governmental authority is required by Jara in connection with the execution, delivery or performance of this Agreement or the consummation of the transactions contemplated hereby, except that nothing herein shall be construed as a representation or warranty that the transactions contemplated hereby do not require compliance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and

          (iv) the execution, delivery and performance of this Agreement by Jara will not violate its certificate of incorporation or bylaws or any law, regulation, order, judgment or decree binding upon it or to which any of its property or assets are subject.

     (b)  JCI hereby represents and warrants to Jara as follows:

          (i) JCI is duly incorporated, validly existing and in good standing under the laws of the State of Delaware and has all requisite corporate power to own, lease and operate its
properties and to carry on its business as presently being
conducted;
                                  3

          (ii) JCI has all requisite corporate power and authority to execute, deliver and perform this Agreement and to consummate the transactions contemplated hereby and, assuming the due and valid execution and performance hereof by Jara, this Agreement, when so executed and delivered by JCI, will constitute the legal, valid and binding obligation of JCI, enforceable against it in accordance with its terms except as such enforcement may be limited by applicable principles of bankruptcy, insolvency, moratorium or similar laws affecting creditors' rights generally or by principles governing the availability of equitable remedies;

          (iii) except for the Court Approval (as defined in Section
12), no consent, authorization, approval, order, license, certificate or permit of or from, or filing with, any federal, state, local or other governmental authority is required by JCI in connection with the execution, delivery or performance of this Agreement or the consummation of the transactions contemplated hereby, except that nothing herein shall be construed as a representation or warranty that the transactions contemplated hereby do not require compliance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and

          (iv) the execution, delivery and performance of this Agreement by JCI will not violate its certificate of incorporation or bylaws or any law, regulation, order, judgment or decree binding upon it or to which any of its property or assets are subject.

7.   Accounting and Records.

     (a) JCI and Jara each agree to maintain in an orderly fashion, during the term of this Agreement, complete and accurate books, records and accounts with respect to the subject matter of this Agreement including, without limitation, documentation relating to the Merchandise (including Pre-Purchased Inventory and Special Order Merchandise) purchased from JCI by Jara, its subsidiaries and the Managed Stores.

     (b) JCI shall preserve and Jara shall preserve and cause each of its subsidiaries to preserve any books, records and accounts with respect to the foregoing for a period of at least five years after they are established.

8.   Effectiveness of this Agreement; Termination of Prior
     Agreement.

     (a) This Agreement shall be deemed effective on the Monday immediately following the first Saturday which is the last day of JCI's and Jara's fiscal month after all of the conditions to Closing have been met (the "Effective Date"). "Closing" for purposes of this Agreement shall mean the conveyance of certain property pursuant to the Warehouse Transition Agreement dated as of even date herewith among JCI, Jennifer Warehousing, Inc., a Delaware corporation and a wholly-owned subsidiary of JCI ("Jennifer Warehousing") and certain subsidiaries of Jara (the "Warehouse Transition Agreement"), as well as the closing of certain related transactions.

     (b) Effective as of the Effective Date, that certain Purchasing Agreement, dated as of December 31, 1993 (the "1993 Purchasing Agreement") between JCI and Jara, as amended, shall be canceled in its entirety and of no further force and effect; provided, however, that, nothing herein shall relieve any party from any obligation or liability existing as of the date of termination or from any liability for the willful breach of any of its representations, warranties, covenants or agreements set forth in such 1993 Purchasing Agreement.

9.   Termination.   This Agreement may be terminated at any time
(a) by mutual agreement of the parties or (b) in the event of a material breach by either party of any provision of this Agreement which is not cured within thirty (30) days, by written notice from the non-breaching party. In the event of termination of this Agreement pursuant to this Section, this Agreement shall become void and of no further force and effect, and the parties shall be released from any and all obligations hereunder, provided, however, that, nothing herein shall relieve any party from any obligation or liability existing as of the date of termination or from any liability for the willful breach of any of its representations, warranties, covenants or agreements set forth in this Agreement.

10. Arbitration. Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration administered by the American Arbitration Association in accordance with its Commercial Arbitration Rules and judgment on the award rendered by the arbitrator(s) may be entered in any federal or state court of competent jurisdiction sitting within the area comprising the Eastern District of New York, and the parties do hereby waive all questions of personal jurisdiction or venue for the purpose of carrying out this provision.

11.  Indemnity.

     (a) Jara shall indemnify and hold harmless JCI and its respective successors, assigns, officers, directors, employees, agents, advisors, representatives and affiliates (collectively, the "JCI Indemnified Parties") from and against any and all loss, cost, liability, damage, injury, claim and expense (including but not limited to reasonable attorneys' fees and disbursements), accruing, and arising out of or in connection with the inaccuracy of any of the representations and warranties or the breach of any covenant or agreement contained herein.

     (b) JCI shall indemnify and hold harmless Jara, and its respective successors, assigns, officers, directors, employees, agents, advisors, representatives and affiliates (collectively, the "JARA Indemnified Parties") from and against any and all loss, cost, liability, damage, injury, claim and expense (including but not limited to reasonable attorneys' fees and disbursements), accruing, and arising out of or in connection with the inaccuracy of any of the representations and warranties or the breach of any covenant or agreement contained herein.

12. Condition to Obligation of Parties. The obligation of the parties to consummate the transactions contemplated by this Agreement shall be subject to the settlement of the derivative actions brought on behalf of JCI against Jara and certain of Jara's current or former officers, directors, shareholders and consultants and the final and non-appealable approval of such settlement by all relevant courts (the "Court Approval").

13.  Miscellaneous

     (a) Neither party may assign its rights or obligations hereunder without the prior written consent of the other party, except that
JCI may subcontract performance of its duties (i) to a wholly-
owned subsidiary thereof, provided, however, that, in the case of
JCI, such subsidiary is performing the services rendered
hereunder for Jennifer Convertibles Stores owned by JCI, its subsidiaries and its licensees, and (ii) in connection with the sale of all the stock of JCI or the sale of all or substantially all of the assets of JCI (including the notes, dated as of even date herewith, payable by Jara) or a merger of JCI, provided, however  that, in the case of an asset sale, the acquiring party shall agree to assume and be bound by this Agreement, the
Warehousing Agreement, dated as of even date herewith, among JCI,
Jara and Jennifer Warehousing (the "Warehousing Agreement") and
the Management Agreement, dated as of even date herewith, among
Jara, JCI, Jennifer Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of JCI and Jara (the "Management
Agreement") and provided, further, however, that JCI shall not assign this Agreement to any party unless such party agrees to be bound by the offset provisions of Section 13(j) as if obligations
owed by JCI to Jara were owed by such party.   This Agreement
shall inure to the benefit of and shall be binding upon the parties hereto and their successors and permitted assigns.

    (b) Any notices, requests, consents and other communications hereunder shall be in writing and shall be delivered by hand or sent by overnight courier or by first-class certified or registered mail, postage prepaid, return receipt requested, (i) if directed to JCI, addressed to Jennifer Convertibles, Inc., 419 Crossways Park Drive, Woodbury, New York 11797, fax no. (516) 496-0008, Attention: Harley J. Greenfield, with copies to Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., The Chrysler
Center, 666 Third Avenue, New York, New York 10017, fax no. (212) 983-3115, Attention: Kenneth R. Koch, Esq. and (ii) if directed to Jara, addressed to Jara Enterprises, Inc., One Ames Court, Plainview, New York 11803, fax no. (516) 390-4088, Attention:
Fred J. Love, with copies to Warner & Joselson, 350 Fifth Avenue, Suite 1229, New York, New York 10118, fax no. (212) 262-5152,
Attention: Jonathon Warner, Esq., and to Phillips Nizer Benjamin Krim & Ballon LLP, 666 Fifth Avenue, New York, NY 10103-0084, fax no. (212) 262-5152, Attention: Eugene M. Kline, Esq. or to such other address as such party may notify each other party in accordance with this clause (b). Notice shall be deemed given
(x) when received, if delivered by hand or by overnight courier,
(y) on the third day following the date the same was deposited in the mail, duly addressed, if sent by first-class mail, or (z) when sent, if sent by facsimile transmission.

       (c) Except as expressly provided to the contrary herein, each section, part, term and/or provision of this Agreement shall be considered severable and if, for any reason, any section, part, term and/or provision herein is determined to be invalid and contrary to, or in conflict with, any existing or future law or regulation of any court or agency having valid jurisdiction, such shall not impair the operation or affect the remaining portions, sections, parts, terms and/or provisions of this Agreement; and the latter will continue to be given full force and effect and bind the parties hereto and such invalid sections, parts, terms and/or provisions shall be deemed not to be part of this Agreement.

      (d) This Agreement and the documents referred to herein constitute the entire, full and complete agreement between JCI and Jara concerning the subject matter hereof and supersede all prior agreements. No amendment, change or variance from this Agreement shall be binding on either party unless in writing and signed by all parties hereto.

       (e) The captions to each section herein are used for convenience only and shall not be considered part of this Agreement, nor used in interpreting the provisions hereof.

       (f) This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without giving effect to the conflict of laws principles thereof.

       (g) This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and together which shall be deemed one instrument.

       (h) Jara shall cause each of its subsidiaries to execute and deliver an agreement pursuant to which such subsidiaries shall agree to be bound by the terms and conditions of this Agreement as if it were an original signatory hereto.

       (i) Nothing in this Agreement, express or implied, is intended to confer on any person not a party hereto (other than subsidiaries of Jara) any rights or remedies by reason of this Agreement.

       (j) If Jara is required to make any payments under its guaranty of the leases related to warehouses transferred to JCI under a Warehouse Transition Agreement, dated as of even date herewith, or if JCI defaults under such leases as to obligations accruing after the date of such transfer and Jara is required to make payments relating thereto under such leases, and if JCI does not reimburse Jara for such payments within 30 days notice of such payments, in addition to its other remedies, Jara shall be entitled to offset against amounts due to JCI hereunder the amount of such payments (to the extent it has not already offset such amount against other obligations due to JCI or its affiliates). In addition, if, during the five years after the date hereof, JCI fails to provide warehousing services to Jara under the Warehousing Agreement for 2.5% (except as provided in Sections 4,5,6 and 7 of such Warehousing Agreement) of Jara
Stores Net Delivered Sales, an amount equal to 5% of such Jara
Stores Net Delivered Sales may be offset against amounts owed by Jara to JCI (to the extent Jara has not already offset such amount against other obligations due to JCI or its affiliates).
If Jara offsets pursuant to this Section, it shall notify JCI of the amount and reason for such offset and identify the obligation it is offsetting against.

     IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.



                                   JENNIFER CONVERTIBLES, INC.


                                   By: /s/Harley J. Greenfield
                                    Name: Harley J. Greenfield

                                    Title: Chief Executive Officer


                                   JARA ENTERPRISES, INC.


                                   By: /s/Fred J. Love
                                         Name: Fred J. Love
                                         Title: President

                                                   EXECUTION COPY


                EXHIBIT 10.41:  OPTION AGREEMENT

     THIS OPTION AGREEMENT (the "Agreement") is made and entered into as of July 6, 2001, by and among JARA ENTERPRISES, INC., a New York corporation ("Jara"), Fred J. Love and JENNIFER
CONVERTIBLES, INC., a Delaware corporation ("JCI").

                            RECITALS:

     WHEREAS, JCI desires to obtain from Jara and Jara desires to grant to JCI, an Option to purchase the Transferred Assets (as defined below).

                           AGREEMENT:

     NOW, THEREFORE, in consideration of the premises and mutual covenants of the parties contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by Jara, the parties hereby agree as follows:

1.   Option.

     1.1 Jara hereby grants JCI or its wholly-owned subsidiary the right and option (sometimes referred to herein as the "Option") to purchase (a) all of the assets and properties (except for those assets and properties expressly excluded in Schedule 1.1 hereto which Jara shall retain and not transfer and the acquiror shall not acquire) of Jara and its subsidiaries primarily used in connection with the business of purchasing, distributing, and selling sofabeds, loveseats, chairs and recliners (the
"Business") through the operation of its 19 wholly-owned retail stores in New York (the "New York Jara Owned Stores"), the wholly-owned Jennifer Short Hills LIC, Inc. and Annapolis Jennifer Inc. stores (together, the "Abada Stores") which Jara has recently purchased from Rami Abada, and the wholly-owned Jennifer Clarkstown, Inc. store (the "Rudzin Store") which Jara has recently purchased from Ronald Rudzin (the New York Jara Owned Stores, the Abada Stores and the Rudzin Store are, collectively, herein referred to as the "Jara Owned Stores"); (b) the computer hardware and software currently leased and licensed to JCI under agreements dated as of even date herewith, all licenses to use trademark and intellectual property granted by JCI or its subsidiaries, and all agreements to manage Jennifer Convertible stores; (c) the shares of stock owned by Jara in Broadway Convertibles, Ltd. (the "Broadway Convertible Shares"); and (d) the shares of stock owned by Jara in Westside Convertibles, Inc. (the "Jara Westside Shares") (the assets of the Jara Owned
Stores, together with the Broadway Convertible Shares and the Jara Westside Shares are herein collectively referred to as the "Transferred Assets"), at the purchase price (the "Purchase
Price") set forth in the Purchase Price Schedule attached as
Schedule 3.01 (c) to the Asset Purchase Agreement (as defined below).

        1.2 Upon the exercise of this Option, Jara, JCI, Jennifer Acquisition Corp. and Fred J. Love, the sole shareholder of Jara, will, and Jara shall cause each of its subsidiaries which own Transferred Assets and Fred J. Love shall cause Sofabed LLC ("Sofabed") to, execute the Asset Purchase Agreement substantially in the form attached as Exhibit A to this Agreement (as updated pursuant to Section 2.2(i) the "Asset Purchase Agreement"). The Asset Purchase Agreement shall be dated as of the date of exercise of this Option.

2.   Representations, Warranties, Covenants and Agreements of Jara.

     2.1 Jara represents and warrants to, as of the date of this Agreement, and as of the date of the Purchase Option Closing Date
(as defined below) and covenants and agrees with, JCI as follows:

          (a) Jara is duly incorporated and validly existing as a corporation in good standing under the laws of New York, with full corporate power and authority to enter into and to perform its obligations under this Agreement and the Asset Purchase
Agreement.

          (b) This Agreement has been duly authorized, executed and delivered by Jara and no further corporate action is required for the consummation of the transactions contemplated hereby.

          (c) As of the date of this Agreement, except for any approvals or consents required under the Hart-Scott-Rodino Antitrust
Improvements Act of 1976, as amended, no consent, approval, authorization or order of any court or governmental agency or body or regulatory agency or body is required for the consummation of the transactions contemplated herein.

          (d)  As of the date of this Agreement, except as set forth in
Schedule 2.1(d) hereto, neither the sale of the Transferred
Assets pursuant to this Option, nor the consummation of any of the transactions herein contemplated nor the fulfillment of the terms hereof will conflict with, result in a breach of, or constitute a default under, the Certificate of Incorporation or By-laws of Jara or its subsidiaries or the terms of any indenture or other agreement or instrument to which Jara or its subsidiaries is a party or by which any of them is bound, or any order or regulation applicable to Jara of any court, regulatory body, administrative agency, governmental body or arbitrator having jurisdiction over Jara or its subsidiaries.

          (e) This Agreement is the legal, valid and binding obligation, enforceable in accordance with its terms, of Jara, subject to applicable bankruptcy, insolvency, moratorium or other similar laws relating to creditors' rights and general principles of equity.

          (f) As of the date of this Agreement, there are no actions or proceedings pending or threatened against Jara or its subsidiaries that would cause this Agreement to be unenforceable against Jara or its subsidiaries in the event of a judgment or settlement adverse to Jara or its subsidiaries.

          (g) Attached hereto as Exhibit B are all the Schedules (the "Schedules") and Exhibits (the "Exhibits") to the Asset Purchase
Agreement completed as if the Asset Purchase Agreement were executed as of the date hereof. The representations and warranties of Jara in the Asset Purchase Agreement, as modified by Exhibit B, are true and correct as of the date hereof.

     2.2 Jara hereby covenants and agrees that it shall, and shall cause its subsidiaries and Sofabed to, comply with the following:

          (a) Jara, its subsidiaries and Sofabed will not sell, assign, transfer, exchange, encumber or otherwise dispose of, or grant any option, warrant, call, put or other right with respect to, or create, incur or permit to exist any indebtedness, lien, encumbrance or security interest with respect to, the Transferred
Assets of Jara, or any part thereof or interest therein, except
(i) for sales of inventory and obsolete items in the ordinary course of business, (ii) in connection with the closing or sale of stores contemplated by the Management Agreement, dated as of the date herewith, among Jara, Jennifer Acquisition Corp. and JCI, (iii) for indebtedness not to exceed the lesser of $3,000,000 or the then Purchase Price, and (iv) for liens, encumbrances or security interests securing debt in any amount not exceeding the lesser of $3,000,000 or the then Purchase
Price.

          (b) Jara shall maintain and make any improvements or repairs necessary to ensure that the Jara Owned Stores (other than Stores which Jara closes or intends to close under the Management
Agreement) remain substantially similar in look and feel to the Jennifer Convertibles stores owned or licensed by JCI (in their current or future state) and shall be responsible for all costs associated therewith, provided that such expenses shall not exceed $25,000 per store and shall not exceed $100,000 in the aggregate in any 12-month period. If Jara fails to maintain the Jara Owned Stores as provided in this subsection, JCI shall have the right to deduct any costs incurred by JCI from the Purchase
Price (as delivered in Section 1.1 above) in order to make the improvements, repairs and/or modifications necessary to bring the Jara Owned Stores into compliance with this subsection.

          (c) Jara, its subsidiaries and Sofabed shall operate in the ordinary course of business, consistent with past practice, provided that nothing contained herein shall preclude them from making distributions of cash or from closing stores under the circumstances contemplated by the Management Agreement, dated as of even date herewith.

          (d) Jara, its subsidiaries, and Sofabed shall permit JCI to participate in negotiations and review drafts of its real estate leases to be entered into after the date hereof and shall not enter into any such leases without the consent of JCI, which shall not be unreasonably withheld or delayed. Jara, its subsidiaries and Sofabed shall use their best efforts to obtain the right to assign any such lease to JCI or its assigns upon the exercise of the Option, but the failure to obtain any such consent shall not be deemed a reason for JCI to withhold its consent to the execution and delivery of such lease.

          (e) Jara, its subsidiaries and Sofabed shall use their best efforts to obtain consents to assignment of existing leases and agreements to JCI or JAC and the parties shall cooperate in seeking to obtain such consents with the goal of having obtained all such consents by the time the Option becomes exercisable.

          (f) Jara shall comply with Section 6.06 of the Asset Purchase Agreement as if it were currently in full force and effect.

          (g) None of Jara, any subsidiary which owns Transferred Assets or Sofabed shall engage in any business other than the ownership and operation of "Jennifer Convertibles" stores until after the closing under the Asset Purchase Agreement.

          (h) Financial Statements. Jara shall furnish or cause to be furnished to JCI, as soon as available, but no later than one hundred and five (105) days after the end of each fiscal year, commencing with the fiscal year ended on the third May 31 after the Court approves the settlement of the currently pending litigation between JCI and Jara, among others, a letter from Marks Shron & Company, LLP, or such other independent accounting firm selected by Jara and reasonably acceptable to JCI ("Jara
Accountants"), to the effect that Jara Accountants have reviewed the results of the operations of the Business as of the end of and for such fiscal year and have taken the steps necessary to prepare an audited combined financial statement of the Business of the Jara Owned Stores (the "Financial Statement") as of the end of and for such fiscal year prepared in accordance with generally accepted accounting principles in the United States consistently applied, together with an unqualified opinion.

     During the first year of the Purchase Option Period (as defined below), JCI may provide to Jara written notice of JCI's intent to exercise the Option substantially in the form of Exhibit C to this Agreement (the "Notice of Intent"). Upon receipt of the Notice of Intent or as soon as practicable thereafter, Jara shall furnish or cause to be furnished to JCI, drafts of the Financial Statement prepared for the fiscal years ended May 31 of each of the first three fiscal years of Jara commencing with the first June 1 after the second anniversary of the Original Closing Date together with a letter (the "Unqualified Opinion Letter") from the Jara Accountants to the effect that, if requested, the Jara Accountants are prepared to deliver an unqualified opinion (provided, however, that qualifications such as a "going concern" qualification or other explanatory paragraphs if appropriate shall be permitted; and, that, any qualifications as to scope, disclaimers and adverse opinions shall not be permitted), prepared in accordance with generally accepted accounting principles in effect as of the date thereof, consistently applied, in respect of each such draft. The Notice of Intent shall not obligate JCI to exercise the Option which can only be exercisable by the Option Notice (as defined below).

     During the Purchase Option Period (as defined below), Jara shall deliver or cause to be delivered to JCI, as soon as available, but in no event later than one hundred and five (105) days after the end of each fiscal year, drafts of the Financial Statement together with the Unqualified Opinion Letter. If during the Purchase Option Period, Jara fails to deliver the draft Financial Statement and the Unqualified Opinion Letter within one hundred and eighty (180) days after the end of each fiscal year, then JCI may retain an independent accounting firm (the "JCI Accountants") reasonably acceptable to Jara as to, among other things, reputation, fees and expenses, to review the results of the operations of the Business of Jara Owned Stores as of the end of and for such fiscal year. The JCI Accountants shall not be an accounting firm hired or engaged by JCI or any of its affiliates to perform services of any kind at any time within the five (5) year period preceding such fiscal year. The fees and expenses of the JCI Accountants shall be borne by Jara.

          (i) On each anniversary of the date of this Agreement, Jara shall provide JCI in writing with any amendments or modifications to the Schedules and Exhibits, such amendments or modifications to be set forth in reasonable and specific detail.

3.   Terms and Exercise of Option.

     This Option may be exercised by JCI by written notice substantially in the form of Exhibit D to this Agreement (the "Option Notice") to Jara received by Jara at any time during the Purchase Option Period. As used herein, the term "Purchase Option Period" means the period from the date which is the first day following the 10th Anniversary Closing Date (as defined below) to the earlier to occur of (i) 7:00 p.m. (New York City time) on the 20th Anniversary Closing Date (as defined below) and
(ii) the Purchase Option Closing Date (as defined below). The "10th Anniversary Closing Date" means the period from the date of the closing of the transactions contemplated by the Warehouse Transition Agreement, dated as of even date herewith (the "Original Closing Date") through the date which is the 10th anniversary of the Original Closing Date. The "20th Anniversary Closing Date" means the date which is the 20th anniversary of the Original Closing Date. The "Purchase Option Closing Date" means the closing date of the transactions contemplated under the Asset Purchase Agreement. Upon notice of exercise, Jara, Sofabed and the subsidiaries which own Transferred Assets shall promptly and in no event later than 30 days following such notice, execute and deliver the Asset Purchase Agreement to JCI. Any Schedules to be completed by Jara shall be completed in reasonable and specific detail within 25 days following such notice and JCI shall not be obligated to execute the Asset Purchase Agreement unless such Schedules are satisfactory to it in form and substance (provided further that if the Schedules have not changed from the Schedules previously provided by Jara hereunder, JCI shall be so obligated). JCI shall execute and deliver to Jara the Asset Purchase Agreement within 30 days of JCI's receipt of the executed Asset Purchase Agreement with all Schedules. All parties shall take such actions and execute such instruments as are reasonably necessary to consummate the transactions contemplated by the Asset Purchase Agreement.

4.   Notices.

     All notices permitted or required hereunder shall be given as follows:

               If to JCI, to it at:

                    419 Crossways Park Drive
                    Woodbury, New York 11797
                    Attention: Harley J. Greenfield, Chief
                    Executive Officer

               With an additional copy to:

                    Mintz, Levin, Cohn, Ferris, Glovsky and
                    Popeo, P.C.
                    The Chrysler Center
                    666 Third Avenue
                    New York, New York 10017
                    Attention: Kenneth R. Koch, Esq.

               If to Jara, to it at:

                    1 Ames Court
                    Plainview, New York 11803
                    Attention: Fred Love, President

               With additional copies to:

                    Warner & Joselson
                    350 Fifth Avenue, Suite 1229
                    New York, New York 10118
                    Attention: Jonathon Warner, Esq.

               And

                    Phillips Nizer Benjamin Krim and Ballon LLP
                    666 Fifth Avenue
                    New York, New York 10103-0084
                    Attention: Eugene M. Kline, Esq.

     All notices shall be given in writing by registered or certified mail, or by telegram, telex or telecopier. Each notice given by mail shall be deemed given on the date the same is deposited in the United States mail. All notices given by telex or telegram shall be deemed given when transmitted to any common carrier. Notices given by telecopier shall be deemed given when received.

5.   Miscellaneous.

          (a) This Agreement shall be governed by the laws of the State of New York.

          (b) Section or paragraph titles or captions are for convenience of reference only and shall not be deemed a part of this Agreement.

          (c) All pronouns shall be deemed to refer to the masculine, feminine or neuter, as the identity of the person referred to may require; the singular imports the plural and vice versa.

          (d) Whenever possible, each part and provision of this Agreement shall be interpreted in such manner as to be valid under applicable law, but if any provision or part thereof shall be held to be unenforceable or invalid, such provision or part shall be ineffective or invalid only to the extent of such unenforceability or invalidity and the remaining provisions or parts of this Agreement shall continue in full force and effect.

          (e) No amendment to this Agreement shall be binding upon the parties unless in writing and signed by each of them.

          (f) This Agreement shall be binding upon the parties hereto and their respective successors and permitted assigns.

          (g) This Agreement is not assignable by the parties hereto, except that JCI may assign this Option and the rights under it to a wholly owned subsidiary or a party which acquires substantially all of JCI's assets.

          (h) This Agreement may be executed in any number of counterparts, each of which shall be an original and all of which together shall constitute a single instrument.

          (i) This Agreement is the sole agreement between JCI and Jara with respect to the subject matter hereof and supersedes all prior agreements between JCI and Jara with respect to such subject matter.

     IN WITNESS WHEREOF, the parties have hereunto set their hands as of the date first above written.

                              JCI:

                              JENNIFER CONVERTIBLES, INC.


                              By:/s/Harley J. Greenfield
                                 Name: Harley J. Greenfield
                                 Title: Chief Executive Officer

                              JARA:

                              JARA ENTERPRISES, INC.


                              By:/s/Fred J. Love
                                 Name: Fred J. Love
                                 Title: President


                              By:/s/Fred J. Love
                                 Fred J. Love

                            EXHIBIT A

                             Form of
                    Asset Purchase Agreement

                         [SEE ATTACHED]

                            EXHIBIT B

                  Schedules and Exhibits to the
                    Asset Purchase Agreement


                         [SEE ATTACHED]

                            EXHIBIT C

                             Form of
                        Notice of Intent


                                                     Date

Jara Enterprises, Inc.

          Re:  Option Agreement ("Option Agreement") dated as of
               July     , 2001, between Jara Enterprises, Inc. and
               Jennifer Convertibles, Inc. ("Jennifer
               Convertibles")
Gentlemen:

     You are hereby notified that pursuant to Section 2 of the Option Agreement, Jennifer Convertibles intends to exercise the Option and is initiating the procedure set forth and defined in
Section 2 of the Option Agreement. Accordingly, please deliver to Jennifer Convertibles drafts of the Financial Statement (as defined in the Option Agreement) prepared for the fiscal years ended on May 31 of each of the first three fiscal years of Jara commencing with the first June 1 after the second anniversary of the Original Closing Date together with the Unqualified Opinion Letter (as defined in the Option Agreement) pursuant to and as required by Section 2.

                                 Very truly yours,


                                 JENNIFER CONVERTIBLES, INC.



                                 By:

                                      Name:
                                      Title:

                           EXHIBIT D
                            Form of
                         Option Notice


                                                     Date

Jara Enterprises, Inc.

          Re:  Option Agreement ("Option Agreement") dated as of
               July     , 2001, between Jara Enterprises, Inc. and
               Jennifer Convertibles, Inc. ("Jennifer
               Convertibles")
Gentlemen:

     You are hereby notified that pursuant to Section 3 of the Option Agreement Jennifer Convertibles hereby exercises the Option set forth and defined in Section 3 of the Option Agreement. Accordingly, please execute and deliver the Asset Purchase Agreement, together with all required Exhibits and Schedules thereto, and otherwise comply with the requirements of the Option Agreement in accordance with the terms and provisions set forth therein.

                              Very truly yours,


                              JENNIFER CONVERTIBLES, INC.


                              By: _____________________________
                                 Name:
                                 Title:

                          SCHEDULE 1.1
                 Excluded Assets and Properties

                         SCHEDULE 2.1(d)
                            Conflicts

                                                  EXECUTION COPY




                EXHIBIT 10.42:  L.P. PURCHASE AGREEMENT

     THIS AGREEMENT is dated as of July 6th, 2001 (the "Agreement") among Jennifer Convertibles, Inc., a Delaware corporation ("JCI"), Jennifer Management III, Ltd. ("Sub I"), Jennifer Management IV Corp. ("Sub II"), and Jennifer Management V Ltd. ("Sub III"), each a Delaware corporation and a wholly-owned subsidiary of JCI (collectively, the "Subs"), and Jara Enterprises, Inc., a New York corporation ("Jara"), which is the sole limited partner of each of Jennifer L.P. III ("LP III"), Jennifer L.P. IV ("LP IV"), and Jennifer L.P. V ("LP V"), each a Delaware limited partnership (collectively, the "Partnerships").

                        W I T N E S S E T H

     WHEREAS, Jara desires to transfer all its right, title and interest (collectively, the "Interests") in the Partnerships to the Subs;

     NOW, THEREFORE, in consideration of the premises and of the representations, warranties, covenants and agreements set forth herein, the parties hereto hereby agree as follows:

                           ARTICLE 1.
                          THE CLOSING

     SECTION 1.1 Closing. Subject to the terms and conditions of this Agreement, the closing (the "Closing") of the transactions contemplated hereby shall take place at the offices of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., The Chrysler
Center, 666 Third Avenue, New York, New York 10117 at 10:00 a.m.
on the Monday immediately following the first Saturday which is the last day of Jara's and JCI's fiscal month after all conditions set forth in the Warehouse Transition Agreement, dated as of even date herewith, shall have been satisfied or waived and shall be effective as of that Saturday. The date upon which the Closing shall occur is referred to herein as the "Closing Date."

                           ARTICLE 2.
          REPRESENTATIONS AND WARRANTIES OF JCI AND SUB

     JCI and Subs jointly and severally represent and warrant to Jara as of the date hereof and at the Closing Date as follows:

     Section 2.1 Existence, Good Standing, Corporate Authority. Each of JCI and the Subs is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation. Each of JCI and the Subs is duly licensed or qualified to do business as a foreign corporation and is in good standing under the laws of each other jurisdiction in which the character of the properties owned or leased by it or in which the transaction of its business makes such qualification necessary.

     Section 2.2 Authorization, Validity and Effect of Agreements. Each of JCI and each Sub has the requisite corporate power and authority to execute and deliver this Agreement and all agreements and documents to be executed and delivered pursuant hereto (the "Related Agreements"). The execution and delivery of this Agreement and the Related Agreements and the consummation by JCI and each Sub of the transactions contemplated hereby have been duly authorized by all requisite corporate action. This Agreement constitutes, and all Related
Agreements to be executed and delivered in connection herewith
(when executed and delivered pursuant hereto for value received) will constitute, the valid and legally binding obligations of JCI and each Sub, enforceable against JCI and each Sub in accordance with their respective terms, subject to applicable bankruptcy, insolvency, moratorium or other similar laws relating to creditors' rights and general principles of equity.

     Section 2.3 No Violation. Neither the execution and delivery by JCI or by each of the Subs of this Agreement or the Related Agreements, nor the consummation by any of them of the transactions contemplated hereby or thereby in accordance with the terms hereof or thereof, will (a) conflict with or result in a breach of any of the provisions of JCI's and the Subs' respective Certificates of Incorporation or Bylaws; (b) violate, conflict with, result in a breach of any provision of, constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, result in the termination, or in a right of termination or cancellation of, accelerate the performance required by, result in the triggering of any payment or other material obligations pursuant to, result in the creation of any lien, security interest, charge or encumbrance upon any of the respective material properties of JCI or of any of the Subs under, or result in being declared void, voidable, or without further binding effect, any of the terms, conditions or provisions of any note, bond, mortgage, indenture, deed of trust or any material license, franchise, permit, lease, contract, agreement or other instrument, commitment or obligation to which JCI or any of the Subs are a party, or by which they or any of their respective properties are bound or affected; (c) contravene or conflict with or constitute a violation of any provisions of any law, regulation, judgment, injunction, order or decree binding upon or applicable to JCI or the Subs; or (e) except as contemplated in Section
5.1(c), require any consent, approval or authorization of, or declaration, of or registration with, any domestic governmental or regulatory authority.

                           ARTICLE 3.
             REPRESENTATIONS AND WARRANTIES OF JARA

     Jara hereby represents to JCI as of the date hereof and the Closing Date, as follows:

     Section 3.1 Authorization, Validity and Effect of Agreements. Jara has the requisite corporate power and authority to execute and deliver this Agreement and the Related Agreements. The execution and delivery of this Agreement and the Related
Agreements and the consummation by Jara of the transactions contemplated hereby have been duly authorized by all requisite corporate action. This Agreement has been duly executed by Jara. This Agreement constitutes, and the Related Agreements
(when executed and delivered pursuant hereto for value received) will constitute, the valid and legally binding obligations of Jara, enforceable against Jara in accordance with their respective terms, subject to applicable bankruptcy, insolvency, moratorium or other similar laws relating to creditors' rights and general principles of equity.

     Section 3.2 No Violation. Neither the execution and delivery by Jara of this Agreement or the Related Agreements, nor the consummation by it of the transactions contemplated hereby or thereby in accordance with the terms hereof or thereof, will (a) conflict with or result in a breach of any provisions of the

Certificate of Incorporation or Bylaws of Jara; (b) violate, conflict with, result in a breach of any provision of, constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, result in the termination, or in a right of termination or cancellation of, accelerate the performance required by, result in the triggering of any payment or other material obligations pursuant to, result in the creation of any lien, security interest, charge or encumbrance upon any of the material properties of Jara under, or result in being declared void, voidable, or without further binding effect, any of the terms, conditions or provisions of any note, bond, mortgage, indenture, deed of trust or any material license, franchise, permit, lease, contract, agreement or other instrument, commitment or obligation to which it is a party, or by which it or any of its properties is bound or affected; (c) contravene or conflict with or constitute a violation of any provisions of any law, regulation, judgment, injunction, order or decree binding upon or applicable to Jara; or (e) except as contemplated in Section 5.1(c), require any consent, approval or authorization of, or declaration, of or registration with, any domestic governmental or regulatory authority.

     Section 3.3 The Interests. At the Closing Date, the Interests (a) in LP III will be transferred by Jara to Sub I,
(b) in LP IV will be transferred by Jara to Sub II and (c) in LP V will be transferred by Jara to Sub III, in each case, free and clear of any liens, claims, encumbrances, options, security interests or other limitations or restrictions on such Sub's title thereto.

     Section 3.4    No Representation as to Condition of Business
Operated by the Partnerships. Nothing herewith shall be construed as any representation or warranty by Jara as to the condition, financial or otherwise, of the business operated by the Partnerships.

                           ARTICLE 4.
                           COVENANTS

     SECTION 4.1    Other Action.

          (a) Subject to the terms and conditions herein provided, JCI, Subs and Jara shall use all reasonable efforts to take, or cause to be taken, all actions and do, or cause to be done, all things necessary, proper or appropriate to consummate the transactions contemplated by this Agreement and the Related Agreements. If, at any time after the Closing Date, any further reasonable action is necessary or desirable to carry out the purpose of this Agreement or the Related Agreements, JCI, Subs and Jara shall take all such necessary action.

          (b) JCI, Subs and Jara shall give any notices to third parties, and use all reasonable efforts to obtain any third party consents, necessary, proper or advisable to consummate the transactions contemplated in this Agreement and the Related
Agreements.

     Section 4.2 Further Action. Each party hereto shall, subject to the fulfillment at or before the Closing Date of each of the conditions of performance set forth herein or the waiver thereof, perform such further acts and execute such documents as may be reasonably required to effect the transactions contemplated hereby and the conveyance of the Interests.

     Section 4.3 Expenses. Whether or not the transactions contemplated hereby are consummated, all costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall, except as otherwise provided herein, be paid by Jara if incurred by Jara, and by JCI if incurred by JCI or a Sub.

     Section 4.4 Survival of Representations and Warranties. All representations, warranties, covenants and agreements herein contained shall survive the execution and delivery hereof and the Closing hereunder.

                           ARTICLE 5.
                           CONDITIONS

     SECTION 5.1    Conditions to Obligations of Jara.  The
obligations of Jara to effect the transactions contemplated hereby (other than as set forth in Section 1.1) shall be subject to the fulfillment at or prior to the Closing Date of the following conditions:

          (a) JCI and each of the Subs shall have performed, in all material respects, all of their agreements contained herein that are required to be performed by them on or prior to the Closing
Date, and Jara shall have received certificate(s) of the Presidents of JCI and of each of the Subs dated the Closing
Date, certifying to such effect.

          (b) The representations and warranties of JCI and the Subs contained in this Agreement shall be true and correct as of the Closing, and Jara shall have received certificate(s) of the Presidents of JCI and of each of the Subs dated the Closing
Date, certifying to such effect.

          (c) The derivative actions brought on behalf of JCI against Jara and certain of Jara's current or former officers, directors, stockholders and consultants shall have been settled in a manner which is mutually satisfactory to JCI and Jara, and such settlements shall have been approved by a court (the "Court
Approval") and such approval shall be final and non-appealable.

     Section 5.2 Conditions to Obligations of JCI and Subs to Effect the Merger. The obligations of JCI and Subs to effect the transactions contemplated hereby shall be subject to the fulfillment at or prior to the Closing Date of the following conditions:

          (a) Jara shall have performed, in all material respects, all of its agreements contained herein that are required to be performed by it on or prior to the Closing Date, and JCI shall have received a certificate of the President of Jara, dated the Closing Date, certifying to such effect.

          (b) The representations and warranties of Jara contained in this Agreement and in any document delivered in connection herewith shall be true and correct as of the Closing, and JCI shall have received a certificate from Jara, dated the Closing
Date, certifying to such effect.

          (c) Jara shall have executed and delivered to each Sub an Assignment and Assumption Agreement in the form of Exhibit A hereto assigning the Interest in each relevant Partnership to the relevant Sub named in Section 3.3.

          (d) The Court Approval shall have been obtained and shall be final and non-appealable.

                           ARTICLE 6.

                          TERMINATION

     SECTION 6.1 Termination. This Agreement may be terminated and the transactions contemplated hereby may be abandoned at any time prior to the Closing Date, whether prior to or after approval by their respective stockholders:

          (a)  By mutual written consent of the parties hereto;

          (b) By written notice from any of the parties hereto to each of the other parties hereto, if a court of competent jurisdiction or a Governmental Entity shall have issued an order, decree or ruling or taken any other action, in each case permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by this Agreement and such order, decree, ruling or other action shall have become final and nonappealable;

          (c) By written notice from JCI to Jara, if Jara fails to perform in all material respects its obligations under this Agreement;

          (d) By written notice from Jara to JCI and the Subs, if JCI or any Sub fails to perform in all material respects its obligations under this Agreement.

     Section 6.2 Effect of Termination. In the event of the termination of this Agreement as provided in Section 6.1 hereof, this Agreement shall forthwith become void and there shall be no further liability on the part of any party hereunder, except as set forth in this Section, Sections 1.1 and 4.3 hereof and
Article VII hereof and except to the extent that such termination results from the willful breach by a party hereto of its representations, warranties, covenants or agreements set forth in this Agreement.

                           ARTICLE 7.
                         INDEMNIFICATION

     SECTION 7.1 Obligation of Jara to Indemnify. Jara shall indemnify, defend and hold harmless JCI and each Sub and their respective assigns from and against any and all loss, cost, liability, damage, injury, claim and expense, including, but not limited to, reasonable attorneys' fees and disbursements ("Losses") arising out of or due to a material breach by Jara of its representations, warranties, covenants or agreements contained herein.

     Section 7.2 Obligations of JCI and the Subs to Indemnify. JCI and each of the Subs shall jointly and severally indemnify, defend and hold harmless Jara and its assigns from and against any Losses arising out of or due to a material breach by JCI or any Sub of its representations, warranties, covenants or agreements contained herein.

     Section 7.3 Notice and Opportunity to Defend. If any party (the "Indemnitee") receives notice of any claim or the commencement of any action or proceeding with respect to which any other party is obligated to provide indemnification (the "Indemnifying Party") pursuant to Section 7.1 or 7.2, the Indemnitee shall promptly give the Indemnifying Party notice thereof; provided, however, that failure to give such notification shall not affect the indemnification provided for hereunder except to the extent that the Indemnifying Party shall have been actually and materially prejudiced as a result of such failure. The Indemnified Party shall have the right to retain counsel of its own choice to represent it, and the Indemnifying Party shall pay the fees, expenses and disbursements of such counsel; and such counsel shall, to the extent consistent with its professional responsibilities, cooperate with the Indemnifying Party and any counsel designated by the Indemnifying Party. The Indemnifying Party shall be liable for any settlement of any claim against the Indemnified Party made with the Indemnifying Party's written consent, which consent shall not be unreasonably withheld. The Indemnifying Party shall not, without the prior written consent of the Indemnified Party, settle or compromise any claim, or permit a default or consent to the entry of any judgment in respect thereof, unless such settlement, compromise or consent includes, as an unconditional term thereof, the giving by the claimant to the Indemnified Party of an unconditional release from all liability in respect of such claim.

                           ARTICLE 8.
                       GENERAL PROVISIONS

     SECTION 8.1 Notices. Any notice required to be given hereunder shall be sufficient if in writing, and sent by facsimile transmission or by courier service (with proof of service), hand delivery or certified or registered mail (return receipt requested and first-class postage prepaid), addressed as follows:

     If to JCI or any Sub:             If to Jara:

     Jennifer Convertibles, Inc.       Jara Enterprises, Inc.
     419 Crossways Park Drive          One Ames Court - Suite 205
     Woodbury, New York 11797          Plainview, New York 11803
     Attn:  Harley J. Greenfield,      Attn: Fred Love, President
            Chief Executive Officer    Fax: (516) 390-4088



     With copies to:             With copies to:

     Mintz, Levin, Cohn,         Warner & Joselson
     Ferris, Glovsky             350 Fifth Avenue
          and Popeo, P.C.        Suite 1229
     The Chrysler Center         New York, New York 10118
     666 Third Avenue            Attn:  Jonathan D. Warner, Esq.
     New York, New York 10017           Fax:  (212) 564-8015
     Fax:  (212) 983-3115
     Attn: Kenneth R. Koch,
     Esq.

                                 and:

                                 Phillips Nizer Benjamin Krim &
                                 Ballon LLP
                                 600 Old Country Road
                                 Garden City, NY  11530
                                 Attn: Louis A. Scarcella, Esq.
                                       And Eugene M. Kline
                                 Fax: (516) 228-9612.

or to such other address as any party shall specify by written notice so given, and such notice shall be deemed to have been delivered as of the date so telecommunicated, personally delivered or mailed.

     Section 8.2 Assignment, Binding Effect. Neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by any of the parties hereto (whether by operation of law or otherwise) without the prior written consent of the other parties. Subject to the preceding sentence, this Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective permitted successors and assigns.

     Section 8.3 Entire Agreement. This Agreement and any documents delivered by the parties pursuant hereto constitute the entire agreement among the parties with respect to the subject matter hereof and supersede all prior agreements and understandings among the parties with respect thereto. No addition to or modification of any provision of this Agreement shall be binding upon any party hereto unless made in writing and signed by all parties hereto.

     Section 8.4 Amendment. This Agreement may not be amended except by an instrument in writing signed on behalf of each of the parties hereto.

     Section 8.5 Governing Law. This Agreement shall be governed by and construed in accordance with the internal laws of the State of New York without regard to its rules regarding conflicts of laws.

     Section 8.6 Counterparts. This Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered shall be an original, but all of which shall together constitute one and the same instrument.

     Section 8.7 Headings. Headings of the Articles and Sections of this Agreement are for the convenience of the parties only and shall be given no substantive or interpretive effect whatsoever.

     Section 8.8 Partnership Liability. The parties acknowledge and agree that, upon consummation of the sale of the Interests contemplated hereby, Jara shall have no liability under the partnership agreements with respect to the Partnerships.

     Section 8.9    Waivers.   The waiver by any party hereto of
compliance by any other party hereto with its obligations hereunder shall not be deemed to constitute a waiver by such party of compliance by such other party with any of such other party's remaining obligations hereunder. The waiver by any party hereto of a breach of any provision hereunder shall not operate or be construed as a waiver of any prior or subsequent breach of the same or any other provision hereunder.

     Section 8.10   Incorporation of Schedules and Exhibits.  The
Schedules and Exhibits attached hereto and referred to herein are hereby incorporated herein by reference and made a part hereof for all purposes as if fully set forth herein.

     Section 8.11 Severability. Any term or provision of this Agreement which is invalid or unenforceable in any jurisdiction shall, as to that jurisdiction, be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the remaining terms and provisions of this Agreement or affecting the validity or enforceability of any of the terms or provisions of this Agreement in any other jurisdiction. If any provision of this Agreement is so broad as to be unenforceable, the provision shall be interpreted to be only so broad as is enforceable.

     Section 8.12 Enforcement of Agreement. The parties hereto agree that irreparable damage would occur in the event that any of the provisions of this Agreement was not performed in accordance with its specific terms or was otherwise breached.
It is accordingly agreed that the parties shall be entitled to seek an injunction or injunctions to prevent breaches of this Agreement and to enforce specifically the terms and provisions hereof, this being in addition to any other remedy to which they are entitled at law or in equity.

     Section 8.13 Final Allocations. Following the Closing, the Subs shall prepare and deliver to Jara all K-1s or other forms, if any, required to be prepared and delivered under the respective partnership agreements of the Partnerships or as a matter of law. If there is any taxable income allocated to Jara in such K-1 and to the extent such taxable income is not treated as a return of capital or basis, then the Partnerships shall make a distribution to Jara in the amount necessary to pay its taxes on such taxable income.

     IN WITNESS WHEREOF, the parties have executed this Agreement and caused the same to be duly delivered on their behalf on the day and year first written above.

                              JENNIFER CONVERTIBLES, INC.

                              By:     /s/Harley J. Greenfield
                                 Name: Harley J. Greenfield
                                 Title: Chief Executive Officer



                              JENNIFER MANAGEMENT III LTD.

                              By:     /s/Harley J. Greenfield
                                 Name: Harley J. Greenfield
                                 Title: Chief Executive Officer



                              JENNIFER MANAGEMENT IV CORP.

                              By:     /s/Harley J. Greenfield
                                 Name: Harley J. Greenfield
                                 Title: Chief Executive Officer



                              JENNIFER MANAGEMENT V LTD.

                              By:     /s/Harley J. Greenfield
                                 Name: Harley J. Greenfeld
                                 Title: Chief Executive Officer



                              JARA ENTERPRISES, INC.

                              By:     /s/Fred J. Love
                                 Name: Fred J. Love
                                 Title: President

                                                  EXECUTION COPY

           ASSIGNMENT OF LIMITED PARTNERSHIP INTEREST

     By this agreement, Jara Enterprises, Inc. ("Assignor"),
hereby assigns its 100% limited partnership interest (the
"Interest") in Jennifer L.P. [    ], a Delaware limited
partnership (the "Partnership"), to Jennifer Management [    ],
Ltd. ("Assignee"").

     Assignor hereby acknowledges receipt of ten ($10.00) dollars and other good and valuable consideration paid by Assignee for the Interest.

     Assignor hereby represents and warrants to the Partnership and Assignee that Assignor is the sole owner of the Interest and has the full power and authority to transfer, assign and sell the Interest as contemplated herein.

     Assignee hereby accepts the Interest and agrees to perform all of its obligations as a 100% limited partner of the Partnership from and after the date hereof.

     The Assignment may be executed in counterparts.

     IN WITNESS WHEREOF, Assignor and Assignee have duly
executed this instrument as of the      day of            , 2001.



                              JARA ENTERPRISES, INC., as
                              Assignor:


                              By:
                                 Name:
                                 Title:

                              JENNIFER MANAGEMENT [   ] LTD.,
                              as Assignee:


                              By:
                                 Name:
                                 Title:

                           EXHIBIT 4A

            EXHIBIT 10.43:  INDEMNIFICATION AGREEMENT

     Jennifer Convertibles, Inc., a Delaware corporation, with

its principal offices at 419 Crossways Park Drive, Woodbury, New

York 11797 (the "Indemnitor") in consideration of and as an

inducement to Jennifer Warehousing, Inc., a New York corporation

("JWI"), Jennifer Convertibles, Inc., a New York corporation

("JCI-NY") and Jennifer-CA Warehouse, Inc., a California

corporation ("JCA") (collectively referred to as "Warehouse

Entities"), Jara Enterprises, Inc. ("Jara") and the guarantors of the Warehouse Leases (the "Guarantors"), and their respective officers, directors, shareholders, agents and employees, all having their principal offices at One Ames Court, Suite 205,

Plainview, New York 11803 (collectively "Indemnitees") to enter into the Warehouse Transition Agreement of even date among the

Indemnitors, the Warehouse Entities and Jara (the "Agreement")

and to consummate the transactions contemplated thereby, does hereby agree as follows:

     1.   Defined Terms.  All capitalized terms not otherwise defined herein shall have the respective meanings assigned to such terms in the Agreement.

     2.   Certain Definitions.  As used in this Agreement:

          (a)  "Environmental Claim" means any investigative, enforcement,

cleanup, removal, containment, remedial or other private,

governmental, or regulatory action at any time threatened,

instituted or completed pursuant to any applicable Environmental

Requirement, against the Warehouse Entities, Jara or the

Guarantors or any of them, or against or with respect to the

Property or any condition, use or activity on the Property

(including any such action against the Indemnitor) and any claim at any time threatened or made by any person against the

Warehouse Entities, Jara or Guarantors or any of them or against or with respect to the Property or any condition, use or activity on the Property (including any such claim against the

Indemnitor), relating to damage, contribution, cost recovery,

compensation, loss or injury resulting from or in any way arising in connection with any Hazardous Material or any Environmental

Requirement.

          (b)  "Environmental Requirement" means any Environmental Law,

agreement or restriction (including but not limited to any

condition or requirement imposed by any lease or insurance or surety company), as the same now exists or may be changed or amended or come into effect in the future, which pertains to health, safety, any Hazardous Material or the environment,

including but not limited to ground, air, water or noise

pollution or contamination, or underground or aboveground tanks.

          (c)  "On" or "in", when used with respect to the Property or any property adjacent to the Property or its neighboring properties means "on, in, under, above, about or attributable to" the

Property.

     3.   Indemnitor unconditionally and irrevocably covenants and

agrees, at its sole cost and expense to pay, defend, indemnify,

protect and save harmless Indemnitees against and from any and all damages, losses, liabilities, obligations, penalties,

interest, claims, litigations, judgments, suits, proceedings,

costs, disbursements and expenses of every kind (including,

without limitation, fees and expenses of consultants,

contractors, experts and laboratories, clean-up and remediation expenses, costs of containment, abatement, monitoring,

restoration and similar work required by any Environmental

Requirement, and reasonable attorneys' fees, disbursements and litigation expenses, whether in law or in equity) that may at any time be imposed upon, incurred by or asserted against Indemnitees or any of them (hereinafter collectively referred to as "Claims")

by reason of, in connection with, or in any way arising from, (a) the obligations arising from and after the date hereof under any

Existing Leases including, but not limited to, the payment of rent, additional rent, taxes, the obtaining of insurance and the performance of repairs and all other covenants under any such

Existing Leases; (b) any claims by the landlord under the San

Leandro Lease for Excess Consideration as defined in the San

Leandro Lease; (c) any disputes with the landlord under any of the North Carolina Lease, the Fontana Lease or the San Leandro

Lease with respect to such landlord's refusal to grant its

consent to an assignment of such Existing Lease to Indemnitor or with respect to the right of such assignment to be consummated without the consent of such landlord; and (d) (i) the presence of

Hazardous Materials on the Property or any seepage, leakage,

spillage, emission, release or discharge of any Hazardous

Material on the Property or any neighboring property or

attributable thereto, either now existing or hereafter occurring,

(ii) any act, omission, event or circumstance now existing or hereafter occurring in connection with the handling, treatment,

containment, removal, storage, decontamination, clean-up or

disposal of any Hazardous Material which is, at any time prior to the Transfer Date present on the Property or thereafter arising and (iii) any violation of Environmental Laws whether arising on or prior to the Transfer Date or thereafter.  Notwithstanding the foregoing, no Indemnitee shall be entitled to any lost profits or any other speculative or consequential damages that may be

incurred by such Indemnitee with respect to the rejection of any

Existing Warehouse Lease.

4.   If any Indemnitee makes any payment, incurs any expense, or suffers any loss as a result of the Indemnitor's failure to

indemnify and defend the Indemnitee against any Claim as provided in Section 3 above, then Jara, in addition to any other remedies it may have, shall be entitled to offset the amount of such

payment or the sums incurred or losses sustained by reason of such failure by the Indemnitor to indemnify the Indemnitee against any Claim, which rights have been assigned to Jara by the

Warehouse Entities and the Guarantors pursuant to the Agreement.

If Jara offsets any Claim pursuant to this Section 4, Jara shall notify the Indemnitor of the amount and the reason for such

offset and identify the obligation Jara is offsetting against.

5.   Upon the Indemnitor's assumption of the defense of a Claim,

the Indemnitees may not thereafter incur attorney's fees or costs in connection therewith, but Indemnitor shall provide the

Indemnitee and its counsel with copies of all documents and

papers drafted or issued in connection with any action, and

reasonable access to Indemnitor's counsel.

6.   Notwithstanding the foregoing, no delay on the part of an

Indemnitee in exercising any right, power or privilege under this

Indemnification Agreement shall operate as a waiver of any such right, power or privilege.

7.   Indemnitor shall have the right to settle or compromise any

Claim, if such settlement or compromise does not adversely affect the Indemnitees.

8.   All notices and demands (collectively called "Notices")

required or permitted to be given hereunder shall be effective and valid only if in writing and delivered by hand, by facsimile or by overnight guaranteed courier or by certified mail, postage prepaid, return receipt requested, and addressed as follows:

If to Indemnitor:              at the address stated above
                               Attention:  Harley J. Greenfield
                               Chief Executive Officer
                               Facsimile: (516) 496-0008

With a copy sent               Mintz Levin Cohn Ferris Glovsky
simultaneously                 and Popeo PC
and in like manner to:         The Chrysler Center
                               666 Third Avenue, 24th Floor
                               New York, New York  10017
                               Attention:  Kenneth R. Koch, Esq.
                               Facsimile (212) 983-3115

If to an Indemnitee:           at the address stated above
                               Attention:  Fred Love, President
                               Facsimile: (516) 390-4064

With a copy sent               Phillips Nizer Benjamin Krim &
simultaneously                 Ballon LLP
and in like manner to:         600 Old Country Road
                               Suite 241
                               Garden City, New York 11530
                               Attention:  Louis A. Scarcella, Esq.
                               Facsimile: (516) 228-9617

Notices shall be sent to such different addresses as may be

specified by notice given pursuant to this paragraph.  Each

Notice shall be deemed given on the same day if delivered by hand, or on the following business day if sent by overnight

delivery, or on the third business day following the date of mailing, or if sent by facsimile transmission upon confirmation.

Failure to accept a Notice does not invalidate the Notice.

     9.   No provision of this Indemnification Agreement may be

amended, waived, discharged or terminated orally, but only by an instrument in writing signed by the party to be charged.

10.  This Indemnification Agreement shall be binding upon

Indemnitor and its successors and assigns and shall inure to the benefit of and be enforceable by Indemnitees and their successors and assigns.

11.  This Indemnification Agreement and the rights and

obligations of the parties hereunder shall in all respects be governed by, and construed and enforced in accordance with, the laws of the State of New York without reference to New York's conflicts of laws rules.  Indemnitor and Indemnitees hereby

irrevocably submit to the non-exclusive jurisdiction of any

appropriate state or Federal court sitting in the State of New

York over any suit, action or proceeding arising out of or

relating to this Indemnification Agreement. So far as is

permitted under applicable law, this consent to personal

jurisdiction shall be self-operative and no further instrument or action, other than service of process as permitted by law, shall be necessary in order to confer jurisdiction upon Indemnitor or

Indemnitee in any such court.

12.  AS A FURTHER INDUCEMENT HEREIN AND IN CONSIDERATION HEREOF,


INDEMNITOR AND INDEMNITEES WAIVE TRIAL BY JURY AND THE RIGHT

THERETO IN ANY ACTION OR PROCEEDING OF ANY KIND OR NATURE,

ARISING ON, UNDER OR BY REASON OF OR RELATING TO, THIS

INDEMNIFICATION AGREEMENT.

13.  If any provision of this Indemnification Agreement shall be unenforceable or invalid, the same shall not affect the remaining provisions of this Indemnification Agreement and to this end the provisions of this Indemnification Agreement are intended to be and shall be severable.

14.  The Indemnitees shall give prompt Notice of any claim,

action or legal notice received by them after proper service of a

Summons and Complaint upon the Indemnitees or any of them. The

Indemnitees will cooperate with Indemnitors, at Indemnitor's expense, in the defense of any Claim at the Indemnitor's expense.

15.  All prior documents, negotiations and discussions among the parties relating to the subject hereof are merged in this

Agreement, which contains their entire understanding and

agreement as to the subject matter hereof and supersedes all prior understandings and agreements relating thereto, whether orally or in writing.  Each party represents and acknowledges that this Agreement is entered into without such party's relying upon any inducements, promises, conditions, statements or

representations, expressed or implied, oral or written, not set forth herein.

          IN WITNESS WHEREOF, Indemnitor has caused this

Indemnification Agreement to be executed this 6th day of July,

2001.

                                JENNIFER CONVERTIBLES, INC.,
                                a Delaware corporation


                                By: /s/Harley J. Greenfield
                                  Name: Harley J. Greenfield
                                  Title: Chief Executive Officer

The undersigned hereby join in the
execution of this Agreement with
respect to paragraphs 11, 12 & 14 hereof.

ACKNOWLEDGED AND
AGREED TO:

JENNIFER WAREHOUSING, INC.,
a New York corporation

By: /s/ Fred J. Love
  Name: Fred J. Love
  Title: President


JENNIFER CONVERTIBLES, INC.,
a New York corporation

By: /s/Fred J. Love
  Name: Fred J. Love
  Title: President


JENNIFER-CA WAREHOUSE, INC.,
a California corporation

By: /s/Fred J. Love
  Name: Fred J. Love
  Title: President


JARA ENTERPRISES, INC.

By: /s/Fred J. Love
  Name: Fred J. Love
  Title: President

                          EXHIBIT 10.44

                   Jennifer Convertibles, Inc.
                    419 Crossways Park Drive
                       Woodbury, NY  11797


                                                     July 6, 2001
Jara Enterprises, Inc.
1 Ames Court
Plainview, New York 11803

Gentlemen:

     Reference is made to the Interim Operating Agreement, the Omnibus Agreement and the Definitive Agreements referred to therein and attached hereto. The parties acknowledge and agree that the Omnibus Agreement and the Definitive Agreements (but not the Interim Operating Agreement) are being executed and delivered by Jennifer Convertibles, Inc. ("JCI") subject to receipt by JCI of a fairness opinion or valuation in form and substance satisfactory to JCI's Board of Directors and revisions to the Settlement Agreement in form and substance satisfactory to JCI's Board of Directors and you. In the event that such conditions are not met, the Interim Operating Agreement shall continue in effect.

     Please acknowledge your agreement with the foregoing by signing the enclosed copy of this letter and returning it to me.


                                   Very truly yours,

                                   Jennifer Convertibles, Inc.


                                   By: /s/Harley J. Greenfield
                                   Name: Harley J. Greenfield
                                   Title: Chief Executive Officer


Accepted and Agreed To:


Jara Enterprises, Inc.

By: /s/Fred J. Love
       Name: Fred J. Love
       Title: President

                                                   EXECUTION COPY


                    EXHIBIT 10.45:  AGREEMENT

     THIS AGREEMENT is made as of July 6, 2001 by and among Harley J. Greenfield, an individual having an address of c/o Jennifer Convertibles, Inc., 419 Crossways Park Drive, Woodbury, NY 11797 ("Greenfield"), Edward B. Seidner, an individual having an address of c/o Jennifer Convertibles, Inc., 419 Crossways Park Drive, Woodbury, NY 11797 ("Seidner"), and Jennifer Convertibles, Inc., a Delaware corporation ("JCI").

                      W I T N E S S E T H:

     WHEREAS, there are various disputes outstanding between JCI and Jara Enterprises, Inc. ("Jara"), including, without limitation, three (3) derivative actions known as Okun v.
Ferrara, Massimi v. Greenfield and Orbanes v. Greenfield
(together with any other litigation that has been or may be commenced asserting similar claims against JCI, Jara and their respective officers, directors, employees, accountants, consultants and/or representatives, the "Disputes");

     WHEREAS, as part of the settlement of the Disputes, the JCI and Jara have agreed to execute, deliver and perform certain agreements which are attached to the Omnibus Agreement dated the date hereof as exhibits (together with the Omnibus Agreement, the "Definitive Agreements"); and

     WHEREAS, in order to induce JCI to enter into the Definitive Agreements Greenfield and Seidner have agreed to pay to JCI a portion of certain contingent amounts that may become payable by JCI to Jara pursuant to the terms of the Management Agreement and License (the "Management Agreement"), which is one of the Definitive Agreements.

     NOW, THEREFORE, in consideration of the premises and of the covenants and agreements set forth herein, and other good and valuable consideration, the mutual receipt and sufficiency of which are hereby acknowledged, the parties hereby agree to the foregoing and as follows:

1.   Promise to Pay.

     Greenfield and Seidner, jointly but not severally, hereby absolutely and unconditionally promise to pay to JCI the following:

     Each of Greenfield and Seidner agree to pay to JCI an amount equal to $.165 times the aggregate amount of any (i) Additional Reduction (as defined in Section 1.11 of the Management Agreement) actually given by JCI to Jara and (ii) shortfall payment actually paid by JCI to Jara as contemplated in Section 2.1(c) of the Management Agreement, which Additional Reduction or shortfall payment is attributable to Jara Net Sales (as defined in the Management Agreement) of less than $26,640,000; provided, however, neither Greenfield nor Seidner will be required to pay more than an aggregate of $150,000 during any applicable 12-
month period.   No amounts shall be due and payable hereunder
until sixty (60) days after Greenfield and Seidner receive written notice from JCI, which written notice requests payment of such amounts and sets forth the calculation of the same in detail reasonably satisfactory to Greenfield and Seidner.

     The foregoing shall be effective as of the date hereof as contemplated by the terms of the Interim Operating Agreement dated the date hereof by and between JCI and Jara.

2.   Entire Agreement.

     This Agreement and any documents delivered by the parties in connection herewith constitute the entire agreement among the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, oral or written, with respect to all such matters. No addition to or modification of any provision of this Agreement shall be binding upon any party hereto unless made in writing and signed by all parties hereto.

3.   Governing Law.

     This Agreement shall be governed by the law of the State of New York, without regard to principles of conflicts of law.

4.   Counterparts.

     This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same agreement.

5.   Notices.

     Any notice required to be given hereunder shall be sufficient if in writing, and sent by facsimile transmission or by courier service (with proof of service), hand delivery or certified or registered mail (return receipt requested and first-class postage prepaid), addressed as follows:

               To JCI:

                    Jennifer Convertibles, Inc.
                    419 Crossways Park Drive
                    Woodbury, NY  11797
                    Attention: Harley J. Greenfield, Chief
                    Executive Officer
                    Telephone: (516) 496-1900
                    Facsimile: (516) 496-0008

               with copies to:

                    Mintz, Levin, Cohn, Ferris, Glovsky and Popeo P.C. Chrysler Center
                    666 Third Avenue
                    New York, NY 10017
                    Attention:  Kenneth R. Koch, Esq.
                    Telephone: (212) 935-3000
                    Facsimile: (212) 983-3115

               To Greenfield or Seidner:

                    at the addresses set forth above

or to such other address as any party shall specify by written notice so given, and such notice shall be deemed to have been delivered as of the date so telecommunicated, personally delivered or mailed.

6.   Headings.

     Headings included in this Agreement are for the convenience of the parties only and shall be given no substantive or interpretive effect whatsoever.

7.   Interpretation.

     In this Agreement, unless the context otherwise requires, words describing the singular number shall include the plural and vice versa, and words denoting any gender shall include all genders and words denoting natural persons shall include corporations and partnerships and vice versa.

8.   Waivers.

     Except as provided in this Agreement, no action taken pursuant to this Agreement, including, without limitation, any investigation by or on behalf of any party, shall be deemed to constitute a waiver by the party taking such action of compliance with any representations, warranties, covenants or agreements contained in this Agreement. The waiver by any party hereto of a breach of any provision hereunder shall not operate or be construed as a waiver of any prior or subsequent breach of the same or any other provision hereunder.

9.   Severability.

     Any term or provision of this Agreement which is invalid or unenforceable in any jurisdiction shall, as to that jurisdiction, be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the remaining terms and provisions of this Agreement or affecting the validity or enforceability of any of the terms or provisions of this Agreement in any other jurisdiction. If any provision of this Agreement is so broad as to be unenforceable, the provision shall be interpreted to be only so broad as is enforceable.

10.  Enforcement of Agreement.

     The parties hereto agree that irreparable damage would occur in the event that any of the provisions of this Agreement was not performed in accordance with its specific terms or was otherwise breached. It is accordingly agreed that the parties shall be entitled to seek an injunction or injunctions to prevent breaches of this Agreement and to enforce specifically the terms and provisions hereof, this being in addition to any other remedy to which they are entitled at law or in equity.

     IN WITNESS WHEREOF, the parties have executed this Agreement and caused the same to be duly delivered on their behalf on the day and year first written above.




                              /s/  Harley J. Greenfield
                                   Harley J. Greenfield, an
                                   individual




                              /s/  Edward B. Seidner
                                   Edward B. Seidner, an
                                   individual



                              JENNIFER CONVERTIBLES, INC.


                              By:  /s/ Harley J.G reenfield
                                 Name: Harley J. Greenfield
                                 Title: Chief Executive Officer