Form 10-K
period 2001-08-25
JENNIFER CONVERTIBLES INC
filed 2001-11-23
CIK 806817

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                 Commission File number 1-9681
August 25, 2001

                      JENNIFER CONVERTIBLES, INC.
        (Exact name of registrant as specified in its charter)

        Delaware                                    11-2824646
    (State or other                              (I.R.S. Employer
      jurisdiction                             Identification No.)
  of incorporation or
     organization)

419 Crossways Park Drive                               5712
Woodbury, New York 11797                        (Primary Standard
 (Address of principal                              Industrial
   executive office)                           classification Code
                                                     Number)

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

                           Yes X          No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

   Aggregate market value of voting stock held by non-affiliates of registrant as of November 13, 2001: $9,696,899.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Shares of common stock outstanding as of November 13, 2001:
5,704,058.

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

                 DOCUMENTS INCORPORATED BY REFERENCE:
                                 NONE

                               PART I

Item 1.   Business.

   Unless otherwise set forth herein, when we use the term `we' or any derivation thereof, we mean Jennifer Convertibles Inc., a Delaware corporation, and its direct or indirect subsidiaries.

Business Overview

   We are the owner and licensor of the largest group of sofabed specialty retail stores in the United States, with stores located throughout the Eastern seaboard, in the Midwest, on the West Coast and in the Southwest. As of August 25, 2001, our stores include 171 Jennifer Convertibles stores and 17 Jennifer Leather stores. Of these 188 stores, we owned 112 and licensed 76, including 28 owned or operated by a related private company.

   Jennifer Convertibles stores specialize in the retail sale of a complete line of sofabeds. Additionally, we sell sofas and companion pieces, such as loveseats, chairs and recliners, in both fabric and leather, designed and priced to appeal to a broad range of consumers. The sofabeds and companion pieces are made by several manufacturers and range from high-end merchandise to relatively inexpensive models. We are the largest dealer of Sealy sofabeds in the United States. The private label Jennifer Leather stores specialize in the retail sale of leather living room furniture. We display merchandise in attractively decorated settings designed to show the merchandise as it would appear in the customer's home. In order to generate sales, our licensees and we rely on the attractive image of the stores, competitive pricing, prompt delivery and extensive advertising.

   We believe that the image presented by our stores is an important factor in our overall marketing strategy. Accordingly, stores are designed to display our merchandise in attractive settings. All of our stores are of a similar clearly-defined style, are designed as showrooms for the merchandise and are carpeted, well-lighted and well-maintained. Inventories for delivery are maintained in separate warehouses. We display a variety of sofabeds and companion pieces at each Jennifer Convertibles retail location with cocktail tables and other accessories. In contrast to certain of our competitors that primarily target particular segments of the market, we attempt to attract customers covering the broadest socioeconomic range of the market and, accordingly, offer a complete line of sofabeds made by a number of manufacturers in a variety of styles at prices currently ranging from approximately $299 to $2,200. The Jennifer Leather stores similarly offer a complete line of leather living room furniture in a variety of styles and colors at prices currently ranging from approximately $599 to $5,000. We also generally feature attractive price incentives to promote the purchase of merchandise. In addition to offering merchandise by brand name manufacturers, we offer merchandise at our Jennifer Convertibles and Jennifer Leather stores under the private label "Bellissimo Collection " brand name for leather merchandise.

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

   A related private company operates 28 Jennifer Convertibles stores, 25 of which it owns and three of which it licenses or manages. We do not own or collect any royalties from the 25 private company owned stores which are located in New York. However, the private company operates these stores in substantially the same way as we operate our stores and we are currently managing certain aspects of such stores. The private company is owned by Fred Love (Jerry Silverman, as Trustee), an individual who is currently one of our principal stockholders and formerly was one of our directors. Mr. Love is also the brother-in-law of Harley J. Greenfield, our Chairman of the Board, Chief Executive Officer, director and principal stockholder. See "Notes to Consolidated Financial Statements Footnote - Related Party Transactions" and "Certain Relationships and Related Transactions."

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

   In fiscal 2001, we opened 12 new stores. We did not close any stores in fiscal 2001 although we will selectively close stores where the economics so dictate. We plan to open additional stores when attractive opportunities present themselves. We anticipate opening approximately 7 to 10 additional stores and not closing any stores during the fiscal year 2002.

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

   During the fiscal year ended August 25, 2001, we purchased approximately 71% of our merchandise from Klaussner. Leather furniture is purchased primarily from Klaussner, Nicoletti, Natale, Natuzzi and Ashley. The loss of Klaussner as a supplier could have a material adverse effect on our operations and on our financial well-being. In March 1996, as part of a series of transactions with Klaussner, we, among other things, granted Klaussner a security interest in substantially all of our assets in exchange for improved credit terms under a credit and security agreement with Klaussner. In addition, in December 1997, Klaussner purchased $5,000,000 of our convertible preferred stock. In fiscal 1999, 2000, and 2001, Klaussner gave us certain vendor credits for repairs. In addition, in December 1999, Klaussner agreed to loan us $150,000 per store to fund the addition of up to 10 new stores, which as of November 15, 2001, we have not drawn on. Any such loans are subject to acceleration if we do not purchase at least 50% of our upholstered furniture by dollar volume from Klaussner. See "Certain Relationships and Related Transactions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed description of these transactions, Klaussner's $5,000,000 investment and other transactions with Klaussner.

Licensing Arrangements

   The stores we license include certain limited partnership licensees whose accounts are included in our consolidated financial statements which we refer to in this report as our "LP's". If the proposed settlement of our derivative litigation becomes effective, we will, as part of the settlement, acquire the limited partnership interests in the LPs and they will become our wholly-owned subsidiaries. For a description of the proposed settlement see "Certain Relationships and Related Transactions". Our arrangements with our licensees typically involve providing the licensee with a license bearing a royalty of 5% of sales, to use the name Jennifer Convertibles . Our existing licensing arrangements are not uniform and vary from licensee to licensee. Generally, however, we either manage the licensed stores or, if the licensee is a partnership, have a subsidiary act as general partner of such partnership, in each case, for 1% of the licensee's profits. The arrangements generally have a term ranging between 10 and 20 years and may include options on the licensee's part to extend the license for additional periods. These arrangements may also involve the grant of exclusivity as to defined territories. In some cases, we also have an option to purchase the licensee or the licensed stores for a price based on an established formula or valuation method.
Investors in certain licensees have, in certain circumstances, including a change of control in our ownership, the right to put their investments to us for a price based upon an established formula or valuation method. We purchase merchandise for the licensees and provide other services to them.

Warehousing and Related Services

   We currently utilize the warehousing and distribution facilities leased by the private company, consisting of a warehouse facility in North Carolina, and satellite warehouse facilities in New Jersey and California. These warehouse facilities service our owned and licensed stores and the private company's stores. Pursuant to the proposed settlement agreement with the private company, we will acquire the warehouse assets and provide purchasing services to the private company. Pursuant to an Interim Operating Agreement, we are operating in many respects, including warehousing, as if the settlement agreements were in effect.

   Prior to the execution of the Interim Operating Agreement, we paid the private company a monthly warehouse fee equal to 5% of the retail selling price of all merchandise delivered from the warehouse facilities to customers of our owned stores, except for stores opened subsequent to July 1, 1999, which are not charged the 5% fee. Such fee included 5% of the retail selling price of any related services such as fabric protection, provided in connection with such merchandise. In addition, the private company separately contracted with our licensees to provide warehousing and handling services for licensed stores for a fee equal to 5% of the retail price of merchandise delivered to the licensees' customers and on other terms substantially similar to those set forth under the warehousing agreement.

   Also prior to July 2001, the private company provided to us a number of other services, including fabric protection and warranty services. In addition to the fee for warehousing, we paid the private company a portion, which is approximately one-third, of fabric protection revenues from our customers except for such revenues from customers of stores opened subsequent to July 1, 1999, of which we retained 100%.

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

   The material terms of the settlement agreements as it relates to warehousing and related services are as follows:

   Pursuant to a Warehouse Transition Agreement, the private company will transfer the assets related to the warehouse system currently operated by the private company to us and we will become responsible for the leases and other costs of operating the warehouse. Pursuant to computer hardware and software agreements, we will also assume control of, and responsibility for, the computer system used in the operations of the warehouse systems and stores while permitting the private company access to necessary services. Pursuant to a Warehousing Agreement, we will be obligated to provide warehouse services to the private company of substantially the type and quality it provided to us. During the first five years of the agreement, we will receive a fee of 2.5% on the net sales price of goods sold by the private company up to $27,640,000 of sales and 5% on net sales over $27,640,000. After five years, we will receive a fee of 7.5% of all net sales by the private company. In addition, during the full term of the agreement, we will receive a fee for fabric protection and warranty services at the rate we were being charged, subject to increase for documented cost increases. We are also obligated to pay the private company specified amounts based on decreases in its sales levels. Pursuant to the Interim Operating Agreement, the parties are operating as if the above mentioned settlement agreements were in effect as of May 27, 2001. See "Certain Relationships and Related Transactions" for a more complete description of the proposed settlement and the Interim Operating Agreement.

Trademarks

   The trademarks Jennifer Convertibles , Jennifer Leather , Jennifer House , With a Jennifer Sofabed, There's Always a Place to Stay , Jenni-Pedic , Elegant Living , Jennifer's Worryfree Guarantee , Jennifer Living Rooms , Bellissimo Collection , Jennifer Sofas , and Jennifer Leather (and Design) are registered with the U.S. Patent and Trademark Office and are now owned by us. The private company, as licensee, was granted a perpetual royalty-free license to use and sublicense these proprietary marks (other than the ones related to Jennifer Leather) in the State of New York, subject to certain exceptions, including nine stores currently owned by us and operating in New York and two more which the private company agreed we may open on a royalty-free basis. Pursuant to the Interim Operating Agreement, we now have the right to open an unlimited number of stores in New York for a royalty of $400,000 per year.
See "Certain Relationships and Related Transactions."

Employees

   As of August 25, 2001, we employed 458 people, including five executive officers. We train personnel to meet our expansion needs by having our most effective managers and salespersons train others and evaluate their progress and potential for us. We believe that our employee relations are satisfactory. None of our employees are represented by a collective bargaining unit. We have never experienced a strike or other material labor dispute.

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

   As of August 25, 2001, the LP's and we lease all of our store locations pursuant to leases which expire between 2001 and 2016. During fiscal 2002, 21 leases will expire, although we, as the lessee, have the option to renew 14 of such leases. We anticipate remaining in most, if not all at these locations, subject, in the case of the seven leases that expire, to negotiating acceptable renewals with the landlord. The leases are usually for a base term of at least five years. For additional information concerning the leases, see Note 9 of "Notes to Consolidated Financial Statements."

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

   As described under the heading "Certain Relationships and Related Transactions", on July 6, 2001, the private company and we entered into a series of agreements designed to settle the derivative action among the private company, certain of our current and former officers and directors and former accounting firms and us. Effectiveness of the agreements is subject to certain conditions, including court approval and receipt by us of a fairness opinion or appraisal. We also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval. However, there can be no assurance that the court will approve the settlement or that a settlement will occur on the terms described under such heading.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

   Not Applicable.

                               PART II

Item 5.   Market For Registrant's Common Equity and Related
      Stockholder Matters.

   The principal market for our common stock during the two fiscal years ended August 25, 2001 was the Nasdaq Bulletin Board. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of our common stock on the Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                        High       Low
Fiscal Year 2000:
1st Quarter             $2.19      $1.50
2nd Quarter              2.56       2.00
3rd Quarter              2.50       2.00
4th Quarter              2.50       2.00

                         High       Low
Fiscal Year 2001:
1st Quarter             $2.50      $2.13
2nd Quarter              3.00       1.88
3rd Quarter              2.19       1.90
4th Quarter              2.20       1.80

   As of November 13, 2001, there were approximately 204 holders of record and approximately 1,510 beneficial owners of our common stock. On November 13, 2001, the closing bid and asked prices of the common stock as reported on the NASDAQ Bulletin Board were $1.70 and $1.70, respectively.

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

Item 6. Selected Financial Data

The following table presents certain selected financial data for Jennifer
Convertibles, Inc. and subsidiaries
                                                      (in thousands,except share data)
Operations Data:                           Year        Year       Year         Year         Year
                                           Ended       Ended      Ended        Ended        Ended
                                           8/25/2001   8/26/2000  8/28/1999    8/29/1998  8/30/1997

Net sales                                   $129,065    $123,713   $109,284     $111,541    $97,789

Cost of sales, including store occupancy,
       warehousing, delivery and fabric       83,289      78,323     71,607       74,054     67,114
       protection
Selling, general and administrative           39,850      38,645     35,890       35,984     32,904
expenses
Depreciation and amortization                  1,854       1,691      1,668        1,727      1,840
(Recovery) provision for losses on amounts
due from Private Company                           0         107       (42)         (196)      (426)
Loss  (income) from store closings              (80)          10        (9)          355         55
                                             124,913     118,776    109,114      111,924    101,487

Operating income (loss)                        4,152       4,937        170         (383)    (3,698)
Other income (expense):
Royalty income (expense), net                  (166)         259        388          386        374
Interest income                                  466         358        171          108         67
Interest expense                                (83)        (82)      (106)         (172)       (28)
Other income, net                                  8         112        150          271        319
                                                 225         647        603          593        732

Income (loss) before income taxes              4,377       5,584        773          210     (2,966)

Income taxes                                     291         804        403          120         95

Net income (loss)                             $4,086      $4,780       $370          $90    ($3,061)

Basic income (loss) per share                  $0.72       $0.84      $0.06        $0.02     ($0.54)

Diluted income (loss) per share                $0.57       $0.66      $0.05        $0.01     ($0.54)

Weighted average common shares outstanding
       Basic income (loss) per share       5,704,058   5,704,058  5,701,559    5,700,725  5,700,725


Effect of potential common shares
issuances:
       Stock options                          51,378      63,300     22,077       32,641      -
       Convertible preferred stock         1,443,164   1,443,164  1,430,722    1,068,375      -


Weighted average common shares outstanding
       diluted income (loss) per share     7,198,600   7,210,522  7,154,358    6,801,741  5,700,725

Cash Dividends                                 -           -          -           -          -

Store data:                                8/25/2001   8/26/2000  8/28/1999    8/29/1998  8/30/1997

Company-owned stores open
       at the end of period                      112         102         84           82         84
Consolidated licensed stores open
       at the end of period                       48          46         62           62         63
Licensed stores not consolidated
       open at end of period                       3           3          9           11         11
Total stores open at end of period               163         151        155          155        158

Balance Sheet Date:                        8/25/2001   8/26/2000  8/28/1999    8/29/1998  8/30/1997
Working capital (deficiency)                 ($2,130)    ($6,445)  ($10,581)    ($11,110)  ($17,258)

Total assets                                  36,650      30,992     26,145       24,099     22,998
Long-term obligations                              0           0         63           49        421
Total liabilities                             35,820      34,248     34,181       32,547     36,365
Retained earnings (Capital deficiency)           830      (3,256)    (8,036)      (8,448)   (13,367)

Retained earnings (Capital deficiency) per     $0.15      ($0.57)    ($1.41)      ($1.48)    ($2.34)
share

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

   In July 2001, we entered into proposed settlement agreements and an Interim Operating Agreement with the private company which significantly affects the way we operate with the private company. The results discussed below include approximately three months of operations under such Agreement.

Results of Operations

Fiscal year ended August 25, 2001 compared to fiscal year ended August 26, 2000:

   Net sales increased by 4.3% to $129,065,000 for the fiscal year ended August 25, 2001 as compared to $123,713,000 for the fiscal year ended August 26, 2000. Comparable store sales (sales at those stores open for the full year in the current and prior fiscal year) decreased by 4.3%. We opened 12 stores during the fiscal year ended August 25, 2001 whose total sales were $4,757,000. Sales have been adversely effected by a slowdown in consumer spending and a decrease in consumer confidence in the U.S. economy.

   Cost of sales increased to $83,289,000 for the fiscal year ended August 25, 2001 from $78,323,000 for the fiscal year ended August 26, 2000. Cost of sales as a percentage of sales was 64.5% in fiscal 2001, which increased 1.2% from 63.3% in the prior year. The increase is primarily attributable to occupancy costs increasing as a percentage of sales.

   Included in cost of sales are charges from the private company for warehouse expenses of $3,338,000, fabric protection services of $1,638,000 and freight of $0. This compared with $4,112,000, $2,300,000 and $1,282,000, respectively, in the previous year. We had been paying the private company for freight charges based quoted freight rates for arranging delivery of our merchandise up until April 2000 at which time we assumed responsibility for freight. Under the Interim Operating Agreement which went into effect May 27, 2001, we are no longer charged for warehousing fees and fabric protection by the private company, but instead provide such service to the private company and charge it fees. We also bear the expenses of operating the warehouse system.

   Selling, general and administrative expenses were $39,850,000 (30.9% as a percentage of sales) for the fiscal year ended August 25, 2001 as compared to $38,645,000 (31.2% as a percentage of sales) for the fiscal year ended August 26, 2000, a decrease of 0.3% as a percentage of sales. The most significant reason for the decrease in selling, general and administrative expenses as a percentage of sales was the ability to spread fixed cost dollars in corporate office expenses and base salaries over the higher sales volumes.

   Our receivables from the private company ($8,036,000) increased in the aggregate by $1,716,000 as of August 25, 2001 compared to the prior year end. In connection with the uncertainty of collectibility and the relationship between the private company and us, we account monthly for transactions on an offset basis. If the result of the offset is a receivable due from them, then such net amount will be generally recognized to the extent that cash is received from the private company prior to the issuance of our financial statements. We believe the private company has losses and/or capital deficiencies and, accordingly, we have fully reserved uncollected amounts which totaled $4,811,000 at August 25, 2001 and 4,826,000 at
August 26, 2000.

   Interest income increased by $108,000 to $466,000 for the fiscal year ended August 25, 2001 as compared to the prior year. The increase is due to more available cash to invest and higher returns on investments.

   We incurred tax expense of $291,000 and $804,000 in fiscal years ended August 25, 2001 and August 26, 2000, respectively. The tax expense in 2001 is net of a $500,000 reduction in the valuation allowance on our deferred tax asset. We had previously fully reserved the deferred tax asset, which is comprised principally of net operating loss carryforwards and expenses deducted for financial reporting purposes which are not yet deductible for tax purposes.
Based on operating profits during fiscal 2001 and an anticipation of future taxable income, we reduced the valuation allowance in 2001 by $500,000.

   Net income in the fiscal years ended August 25, 2001 and August 26, 2000 was $4,086,000 and $4,780,000, respectively, a decrease of income of $694,000 in fiscal 2001.

Fiscal Year Ended August 26, 2000 compared to fiscal year ended August 28, 1999:

   Net sales increased by 13.2% to $123,713,000 for the fiscal year ended August 26, 2000 as compared to $109,284,000 for the fiscal year ended August 28, 1999. Comparable store sales (sales at those stores open for the one full year in the current and prior fiscal year) increased by 9.1%. On March 23, 2000, we purchased the stock of the previously unconsolidated licensee known as Southeastern Florida Holding Company. The acquisition added six owned stores in Florida with sales, from March 24, 2000 through August 26, 2000, of $2,804,000. We opened twelve 12 stores during the fiscal year ended August 26, 2000 whose total sales were $1,750,000.

   Cost of sales decreased by 2.2% as a percentage of sales to $78,323,000 for the fiscal year ended August 26, 2000 from $71,607,000 for the fiscal year ended August 28, 1999.
Cost of sales as a percentage of sales was 63.3% in fiscal
2000, which declined from 65.5% in the prior year. The percentage decrease of 2.2% is primarily attributable to:

   * Merchandise purchase cost reductions of .9% as a percentage of sales.
   * Occupancy costs decreases of .3% as a percentage of sales, due to higher sales volume.
   * Guarantee and redelivery fees income increases of .4% as a percentage of sales.

   In addition, cost of sales was favorably impacted by an agreement with the private company that stores opened subsequent to June 1, 1999 would not be charged with the 5% warehousing fee and from a full years benefit of an amendment to the warehousing agreement entered into in February 1999.

   Included in cost of sales are charges from the private company for warehouse expenses of $4,112,000, fabric protection services of $2,300,000 and freight of $1,282,000.
This compared with $4,262,000, $2,292,000 and $2,363,000,
respectively, in the previous year.

   Selling, general and administrative expenses were $38,645,000 (31.2% as a percentage of sales) for the fiscal year ended August 26, 2000 as compared to $35,890,000 (32.8% as a percentage of sales) for the fiscal year ended August 28, 1999, a decrease of 1.6% as a percentage of sales. The most significant reason for the decrease in selling, general and administrative expenses, as a percentage of sales, was the ability to spread fixed cost dollars in corporate office expenses and base salaries over the higher sales volumes.

   Our receivables from the private company ($6,320,000) decreased in the aggregate by $1,518,000 as of August 26, 2000 compared to the prior year end. In connection with the uncertainty of collectibility and the relationship between the private company and us, we account monthly for transactions on an offset basis. If the result of the offset is a receivable due from them, then such net amount will be generally recognized to the extent that cash is received from these entities the private company prior to the issuance of our financial statements. We believe the private company has losses and/or capital deficiencies and, accordingly, we have fully reserved uncollected amounts which totaled $4,826,000 at August 26, 2000 and $6,654,000 at August 28, 1999.

   Interest income increased by $187,000 to $358,000 for the fiscal year ended August 26, 2000 as compared to the prior year. The increase was due to more available cash to invest and higher returns on investments.

   Net income in the fiscal years ended August 26, 2000 and August 28, 1999 was $4,780,000 and $370,000, respectively, an increase of income of $4,410,000. The primary reason for the significant improvement is better management of expenses, higher sales volume and lower cost of sales.

Liquidity and Capital Resources

   As of August 25, 2001, we had an aggregate working capital deficiency of $2,130,000 compared to a deficiency of $6,445,000 at August 26, 2000 and had available cash and cash equivalents of $11,155,000 compared to cash and cash equivalents and commercial paper of $9,409,000 at August 26, 2000. The increase in working capital cash and cash equivalents is primarily due to $3,326,000 of net cash provided from operating activities, partially offset by $1,362,000 of capital expenditures. Unless the U.S. economy continues to worsen, we anticipate continued positive operating cash flow through the end of fiscal 2002.

   We continue to fund the operations of certain of our limited partnership licensees whose results are included in our consolidated financial statements, some of which continue to generate operating losses. Any such losses have been consolidated in our consolidated financial statements. It is our intention to continue to fund these operations in the future and, if the new settlement agreements referred to below are approved, we will acquire 100% of such limited partnerships. Our receivables from the private company and the unconsolidated licensees had been substantially reserved for in prior years. There can be no assurance that the total reserved amount of receivables of $4,811,000 as of August 25, 2001 will be collected.

   Starting in 1995, the private company and we entered into offset agreements that permit us to offset our current monthly obligations to each other up to $1,000,000. Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of these offset agreements, current obligations of the private company and the unconsolidated licensees as of August 25, 2001 have been paid. Additionally, as part of such agreements, the private company in November 1995 agreed to assume certain liabilities owed to us by the unconsolidated licensees.

   In March 1996, we executed a Credit and Security Agreement with our principal supplier, Klaussner, which extended the payment terms for merchandise shipped from 60 days to 81 days. Since February 1999, we have not exceeded these 81 day payment terms. As of August 25, 2001, there were no amounts owed to Klaussner which were over these extended payment terms. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of
 .67% per month for invoices we pay beyond the normal 60 day terms. This provision became effective commencing with the month of January 1998. See "Certain Relationships and Related Transactions". As part of the Credit and Security Agreement, we granted a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a license agreement to operate our business in the event of default.

   In fiscal 2001, we opened 12 new stores. We have not closed a store in the last three fiscal years.

   For the fiscal years ended August 25, 2001 and August 26, 2000, we spent $1,362,000 and $1,130,000, respectively, for capital expenditures. We currently anticipate capital expenditures approximating $1,000,000 during fiscal 2002 to support the opening of new stores during the next fiscal year. A portion of our store openings may be funded by Klaussner pursuant to an agreement, entered into in December 1999, pursuant to which Klaussner agreed, subject to certain conditions, to lend us $150,000 per new store for up to 10 new stores. Each loan will be evidenced by a three year note, bearing interest at the LIBOR rate plus 3%. The notes are subject to acceleration under certain circumstances including closing of the stores funded by the loan or if we are not purchasing at least 50% of our upholstered furniture by dollar volume from Klaussner. In addition, Klaussner will be entitled to a premium on the cost of furniture purchased from it by us for sale to customers of the stores funded by Klaussner.

   The proposed settlement agreements and the Interim
Operating Agreement we entered into with the private company impacts our liquidity, capital resources and operations in a number of ways, including:

     In return for providing warehousing services to the stores owned by the private company, the private company will pay us (i) during the next five years, a fee for all fabric protection and warranty services sold in their stores plus 2.5% of their yearly net sales for net sales up to an aggregate of $27,640,000 and 5.0% of their yearly net sales for net sales in excess of $27,640,000 and (ii) during each 12 month period after the first five years until we either buy the private company or until December 31, 2049, a fee for all fabric protection and warranty services sold in their stores plus 7.5% of their yearly net sales.

     We will obtain the right to open an unlimited number of stores in the state of New York for a royalty of $400,000 per year (which includes stores already opened).

     The private company is obligated to pay us $125,750 per month for advertising. This represents a decrease from the $150,000 per month that we were entitled to previously. In addition, if private company sales are less than $27,640,000, we must reimburse the private company $0.50 for every dollar of sales under $27,640,000, subject to the $2,700,000 cap described in the paragraph below.

     Because we may negatively impact the private company's sales by opening additional stores of our own within the state of New York and because we will be managing the private company's stores, we will agree to pay the private company 10% of the amount by which their yearly net sales for any 12 month period are below
     $27,640,000, provided that if their yearly net sales fall below $26,000,000, we will pay the private company 15% of such shortfall amount, provided further that such amounts together with amounts we may pay for advertising if the private company's sales drop below
     $27,640,000 shall not, in the aggregate, exceed
     $2,700,000 in any 12 month period. Messrs. Greenfield and Seidner, officers, directors and principal stockholders, have agreed to be responsible for up to an aggregate of $300,000 of amounts due under these provisions in each year. We anticipate making
     "shortfall payments" of approximately $1,400,000 to the private company for fiscal year 2002.

     In settlement of certain disputes as to amounts due us from the private company, the private company will execute several notes to us in the aggregate principal amount of $1,600,000 plus amounts owed at the closing date for purchasing and other services ($1,992,403 as of May 26, 2001).

     We expect the effect of the new agreements with the private company, including our assumption of the warehousing responsibilities, will improve our operations by an estimated $700,000 each year. There is no assurance that the agreement will improve our operating results to the extent we estimate or at all.

     The private company now has 85 days to pay for merchandise purchased by us for the private company's account. These extended payment terms will slow our cash flow from the private company and, based on estimated purchases by the private company, over the first 12 months, the adverse impact on cash flow is estimated at approximately $1,500,000 when compared to the current 30 days from invoice.

Inflation

   There was no significant impact on our operations as a result of inflation during the three fiscal years ended
August 25, 2001.

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

There is no assurance we will continue to operate profitably and we currently have a low net worth

   We achieved net income of $4,086,000 and $4,780,000 in the fiscal years ended August 25, 2001 and August 26, 2000, respectively. We achieved net income of $370,000 in the fiscal year ended August 28, 1999. The furniture business is cyclical and we may be unable to continue operating profitably, either due to a change in such cycle, losses from new stores, changes in consumer preferences or demographics or unknown risks and uncertainties that may cause us to incur losses from operations. Our profit decreased in fiscal 2001 due to the worsening U.S. economy and such trend is expected to continue until the economy rebounds. We had a net worth of $830,000 as of August 25, 2001. Such a low net worth may impair our ability to obtain additional financing or credit from our suppliers and make it more difficult to obtain leases from landlords.

The outcome of pending litigation is uncertain and may entail significant expense

   As described under "Legal Proceedings", we are currently involved in certain derivative litigation. We have spent a substantial amount on legal fees and other expenses in connection with such litigation. Although we have entered into proposed settlement agreements, effectiveness of such agreements is subject to court approval and other conditions and there can be no assurance such conditions will be met.

We may be liable for up to $2,700,000 per year of "short-fall" payments to the private company.

   As part of our proposed settlement with the private company, we obtained the right to open an unlimited number of stores in New York for a royalty of $400,000 per year. Because we will be managing the private company's stores and because we may negatively impact the private company's sales by opening stores in its territory, we agreed to pay the private company up to $2,700,000 per year if its sales drop below specified levels. The provisions of the proposed settlement are currently in effect due to the Interim Operating Agreement.

Our company could suffer from potential conflict of interest

   Potential conflicts of interest exist since two of our principal stockholders, directors and officers, Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer, and Edward B. Seidner, a director and our Executive Vice President, are owed over $10 million by the private company, which owns, controls or licenses the private company stores. Accordingly, such persons derive substantial economic benefits from the private company. In addition, Fred Love (Jerry Silverman, as Trustee), the owner of the private company, is Mr. Greenfield's brother-in-law. Circumstances may arise in which the interest of the private company stores, of the private company or of Mr. Greenfield and Mr. Seidner will conflict with our interests, including the negotiations to settle the litigation described above. There are also numerous relationships, and have been numerous transactions, between us and the private company, including an agreement under which we warehouse and purchase merchandise for the private company, manage its stores and provide it other services. See "Certain Relationships and Related Transactions."

We heavily depend on one supplier

   We purchase a significant percentage of our merchandise from Klaussner, which also manufactures furniture under the Sealy brand name. During the fiscal year ended August 25, 2001, we purchased approximately 71% of our merchandise from Klaussner. Since a large portion of our revenues have been derived from sales of Klaussner products, the loss of this supplier could have a material adverse impact on us until alternative sources of supply are established. Klaussner is also a principal stockholder and creditor of ours. Our obligations to Klaussner are secured by substantially all of our assets. Klaussner's position as a significant creditor could potentially result in a temporary or permanent loss of our principal supply of merchandise, if, for example, Klaussner halted supply because we defaulted on or were late in making our payments to Klaussner. Moreover, Klaussner's position as a secured creditor, together with our limited net worth, may make it difficult to obtain substantial supplies from our vendors. See "Certain Relationships and Related Transactions."

The cyclical nature of the furniture industry poses risks to us from prolonged economic downturn

   The furniture industry historically has been cyclical, fluctuating with general economic cycles. During economic downturns, the furniture industry tends to experience longer periods of recession and greater declines than the general economy. We believe that the industry is significantly influenced by economic conditions generally and particularly by consumer behavior and confidence, the level of personal discretionary spending, housing activity, interest rates, credit availability, demographics and overall consumer confidence. All of these factors are currently being negatively affected by the economic downturn and a prolonged economic downturn might have a material adverse effect on our business.

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

We may have difficulty obtaining additional financing

   Our ability to expand and support our business may depend upon our ability to obtain additional financing. We may have difficulty obtaining debt financing as all of our assets are pledged to Klaussner as security for the amounts we owe under the Klaussner Credit and Security Agreement and because of our low net worth. From time to time, our financial position has made it difficult for us to secure third party consumer financing. Inability to offer such financing adversely affects sales.

Harley J. Greenfield and current management are likely to retain control

   As of November 13, 2001, Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer and principal stockholder, beneficially owns approximately 16.4% of our outstanding shares of common stock. Approximately 40.4% of the outstanding common stock is beneficially owned by all officers and directors as a group, including Messrs. Greenfield and Seidner. Since the holders of our common stock do not have cumulative voting rights, such officers' and directors' ownership of our common stock will likely enable them to exercise significant influence in matters such as the election of our directors and other matters submitted for stockholder approval. Also, the relationship of such persons to the private company could serve to perpetuate management's control in light of the private company's performance of important functions.

Our future success depends heavily on two executives

   Our future success will depend substantially upon the abilities of Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer and one of our principal stockholders as well as Rami Abada, our President, Chief Operating Officer and Chief Financial Officer. The loss of Mr. Greenfield's and/or Mr. Abada's services could materially adversely affect our business and our prospects for the future.

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

Item 9.   Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure.

   None.

                           PART III

Item 10.   Our Directors and Executive Officers.

   The names and ages of our directors and our executive officers as of November 13, 2001 are as follows:

       Name         Age            Position(s) with the
                                         Company
Harley J.           57   Director, Chairman of the Board and
Greenfield               Chief Executive Officer
Edward G. Bohn      56   Director
Kevin J. Coyle      56   Director
Edward B. Seidner   49   Director and Executive Vice President
Bernard Wincig      70   Director
Rami Abada          42   Director, President, Chief Operating
                         Officer and Chief Financial Officer
Leslie Falchook     41   Senior Vice President - Administration
Kevin Mattler       43   Senior Vice President - Store Operations

   Our directors are elected at the Annual Meeting of stockholders and hold office until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. We currently have no compensation or nominating committees.

   The Board of Directors held five meetings during the 2001 fiscal year. None of the directors attended fewer than 75% of the number of meetings of the Board of Directors or any committee of which he is a member, held during the period in which he was a director or a committee member, as applicable.

   The Board of Directors has a Stock Option Committee, which, as of August 25, 2001, consisted of Messrs.
Greenfield and Seidner. The Stock Option Committee had one meeting during the 2001 fiscal year. The Stock Option
Committee is authorized to administer our stock option plans.

   The Board of Directors has an Audit and Monitoring Committee, which, during the fiscal year ended August 25, 2001, consisted of Bernard Wincig, Edward Bohn and Kevin Coyle. During such fiscal year, the Audit and Monitoring Committee held two meetings. The Audit and Monitoring Committee is responsible for reviewing the adequacy of the structure of our financial organization and the implementation of our financial and accounting policies. In addition, the Audit and Monitoring Committee reviews the results of the audit performed by our outside auditors before the Annual Report to Stockholders is published. This committee also monitors transactions between the private company and us.

   Set forth below is a biographical description of each of our directors and executive officers as of November 13, 2001.

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

Edward G. Bohn

   Mr. Bohn has been a member of our Board of Directors since February 1995. Mr. Bohn was appointed Chief Financial Officer in March 2001, of Nova.Corp which constructs and manages the construction of data centers serving the telecommunications (Internet) industry both domestically and internationally, after having been a Director and Consultant since December, 1999. He has been a Director of Nuwave Technology, Inc., which owns and markets video enhancement technology, since July 1995. Since September 1994, he has operated as an independent consultant in financial and operational matters. From January 1983 to March 1994, Mr. Bohn was employed in various capacities by Emerson Radio, including from March 1993 to March 1994, as Senior Vice President-Special Projects; and from March 1991 to March 1993, as Chief Financial Officer and Treasurer/Vice President of Finance. Prior to March 1991, he was Vice President of Finance and Treasurer.

   Prior to Emerson he held positions as an Officer and Assistant Controller of Jersey Central Power and Light, was
Coordinator of Internal Auditing for the GPU System, controller of a multi million dollar food manufacturing company, and held various positions in a public accounting firm. Mr. Bohn also has a B.S. at Fairleigh Dickinson
University and is a member of New Jersey State Society of C.P.A.'s.

Kevin J. Coyle

   Mr. Coyle was appointed as a member of our Board of Directors in February 1995. Mr. Coyle has been a certified public accountant specializing in litigation support since 1972. Also, since January 2000, Mr. Coyle has been serving as the Chief Financial Officer of FreshDirect of New York, Inc., a company organized to sell perishable food products directly to consumers over the Internet. Mr. Coyle graduated from Queens College with a BS in accounting and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

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

Rami Abada

   Mr. Abada became our President and a member of our Board of Directors on December 2, 1997, has been our Chief Operating Officer since April 12, 1994 and became the Chief Financial Officer on September 10, 1999. Mr. Abada was our Executive Vice President from April 12, 1994 to December 2, 1997. Prior to joining us, Mr. Abada had been employed by the private company since 1982. Mr. Abada is also a director of CCA Industries, Inc., a public company engaged in the manufacture and distribution of health and beauty aid products.

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

Item 11.   Executive Compensation.

Summary Compensation Table

   The following table sets forth compensation paid for the fiscal years ended August 25, 2001, August 26, 2000 and August 28, 1999, or such shorter period as such employees were employed by us to those persons who were either (a) the chief executive officer as of August 25, 2001 or (b) one of our four other most highly compensated executive officers at August 25, 2001 whose total annual salary and other compensation exceeded $100,000 (collectively with the Chief Executive Officer, the "Named Executive Officers").



                                  Annual Compensation                    Long-term compensation


                                                                       Awards                Payouts
     Name and       Year     Salary     Bonus      Other                             Securities
principal position                                 annual       Restricted   underlying
                                                  compens        Stock         options/     LTIP      All other
                                                   ation         Awards         SARs       pay-outs  compensation

                              ($)        ($)        ($)           ($)            (#)         ($)         ($)

        (a)          (b)      (c)        (d)        (e)           (f)            (g)         (h)         (i)

Harley J.           2001     414,400(1)   -        169,815(1)(2)   -          300,000(4)     -            0(1)
Greenfield,         2000     385,000     50,000    200,714         -          297,047        -            0
Chairman of the     1999     320,000     63,675       -            -             -           -            0
Board and Chief
Executive Officer

Rami Abada,         2001     414,400(3)   -        169,815(4)(2)   -          150,000        -            0(3)
President, Chief    2000     254,000     50,000    200,714         -          300,000        -            0
Operating Officer   1999     120,000     63,675       -            -             -           -            0
and Interim Chief
Financial Officer

Edward B. Seidner,  2001     298,685       -          -            -          100,000(6)     -            0
Executive Vice      2000     240,000       -          -            -              -          -            0
President           1999     240,000       -          -            -              -          -            0

Kevin Mattler,      2001     131,000       -        15,000         -              -          -            0
Senior Vice         2000     131,000       -          -            -              -          -            0
President-Store     1999     131,000       -          -            -              -          -            0
Operations

Leslie Falchook     2001     116,000       -          -            -              -          -            0
Senior Vice         2000     116,000       -          -            -              -          -            0
President-          1999     116,000       -          -            -              -          -            0
Administration

    (1) On August 15, 1999, we entered into a five year renewable employment agreement with Mr. Greenfield under which Mr. Greenfield is entitled to a base salary of $400,000, subject to certain cost-of-living increases, and incentive bonuses based on our earnings before interest, taxes, depreciation and amortization ("EBITDA") and revenues. We are providing Mr. Greenfield, at our own expense, a split-dollar life insurance policy for his benefit with a face amount equal to $6,000,000. The premium was $111,000 for the fiscal year ended August 25, 2001. We are entitled upon death or termination of the policies to the lesser of cash value of the policies or the sum of the cash value equal to the sum of our contributions. Mr. Greenfield is entitled to, and we will pay him for, amounts due to him under the agreement from and including the date of his agreement.

(2)Such amount was accrued with respect to fiscal 2001, but not yet paid.

(3)On August 15, 1999, we entered into a five year renewable employment agreement with Mr. Abada under which Mr. Abada is entitled to a base salary of $400,000 for the first three years and $500,000 thereafter, subject to certain cost-of-living increases, incentive bonuses based on EBITDA and revenues, and stock options to purchase 300,000 shares of our common stock at $3.51 per share which were granted to Mr. Abada in August of 1999. We are providing Mr. Abada, at our own expense, a split-dollar life insurance policy for his benefit with a face amount equal to $3,000,000. The premium was $32,000 for the fiscal year ended August 25, 2001. We are entitled upon death or termination of the policies to the lesser of cash value of the policies or the sum of the cash value equal to the sum of our contributions. Mr. Abada is entitled to, and we will pay him for, amounts due to him under the agreement from and including the date of his agreement.

(4)On January 12, 2001, Mr. Greenfield was granted options to purchase 300,000 shares of our common stock at $3.52 per share.

(5)On January 12, 2001, Mr. Abada was granted options to purchase 150,000 shares of our common stock at $3.52 per share.

(6)On January 12, 2001, Mr. Seidner was granted options to purchase 100,000 shares of our common stock at $3.52 per share.

Director Compensation

   Non-employee directors currently receive a fee of $10,000 per year, plus $500 per meeting attended which fees amounted to an aggregate of $70,000 in fiscal 2001. Directors are reimbursed for out-of-pocket expenses incurred in connection with their services as such.

Stock Option Plans

   We have Incentive and Non-Qualified Stock Option Plans, pursuant to which, as of August 25, 2001, options to purchase an aggregate of 830,047 shares of our common stock were outstanding and under which options to purchase an aggregate of 19,953 shares of common stock were available for grant. In addition, options granted outside of these plans to purchase an additional 1,361,730 shares of common stock were outstanding as of August 25, 2001. These plans are administered by a Stock Option Committee consisting of two persons appointed by the Board of Directors. Options outside of the Plans are administered by the full Board of Directors. As of August 25, 2001, this committee consisted of Harley Greenfield and Edward B. Seidner. The committee has full and final authority (a) to determine the persons to be granted options, (b) to determine the number of shares subject to each option and whether or not options shall be incentive stock options or non-qualified stock options, (c) to determine the exercise price per share of the options which, in the case of incentive stock options, may not be less per share than 100% of the fair market value per share of the common stock on the date the option is granted or, in the case of a stockholder owning more than 10% of our capital stock, not less per share than 110% of the fair market value per share of the common stock on the date the option is granted, (d) to determine the time or times when each option shall be granted and become exercisable and (e) to make all other determinations deemed necessary or advisable in the administration of the plans. In determining persons who are to receive options and the number of shares to be covered by each option, the Stock Option Committee considers the person's position, responsibilities, service, accomplishments, present and future value to us, the anticipated length of his future service and other relevant factors. Members of this committee are not eligible to receive options under these plans or otherwise during the period of time they serve on the committee and for one year prior thereto, but may receive options after their term on the committee is over. Officers and directors, other than members of the committee, may receive options under these plans. The exercise price of all options granted under or outside of these plans equaled or exceeded the market value of the underlying shares on the date of grant.

Option grants in last fiscal year

   In January 2001, Harley J. Greenfield was awarded stock options to purchase 300,000 shares of our common stock at $3.52 per share, which exceeds the market value of the common stock on the date of the grant.

   In January 2001, Rami Abada was awarded stock options to purchase 150,000 shares of our common stock at $3.52 per share, which exceeds the market value of the common stock on the date of the grant.

   In January 2001, Edward B. Seidner was awarded stock options to purchase 100,000 shares of our common stock at $3.52 per share, which exceeds the market value of the common stock on the date of the grant.

 Aggregated Option Exercises in Last Fiscal Year and Fiscal
                   Year End Option Values

                                         Number of            Value of
                                         Securities         Unexercised
                                         Underlying         In-the-Money
                                         nexercised          Options at
                                         Options at           August 25,
                                         ugust 25, 2001         2001(1)

     Name       Shares       Value      Exercis  Unexer-    Exercis-  Unexer-
                Acquired      Realized     able   cisable     able    cisable
                  on
               Exercise (#)

Harley J.        N/A            N/A      99,016   498,031      $0       $0
 Greenfield(2)
   (3)(9)
Rami             N/A            N/A     400,000   250,000   1,000        0
 Abada(3)(5)(6)
   (7)(10)
Edward B.        N/A            N/A           0   100,000       0        0
 Seidner(3)(11)
Leslie           N/A            N/A      50,000         0     500        0
 Falchook(3)(4)
Kevin            N/A            N/A      50,000         0     500        0
 Mattler(3)(8)

(1) Amount reflects the market value of the underlying shares of our common stock as reported on the Bulletin
    Board on August 25, 2001, a bid price of $ 2.01, less the exercise price of each option.

(2) Includes 297,047 options granted on August 10, 2000 at an exercise price of $ 2.25 per share.

(3) All options were granted at an exercise price at least equal to the market value of the underlying common stock on the date of grant.

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

(7) Includes 300,000 options granted on August 15, 1999 to Mr. Abada at an exercise price of $3.51 per share.

(8) Includes 50,000 options granted on May 6,  1997  to
    Mr. Mattler at an exercise price of $2.00 per share.

(9) Includes 300,000 options granted on January 12, 2001 to Mr. Greenfield at an exercise price of $3.52 per share.

(10)Includes 150,000 options granted on January 12, 2001 to Mr. Abada at an exercise price of $3.52 per share.

(11)Includes 100,000 options granted on January 12, 2001 to Mr. Seidner at an exercise price of $3.52 per share.

                            GRAPH


































JENNIFER CONVERTIBLES INC.


                                  Beginning
           Transaction  Closing   No. Of      Dividend     Shares       Ending  Cum. Tot.
   Date*      Type      Price**   Shares***  Per Share    Reinvested    Shares    Return

31-Aug-96   Begin       2.500      40.00                                40.000    100.00

31-Aug-97   Year End    2.500      40.00                                40.000    100.00

31-Aug-98   Year End    1.813      40.00                                40.000     72.50

31-Aug-99   Year End    2.109      40.00                                40.000     84.38

31-Aug-00   Year End    2.375      40.00                                40.000     95.00

31-Aug-01   End         1.985      40.00                                40.000     79.40

*    Specified ending dates or ex-dividends dates.
** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
***  Begin Shares' based on $100 investment.







JENNIFER CONVERTIBLES INC.

                                Cumulative Total Return
                       8/96   8/97   8/98    8/99   8/00   8/01
JENNIFER              100.00 100.00  72.50   84.38  95.00  79.40
CONVERTIBLES, INC.
NASDAQ STOCK MARKET   100.00 139.49 131.81  244.89 374.16 160.03
(U.S.)
S & P HOUSEHOLD       100.00 127.07 147.26  216.20 127.70 167.31
FURNISHINGS &
APPLIANCES

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.

   The following table sets forth, as of November 13, 2001, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent of our common stock, (b) each of our directors, (c) each of the executive officers whose total annual salary and other compensation for fiscal year 2001 exceeded $100,000, and (d) all directors and executive officers as a group. Information as to David A. Belford and the Pacchia, Grossman, Shaked, Wexford Group, Hans J. Klaussner and Klaussner is based on Schedules 13D filed by such persons or group:

       Name and Address of          Amounts and     Percent of
         Beneficial Owner            Nature of        Class
                                     Beneficial
                                   Ownership (1)
Harley J. Greenfield(2)            937,305(2)(3)      16.4%
Edward B. Seidner(2)               555,914(2)(4)       9.7
Fred J. Love(2)                    585,662(2)(5)(6)   10.3
Jara Enterprises, Inc. (the        293,579(6)          5.1
  private company)(2)
David A. Belford(7)                394,000(7)          6.9
Pacchia, Grossman, Shaked,
  Wexford Group (8)                482,100(8)          8.5
Bernard Wincig(9)                  156,906(9)          2.8
Edward G. Bohn(10)                 33,333(10)          0.6
Kevin J. Coyle(10)                 39,583(10)          0.7
Leslie Falchook(11)                77,600(11)          1.4
Rami Abada(2)(12)                  453,001(12)         7.9
Kevin Mattler(13)                  50,000(13)          0.9
Hans J. Klaussner and Klaussner    1,424,500(14)      20.0
  Furniture Industries, Inc.(14)
All directors and executive        2,303,642(2)(3)(4) 40.4
officers as a group (eight (8)
persons)                           (9)(10)(11)(12)(13)



(1)All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

(2)The address of Messrs. Greenfield, Abada and Seidner is c/o
   Jennifer Convertibles, Inc., 419 Crossways Park Drive, Woodbury, New York 11797. The address of Fred J. Love and the private company is One Ames Court, Plainview, New York 11803.
   Mr. Greenfield and Mr. Love are brothers-in-law.

(3)Includes (a) 292,831 shares underlying options granted to Mr. Greenfield by Mr. Love and the private company, over which Mr. Greenfield has no voting power but has shared dispositive power, as such shares may not be disposed of without his consent and (b) 300,000 shares of common stock underlying options to acquire convertible preferred stock granted to Mr. Greenfield by Klaussner, and (c) 99,016 shares of our common stock underlying options which are currently exercisable options, but does not include 498,031 shares of our common stock underlying options which are not currently exercisable. See "Executive Compensation"

(4)Includes 292,831 shares underlying the options granted to Mr. Seidner by Mr. Love and the private company, over which Mr. Seidner has no voting power but has shared dispositive power, as such shares may not be disposed of without his consent. Does not include 100,000 shares of our common stock underlying options which are not currently exercisable.

(5)Includes 293,579 shares of common stock owned by the private company, over which Mr. Love has sole voting and dispositive power, which, together with 292,083 shares owned directly by Mr. Love, are subject to the options granted to Mr. Greenfield by Mr. Love and the options granted to Mr. Seidner by Mr. Love and the private company, and which may not be disposed of without the consent of the relevant optionee.

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

(7)The address of David A. Belford is 2097 S. Hamilton  Road,
   Suite 200, Columbus, Ohio 43232.

(8)Represents the shares of our common stock owned by a group which was formed to object to the prior proposed settlement of the derivative litigation referred to in "Legal Proceedings." The group consists of the following persons and entities, each of which has the sole and shared power to vote and dispose, and total beneficial ownership, of the shares of common stock set forth opposite such persons' or entity's name: (1) Anthony J. Pacchia - sole 11,000, shared 20,700, total 31,700; (2) F&Co.,
   Inc. as Custodian for Pacchia under IRA Account - sole 16,000, shared 15,700, total 31,700; (3) Anthony J. Pacchia, P.C., (Money Purchase) fbo Pacchia - sole 2,500, shared 29,200, total 31,700;
   (4) Sandra Pacchia Custodian for Lee Pacchia - sole 1,100, shared 30,600, total 31,700; (5) Sandra Pacchia Custodian for Tom Pacchia - sole 1,100, shared 30,600, total 31,700; (6) Anthony T. Pacchia and Gloria Pacchia - sole 1,000, shared 15,000, total 16,000; (7) Anthony T. Pacchia, IRA Rollover - sole 15,000, shared 1,000, total 16,000; (8) Kenneth S. Grossman, Trustee, Profit Sharing Plan DLJSC - Custodian fbo Kenneth S. Grossman - sole 96,400, shared 3,500, total 99,900; (9) Kenneth S. Grossman
   - 3,500 sole, 96,400 shared, total 99,900; (10) IRA fbo Patricia Berger, DLJSC as custodian - sole 3,500, shared 0, total 3,500,
   (11) Ellen Grossman, Custodian for Andrew Grossman UGMA/ NY - sole 5,000, shared 0, total 5,000; (12) IRA fbo Howard Berger, DLJSC as custodian - sole 3,500, shared 0, total 3,500; (13) IRA fbo Jill Berger, DLJSC as custodian, Rollover Account - sole 3,500, shared 0, total 3,500; (14) IRA fbo Herbert Berger, DLJSC as custodian - sole 5,000, shared 0, total 5,000; (15) Marilyn Levy - sole 5,000, shared 0, total 5,000; (16) Ellen Grossman, Custodian for Joshua Grossman UGMA/NY - sole 5,000, shared 0, total 5,000; (17) Amir Shaked - sole 37,700, shared 1,300, total 39,000; (18) IRA fbo Amir Shaked - sole 1,300, shared 37,700, total 39,000; (19) Wexford Special Situations 1996, L.P. - sole 0, shared 142,783, total 142,783; (20) Wexford Special Situations 1996 Institutional L.P. - sole 0, shared 25,764, total 25,764;
   (21) Wexford Special Situations 1996 Limited - sole 0, shared 7,859, total 7,859; (22) Wexford-Euris Special Situations 1996, L.P. - sole 0, shared 36,094, total 36,094; (23) Wexford Management LLC - sole 0, shared 212,500, total 212,500; (24) IRA fbo Zachery Goldwyn - sole 52,500, shared 0, total 52,500. The address for group members (a) 1-5 is 602 Orchard Street, Cranford, New Jersey 07106, (b) 6 and 7 is 31 Center Board Drive, Bayville, New Jersey 08721, (c) 8-9, 11, 16, 17 and 18 is 620
   Fifth Avenue, 7th Floor, New York, New York 10020, (d) 10 and 14 is 31 Wisconsin Avenue, N. Massapequa, New York 11578, (e) 12 and 13 is 58 Alpine Way, Dix Hills, New York 11746, (f) 15 is 155 East 76th Street, New York, New York 10022, (g) 19-21 and 23-24 is 411 West Putnam Avenue, Greenwich, Connecticut 06830, and (h) 22 is c/o Hemisphere Fund Managers Ltd., Harbour Centre, Georgetown, Grand Cayman Islands, B.W.I.

(9)Includes 8,800 shares of our common stock owned by Mr. Wincig's wife and 37,333 shares of our common stock underlying exercisable options. Does not include 16,667 shares of our common stock underlying options which have not yet vested.

(10)Includes, as to each individual, 33,333 shares of our common stock underlying exercisable options, but does not include 16,667 shares of our common stock underlying options which are not currently exercisable.

(11)Includes 50,000 shares of our common stock underlying options which are currently exercisable options.

(12)Includes 400,000 shares of our common stock underlying options which are currently exercisable options, but does not include 250,000 shares of our common stock underlying options which are not currently exercisable.

(13)Includes 50,000 shares of our common stock underlying exercisable options.

(14)Represents 1,424,500 shares underlying convertible preferred stock issued to Klaussner in connection with Klaussner's $5,000,000 investment. Includes 300,000 shares of common stock subject to options to acquire preferred stock granted to Mr. Greenfield by Klaussner subsequent to November 30, 1999. See "Certain Relationships and Related Transactions." Based on information contained in the Schedule 13D filed by Klaussner and its owner, Hans J. Klaussner, Mr. Klaussner is the sole stockholder of the parent of Klaussner and, accordingly, may be deemed the beneficial owner of the shares owned by Klaussner. Does not include 18,730 shares of our common stock underlying options which are not currently exercisable. The principal address of Klaussner is 405 Lewallen Street, Asheboro, North Carolina 27203. Hans J. Klaussner's address is 7614 Gegenbach, Germany.

   Based on our review of reports filed by our directors, executive officers and 10% shareholders on Forms 3, 4 and 5 pursuant to
Section 16 of the Securities Exchange Act of 1934, all of which reports were filed on a timely basis during fiscal year 2001.

Item 13.   Certain Relationships and Related Transactions.

The Private Company

   Until November 1994, Harley J. Greenfield, Fred J. Love and Edward B. Seidner, each owned 33- 1/3% of the private company, which, together with its subsidiaries, owns or licenses the private company stores. In November of 1994, Messrs. Greenfield and Seidner sold their interests in the private company for long-term notes and options to purchase the shares of our common stock which are owned by Mr. Love and the private company. As a result of such sale, Mr. Love now beneficially owns 100% of the private company. The private company is responsible for the warehousing for our owned stores, our licensed stores and the private company stores and leases and operates the warehouse facilities for such stores. Until December 31, 1993, the private company was also responsible for the purchasing and for certain advertising and promotional activities for our owned stores, our licensed stores and the private company stores. Effective January 1, 1994, we assumed the responsibility for purchasing and advertising for ourselves, our licensees, and the private company stores. The private company is responsible for a share of all advertising production costs and costs of publication of promotional material within the New York area. Until October 28, 1993, a corporation of which Messrs. Greenfield, Seidner and Love each owned 33-1/3%, owned the trademarks "Jennifer Convertibles " and "With a Jennifer Sofabed, There's Always a Place to Stay ." On October 28, 1993, these trademarks were assigned to us from such corporation for nominal consideration, and we agreed to license such trademarks to the private company in New York, as described below. Mr. Love is, and until November 1994, Mr. Seidner was, an executive officer and director of the private company.

   As noted above, in November 1994, Mr. Greenfield and Mr. Seidner sold their interests in the private company in exchange for long-term promissory notes from the private company and options to purchase the shares of our common stock which are owned by the private company and Mr. Love. These notes are due in December 2023. Only interest is payable on the notes until December 1, 2001 and, thereafter, principal is payable monthly through the maturity date. These notes amount to $10,273,204 in aggregate principal, of which $5,136,602 is owned by Mr. Greenfield and $5,136,602 is owned by Mr. Seidner. The notes bear interest at a rate of 7.5% per annum although a portion of such interest was deferred for a period of time. During the fiscal year ended August 25, 2001, Mr. Greenfield and Mr. Seidner each received approximately $330,000 of interest on their promissory notes from the private company. These notes are secured by (a) a security interest in the private company's personal property, (b) Mr. Love's personal guarantee of the private company's performance under the Notes, and (c) a stock pledge by Mr. Love of his stock in the private company to secure his obligations under the guarantees. The options owned by Mr. Greenfield and Mr. Seidner to purchase the Jennifer common stock owned by Mr. Love and the private company and referred to above are exercisable for an aggregate of 585,662 shares of such common stock, of which 292,831 are owned by Mr. Greenfield and 292,831 by Mr. Seidner at a price of $15.00 per share until they expire on November 7, 2004. In addition, Mr. Greenfield and Mr. Seidner each owe significant amounts to the private company.

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

   We will also receive, for no cost, the limited partnership interests in limited partnerships currently operating 48 stores. We currently own the general partnership interest in such limited partnerships. The operations of these stores are currently included in our consolidated financial statements. Accordingly, this will not materially impact our financial statements. However, after the settlement, we will wholly own the partnerships operating the stores.

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

   Because we may negatively impact the private company's sales by opening additional stores of our own within the state of New York and because we will be managing the private company's stores, we will agree to pay the private company 10% of the amount by which their yearly net sales for any 12 month period are below $27,640,000, provided that if their yearly net sales fall below $26,000,000, we will pay the private company 15% of such shortfall amount, provided further that such amounts together with amounts we may pay for advertising if the private company's sales drop below $27,640,000 shall not, in the aggregate, exceed $2,700,000 in any 12 month period. Messrs. Greenfield and Seidner, officers, directors and principal stockholders, have agreed to be responsible for up to an aggregate of $300,000 of amounts due under these provisions in each year.

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

   The Management Agreement and License expire in 2049 and may be terminated by an arbitrator for material breach. The Management Agreement also terminates upon purchase by us of the private company's stores pursuant to the Option Agreement described below. If terminated for a reason other than a purchase, we would be obligated not to sell furniture other than leather furniture in New York, except certain counties and, accordingly, would have to either sell our Jennifer Convertibles stores to the private company, close them or convert them to Jennifer Leather stores. In addition in case of such termination we would have to make up certain shortfalls, if any, in the private company sales in cash or by delivery of stores in New York meeting certain sales volume requirements.

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

   Under an Interim Operating Agreement, we will operate in most respects as if a closing under the agreements summarized above had occurred, except that the private company will not transfer the warehouse assets, computer system or limited partnership interests. However, we will operate the warehouse system and manage the private company stores as if the closing had occurred and we will be able to continue open stores in New York as if such closing had occurred. If, for any reason, the court fails to approve the settlement and there is no appeal, the Interim Operating Agreement would terminate. In such case, everything would go back to the way it was before such agreement was signed except that we would have a license to continue to operate the stores we open in New York for a royalty of $400,000 per year plus 5% of net sales in New York, except for sales of leather furniture and from certain of the older New York stores owned by us.

   Under the Interim Operating Agreement, we paid $200,000 as a one-time royalty fee for opening four additional stores in New York which was expensed in fiscal year 2001.

   The main impact of the Interim Operating Agreement is that we will be receiving the benefits of operating the warehouse system, net of the related costs. We will no longer have to pay the private company amounts for warehousing and fabric protection. We will also generate additional revenues from services to the private company. However, offset against this is that we bear the expenses of operating the warehouse, including estimated annual rent of $1,000,000, as well as other operating expenses, including personnel. Based on our current estimates of the other expenses of operating the warehouse and the estimated payable amounts by us to the private company pursuant to the settlement agreement, we expect that the agreement will improve our operating results by an estimated $700,000 each year. There is no assurance that the agreement will improve our operating results to the extent we estimate or at all.

   In addition, we will be able to open additional stores in New
York, will manage the private company's stores and will be subject to the possibility of having to make payments, for periods commencing after January 2002, in respect of any shortfall in the private company's sales.

   One other consequence of operating under the Interim Operating Agreement is that the private company will have 85 days to pay for merchandise purchased by us for the private company's account. The extended payment terms will slow our cash flow from the private company and, based on our estimates of these purchases by the private company, over the first 12 months, the adverse impact on cash flow is estimated at approximately $1.5 million when compared to the current 30 days system under which the private company is expected to pay from invoice.

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

   As of August 25, 2001, the private company owed to us $3,225,000 for current charges for fiscal 2001 which have since been fully paid. Amounts owed by the private company to us as of August 25, 2001 which consist of unpaid amounts from fiscal 1996 and prior years totaling $4,811,000, are reserved against in the accompanying consolidated financial statements due to uncertain collectibility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Prior to the agreements signed in July 2001, the following agreements were in effect:

   Pursuant to a license agreement between the private company and us, the private company had the perpetual, royalty-free right to use, sublicense and franchise the use of the trademarks "Jennifer Convertibles ," with "Jennifer Sofabeds, There's Always a Place to Stay " in the state of New York. The license is exclusive in such territory, subject to certain exceptions including nine stores operated by us in New York on a royalty-free basis and up to two additional stores which the private company has agreed may be opened in New York on a royalty-free basis.

   As set forth in "Business-Warehousing and Related Services," the private company provided certain warehouse facilities and related services, including arranging for goods to be delivered to such facilities and to customers pursuant to a warehousing agreement between the private company and us. The private company also provided fabric protection services, including a life-time warranty, to our customers and our licensees.

   We retained approximately 2/3 of the revenues from fabric protection and the warranty. During the thirty-nine weeks ended May 26, 2001, the LP's and we paid warehouse fees under an Offset Agreement dated March 1, 1996 to the private company aggregating approximately $3,338,000. During the fiscal year ended August 25, 2001, the LP's and we also paid 1,638,000 under the Offset Agreement for fabric protection to the private company. On February 9, 1999, we entered into an amendment to the warehouse agreement which reduced the monthly warehousing fees by $150,000 or an aggregate of $3,900,000 through August 25, 2001. In December 1999, the $150,000 per month arrangement was extended, effective as of September 1, 1999, and the private company also agreed that stores opened by us after June 1, 1999 would not be charged the 5% warehousing fee or fabric protection charges.

   Pursuant to a purchasing agreement, we were obligated to purchase merchandise for the private company on the same terms as we purchase merchandise for ourselves. During the thirty-nine weeks ended May 26, 2001, the private company purchased from us approximately $9,200,000 of merchandise, net of discounts and allowances, which was paid under the Offset Agreement.

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

   Under the advertising agreement between the private company and us, the private company and the unconsolidated licensees bear their share of all advertising production costs and costs of publication of promotional advertising material within the New York area. For the thirty-nine week period ended May 26, 2001, the charges for such costs totaled $1,350,000.

Additional Matters

   Rami Abada, our President, Chief Operating Officer and Chief Financial Officer, owned two corporations which each own a licensed Jennifer Convertibles store. On March 23, 2000, Mr. Abada sold these two stores to the private company for the sum of $300,000. As of August 25, 2001, he has received $142,000 and is owed $158,000 from the private company.

   From time to time the private company and we use the services of Wincig & Wincig, a law firm of which Bernard Wincig, one of our directors and stockholders, is a partner. Mr. Wincig and his firm received approximately $166,814 of legal fees from us and the LP's and an aggregate of approximately $19,203 from the private company during the fiscal year ended August 25, 2001.

   On December 11, 1997, Klaussner purchased 10,000 shares of our Series A Convertible Preferred Stock for $5,000,000. In connection with such purchase, Klaussner waived any of our defaults under the Credit and Security Agreement we entered into with Klaussner in 1996 and approximately $2,965,650 of the proceeds of the $5,000,000 investment were used to pay all balances due to Klaussner which had been billed and outstanding for more than 60 days. The preferred stock is non-voting and is currently convertible into 1,424,500 shares of common stock at an effective conversion price of $3.51 per share, subject to adjustment for stock splits, stock dividends and similar events. The common stock underlying the preferred stock represents approximately 20.0% of the outstanding common stock as of August 25, 2001, after giving effect to such conversion. The preferred stock has a liquidation preference of $5,000,000. No cash dividends are to be paid on the common stock unless the holders of the preferred stock receive the same dividend on the preferred stock on an "as-converted" basis. If we sell our common stock or equivalents of our stock such as options or convertible securities at a price, or an effective price in the case of equivalents, of less than $3.51 per share, then, in connection with its $5,000,000 investment, Klaussner has the right of first refusal to purchase such stock or stock equivalents at that price. As a result of 75,000 stock options granted to Messrs. Wincig, Coyle and Bohn in June 2000 at an exercise price of $2.00 per share, on January 18, 2001, we granted Klaussner 18,730 options of our common stock at an exercise price of $2.00 per share. Klaussner will have this right so long as it owns at least 10% of the outstanding common stock on an as converted basis. Klaussner also received certain demand registration rights to require us, at our expense, to register the shares of common stock underlying its preferred stock and any shares it acquires upon exercise of this right.

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

   In fiscal 2001, Klaussner gave us $1,611,000 of allowances for a repair program. In addition, in December 1999, Klaussner entered into an agreement with us pursuant to which it agreed, subject to certain conditions, to loan $150,000 to each of our subsidiaries which operates or intends to operate a new store approved by Klaussner. The agreement provides that the maximum aggregate amount of the loans will be $1,500,000 (10 stores). Each such loan will be evidenced by a three-year note, bearing interest at the then LIBO rate for three-month loans plus 3%. Payment of the notes may be accelerated under certain conditions, including the closing of the store funded by the related loan or if we are not purchasing at least 50% by dollar volume of our upholstered furniture from Klaussner. As additional consideration, we have agreed to pay an additional premium on furniture purchased from Klaussner to satisfy orders originating from new stores funded by these loans. Such premium would be 3% of the customary cost of such merchandise until the note is paid in full and would decrease to 2% for the 10 years after the note is paid. Such premium payments would cease after such 10-year period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and also see "Business - Sources of Supply" for other transactions with Klaussner.

                               PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
      Form 8-K.

     (a)  Financial Statements.

   See the Index immediately following the signature page.

     (b)  Reports on Form 8-K.

   None

(c)  Exhibits.
3.1 Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to our Registration Statement - File Nos. 33-22214 and 33-10800.
3.2 Certificate of Designations, Preferences and Rights of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended August 30, 1997.
3.3 Certificate of Designations, Preferences and Rights of Series B Preferred Stock, incorporated herein by reference to Exhibit 3.3 to our Annual Report on Form 10-K for the year ended August 29, 1998.
3.4 By-Laws, incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended August 26, 1995.
10.1 Incentive and Non-Qualified Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to the Registration Statement.
10.2 Amended and Restated 1991 Incentive and Non-Qualified Stock Option Plan incorporated herein by reference to
       Exhibit 10.29 to the Registration Statement on Form S-2.
10.3 Warehousing Agreement, dated as of December 31, 1993, between Jennifer Convertibles, Inc. and Jennifer Warehousing, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ending February 26, 1994.
10.4 Purchasing Agreement, dated as of December 31, 1993, between Jennifer Convertibles, Inc. and Jara Enterprises, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ending February 26, 1994.
10.5 Advertising Agreement, dated as of December 31, 1993, between Jennifer Convertibles, Inc. and Jara Enterprises, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ending February 26, 1994.
10.6 Amendment No. 1 to Warehousing Agreement, dated as of May 28, 1994, amending the Warehousing Agreement referred to in 10.3 and the related Rebate Note, incorporated herein by reference to Exhibit 10.34 to our Annual Report on Form 10- K for the fiscal year ended August 27, 1994.
10.7 Amendment No. 1 to Purchasing Agreement, dated as of May 28, 1994, amending the Purchasing Agreement referred to in 10.4., incorporated herein by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended August 27, 1994.
10.8 License Agreement, dated as of October 28, 1993, among Jennifer Licensing Corp. and Jara Enterprises, Inc., incorporated herein by reference to Exhibit 2 to our Current Report on Form 8-K dated November 30, 1993.
10.9 Agreement, dated as of May 19, 1995, among Jennifer Convertibles, Inc., Jennifer Purchasing Corp., Jara Enterprises, Inc. and the licensees signatory thereto, incorporated herein by reference to Exhibit 10.38 to our Annual Report on Form 10- K for the fiscal year ended August 26, 1995.
10.10 Agreement, dated as of November 1, 1995, among Jennifer Convertibles, Inc., Jennifer Purchasing Corp., Jara Enterprises, Inc. and the licensees signatory thereto, incorporated herein by reference to Exhibit 10.39 to our Annual Report on Form 10- K for fiscal year ended August 26, 1995.
10.11 Form of Note, dated November 1994, made by Jara Enterprises, Inc. to Harley J. Greenfield and Edward B. Seidner, incorporated herein by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended August 26, 1995.
10.12 Form of Option, dated November 7, 1994 to purchase common stock from Fred Love, Jara Enterprises, Inc. and certain subsidiaries to Harley J. Greenfield and Fred Love, incorporated herein by reference to Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended August 26, 1995.
10.13 Form of Subordination Agreement, dated as of August 9, 1996, by Harley J. Greenfield and Edward B. Seidner, incorporated herein by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended August 26, 1995.

10.14 Credit and Security Agreement, dated as of March 1, 1996, among Klaussner Furniture Industries, Inc., Jennifer Convertibles, Inc. and the other signatories thereto, incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K dated March 18, 1996.
10.15 1997 Stock Option Plan, incorporated herein by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
10.16 Stock Purchase Agreement, dated December 11, 1997, between Klaussner and Jennifer Convertibles, Inc., incorporated herein by reference to Exhibit 10.30 to our Annual Report on Form 10-K for fiscal year ended August 30, 1997.
10.17 Registration Rights Agreement, dated December 11, 1997, between Klaussner and Jennifer Convertibles, Inc., incorporated herein by reference to Exhibit 10.31 to our Annual Report on Form 10-K for fiscal year ended August 30, 1997.
10.18 Waiver and Modification Agreement, dated December 11, 1997, among Klaussner and related entities and Jennifer Purchasing Corp., Jennifer Convertibles, Inc., Jennifer Licensing Corp., and Jennifer L.P. III, incorporated herein by reference to Exhibit 10.32 to our Annual Report on Form 10-K for the fiscal year ended August 30, 1997.
10.19 L.P. and Option Purchase and Termination Agreement, dated as of August 20, 1999, among Jennifer Convertibles, Inc., Jennifer Chicago Ltd., an Illinois corporation and a wholly-owned subsidiary of Jennifer Convertibles, Inc., Jenco Partners, L.P., a limited partnership, which is the sole limited partner of Jennifer Chicago, L.P., a Delaware Limited partnership, JCI Consultant, L.P., a limited partnership which owned certain options to purchase capital stock of Jennifer Convertibles, Inc., Selig Zises, a principal of Jenco Partners, L.P. and JCI Consultant, L.P., Jay Zises, Jara Enterprises, Inc., Fred J. Love, and, Harley J. Greenfield and Edward B. Seidner, incorporated herein by reference to our Current Report on Form 8-K dated August 20, 1999 and filed September 3, 1999 reporting on an Item 5 event.
10.20 General Release, made as of August 20, 1999, by JCI Consultant, L.P., Jenco Partners L.P., Jay Zises and Selig Zises for the benefit of Jennifer Convertibles, Inc., Jennifer Chicago Ltd., Jara Enterprises, Inc., Harley J. Greenfield, Fred J. Love and Edward B. Seidner, incorporated herein by reference to our Current Report on Form 8-K dated August 20, 1999 and filed September 3, 1999 reporting on an Item 5 event.
10.21 General Release, made as of August 20, 1999, by Jennifer Convertibles, Inc., Jennifer Chicago Ltd., Jara Enterprises, Inc., Harley J. Greenfield, Fred J. Love an Edward B. Seidner for the benefit of JCI Consultant, L.P., Jenco Partners L.P., Jay Zises and Selig Zises, incorporated herein by reference to our Current Report on Form 8-K dated August 20, 1999 and filed September 3, 1999 reporting on an Item 5 event.
10.22 Note, dated as of September 1, 1999, in the principal amount of $447, 000 to the order of Jenco Partners, L.P. from Jennifer Convertibles, Inc., incorporated herein by reference to our Current Report on Form 8-K dated August 20, 1999 and filed September 3, 1999 reporting on an Item 5 event.
10.23 Employment Agreement, dated as of August 15, 1999, between Harley J. Greenfield and Jennifer Convertibles, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.
10.24 Employment Agreement, dated as of August 15, 1999, between Rami Abada and Jennifer Convertibles, Inc., as amended incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.
10.25 Agreement, dated as of September 1, 1999, between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.
10.26 Agreement, dated as of September 1, 1999 between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.

10.27 Loan Agreement dated as of December 8, 1999, between Jennifer Convertibles, Inc. and Klaussner Furniture Industries, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.
10.28 Stock Option Agreement dated as of December 8, 1999, between Harley J. Greenfield and Klaussner Furniture Industries, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.
10.29 Registration Rights Agreement, dated as of December 10, 1999, by Jennifer Convertibles, Inc. in favor of Harley J. Greenfield in connection with the Stock Option Agreement, dated as of December 8, 1999 incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.
10.30 Interim Operating Agreement dated as of July 6, 2001 by and between Jennifer Convertibles, Inc., a Delaware corporation ("JCI") and Jara Enterprises, Inc. ("Jara") incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.31 Omnibus Agreement dated as of July 6, 2001 by and between JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.32 Clarkstown Term Note in the amount of $54,525 made as of May 26, 2001 by Jara in favor of JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.33 Rudzin-Bronx Term Note in the amount of $43,496 made as of May 26, 2001 by Jara in favor of JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.34 Elmhurst Term Note in the amount of $5,234 made as of May 26, 2001 by Jara in favor of JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.35 Warehousing Transition Agreement dated as of July 6, 2001 by and among JCI, Jennifer Warehousing, Inc., a New York corporation ("JWI"), Jennifer Convertibles, Inc., a New York corporation ("JCI-NY") and Jennifer-CA Warehouse, Inc. ("JCA") incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.36 Warehousing Agreement dated as of July 6, 2001 by and among JCI, Jennifer Warehousing, Inc., a Delaware corporation and a wholly owned subsidiary of JCI ("New Warehousing") and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.37 Hardware Lease dated as of July 6, 2001 by and between JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.38 Software License Agreement dated as of July 6, 2001 by and among JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.39 Management Agreement and License dated as of July 6, 2001 by and among Jara, JCI, Jennifer Acquisition Corp. ("JAC") and Fred Love (with respect to Sections 3.3 and 4.2 only) incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.40 Purchasing Agreement dated as of July 6, 2001 by and between JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.41 Option Agreement dated as of July 6, 2001 by and among Jara, Fred J. Love and JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.42 L.P. Purchase Agreement dated as of July 6, 2001 by and among JCI, Jennifer Management III, Ltd., Jennifer Management IV Corp. and Jennifer Management V Ltd., and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

  (c)  Exhibits.
10.43 Indemnification Agreement dated as of July 6, 2001 by and among JCI and, with respect to Sections 11, 12 and 14 only: JWI; JCI-NY; JCA; and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.44 Side Letter re: Fairness Opinion dated as of July 6, 2001 by and between JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.45  Agreement dated as of July 6, 2001 by and between Harley
       J. Greenfield, Edward B. Seidner and JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
21.1   Subsidiaries, incorporated herein by reference to Exhibit
       22.1 to our Annual Report on Form 10-K for fiscal year ended August 27, 1994.

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

                              JENNIFER CONVERTIBLES, INC.


                              By:    /s/ Harley J. Greenfield
                                 Name:   Harley J. Greenfield
                                 Title:  Chairman of the Board
                                         and Chief Executive Officer

   Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

     NAME                          POSITION                   DATE

/s/Harley J. Greenfield    Chairman of the Board         November 21, 2001
Harley J. Greenfield       and Chief Executive
Harley J. Greenfield       Officer (Principal
                           Executive Officer)

/s/Edward B. Seidner       Director                      November 21, 2001
Edward B. Seidner

/s/Bernard Wincig          Director                      November 21, 2001
Bernard Wincig

/s/Edward Bohn             Director                      November 21, 2001
Edward Bohn

/s/Kevin J. Coyle          Director                      November 21, 2001
Kevin J. Coyle

/s/Rami Abada              President, Director,          November 21, 2001
Rami Abada                 Chief Operating Officer
                           And Chief Financial
                           Officer

               JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES


                  Index to Financial Statements




Independent Auditors'
Report   .....................................F-1

Consolidated Balance Sheets at August 25, 2001
 and August 26, 2000 .........................F-2

Consolidated Statements of Operations for
 the years ended August 25, 2001,
 August 26, 2000 and August  28,
  1999........................................F-3

Consolidated Statements of Retained
 Earnings (Capital Deficiency) for the
 years ended August  25, 2001,
 August 26, 2000, and August 28, 1999.........F-4

Consolidated Statements of Cash Flows
 for the years ended August  25, 2001,
 August  26,  2000   and   August   28,
 1999.........................................F-5

Notes to consolidated Financial Statements....F-6

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders

Jennifer Convertibles, Inc.
Woodbury, New York


   We have audited the accompanying consolidated balance sheets of Jennifer Convertibles, Inc. and subsidiaries as of August 25, 2001 and August 26, 2000, and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for each of the three years in the period ended August 25, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3, the Company has significant transactions with related parties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jennifer Convertibles, Inc. and subsidiaries as of August 25, 2001 and August 26, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 25, 2001, in conformity with accounting principles generally accepted in the United States of America.



Richard A. Eisner & Company, LLP

New York, New York
November 16, 2001

             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                    (in thousands, except for share data)


                    ASSETS
                  (SEE NOTE 5)
                                                   August 25,   August 26,
                                                     2001        2000
Current assets:
 Cash and cash equivalents                      $      11,155 $      6,384
 Commercial paper                                          0         3,025
 Accounts receivable                                      757          328
 Merchandise inventories                               12,660       11,064
 Due from Private Company, net
    of reserves of $4,811 and $4,826 at August
    25, 2001 and August 26, 2000, respectively          3,225        1,494
 Deferred tax asset                                       500
 Prepaid expenses and other current assets                557          450
      Total current assets                             28,854       22,745

Store fixtures, equipment and leasehold
improvements
     at cost, net                                       5,013        5,180
Deferred lease costs and other intangibles,               329          505
net
Goodwill, at cost, net                                  1,796        1,970
Other assets (primarily security deposits)                658          592
                                                 $     36,650  $    30,992


LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL
DEFICIENCY)

Current liabilities:
 Accounts payable, trade                         $     16,920  $    15,036
 Customer deposits                                      8,693        8,956
 Accrued expenses and other current liabilities         5,371        4,959
 Amounts payable under acquisition agreement                0          239
      Total current liabilities                        30,984       29,190

Deferred rent and allowances                            4,836        5,058
      Total liabilities                                35,820       34,248


Commitments and contingencies (Notes 9 and 10)

Stockholders' Equity (Capital Deficiency):
 Preferred stock, par value $.01 per share
     Authorized 1,000,000 shares
     Series A Convertible Preferred-10,000
     shares issued
     and outstanding at August 25, 2001 and
     August 26, 2000
     (liquidation preference $5,000)
     Series B Convertible Preferred-26,664
     shares issued
     and outstanding at August 25, 2001 and
     August 26, 2000
     (liquidation preference $133)
 Common stock, par value $.01 per share
     Authorized 10,000,000 shares; issued and
     outstanding 5,704,058 shares at August 25,
     2001 and August 26, 2000                              57           57
 Additional paid-in capital                            27,482       27,482
 Accumulated (deficit)                                (26,709)     (30,795)
                                                          830       (3,256)

                                                 $     36,650 $     30,992

            See Notes to Consolidated Financial Statements.

               JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                  Consolidated Statements of Operations
                    (In thousands, except share data)



                                     Year ended     Year ended    Year ended
                                     August 25,     August 26,    August 28,
                                        2001          2000         1999
                                     (52 weeks)     (52 weeks)    (52 weeks)

Net sales                              $129,065        $123,713     $109,284

Cost of sales, including store
occupancy,
warehousing, delivery and fabric
protection
(including charges from the Private
Company of
$4,976, $7,694, and $8,917,              83,289          78,323       71,607
respectively)
Selling, general and administrative      39,850          38,645       35,890
expenses

Provision for losses (recovery) of
amounts due from Private Company              0             107          (42)

(Income) loss from store closings           (80)             10           (9)

Depreciation and amortization             1,854           1,691        1,668
                                        124,913         118,776      109,114

Operating income                          4,152           4,937          170

Other income (expense):
  Royalty income (expense), net            (166)            259          388
     (including $300
     paid to the private company)
  Interest income                           466             358          171
  Interest expense                          (83)            (82)        (106)
  Other income, net                           8             112          150
                                            225             647          603

Income before income taxes                4,377           5,584          773

Income taxes                                291             804          403

Net income                               $4,086          $4,780         $370



Basic income per common share             $0.72           $0.84        $0.06

Diluted income per common share           $0.57           $0.66        $0.05

Weighted average common shares
  outstanding basic                   5,704,058       5,704,058    5,701,559
  income per share

Effect of potential common share
issuance:
       Stock                             51,378          63,300       22,077
       options
       Convertible                    1,443,164       1,443,164    1,430,722
        preferred stock

Weighted average common shares
outstanding diluted                   7,198,600       7,210,522    7,154,358
income per share

                                 See Notes to the Consolidated Financial
                                             Statements.

                               JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                   Consolidated Statements of Stockholders' Equity (Capital Deficiency)
                     Years Ended August 25, 2001, August 26, 2000 and August 28, 1999
                                     (In thousands, except share data)


                                 Preferred       Preferred
                                  stock            stock
                                 Series A         Series B      Common Stock
                                                                                  Additional  Notes receivable
                              Shares   Par     Shares   Par     Shares      Par     paid-in    from warrant   Accumulated
                                       Value           Value               Value    capital       holders      (deficit)     Totals


Balances at August 29, 1998   10,000     -       -       -     5,700,725     57      27,710        (270)         (35,945)   (8,448)


Write off of notes receivable
   from warrant holders         -        -       -       -          -        -         (270)        270             -         -

Exercise of stock options       -        -       -       -         3,333      0           6          -              -           6


Purchase of stock options       -       -        -       -          -        -          (75)         -              -          (75)

Issuance of Series B Preferred
   Stock                        -       -      26,664    -          -        -          111          -              -          111


Net income                      -       -        -       -          -        -           -           -               370       370

Balances at August 28, 1999   10,000    0      26,664    0     5,704,058     57      27,482          0           (35,575)   (8,036)

Net income                      -       -                                                                          4,780     4,780

Balances at August 26, 2000   10,000    0      26,664    0     5,704,058 $   57    $ 27,482   $      0         $ (30,795)  $(3,256)

Net income                                                                                                         4,086     4,086

Balances at August 25, 2001   10,000    0      26,664    0     5,704,058 $   57    $ 27,482   $      0         $ (26,709)  $   830










3105:
                              See Notes to Consolidated Financial Statements.
3102:
                                                    F-4
3104:

                                    JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

                                              Consolidated Statements of Cash Flows
                                                         (in thousands)

                                                Year Ended      Year Ended       Year Ended
                                                August 25,      August 26,       August 28,
                                                   2001            2000             1999
                                                (52 weeks)      (52 weeks)       (52 weeks)

Cash flows from operating activities:
Net income                                         $4,086          $4,780            $370
Adjustments to reconcile net income
  to net cash provided by operating
activities:
  Depreciation and amortization                     1,854           1,691           1,668
  Provision for warranty costs                         50              46             100
  Provision for fabric protection costs               440               0               0
  (Income) loss from store closings                   (80)             10              (9)
  Deferred rent                                      (222)           (186)           (313)
  Deferred tax benefit                               (500)              0               0
(Recovery of) provision for losses on
  amounts due from
  Private Company                                     (15)            107             (42)
Changes in operating assets and liabilities
   (net of effect from
  purchase of licensee):
  Merchandise inventories                          (1,596)         (1,224)            384
  Prepaid expenses and other current assets          (107)            150            (208)
  Accounts receivable                                (429)           (212)            469
  Due from Private Company                         (1,716)           (312)           (541)
  Other assets, net                                   (64)            139              81
  Accounts payable trade                            1,884               0             113
  Customer deposits                                  (262)           (171)          1,865
  Accrued expenses and other payables                   3             350            (428)
Net cash provided by operating activities           3,326           5,168           3,509

Cash flows from investing activities:
 Capital expenditures                              (1,362)         (1,130)           (743)
 Deferred leases costs and other intangibles           21            (232)              0
 Payments of amounts payable under                   (239)           (461)              0
   acquisition agreement
 Acquisition of Southeastern Florida Holding
   Company, net of $20 cash received                    0            (780)              0
 Proceeds from (purchase of) commercial             3,025          (3,025)              0
   paper
Net cash provided by (used in) investing            1,445          (5,628)           (743)
activities

Cash flows from financing activities:
  Payments of obligations under capital                 0             (63)           (243)
   leases
Net cash (used in) financing activities                 0             (63)           (243)


Net increase (decrease) in cash and cash            4,771            (523)          2,523
equivalents

Cash and cash equivalents at beginning of           6,384           6,907           4,384
year

Cash and cash equivalents at end of year          $11,155          $6,384          $6,907


Supplemental disclosure of cash flow
information:

Income taxes paid                                  $1,146            $484            $418

Interest paid                                         $83             $82            $106

Supplemental disclosure of non-cash
financing activities:

Issuance of Series B Preferred Stock-in
 settlement of liability                                                             $111
Acquisition of Limited Partnership interest
 and stock options through the issuance of
 notes payable                                                                       $699


    See Notes to Consolidated Financial
                Statements.

                                          F-5

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)
(1)  Business

    The consolidated financial statements include the accounts of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and as described below, certain licensees. The Company is the owner and licensor of domestic sofabed specialty retail stores that sell a complete line of sofabeds and companion pieces such as loveseats, chairs and recliners, and specialty retail stores that sell leather living room furniture. As of August 25, 2001 and August 26, 2000, respectively, 112 and 102 Company-owned stores operated under the Jennifer Convertibles and Jennifer Leather names.

   The Company licensed stores to limited partnerships ("LP's") of which a subsidiary of the Company is the general partner. The LP's have had cumulative losses since inception and the Company has made advances to fund such losses. The Company has control of the LP's and, as a result, consolidates the accounts of the LP's in its financial statements. Included in the Company's Consolidated Statements of Operations are the losses of the LP's in excess of the limited partners' capital contributions. As of August 25, 2001 and August 26, 2000, respectively, the LP's operated 48 and 46 stores under the Jennifer Convertibles name.

   The Company had also licensed stores to parties, certain of which may be deemed affiliates ("Unconsolidated Licensees"). Under the applicable license agreements, the Company is entitled to a royalty of 5% of sales. As of August 25, 2001 and August 26, 2000, respectively, 3 stores were operated by such Unconsolidated Licensees and the results of their operations are not included in the consolidated financial statements. In addition, as of August 25, 2001, 3 stores from which the Company is entitled to royalties, are owned or operated by the Private Company (see below).

   Also not included in the consolidated financial statements are the results of operations of 25 owned stores and three licensed stores referred to above operated by a company (the "Private Company") which is owned by a principal stockholder who is also the brother-in-law of the Company's Chairman of the Board and Chief Executive Officer. Until November 1994, the Private Company was owned by three of the officers/directors/principal stockholders of the Company. In November 1994, the Private Company redeemed the stock in the Private Company of two of the principal stockholders (Harley Greenfield and Edward Seidner) for notes in the amount of $10,273 which are due in 2023 and are collateralized by the assets of the Private Company and a pledge of the remaining stockholder's stock in the Private Company to secure his personal guarantee of the notes. In connection with such transaction, Fred Love, the remaining principal stockholder, granted Messrs. Greenfield and Seidner options expiring in November 2004 to purchase the 585,662 shares of the Company's Common Stock owned by him and the Private Company for $15.00 per share.

   As more fully discussed in Note 3, the Company, the LP's, the Private Company and the Unconsolidated Licensees have had numerous transactions with each other. Further, the Company had made advances to the Private Company which have been substantially reserved for. In July 2001, the Company and the Private Company entered into a series of agreements which change significantly the way they operate with each other and, subject to certain conditions being satisfied, will result, among other things, in the LPs becoming wholly-owned by the Company. Because of the numerous related party transactions, the results of operations are not necessarily indicative of what they would be if all transactions were with independent parties.

  (2)  Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Jennifer Convertibles, Inc., its subsidiaries and the LP's. A subsidiary of the Company is the general partner of each of the LP's.

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)

Fiscal Year

    The Company has adopted a fiscal year ending on the last
Saturday in August which would be either 52 or 53 weeks long.

Cash and Cash Equivalents

    The Company considers all short-term, highly liquid instruments with a maturity of three months or less to be cash equivalents.

Commerical Paper

    Commercial paper is carried at amortized cost, which approximates market.

Merchandise Inventories

    Merchandise inventories are stated at the lower of cost
(determined on the first-in, first-out method) or market and are physically located, as follows:

                   8/25/01  8/26/00
   Showrooms        $6,077   $5,364
   Warehouses        6,583    5,700
                   $12,660  $11,064

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

Goodwill

    Goodwill consists of the excess of cost of the Company's investments in certain subsidiaries over the fair value of net assets acquired. Impairment is assessed based on undiscounted cash flows of the related stores. Goodwill is being amortized over periods of ten to forty years from the acquisition date using the straight-line method. Accumulated amortization at August 25, 2001 and August 26, 2000 amounted to $476 and $302, respectively.

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accountants Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has elected to adopt this standard as of the beginning of its fiscal year ending August 24, 2002. Application of the non amortization provision is expected to result in an increase in net income of $174 ($0.02 per share) per year. During fiscal 2002, the Company will perform the first required impairment tests of Goodwill as of August 25, 2001 and has not yet determined what effect of this test would be on

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)



the earnings and financial position of the Company. Should management determine that goodwill is impaired, the impairment charge will be reflected as a cumulative effect of a change in accounting principle.

Deferred Lease and Other Intangible Costs

    Deferred lease costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease.

Deferred Rent and Allowances

    Pursuant to certain of the Company's leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and work allowances granted by the landlord. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases reduced by work allowances granted, on a straight-line basis, over the respective lease term. Accordingly, the Company has recorded deferred rent and allowances of $4,836 and $5,058 at August 25, 2001 and August 26, 2000, respectively.

Revenue Recognition

    Sales are recognized upon delivery of the merchandise to the customer. A minimum deposit of 50% is typically required upon placing a non-financed sales order. The Company also finances sales and sells financed receivables on a non-recourse basis to a finance company. Fees paid to the finance company are included in selling, general and administrative expenses.

Income Per Share

    Basic income per common share is computed by dividing the net income after reduction for preferred stock dividends of $9, 9 and $7 in 2001, 2000 and 1999, respectively, by the weighted average number of shares of common stock outstanding during each period. Diluted income per share reflects, the dilutive effect of the assumed conversion of Convertible Preferred Stock and exercise of options. For fiscal year ended August 25, 2001, options of 549,016 shares, which are not dilutive, are not included in the calculation of diluted income per share.

Advertising

    The Company advertises in newspapers, radio and on television. Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses for the years ended August 25, 2001, August 26, 2000 and August 28, 1999 aggregated $14,084, $13,163 and
$11,699, respectively, net of amounts charged to the Private Company and Unconsolidated Licensees (see Note 3).

Warranties

    Estimated warranty costs are expensed in the same period that sales are recognized.

Concentration of Risks

   The Company purchased inventory from two suppliers under normal or extended trade terms amounting to 71% and 18% of inventory purchases during fiscal 2001, 77% and 8% of inventory purchases during fiscal 2000 and 77% and 8% of inventory purchases during fiscal 1999, respectively.

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)



   The Company utilizes many local banks as depositories for cash receipts received at its showrooms. Such funds are transferred daily to a concentration account maintained at one commercial bank. At August 25, 2001 and August 26, 2000, amounts on deposit with this one bank totaled 95% and 88% of total cash, respectively.

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

Segment Information

    SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 permits operating segments to be aggregated if they have similar economic characteristics, products, type of customers and methods of distribution. Accordingly, the Company's specialty furniture stores are considered to be one reportable operating segment.

Pre-Opening Costs

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities to be expensed as incurred. SOP 98-5 became effective for the year ended August 26, 2000. The adoption of SOP 98-5 did not have a material effect on the Company's financial statements for the year ended August 25, 2001 and August 26, 2000.

(3)  Related Party Transactions

   (a)  New proposed agreements and Interim Operating Agreement

   In July 2001, the Private Company and the Company entered into a series of agreements designed to settle the derivative litigation among the Private Company, certain of the Company's current and former officers and directors and former accounting firms and the Company (see Note 10). Effectiveness of the agreements is subject to certain conditions, including court approval and receipt by the Company of a fairness opinion or appraisal. The Company also entered into an Interim Operating Agreement effective as of May 27, 2001 designed to implement certain of the provisions of the settlement agreements prior to court approval. If for any reason the court fails to approve the settlement and there is no appeal, the Interim Operating Agreement would terminate. In such case, everything would go back to the way it was before such agreement was signed except that the Company would have a license to continue to operate the stores it opens in New York for a royalty of $400 per year plus 5% of net sales in New York, except for sales of leather furniture and from certain of the older New York stores owned by the Company.

   The material terms of the settlement agreements are as follows:

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)

     Pursuant to a Warehouse Transition Agreement, the Private Company will transfer the assets related to the warehouse system currently operated by the Private Company to the Company and the Company will become responsible for the leases and other costs of operating the warehouses. Pursuant to computer hardware and software agreements, the Company will also assume control of, and responsibility for, the computer system used in the operations of the warehouse systems and stores while permitting the Private Company access to necessary services. Pursuant to a Warehousing Agreement, the Company will be obligated to provide warehouse services to the Private Company of substantially the type and quality it provided to the Company. During the first five years of the agreement, the Company will receive a warehousing fee of 2.5% on the net sales price of goods sold by the Private Company up to $27,640 of sales and 5% on net sales over $27,640. After five years, the Company will receive a warehousing fee of 7.5% of all net sales by the Private Company. In addition, during the full term of the agreement, the Company will receive a fee for fabric protection and warranty services at the rate the Company was being charged, subject to increase for documented cost increases. For the fiscal year ended August 25, 2001 charges (reducing cost of sales) to the Private Company for fabric protection services amounted to $585 and warehousing fees amounted to $148.

   Pursuant to a Purchasing Agreement, the Company will continue to purchase merchandise for the Company and the Private Company on substantially the same terms as currently, except that the Private Company will have 85 days to pay amounts due.

   The Company will also receive, for no cost, the limited partnership interests in LPs currently operating 48 stores. The Company currently owns the general partnership interest in such LPs. As described in Note 2, the operations of these stores are currently included in the consolidated financial statements.

   The Company has previously granted the Private Company a perpetual, royalty-free license to use and to sublicense and franchise the use of trademarks in the State of New York. The license is exclusive in such territory, subject to certain exceptions. Under a Management Agreement and License, the Company will be responsible for managing the sales of the Private Company's stores so that the stores will be substantially the same as the Company's own stores, provided the Private Company is not obligated to spend more than $25 per store or $100 in any 12-month period on maintenance and improvements to its stores. If the Private Company's sales exceed $27,640 in a year, the Company will receive a management fee of 48% of the excess in the first two years, and thereafter, 10% of such excess up to $29,640 and 48% of any excess over $29,640. The Company will also have the right to open an unlimited number of stores in New York in exchange for a royalty to the Private company of $400 per year, which will also cover the stores recently opened in New York.
For the fiscal year ended August 25, 2001, the Company paid the Private Company a royalty of $100.

   Because the Company may negatively impact the Private Company's sales by opening additional stores within the state of New York and because the Company will be managing the Private Company's stores, the Company agreed to pay the Private Company 10% of the amount by which their yearly net sales for any 12 month period commencing January 1, 2002 are below $27,640, provided that if their yearly net sales fall below $26,000, the Company will pay the Private Company 15% of such shortfall amount, provided further that such amounts together with amounts the Company may pay for advertising if the Private Company's sales drop below $27,640 shall not, in the aggregate, exceed $2,700 in any 12 month period. Messrs. Greenfield and Seidner, officers, directors and principal stockholders of the Company, have agreed to be responsible for up to an aggregate of $300 of amounts due under these provisions in each year.

   The Private Company has the right to close stores and, if it does, the Company has the right to purchase them for the cost of the related inventory (typically, approximately $50) and, subject to obtaining any necessary landlord's consent, continue the operations of the stores for the Company's own account. The closing of stores by the Private Company does not affect the Company's obligation to pay the Private Company for shortfalls in its sales.

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)



   The Private Company is to contribute $126 per month to advertising, provided that such amount is to be reduced by the lesser of $80 or 1% of the Company's sales in New York (other than sales of leather furniture and sales from six stores in New York which the Company has owned for many years). In addition, subject to certain exceptions, if the Private Company's sales in any 12 month period commencing January 1, 2002, are less than $27,640 the Company will pay the Private Company (or reduce the advertising payment it owes the Company) by an amount equal to 50% of the amount by which its sales are below $27,640 provided that the amount of such reduction in any 12-month period, plus any payments of the 10-15% with respect to sales shortfalls as described above, will not exceed $2,700 in the aggregate. For the fiscal year ended August 25, 2001 charges (reducing selling, general and administrative expenses) to the Private Company for advertising amounted to $368.

   The Management Agreement and License expires in 2049 and may be terminated by an arbitrator for material breach. The Management Agreement also terminates upon purchase by the Company of the Private Company's stores pursuant to the Option Agreement described below. If terminated for a reason other than a purchase, the Company would be obligated not to sell furniture other than leather furniture in New York, except certain counties and, accordingly, would have to either sell the Company's Jennifer Convertibles stores to the Private Company, close them or convert them to Jennifer Leather stores. In addition, in case of such termination the Company would have to make up certain shortfalls, if any, in the Private Company sales in cash or by delivery of stores in New York meeting certain sales volume requirements.

   In settlement of certain disputes as to amounts due from the Private Company, all of which have been fully reserved, the Private Company will execute three notes to the Company in the aggregate principal amount of $2,600, including a note in the principal amount of $200 due over three years and bearing interest at 6% per annum, a note in the principal amount of $1,400 due over five years and bearing interest at 6% per annum and a note in the principal amount of $1,000 due over five years without interest.

   Pursuant to an Option Agreement, the Company will receive the option to purchase the assets relating to Private Company's stores for a period of 10 years beginning on the tenth anniversary of entering into the Definitive Agreements at a purchase price starting at $8,125, plus the assumption of approximately $5,000 principal amount of notes due to Messrs. Greenfield and Seidner, and declining over the term of the option.

   A monitoring committee will be set up to review, on an on-going basis, the relationships between the Private company and the Company in order to avoid potential conflicts of interest between the parties. The monitoring committee will remain in effect for five years after the approval of the settlement by the court.

   As of August 25, 2001, the Private Company owed the Company $3,225 for current charges for fiscal 2001, which have since been fully paid. Amounts owed by the Private Company as of August 25, 2001, which consist of unpaid amounts from fiscal 1996 and prior years totaling $4,811, are reserved against in the accompanying consolidated financial statements due to uncertain collectibility.

    (b) Previous Agreements

   Prior to the Interim Operating Agreement, the following agreements were in effect through May 26, 2001:

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)

   The Private Company provided services to the Company and the LP's relating to distribution, inventory control reporting and data processing pursuant to a warehouse agreement which expired on May 26, 2001,. The Company and LP's, which utilized warehouse and distribution facilities leased and operated by the Private Company, paid a monthly warehousing fee based on 5% of the retail sales prices and a portion of fabric protection revenue collected from customers, excluding sales from stores opened after July 1, 1999. On February 9, 1999, the Company entered into an amendment to the warehouse agreement which reduced the monthly warehousing fees by $150 through February 26, 2001. In connection therewith, the Company assumed certain payroll costs previously paid by the Private Company. Additionally, the Private Company provided fabric protection and warranty services at pre-determined rates. The Company's cost of sales includes these charges. Revenue from customers for fabric protection services is included in net sales. Indicated below are the amounts charged by the Private
Company:

                         Years Ended
                   8/25/01  8/26/00  8/28/99

Included in Cost
of Sales:
Freight               $0    $1,282   $2,363
Fabric protection  1,638     2,300    2,292
services
Warehousing fees   3,338     4,112    4,262

  Total           $4,976    $7,694   $8,917

 The Company had been paying the Private Company for freight charges based on quoted freight rates for arranging delivery of the Company's merchandise up until April 2000 at which time the Company assumed responsibility for freight.

   The Company has assumed the responsibility from the Private Company for purchasing merchandise for itself, the LP's, the Unconsolidated Licensees and the Private Company. During the years ended August 25, 2001, August 26, 2000 and August 28, 1999, approximately $12,027, $10,537, and $11,646, respectively, of inventory at cost (before rebates) was purchased by the Private Company and the Unconsolidated Licensees through the Company.
The Company receives the benefit of any vendor discounts and allowances in respect of merchandise purchased by the Company on behalf of the LP's and certain other licensees. The Private Company receives the benefit of any discounts refunded or credited by suppliers in respect of merchandise purchased by the Private Company through the Company. Benefits to the Private Company on account of discounts aggregated $380, $444 and $619 for the fiscal years ended August 25, 2001, August 26, 2000 and August 28, 1999, respectively.

   The Company has assumed the responsibility of advertising for itself, the LP's, the Unconsolidated Licensees and the Private Company. Under the arrangement, the Private Company and Unconsolidated Licensees are charged a share of advertising costs. Such charges aggregated $1,700, $1,800, and $2,240 for the years ended August 25, 2001, August 26, 2000 and August 28, 1999, respectively.

   Two executive officers of the Company and a relative of one of the officers, own or owned interests in 5 Unconsolidated Licensee stores. In March 2000, 3 of the stores were acquired by the Private Company. Royalty income from the 3 stores amounted to $134, $259 and $388 for the fiscal years ended 2001, 2000, and 1999, respectively.

   A director (and stockholder) of the Company received approximately $166, $158, and $153 in legal fees in the fiscal years ended in 2001, 2000, and 1999, respectively.

   See Note 5 for transactions with Klaussner.

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)

  (4)  Store Fixtures, Equipment and Leasehold Improvements



                            8/25/01 8/26/00
Automobiles                 $   0   $  68

Store fixtures and          5,581   5,529
furniture
Leasehold improvements      7,427   6,402
Computer equipment and      1,455   1,262
software

                           14,463  13,261
Less:  Accumulated         (9,450) (8,081)
depreciation and
amortization

                           $5,013  $5,180

  (5)  Transactions with Klaussner:

     The Company and Klaussner Furniture Industries Inc. ("Klaussner"), the Company's largest supplier and the owner of the outstanding shares of the Series A convertible preferred stock, have executed a Credit and Security Agreement that effectively extends the payment terms for merchandise shipped from 60 days to 81 days and provides Klaussner with a security interest in all the Company's assets, including accounts receivable, inventory, store fixtures and equipment, as well as the assignment of leaseholds, trademarks and a license agreement to operate the Company's business in the event of default and non-payment. The Company has agreed to pay Klaussner a late payment fee of .67% per month times the sum of all invoices outstanding for more than 60 days at each month end. At August 25, 2001 and August 26, 2000, the Company owed Klaussner $8,180 and $9,427, respectively, no portion of which exceeded the 60 day payment terms. The Company purchased approximately 71% (2001), 77%
(2000) and 77% in 1999 of its inventory from Klaussner.

   Purchase allowances of $1,611 (2001), $2,101 (2000) and $1,889
(1999) were obtained from Klaussner which reduced cost of goods sold.

   On December 11, 1997, the Company sold to Klaussner 10,000 shares of Series A Preferred Stock for $5,000. These shares are non-voting, have a liquidation preference of $5,000, do not pay dividends (except if declared on the common stock) and are convertible into 1,424,500 shares of the Company's common stock. In addition, as long as Klaussner owns at least 10% of the Company's outstanding common stock, assuming conversion, it has the right of first refusal to purchase any common stock or equivalents to be sold by the Company at less than $3.51 per share. In connection therewith and as a result of the Company granting options to employees to purchase shares of common stock at $2.00 per share, on January18, 2001, the Company granted Klaussner options to purchase 18,730 shares of common stock at an exercise price of $2.00 per share. The options expire in January of 2011.

    On December 8, 1999, Klaussner entered into an agreement with the Company in which it agreed, subject to certain conditions, to loan $150 for each new store approved by Klaussner. The agreement provides that the maximum aggregate amount of the loans will be $1,500 (10 stores). Each such loan will be evidenced by a three year note, bearing interest at the then LIBOR rate for three month loans plus 3%. Payment of the notes may be accelerated under certain conditions, including the closing of the store funded by the related loan or if the Company is not purchasing at least 50% by dollar volume of their upholstered furniture from Klaussner. As additional consideration, the Company has agreed to pay an additional premium on furniture purchased from Klaussner to satisfy orders originating from new stores funded by these loans. Such premium would be 3% of the customary cost of such merchandise until the note is paid in full and would decrease to 2% for the 10 years after the note is paid. Such premium payments would cease after such 10 year period. As of August 25, 2001, no amounts have been borrowed by the Company under the agreement.

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)

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

   (6)    Income Taxes

    Components of income tax expense are as follows:

                                  Years Ended
                           8/25/01  8/26/00  8/28/99
Current:
     Federal                $102      $100     $-0-
     State                   689       704      403

Deferred
     Federal             (a)(425)      -0-      -0-
     State               (a) (75)      -0-      -0-

                            $291      $804     $403

   (a) Represents reduction of beginning of the year balance of the valuation allowance for the deferred tax asset.

   Expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

                                  Years Ended
                            8/25/01 8/26/00  8/28/99

"Expected" tax expense      34.0%    34.0%     34.0%
Increase (reduction) in
taxes resulting from:
State and other income tax, 16.5%     8.4%     34.4%
net of federal income tax
benefit
Non-deductible items         1.7%     2.1%      6.8%
Other                        4.1%     0.9%      1.1%
Reduction of valuation
allowance to recognize
estimated future year      (11.5)%
benefit of carryforward and
deductible temporary
differences
Utilization of net         (38.1)%  (31.0)%   (24.2)%
operating loss
carryforwards

                             6.7%    14.4%     52.1%

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)



   The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:


                                   8/25/01   8/26/00    8/28/99
Deferred tax assets:                           (a)

Federal and state net operating    $5,328    $6,754     $5,753
loss carryforwards
Reserve for losses on loans and     1,485     2,158      2,727
advances
Accrued partnership losses            -         -           41
Deferred rent expense               1,934     2,023      1,231
Inventory capitalization              283       253        253
Other expenses for financial          660       557        506
reporting, not yet deductible
for taxes

Total deferred tax assets,          9,690    11,746     10,511
before valuation allowance
Less:  Valuation allowance         (7,912 ) (10,082)    (8,832)

Total deferred tax assets          $1,778    $1,665     $1,679

Deferred tax liabilities:

Excess of book over tax basis of   $1,278    $1,601     $1,552
store fixtures, equipment and
leasehold improvements
Other

Total deferred tax liabilities

Net deferred tax assets              $500      $-0-       $-0-

   (a)    Restated from amounts previously reported.

   A valuation allowance has been established to offset a portion of the deferred tax asset as the Company has not determined that it is more likely than not that the available net operating loss carryforward or deductible temporary differences will be utilized. During the years ended August 25, 2001, August 26, 2000 and August 28, 1999, the valuation allowance (decreased)/increased by $(2,170), 1,250, and ($187). The reduction of the valuation allowance in fiscal year 2001 includes a $500 reduction of the beginning of the year balance resulted from a change in judgment about the utilization of the net operating loss carryforwards and deductible temporary differences in future years due to the Company's operating profits during fiscal 2001 and its anticipation of future taxable income.

   As of August 25, 2001, the Company has a net operating loss carryforward for federal income tax purposes of approximately
$13,000, expiring $6,000 in the year 2011, $6,000 in the year
2012 and $1,000 in the year 2018.

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

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)



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

   On August 20, 1999, the Company purchased the limited partner's interest in the Chicago Partnership, and options, which were due to expire in 2001, to purchase 1,200,000 shares of common stock (held by a former consultant to the Company who is related to the limited partner) at $8.00 per share. The aggregate purchase price for the partnership interests and options was $699. The purchase price was paid, $252 in cash on September 1, 1999 and the balance of $447 by issuance of a note bearing interest at 3% over prime and payable in two installments of $223 on February 1, 2000 and September 1, 2000. As of September 1, 2000, the note has been paid in full. The portion of the purchase price ($624) allocated to the purchase of the limited partnership interest was charged to goodwill and the portion ($75) allocated to the purchase of the option was charged to additional paid-in capital.

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

  (8)  Stock Option Plans

    In November 1986, the Company adopted an Incentive and Non-Qualified Stock Option Plan (the "1986 Plan") under which 150,000 shares of Common Stock were reserved for issuance to selected management and other key employees of the Company. The Amended and Restated 1991 Incentive and Non-Qualified Stock Option Plan (the "1991 Plan" and together with the 1986 Plan hereinafter referred to as the "Plans") was adopted by the Company in September 1991 and amended in April 1992. Under the 1991 Plan, 700,000 shares of Common Stock were reserved for issuance to selected management and other key employees of the Company. In May 1997, the Company adopted the 1997 Stock Option Plan, under which 500,000 shares of Common Stock were reserved for issuance. As of August 25, 2001 no options have been granted under the plan. The are substantially similar. The exercise price with respect to qualified incentive options may not be less than 100% of the fair market value of the Common Stock at the date of grant.

   From time to time, the Company grants additional stock options outside of the Plans to individuals or entities in recognition of contributions made to the Company.

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)

   Additional information with respect to the Company's stock options under and outside the Plans is as follows:

                             Options         Exercisable Options



                       Number of   Weighted  Number of   Weighted
                        Shares     Average     Shares    Average
                                   Exercise              Exercise
                                    Price               Price Per
                                   Per Share               Share

Outstanding at        1,358,380      $3.84      738,670    $5.33
8/29/98
Exercised                (3,333)     $2.00
Canceled                 (1,000)     $2.00
Expired
Outstanding at        1,304,047      $3.80      970,661    $4.39
8/28/99
Granted                 697,047      $2.76
Canceled
Outstanding at        1,605,047      $2.80      998,656    $2.91
8/26/00
Granted                 601,730      $3.47
Canceled
Outstanding at        2,191,777      $2.99    1,225,349    $2.89
8/25/01

     As of August 25, 2001, the number of shares of Common Stock reserved for options available for grant under the Plans was 19,953 and the weighted average remaining contractual life of the outstanding options is 7.4 years.

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

                                 2001   2000    1999
Net Income:
As reported                     $4,086  $4,780    $370
Pro forma under SFAS 123        $3,942  $4,406    $ 17
Basic income per share:
As reported                      $0.72   $0.84   $0.06
Pro forma under SFAS 123         $0.69   $0.77   $0.00
Diluted income per share:
As reported                      $0.57   $0.66   $0.05
Pro forma under SFAS 123         $0.55   $0.61   $0.00

   The weighted average fair value on the date of grant of options granted is estimated at $0.39 and $0.59 in 2001 and 2000, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                   2001           2000

Risk-free interest rate         4.42-5.86%        5.10%
Expected life of options                5            5
Expected stock price volatility     24-31%          40%
Expected dividend yield                 0%           0%

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)

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

  (9)  Commitment and other

Leases

      The Company and LP's lease retail store locations under operating leases for varying periods through 2016 which generally are renewable at the option of the lessee. Certain leases contain provisions for additional rental payments based on increases in certain indexes. Future minimum lease payments for all non-cancelable leases with initial terms of one year or more consisted of the following at August 25, 2001:

     Year Ending August
2002                    $15,315
2003                     13,603
2004                     11,661
2005                      7,579
2006                      5,231
Thereafter
                        $70,016

   Rental   expense   for  all  operating  leases   amounted   to
approximately $17,268, $15,101, and $13,661, net of sublease income of $221, $196, and $184, for the years ended August 25, 2001, August 26, 2000 and August 28, 1999, respectively.

Certain Limited Partnership Agreements

     In 1992, the Company entered into three additional Limited Partnership Agreements (the "Agreements") which required the limited partners to invest $1,000 in each partnership. The Agreements called for the opening of 25 Jennifer Convertible stores in each partnership. Under the terms of the Agreements, the Company was to receive a fee of $10 per store, plus a royalty of 5% of the partnership's sales. The Company has recorded the operating losses of the LP's in excess of the limited partners capital contributions in the Consolidated Statements of Operations (see Note 1). As part of the Agreements, the Company received options to purchase the limited partners' interest commencing January 1999 at a price of five times the partnership's earnings before income taxes for the prior year, as defined. Also, pursuant to the Agreements, the limited partners can put their interest to the Company for either 100,000 shares of stock of the Company or $1,000 compounded at 25% if there is a change in management, as defined, through the year 2002.

   On December 31, 1996, the Private Company acquired the limited partners' interests in these partnerships. Subject to court approval of the settlement agreements described in Note 3, the Company will acquire such interests from the Private Company at no cost and the LPs will be wholly-owned by the Company.

Letters of Credit

     The Company's private label credit card program initially required the Company to issue $1,200 in standby letters of
credit.   The  Private Company participated in this  program  and
provided 25% of the cash needed to fund standby letters of credit. Such letters of credit were terminated in November 2000, when the Company achieved certain specified levels of profitability.

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)

Employment Agreements

     On  August  15,  1999, the Chief Executive  Officer  of  the
Company entered into a five-year employment agreement with a base salary of $400 per annum. The agreement provides for bonuses based on earnings and revenues.

   On August 15, 1999, the President, Chief Financial Officer and Chief Operating Officer of the Company entered into a five year employment agreement with a base salary of $400 per annum for the first three years and $500 per annum thereafter. The agreement provides for bonuses based on earnings and revenues and also provides for a grant of options to acquire 300,000 shares of common stock at an exercise price of $3.51 per share (which exceeded the fair market value at date of grant) vesting over three years. Such options were granted during fiscal 2000.

Accrued Expenses and Other Current Liabilities

      The components of accrued expenses and other current liabilities are:

                                 8/25/01   8/26/00

Advertising                      $929       $722
Payroll                         1,210      1,325
Legal                             101         43
Accounting                        190        199
Store closings                      0         80
Litigation settlement costs       279        279
Sales tax                       1,057        712
Warranty                          500        450
Fabric protection                 440          0
Income tax                         66        420
Freight                            75         96
Other

                               $5,371     $4,959

  (10) Litigation

    Between December 6, 1994 and January 5, 1995, the Company was served with eleven class action complaints and six derivative action lawsuits which deal with losses suffered as a result of the decline in market value of the Company's stock as well as the Company having "issued false and misleading statements regarding future growth prospects, sales, revenues and net income". In addition, the complaints in these actions assert various acts of wrongdoing by the defendants, including the Private company and current and former officers and directors of the Company as well as claims of breach of fiduciary duty by such individuals.

   On November 30, 1998, the court approved the settlement of class action litigation. The settlement provided for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7,000 in cash and Preferred Stock having a value of $370. The cash portion of the settlement was funded entirely by insurance company proceeds. The Company issued 26,664 shares of Series B Preferred Stock, convertible into 18,664 shares of the Company's Common Stock, based on valid proofs of claims actually filed. These shares are non-voting, have a liquidation preference of $5.00 per share ($133) and accrue dividends at the rate of $.35 per share

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)



per annum (cumulative unpaid dividends of $26 at August 25, 2001. The preferred stock is convertible at the option of the Company at any time after the Common Stock trades at a price of at least $7.00 per share. Estimated settlement costs had been accrued in a prior year and, accordingly, $110 of the excess of the accrual relating to both the class and the derivative actions has been credited to other income, net in the year ended August 28, 1999 and the $279 balance of the accrual is included in accrued expenses for estimated remaining legal fees in connection with the derivative litigation.

   As described in Note 3, on July 6, 2001 the Company entered into settlement agreements as to the derivative litigation, subject to court approval of such settlement and certain other conditions.