Form 10-Q
period 2001-11-24
JENNIFER CONVERTIBLES INC
filed 2002-01-08
CIK 806817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D C.  20549
                            FORM 10-Q

     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended November 24, 2001

                               or

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

Indicate the number of shares outstanding of the issuer's common stock as of January 7, 2002: 5,704,058

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                              Index




Part I - Financial Information

     Item I - Financial Statements

     Consolidated Balance Sheets at November 24, 2001
     (Unaudited) and August 25, 2001....................... 2

     Comparative Consolidated Statements of Operations
     (Unaudited) for the thirteen weeks ended
     November 24, 2001 and November 25, 2000............... 3

     Comparative Consolidated Statements of Cash Flows
     (Unaudited) for the thirteen weeks ended
     November 24, 2001 and November 25, 2000............... 4

     Notes to Unaudited Consolidated Financial Statements.. 5

     Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations.... 8

     Item 3 - Quantitative and Qualitative Disclosures about
          Market Risk..................................... 10

Part II - Other Information............................... 11

Signatures.................................................12

          PART I - FINANCIAL INFORMATION
           Item I - Financial Statements

          JENNIFER CONVERTIBLES, INC. AND
                 SUBSIDIARIES
            Consolidated Balance Sheets
       (In thousands, except per share
                     data)
ASSETS                                     November 24,    August
                                               2001       25, 2001
                                           (Unaudited)
Current assets:
  Cash and cash equivalents                      $8,676    $11,155
  Accounts receivable                               857        757
  Merchandise inventories                        12,000     12,660
  Due from private company and
   unconsolidated licensees,
   net of reserves of $4,797 and $4,811
   at November 24, 2001 and August 25, 2001,
   respectively                                   3,497      3,225
  Deferred tax asset                                500        500
  Prepaid expenses and other current
    assets                                          538        557

    Total current assets                         26,068     28,854

Store fixtures, equipment and leasehold
  improvements, at cost, net                      4,800      5,013
Deferred lease costs and other
  intangibles, net                                  294        329
Goodwill, at cost, net                            1,796      1,796
Other assets (primarily security
  deposits)                                         642        658


                                                $33,600    $36,650

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                       $12,243    $16,920
  Customer deposits                               9,319      8,693
  Accrued expenses and other current
    liabilities                                   5,468      5,371

  Total current liabilities                      27,030     30,984

Deferred rent and allowances                      4,682      4,836

  Total liabilities                              31,712     35,820

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, par value $.01 per
    share, authorized 1,000,000 shares
   Series A convertible preferred -
    10,000 shares issued and
    outstanding (liquidation preference
    $5,000)
   Series B convertible preferred -
    26,664 shares issued and
    outstanding (liquidation preference
    $133)
  Common stock, par value $.01 per share,
    authorized 10,000,000 shares issued,
    5,704,058 shares outstanding at
    November 24, 2001 and August 25, 2001            57         57
  Additional paid in capital                     27,482     27,482
  Accumulated (deficit)                         (25,651)   (26,709)

                                                  1,888        830

                                                $33,600    $36,650

         See notes to the consolidated
             financial statements.

           JENNIFER CONVERTIBLES INC. AND
                    SUBSIDIARIES

             Consolidated Statements of
                     Operations
         (In thousands, except share data)
                    (Unaudited)
                                              Thirteen weeks ended
                                               November  November
                                               24, 2001  25, 2000
Net sales                                       $33,139    $32,882

Cost of sales, including store
occupancy, warehousing, delivery and fabric
protection                                       20,747     20,787

Selling, general administrative
expenses                                         10,680     11,564

Depreciation and amortization                       418        452

                                                 31,845     32,803

Operating income                                  1,294         79

Other income:
  Royalty income (expense)                          (67)        37
  Interest income                                    58        135
  Interest expense                                   (6)       (17)
  Other income (expense), net                        16        (18)

                                                      1        137

Income before income taxes                        1,295        216

Income taxes                                        237        133

Net income                                       $1,058        $83

Basic income per common share                     $0.19      $0.01

Diluted income per common share                   $0.15      $0.01

Weighted average common shares
outstanding basic income per share            5,704,058  5,704,058

Effect of potential common share
issuance:
   Stock options                                      -    147,263
   Convertible preferred stock                1,443,165  1,443,165

Weighted average common shares
  outstanding diluted income per share        7,147,223  7,294,486

See notes to the consolidated financial statements.

                 JENNIFER CONVERTIBLES INC. AND
                          SUBSIDIARIES

                 Consolidated Statements of Cash
                              Flows
                           (Unaudited)
                         (In thousands)
                                                       Thirteen weeks ended
                                                       November    November
                                                          24,        25,
                                                         2001        2000

  Net income                                            $1,058        $83
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
     Depreciation and amortization                         418        452
     Deferred rent                                        (154)       (69)
     Recovery of amounts due from Private Company          (15)         0
  Changes in operating assets and liabilities:
    Merchandise inventories                                660     (1,455)
    Prepaid expenses and other current assets               20        (41)
    Accounts receivables                                  (100)      (332)
    Due from Private Company                              (257)      (491)
    Other assets, net                                       16         (2)
    Accounts payable trade                              (4,677)       773
    Customer deposits                                      625      1,475
    Accrued expenses and other payables                     97        692

  Net cash (used in) provided by operating
    activities                                          (2,309)     1,085

Cash flows from investing activities:
   Capital expenditures                                   (170)      (436)

  Net cash used in investing activities                   (170)      (436)

Cash flows from financing activities:
  Payment of note payable                                    0       (239)

  Net cash used in financing activities                      0       (239)

Net (decrease) increase in cash and cash
  equivalents                                           (2,479)       410

Cash and cash equivalents at beginning of period        11,155      6,384

Cash and cash equivalents at end of period              $8,676     $6,794

Supplemental disclosure of cash flow information:
  Income taxes paid during the period                     $365       $543
  Interest paid                                             $6        $17

See notes to consolidated financial statements.

                    JENNIFER CONVERTIBLES, INC.
        Notes to Unaudited Consolidated Financial Statements
          For the Thirteen Weeks Ended November 24, 2001
              (In thousands except for share amounts)



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. (the "Company") and subsidiaries and certain licensees have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry, the operating results for the interim period ended November 24, 2001 are not necessarily indicative of the results that may be expected for the year ending August 24, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 25, 2001.

NOTE 2:   MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                       11/24/01   8/25/01
          Showrooms                  $  6,097    $  6,077
          Warehouses                    5,903       6,583
                                      $12,000     $12,660

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

In July 2001, the Financial Accounting Standards Board issued
Statement of Financial Accountants Standard (SFAS) No. 141,

                    JENNIFER CONVERTIBLES, INC.
        Notes to Unaudited Consolidated Financial Statements
          For the Thirteen Weeks Ended November 24, 2001
              (In thousands except for share amounts)



"Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has elected to adopt this standard as of the beginning of its fiscal year ending August 24, 2002. Application of the non amortization provision has resulted in an increase in net income of $44 for the quarter ($0.01 per share) and is expected to increase net income $174 ($0.03 per share) for the full 2002 fiscal year. The Company has performed the first of the required impairment tests and has determined that there is no impairment of the Company's goodwill.

NOTE 4:   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

As described in our Annual Report on Form 10-K for the year ended

                    JENNIFER CONVERTIBLES, INC.
        Notes to Unaudited Consolidated Financial Statements
          For the Thirteen Weeks Ended November 24, 2001
              (In thousands except for share amounts)

August 25, 2001, on July 6, 2001, the private company and the Company entered into a series of agreements designed to settle the derivative action among the private company, certain of our current and former officers and directors and former accounting firms and the Company. Effectiveness of the agreements is subject to certain conditions, including court approval and receipt by the Company of a fairness opinion or appraisal. The Company also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval. However, there can be no assurance that the court will approve the settlement or that a settlement will occur on the terms as described in the Company's Annual Report on Form 10-K for the year ended August 25, 2001.

In December 2001, the State of New Jersey sued the Company, accusing the Company of false advertising and customer complaints. All 18 Jennifer Convertible stores in New Jersey which includes one private company store are defendants in the suit. On January 3, 2002, the Company and the State of New Jersey reached an agreement to settle the suit for a total of $200, which covers fines, penalties, legal and administrative costs. The Company is awaiting settlement documents from the State of New Jersey. The Company has accrued $200 for this litigation as of November 24, 2001.

                    JENNIFER CONVERTIBLES, INC.
        Notes to Unaudited Consolidated Financial Statements
          For the Thirteen Weeks Ended November 24, 2001
              (In thousands except for share amounts)


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-Looking Information

Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U. S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to the risk factors set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended August 25, 2001.
In addition to statements, which explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be uncertain and forward-looking.

Results of Operations

Net sales increased 0.8% in the thirteen week period ended November 24, 2001 to $33,139, up $257, over the thirteen week
period ended November 25, 2000.   Comparable net sales (sales at
those stores open for the entire thirteen week period in the current and prior period) decreased 4.9% as a result of prevailing economic conditions.

We have opened 11 new stores since the thirteen week period ended
November 25, 2000 which has resulted in additional sales.
However, we believe that sales have been adversely effected by the economic recession that we are currently experiencing in the U.S. economy.

Cost of sales as a percentage of sales was 62.6% for the thirteen week period ended November 24, 2001 as compared to 63.2% for the thirteen week period ended November 25, 2000. The decrease is mainly attributable to an economic benefit of $537 that we received as a result of entering into an Interim Operating Agreement with the private company in July 2001, in which we became responsible for operating the warehouse system, net of related costs. Although we pay the costs of operating the warehouse, we no longer have to pay the private company for warehousing and fabric protection. We also generated additional revenues from providing warehousing and other services to the private company.

Selling, general and administrative expenses as a percentage of

                    JENNIFER CONVERTIBLES, INC.
        Notes to Unaudited Consolidated Financial Statements
          For the Thirteen Weeks Ended November 24, 2001
              (In thousands except for share amounts)


sales was 32.2% for the thirteen week period ended November 24, 2001 as compared to 35.2% for the thirteen week period ended November 25, 2000. Even though we did not advertise substantially less, our advertising costs decreased by $799 (a 16% reduction from the prior year cost) as we have been able to obtain more favorable advertising rates. Selling, general and administrative expenses were negatively impacted by $101 as a result of provisions of the Interim Operating Agreement under which the private company contributed $126 per month to advertising plus additional reductions pursuant to a formula that totaled $7 for the quarter. In addition, we paid the private company $22 for computer fees for the quarter. Prior to the Interim Operating Agreement, the private company was contributing $150 per month to advertising.

As a result of the Interim Operating Agreement, we paid the private company a royalty of $100 for the thirteen week period ended November 24, 2001. This fee is $400 annually and gives us the right to open an unlimited number of stores in New York and also covers the stores recently opened in New York.

Net income for the thirteen week period ended November 24, 2001 increased to $1,058 compared to $83 for the thirteen week period ended November 25, 2000. The principal reasons for the increase were the reduced advertising costs of $799 and the net economic benefit of the Interim Operating Agreement for the thirteen week period ended November 24, 2001 estimated to be approximately $336.

Liquidity and Capital Resources

At November 24, 2001, we had an aggregate working capital deficiency of $962 compared to a deficiency of $2,130 at August 25, 2001 and had available cash and cash equivalents of $8,676 compared to $11,155 at August 25, 2001. The increase in working capital is due to our positive results from operations over the last thirteen week period and the decrease in cash and cash equivalents is mainly due to payments on August 2001 liabilities, which included significant amounts due to a vendor which requires earlier payment than our principle vendor.

We continue to fund the operations of certain of our limited partnership licensees whose results are included in our consolidated financial statements, some of which continue to generate operating losses. Any such losses have been consolidated in our consolidated financial statements. It is our intention to continue to fund these operations in the future and, if the new settlement agreements referred to in our Annual Report on Form 10-K for the year ended August 25, 2001 are approved, we will acquire 100% of such limited partnerships. Our receivables from the private company and the unconsolidated licensees had been substantially reserved for in prior years. There can be no

                    JENNIFER CONVERTIBLES, INC.
        Notes to Unaudited Consolidated Financial Statements
          For the Thirteen Weeks Ended November 24, 2001
              (In thousands except for share amounts)


assurance that the total reserved amount of such receivables of $4,797 as of November 24, 2001 will be collected.

Starting in 1995, the private company and we entered into offset agreements that permit us to offset our current monthly obligations to each other up to $1,000. Amounts in excess of $1,000 are paid in cash. Based on the payment terms of these offset agreements, current obligations of the private company and the unconsolidated licensees as of November 24, 2001 have been paid. Additionally, as part of such agreements, the private company in November 1995 agreed to assume certain liabilities owed to us by the unconsolidated licensees.

In March 1996, we executed a Credit and Security Agreement with our principal supplier, Klaussner Furniture Industries, Inc., which extended the payment terms for merchandise shipped from 60 days to 81 days. Since February 1999, we have not exceeded these 81 day payment terms. As of November 24, 2001, there were no amounts owed to Klaussner which were over these extended terms. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of .67% per month for invoices we pay beyond the normal 60 day terms. This provision became effective commencing in January 1998. As part of the Credit and Security Agreement, we granted to Klaussner a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a licensee agreement to operate our business in the event of our default.

We opened two stores and had no store closings during the thirteen weeks ended November 24, 2001. We spent $170 for capital expenditures during the thirteen week period and we anticipate capital expenditures approximating $800 during the balance of fiscal 2002 to support the opening of new stores. A portion of our store openings may be funded by Klaussner pursuant to an agreement, entered into in December 1999, pursuant to which Klaussner agreed, subject to certain conditions, to lend us $150 per new store for up to 10 new stores. Each loan will be evidenced by a three-year note, bearing interest at the LIBOR plus 3%. The notes are subject to acceleration under certain circumstances including closing of the stores funded by the loan or if we do not purchase at least 50% of our upholstered furniture by dollar volume from Klaussner. In addition, Klaussner will be entitled to a premium on the cost of furniture purchased from it by us for sale to customers of the stores funded by Klaussner. To date, we have not borrowed any funds from Klaussner under this arrangement.

Unless the U.S. economy worsens, we anticipate positive operating cash flow through the end of fiscal 2002. In the opinion of management, this positive cash flow will be adequate to fund operations during the current fiscal year.

                    JENNIFER CONVERTIBLES, INC.
        Notes to Unaudited Consolidated Financial Statements
          For the Thirteen Weeks Ended November 24, 2001
              (In thousands except for share amounts)



Item  3.   Quantitative and Qualitative Disclosures about  Market
Risk.

     Not applicable.

                   JENNIFER CONVERTIBLES, INC.

                             PART II

                        OTHER INFORMATION


ITEMS 1.  LEGAL PROCEEDINGS

In December 2001, the state of New Jersey sued us, accusing us of false advertising and customer complaints. All 18 Jennifer Convertible stores in New Jersey are defendants in the suit. On January 3, 2002, we and the State of New Jersey reached an agreement to settle the suit for a total of $200,000, which covers fines, penalties, legal and administrative costs. We are awaiting settlement documents from the State of New Jersey. We have accrued $200,000 for this litigation as of November 24, 2001.


ITEMS 2. through 5.  NOT APPLICABLE.


ITEM  6.       (a)  Exhibits
                    None

               (b)  Reports on Form 8-K
                    None

                   JENNIFER CONVERTIBLES, INC.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          JENNIFER CONVERTIBLES, INC.


January   8,   2002           By:  /s/ Harley J. Greenfield
                              Harley  J. Greenfield, Chairman  of
                              the   Board   and  Chief  Executive
                              Officer

January  8,  2002             By:  /s/ Rami   Abada
                              Rami, Abada, Chief Financial Officer