Form 10-Q
period 2002-02-23
JENNIFER CONVERTIBLES INC
filed 2002-04-09
CIK 806817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D C.  20549
                            FORM 10-Q

     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended February 23, 2002

                               or

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

Indicate the number of shares outstanding of the issuer's common stock as of April 8, 2002: 5,704,058

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                              Index




Part I - Financial Information

     Item I - Financial Statements

     Consolidated Balance Sheets at February 23, 2002
     (Unaudited) and August 25, 2001............................. 2

     Comparative Consolidated Statements of Operations
     (Unaudited) for the thirteen weeks and twenty-six weeks
     ended February 23, 2002 and February 24, 2001............... 3

     Comparative Consolidated Statements of Cash Flows
     (Unaudited) for the twenty-six weeks ended
     February 23, 2002 and February 24, 2001..................... 4

     Notes to Unaudited Consolidated Financial Statements ....... 5

     Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations......................... 9

     Item 3 - Quantitative and Qualitative Disclosures about
     Market Risk................................................ 12

Part II - Other Information..................................... 13

Signatures.....................................................  14

                             PART I - FINANCIAL INFORMATION
                              Item I - Financial Statements

                    JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                             Consolidated Balance Sheets
                        (In thousands, except per share data)
ASSETS                              February 23, 2002
                                       (Unaudited)    August 25, 2001
Current assets:
  Cash and cash                           $10,210        $11,155
 equivalents
  Accounts receivable                         452            757
  Merchandise inventories                  12,635         12,660
  Due from private company,
   net of reserves of
   $4,786 and $4,811 at
   February 23, 2002 and August 25,         3,187          3,225
   2001, respectively
  Deferred tax asset                          500            500
  Prepaid expenses and                        942            557
   other current assets

    Total current assets                   27,926         28,854

Store fixtures, equipment and leasehold
 improvements, at cost, net                 4,557          5,013
Deferred lease costs and                      259            329
 other intangibles, net
Goodwill, at cost, net                      1,796          1,796
Other assets (primarily
 security deposits)                           643            658


                                          $35,181        $36,650

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                 $12,251        $16,920
  Customer deposits                        10,458          8,693
  Accrued expenses and other current
    liabilities                             5,706          5,371

  Total current liabilities                28,415         30,984

Deferred rent and allowances                4,600          4,836

  Total liabilities                        33,015         35,820

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, par value $.01 per share,
  authorized 1,000,000 shares
    Series A convertible preferred -
     10,000 shares issued and
     outstanding (liquidation preference
     $5,000)
    Series B convertible preferred -
     26,664 shares issued and
     outstanding (liquidation preference
     $133)
  Common stock, par value $.01 per
   share, authorized 10,000,000
   shares issued, 5,704,058 shares
   outstanding at February 23, 2002 and
   August 25, 2001                             57             57
  Additional paid in capital               27,482         27,482
  Accumulated (deficit)                   (25,373)       (26,709)

                                            2,166            830

                                          $35,181        $36,650

              See notes to the consolidated financial statements.

                        JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

                           Consolidated Statements of Operations
                              (In thousands, except share data)
                                           (Unaudited)

                                Thirteen weeks ended  Twenty-six weeks ended
                                 February    February   February   February
                                 23, 2002    24, 2001   23, 2002   24,2001
Revenue:
  Net sales                        $32,227    $32,298    $68,039    $66,969
  Royalty income                        24         33         58         70
                                    32,251     32,331     68,097     67,039

Cost of sales, including
  store occupancy,
  warehousing, delivery and
  fabric protection                 21,636     21,510     45,056     44,100

Selling, general and
  administrative expenses            9,873      9,569     20,637     21,136


Depreciation and amortization          410        465        828        917
                                    31,919     31,544     66,521     66,153

Operating income                       332        787      1,576        886

Interest income                         38        178         96        313

Interest expense                         1         40          7         57

Income before income taxes             369        925      1,665      1,142

Income taxes                            92        265        329        398

Net income                            $277       $660     $1,336       $744

Basic income per common share        $0.05      $0.12      $0.23      $0.13

Diluted income per common share      $0.04      $0.09      $0.19      $0.10

Weighted average common
  shares outstanding
  basic income per share         5,704,058  5,704,058  5,704,058  5,704,058


Effect of potential common
 share issuance:
   Stock options                   137,846     79,510     65,754    114,094
   Convertible preferred stock   1,443,165  1,443,165  1,443,165  1,443,165


Weighted average common
  shares outstanding
  diluted income per share       7,285,069  7,226,733  7,212,977  7,261,317

                       See notes to the consolidated financial statements.

            JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows
                          (Unaudited)
                        (In thousands)
                                                 Twenty-six weeks ended
                                                   February  February
                                                   23, 2002  24, 2001
Cash flows from operating activities:
  Net income                                         $1,336      $744
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                       828       917
    Loss on disposal of equipment                        16         0
    Deferred rent                                      (236)     (111)
    Recovery of amounts due from Private Company        (26)        0
  Changes in operating assets and liabilities:
    Merchandise inventories                              25    (1,296)
    Prepaid expenses and other current assets          (385)     (292)
    Accounts receivable                                 305       (13)
    Due from Private Company                             64      (225)
    Deferred lease costs and other intangibles            0       (28)
    Other assets, net                                    15        (3)
    Accounts payable trade                           (4,669)     (946)
    Customer deposits                                 1,765     1,088
    Accrued expenses and other payables                 335       414

  Net cash (used in) provided by operating
    activities                                         (627)      249

Cash flows from investing activities:
   Capital expenditures                                (318)     (714)
   Proceeds from commercial paper                         0     3,025

  Net cash (used in) provided by investing
   activities                                          (318)    2,311

Cash flows from financing activities:
  Payment of note payable                                 0      (239)

  Net cash used in financing activities                   0      (239)

Net (decrease) increase in cash and cash
 equivalents                                           (945)    2,321

Cash and cash equivalents at beginning of period     11,155     6,384

Cash and cash equivalents at end of period          $10,210    $8,705

Supplemental disclosure of cash flow information:
  Income taxes paid during the period                  $393      $613
  Interest paid                                          $7       $57

     See notes to consolidated financial statements.

                      JENNIFER CONVERTIBLES, INC.
           For the Twenty-Six Weeks Ended February 23, 2002
                (In thousands except for share amounts)



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. (the "Company") and subsidiaries and certain licensees have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to many factors inherent in the retail industry, the operating results for the interim period ended February 23, 2002 are not necessarily indicative of the results that may be expected for the year ending August 24, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 25, 2001.

Certain items in the 2001 consolidated Statements of Operations have been reclassified to conform with the current period presentation.

NOTE 2:   MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

                                        2/23/02   8/25/01
          Showrooms                  $  6,248    $  6,077
          Warehouses                    6,387       6,583
                                      $12,635     $12,660

Vendor discounts and allowances in respect to merchandise purchased by the Company are included as a reduction of inventory and cost of sales.

NOTE 3:   GOODWILL

Goodwill consists of the excess of cost of the Company's investments in certain subsidiaries over the fair value of net assets acquired. Impairment is assessed based on cash flows of the related stores.

                      JENNIFER CONVERTIBLES, INC.
           For the Twenty-Six Weeks Ended February 23, 2002
                (In thousands except for share amounts)


In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accountants Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has elected to adopt this standard as of the beginning of its fiscal year ending August 24, 2002. Application of the non amortization provision has resulted in an increase in net income of $44 for the quarter ($0.01 per diluted share), $87 for the six months ($0.01 per diluted share) and is expected to increase net income $174 ($0.02 per diluted share) for the full 2002 fiscal year. The Company has performed the first of the required impairment tests and has determined that there is no impairment of the Company's goodwill.

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

                      JENNIFER CONVERTIBLES, INC.
           For the Twenty-Six Weeks Ended February 23, 2002
                (In thousands except for share amounts)

and in July 1998, the private company exercised its option to withdraw from the settlement.

As described in our Annual Report on Form 10-K for the year ended August 25, 2001, on July 6, 2001, the private company and the Company entered into a series of agreements designed to settle the derivative action among the private company, certain of our current and former officers and directors and former accounting firms and the Company. Effectiveness of the agreements is subject to certain conditions, including court approval and receipt by the Company of a fairness opinion or appraisal. The Company also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval. However, there can be no assurance that the court will approve the settlement or that a settlement will occur on the terms as described in the Company's Annual Report on Form 10-K for the year ended August 25, 2001.

In December 2001, the State of New Jersey sued the Company, accusing the Company of false advertising and accused us of actions giving rise to customer complaints. All 18 Jennifer Convertibles stores in New Jersey, which includes one private company store, are defendants in the suit. On January 3, 2002, the Company and the State of New Jersey reached an agreement to settle the suit for a total of $200, which covers fines, penalties, legal and administrative costs. The Company is awaiting settlement documents from the State of New Jersey. The Company has accrued $200 for this litigation as of February 23, 2002.


NOTE 5:   TRANSACTIONS WITH THE PRIVATE COMPANY

Included in the consolidated Statements of Operations are the following amounts charged from and to the private company:

                             Thirteen weeks ended      Twenty-six Weeks ended
                           February 23,  February 24, February 23  February 24,
                               2002           2001         2002         2001
Revenue:
     Fabric protection income       $127        $0         $260           $0
     Royalty income                   24        33           58           70
     Warehouse income                148         0          308            0
     Shortfall penalty               (27)        0          (27)           0
                                    $272       $33         $599          $70

                      JENNIFER CONVERTIBLES, INC.
           For the Twenty-Six Weeks Ended February 23, 2002
                (In thousands except for share amounts)

                             Thirteen weeks ended      Twenty-six Weeks ended
                           February 23,  February 24, February 23  February 24,
                               2002           2001         2002         2001

Costs of Sales:
    Warehouse expenses               $0       $925            $0      $1,990
Selling, General and
  Administrative Expenses:
        Advertising allowance      (377)      (450)         (755)       (900)
        Advertising reduction         9          0            16           0
        Additional advertising
          reduction                 137          0           137           0
        Royalty expense             100          0           100           0
                                  ($131)     $(450)        ($502)      ($900)

                      JENNIFER CONVERTIBLES, INC.
           For the Twenty-Six Weeks Ended February 23, 2002
                (In thousands except for share amounts)

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

Results of Operations

Net sales decreased 0.2% in the thirteen week period ended February 23, 2002 to $32,227, down $71, from the thirteen week
period ended February 24, 2001.   Comparable net sales (sales at
those stores open for the entire thirteen week period in the current and prior period) decreased 4.9% as a result of prevailing economic conditions. However, in the current period we recognized revenue from the private company for fabric protection and warehouse fees aggregating $248.

Net sales increased 1.6% in the twenty-six week period ended February 23, 2002 to $68,039, up $1,070 from the twenty-six week period ended February 24, 2001. Comparable net sales (sales at those stores open the entire twenty-six week period in the current and prior period) decreased 3.5% as a result of prevailing economic conditions. However, in the current period we recognized revenue from the private company for fabric protection and warehouse fees aggregating $541.

We have opened seven new stores since the twenty-six week period ended February 24, 2001 which has resulted in additional sales. However, we believe that sales have been adversely affected by the economic recession that we are currently experiencing in the U.S. economy.

Cost of sales as a percentage of sales was 67.1% for the thirteen week period ended February 23, 2002 as compared to 66.6% for the thirteen week period ended February 24, 2001. Warehouse fees have decreased as a result of entering into an Interim Operating Agreement with the private company in July 2001, in which we

                      JENNIFER CONVERTIBLES, INC.
           For the Twenty-Six Weeks Ended February 23, 2002
                (In thousands except for share amounts)

became responsible for operating the warehouse system, net of related costs. However, store occupancy costs have increased as a percentage of sales.

Cost of sales as a percentage of sales was 66.2% for the twenty-six week period ended February 23, 2002 as compared to 65.9% for the twenty-six week period ended February 24, 2001. Warehouse fees have decreased as a result of entering into an Interim Operating Agreement with the private company in July 2001, in which we became responsible for operating the warehouse system, net of related costs. However, store occupancy costs have increased as a percentage of sales.

Selling, general and administrative expenses as a percentage of sales was 30.6% for the thirteen week period ended February 23, 2002 as compared to 29.6% for the thirteen week period ended February 24, 2001. Even though we did not advertise substantially less, our advertising costs decreased by $389 (a 12% reduction from the prior year cost) as we have been able to obtain more favorable advertising rates. However, we incurred an increase in other costs, such as the royalty and shortfall penalty as described in sections (c) and (d) below, insurance costs and costs associated with our private label card business.

Selling, general and administrative expenses as a percentage of sales was 30.3% for the twenty-six week period ended February 23, 2002 as compared to 31.6% for the twenty-six week period ended February 24, 2001. Even though we did not advertise substantially less, our advertising costs decreased by $1,188 (a 14% reduction from the prior year cost) as we have been able to obtain more favorable advertising rates. However, we incurred an increase in other costs, such as the royalty and shortfall penalty as described in sections (c) and (d) below, insurance costs and costs associated with our private label card business.

Selling, general and administrative expenses were impacted as a result of the following provisions of the Interim Operating
Agreement:

(a) the private company contributed $126 per month to advertising. Prior to the Interim Operating Agreement, the private company was contributing $150 per month to advertising.

(b) the private company has reduced from the amount contributed to advertising by $9 for the quarter and $16 or the six months ended which represents 1% of our sales in New York (other than sales of leather furniture and sales from six stores in New York which we have owned for many years). The maximum amount that can be reduced is $80 per year.

                      JENNIFER CONVERTIBLES, INC.
           For the Twenty-Six Weeks Ended February 23, 2002
                (In thousands except for share amounts)

(c) we paid the private company a royalty of $100 for the quarter and $200 for the six months ended This fee is $400 annually and gives us the right to open an unlimited number of stores in New York and also covers the stores recently opened in New York.

(d) Subject to certain exceptions, if the private company's sales in any 12 month period commencing January 1, 2002, are less than $27,640 we will pay the private company (or reduce the advertising payment they owe us) by an amount equal to 50% of the amount by which their sales are below $27,640 provided that the amount of such reduction in any 12 month period, plus any payments of the 10-15% with respect to sales shortfalls as described above, will not exceed $2,700 in the aggregate. We anticipate that the private company's sales for the 12 months ending December 31, 2002 will be $26,000. Therefore, we have accrued $137 for the quarter and for the six months ended February 23, 2002.

Net income for the twenty-six week period ended February 23, 2002 increased to $1,336 compared to $744 for the twenty-six week period ended February 24, 2001. The principal reasons for the increase were the reduced advertising costs of $1,188, no goodwill amortization expense of $87 and the net economic benefit of the Interim Operating Agreement for the twenty-six week period ended February 23, 2002 estimated to be approximately $490.
These increases were offset by increases in other selling, general and administrative expenses as described above.

Liquidity and Capital Resources

At February 23, 2002, we had an aggregate working capital deficiency of $489 compared to a deficiency of $2,130 at August 25, 2001 and had available cash and cash equivalents of $10,210 compared to $11,155 at August 25, 2001. The increase in working capital is due to our positive results from operations over the last twenty-six week period and the decrease in cash and cash equivalents is mainly due to payments on August 2001 liabilities, which included significant amounts due to a vendor which requires earlier payment than our principle vendor.

We continue to fund the operations of certain of our limited partnership licensees whose results are included in our consolidated financial statements, some of which continue to generate operating losses. Any such losses have been consolidated in our consolidated financial statements. It is our intention to continue to fund these operations in the future and, if the new settlement agreements referred to in our Annual Report on Form 10-K for the year ended August 25, 2001 are approved, we will acquire 100% of such limited partnerships. Our receivables from the private company and the unconsolidated licensees had been substantially reserved for in prior years. There can be no assurance that the total reserved amount of such receivables of $4,786 as of February 23, 2002 will be collected.

                      JENNIFER CONVERTIBLES, INC.
           For the Twenty-Six Weeks Ended February 23, 2002
                (In thousands except for share amounts)

Starting in 1995, the private company and we entered into offset agreements that permit us to offset our current monthly obligations to each other up to $1,000. Amounts in excess of $1,000 are paid in cash. Based on the payment terms of these offset agreements, current obligations of the private company and the unconsolidated licensees as of February 23, 2002 have been paid. Additionally, as part of such agreements, the private company in November 1995 agreed to assume certain liabilities owed to us by the unconsolidated licensees.

In March 1996, we executed a Credit and Security Agreement with our principal supplier, Klaussner Furniture Industries, Inc., which extended the payment terms for merchandise shipped from 60 days to 81 days. Since February 1999, we have not exceeded these 81 day payment terms. As of February 23, 2002, there were no amounts owed to Klaussner which were over these extended terms. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of .67% per month for invoices we pay beyond the normal 60 day terms. This provision became effective commencing in January 1998. As part of the Credit and Security Agreement, we granted to Klaussner a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a licensee agreement to operate our business in the event of our default.

We opened three stores and had no store closings during the twenty-six weeks ended February 23, 2002. We spent $318 for capital expenditures during the thirteen week period and we anticipate capital expenditures approximating $650 during the balance of fiscal 2002 to support the opening of new stores. As previously disclosed, Klaussner has agreed to lend us up to $150 per new store for up to 10 new stores. To date, we have not borrowed pursuant to such arrangement and we currently intend to fund any expansion with internally generated capital.

Unless the U.S. economy worsens, we anticipate generating positive operating cash flow for the year ending August 24, 2002.
In the opinion of management, this positive cash flow will be adequate to fund operations during the current fiscal year.

Item  3.   Quantitative and Qualitative Disclosures about  Market
Risk.

     Not applicable.

                   JENNIFER CONVERTIBLES, INC.

                             PART II

                        OTHER INFORMATION


ITEMS 1.  LEGAL PROCEEDINGS

In December 2001, the state of New Jersey sued us, accusing us of false advertising and accused us of actions giving rise to customer complaints. All 18 Jennifer Convertibles stores in New Jersey are defendants in the suit. On January 3, 2002, we and the State of New Jersey reached an agreement to settle the suit for a total of $200,000, which covers fines, penalties, legal and administrative costs. We are awaiting settlement documents from the State of New Jersey. We have accrued $200,000 for this litigation as of February 23, 2002.


ITEMS 2. through 5.  NOT APPLICABLE.


ITEM  6.       (a)  Exhibits
                    10.46 Audit Committee Charter

               (b)  Reports on Form 8-K
                    None

                   JENNIFER CONVERTIBLES, INC.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          JENNIFER CONVERTIBLES, INC.


April 9, 2002                 By: /s/    Harley J. Greenfield
                              Harley  J. Greenfield, Chairman  of
                              the   Board   and  Chief  Executive
                              Officer

April   9,   2002             By:   /s/  Rami   Abada
                              Rami, Abada, Chief Financial Officer

                          Exhibit 10.46
                     JENNIFER CONVERTIBLES, INC.
                      AUDIT COMMITTEE CHARTER

The Audit Committee is appointed by the Board of Directors to assist the Board in monitoring (1) the integrity of the Company's financial reporting process including its internal controls regarding financial reporting, (2) the compliance by the Company with legal and regulatory requirements, (3) the independence and performance of the Company's external auditors and (4) providing an avenue of communication among the independent auditors, management and the Board of Directors.

The Audit Committee shall meet NASD independence and experience requirements. The members of the Audit Committee shall be appointed by the Board.

The Audit Committee shall have the authority to retain special legal, accounting or other consultants to advise the Committee as required. The Audit Committee may request any officer or employee of the Company or the Company's outside counsel or independent auditor to attend a meeting of the Committee or to meet with any members of, or consultants to, the Committee.

The Audit Committee shall make regular reports to the Board.

The Audit Committee shall:

  1. Review and reassess the adequacy of this Charter annually and submit it to the Board for approval.

  2. Review the annual audited financial statements with management, including major issues regarding accounting and auditing principles and practices as well as the adequacy of internal controls that could significantly affect the Company's financial statements.

  3. Review an analysis prepared by the management and the independent auditor of significant financial reporting issues and judgments made in connection with the preparation of the Company's financial statements.

  4. In consultation with management and the independent auditor, consider the integrity of the Company's financial reporting processes and controls.

  5. Review with management and the independent auditor the Company's quarterly financial statements prior to the release of quarterly earnings.

  6. Meet periodically with management to review the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures.

  7. Review major changes to the Company's accounting principles and practices as suggested by the independent auditor or management.

  8. Recommend to the Board the appointment of the independent auditor, which firm is ultimately accountable to the Audit
       Committee and the Board.

  9. Receive periodic written and other reports from the independent auditor regarding the auditor's independence, discuss such reports with the auditor, and if so determined by the Audit Committee, recommend that the Board take appropriate action to ensure the independence of the auditor.

  10. Evaluate the performance of the independent auditor and, if so determined by the Audit Committee, recommend that the Board replace the independent auditor.

  11. Meet with the independent auditor prior to the audit to review the planning and scope of the audit.

  12. Discuss with the independent auditor the matters required to be discussed by Statement on Auditing Standard No. 61 relating to the conduct of the audit.

  13. Review with the independent auditor any problems or difficulties the auditor may have encountered and any management letter provided by the auditor and the Company's response to that letter. Such review should include a discussion of any difficulties encountered in the course of the audit work, including any restrictions on the scope of activities or access to required information.

  14. Prepare the report required by Item 306 of Regulation S-K promulgated by the Securities and Exchange Commission to be included in the Company's annual proxy statement.

  15. Establish, review, and update periodically a Code of Ethical Conduct and ensure that management has established a system to enforce the code.

  16. Advise the Board with respect to the Company's policies and procedures regarding compliance with applicable laws and regulations and with the Company's Code of Ethical Conduct.

  17. Review with the Company's General Counsel legal matters that may have a material impact on the financial statements, the Company's compliance policies and any material reports or inquiries received from regulators or government agencies.

  18. Meet at least annually with the chief financial officer, and the independent auditor in separate executive sessions.

  19. Annually review policies and procedures as well as audit results associated with directors' and officers expense accounts and perquisites. Annually review a summary of director and officers' related party transactions and potential conflicts of interest.

  20. Perform any other activities consistent with the Charter, as the Committee or Board deems necessary or appropriate.

  21. Meet at least four times a year including the annual meeting with the independent auditors.