Form 10-Q
period 2002-05-25
JENNIFER CONVERTIBLES INC
filed 2002-07-15
CIK 806817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D C.  20549
                            FORM 10-Q

     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended May 25, 2002

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

Registrant's telephone number, including area code: 516) 496-1900

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

Indicate the number of shares outstanding of the issuer's common stock as of July 15, 2002: 5,704,058

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                              Index




Part I - Financial Information

     Item I - Financial Statements

     Consolidated Balance Sheets at May 25, 2002  (Unaudited)
     and August 25,  2001.................................. 2

     Comparative Consolidated Statements of Operations
     (Unaudited) for the thirteen weeks and thirty-nine weeks
     ended May 25, 2002 and February 24, 2001.............. 3

     Comparative Consolidated Statements of Cash Flows
     (Unaudited) for the thirty-nine weeks ended
     May 25, 2002 and May 26, 2001......................... 4

     Notes to Unaudited Consolidated Financial Statements.. 5

     Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............. 11

     Item 3 - Quantitative and Qualitative Disclosures about
          Market Risk...................................... 15

Part II - Other Information................................ 16

Signatures ................................................ 17

           PART I - FINANCIAL INFORMATION
            Item I - Financial Statements

           JENNIFER CONVERTIBLES, INC. AND
                   SUBSIDIARIES

             Consolidated Balance Sheets
          (In thousands, except for share
                      data)
ASSETS                                         May 25,        (Restated
                                                2002          See Note 3)
                                              (Unaudited)     August 25,
                                                                 2001
Current assets:
  Cash and cash equivalents                      $14,098         $11,155
  Accounts receivable                                392             757
  Merchandise inventories                         13,652          12,660
  Due from private company,
   net of reserves of $4,767 and $4,811 at
   May 25, 2002 and August 25, 2001,
   respectively                                    3,405           3,225
  Deferred tax asset                               1,099             624
  Prepaid expenses and other current assets          656             557

    Total current assets                          33,302          28,978

Store fixtures, equipment and leasehold
improvements, at cost, net                         4,377           5,013
Deferred lease costs and other
  intangibles, net                                   227             329
Goodwill, at cost, net                             1,796           1,796
Other assets (primarily security deposits)           641             658

                                                 $40,343         $36,774

LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
  Accounts payable, trade                        $15,067         $16,920
  Customer deposits                                9,464           8,693
  Accrued expenses and other current
   liabilities                                     4,963           5,109
  Deferred income from service contracts           7,404           2,121
    (Notes 3 and 8)

  Total current liabilities                       36,898          32,843

Deferred rent and allowances                       4,435           4,836

  Total liabilities                               41,333          37,679

Commitments and contingencies

Capital Deficiency
  Preferred stock, par value $.01 per
  share, authorized 1,000,000 shares
   Series A convertible preferred - 10,000
    shares issued and outstanding
    (liquidation preference $5,000)
   Series B convertible preferred - 26,664
    shares issued and outstanding
    (liquidation preference $133)
  Common stock, par value $.01 per share,
   authorized 10,000,000 shares,
   5,704,058 shares issued and
   outstanding at May 25, 2002 and
   August 25, 2001                                    57              57
  Additional paid in capital                      27,482          27,482
  Accumulated (deficit)                          (28,529)        (28,444)

                                                 (   990)        (   905)

                                                 $40,343         $36,774

See notes to the consolidated financial statements.

     JENNIFER CONVERTIBLES INC. AND
              SUBSIDIARIES

  Consolidated Statements of Operations
    (In thousands, except share data)
               (Unaudited)
                                          Thirteen             Thirty-nine
                                        weeks  ended           weeks  ended
                                      May 25    May 26       May 25    May 26
                                       2002       2001       2002       2001
Revenue:
  Net sales                           $35,589   $31,863    $100,360    $96,994
  Revenue from service contracts          715     1,398       1,540      4,220
                                       36,304    33,261     101,900    101,214

Cost of sales, including store
  occupancy, warehousing, delivery
  and service costs                    24,385    22,893      70,076     67,907

Selling, general and administrative
  expenses                             10,142     9,697      30,651     30,836

Depreciation and amortization             412       460       1,240      1,376

                                       34,939    33,050     101,967    100,119

Operating income (loss)                 1,365       211         (67)     1,095

Interest income                            45        68         141        382

Interest expense                            2        13           9         70

Income before income taxes              1,408       266          65      1,407

Income taxes                              122        24         150        114

Net income/(loss)                      $1,286      $242       $(85)     $1,293

Basic income per common share           $0.23     $0.04     $(0.01)      $0.23

Diluted income per common share         $0.18     $0.03     $(0.01)      $0.18

Weighted average common shares
  outstanding basic income per
  share                             5,704,058 5,704,058  5,704,058   5,704,058

Effect of potential common share
 issuance:
   Stock options                      148,917         -          -      73,727
   Convertible preferred stock      1,443,165 1,443,165          -   1,443,165

Weighted average common shares
 outstanding diluted income per
 share                              7,296,140 7,147,223  5,704,058   7,220,950

See notes to the consolidated financial statements.

           JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

              Consolidated Statements of Cash Flows
                         (Unaudited)
                       (In thousands)
                                               Thirty-nine weeks ended
                                                  May 25,  May 26,
                                                   2002      2001
Cash flows from operating activities:
  Net income                                         ($85)  $1,293
  Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Depreciation and amortization                   1,240    1,376
    Loss on disposal of equipment                      24        0
    Deferred taxes                                   (475)       0
    Recovery of amounts due from Private
      Company                                         (44)       0
    Deferred rent                                    (401)    (110)
    Deferred income                                 5,283        0
  Changes in operating assets and
  liabilities:
    Merchandise inventories                          (992)    (921)
    Prepaid expenses and other current assets         (99)    (158)
    Accounts receivable                               365       43
    Due from Private Company                         (136)    (368)
    Deferred lease costs and other                      0      (20)
     intangibles
    Other assets, net                                  17       (5)
    Accounts payable trade                         (1,853)    (564)
    Customer deposits                                 771    1,414
    Accrued expenses and other payables              (146)    (412)

  Net cash provided by operating activities         3,469    1,568

Cash flows from investing activities:
    Capital expenditures                             (526)  (1,015)
    Proceeds from commercial paper                      0    3,025

  Net cash (used in) provided by investing
    activities                                       (526)   2,010

Cash flows from financing activities:
    Payment of note payable                             0     (239)

  Net cash (used in) financing activities               0     (239)

Net increase in cash and cash equivalents           2,943    3,339

Cash and cash equivalents at beginning of
  period                                           11,155    6,384

Cash and cash equivalents at end of period        $14,098   $9,723

Supplemental disclosure of cash flow
information:
  Income taxes paid                                  $659     $973
  Interest paid                                        $9      $70

See notes to consolidated financial statements.

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-Nine Weeks Ended May 25, 2002
             (In thousands except for share amount)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and subsidiaries (the "Company") and certain licensees have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals plus other adjustments referred to in Note 3) considered necessary for a fair presentation have been included. The operating results for the thirteen and thirty-nine week periods ended May 25, 2002 are not necessarily indicative of the results that may be expected for the year ending August 31, 2002.

The balance sheet at August 25, 2001 has been derived from the audited financial statements at that date as restated (see Note 3) but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-KA for the year ended August 25, 2001.

NOTE 2:   MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:
                                       5/25/02      8/25/01
          Showrooms                    $ 6,445      $ 6,077
          Warehouses                     7,207        6,583
                                       $13,652      $12,660

Vendor discounts and allowances in respect to merchandise purchased by the Company are included as a reduction of inventory and cost of sales.

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-Nine Weeks Ended May 25, 2002
             (In thousands except for share amount)


NOTE 3:   RESTATEMENT

As a result of a review of the Company's previously filed Annual Report on Form 10-K for the year ended August 25, 2001 by the staff of the Securities and Exchange Commission, the Company is restating its financial statements as previously reported to reflect adjustments described in the following two paragraphs.

The Company, in connection with the sale of its merchandise, sold separately priced fabric and leather protection plans for the life of the merchandise on behalf of a subsidiary of the Private Company and retained a portion of the revenue with the balance being remitted to the Private Company. As the subsidiary of the Private Company assumed all performance obligations and risk of any loss under the plans, the Company recognized the retained revenue at the time of sale to the customer. As part of the Interim Operating Agreement entered into with the Private Company (see Note 6), effective for transactions subsequent to May 26, 2001, although the protection plans continue to be issued by a subsidiary of the Private Company, the Company agreed with the Private Company to service the claims and assume the responsibility and risk of loss for all claims filed subsequent thereto, including claims relating to sales made prior to May 26, 2001 and claims related to sales made by the Private Company subsequent to May 26, 2001. As a result of such assumption and related obligation to service claims, the Company has restated its financial statements to defer revenue from sale of the protection plans subsequent to May 26, 2001 previously recognized and amortize such revenue into income in proportion to the costs expected to be incurred in performing services under the plans (see Note 8). Related provisions for future claims were reversed and actual costs incurred in performing services under the plans were charged to expense in the period incurred. In addition incentive compensation expense was adjusted to reflect the impact of such adjustments on the results of operations.

The financial statements for the year ended August 25, 2001 were also restated to reduce the tax provision for state income taxes related to prior years and charge operations for such prior years with the related income taxes.

                   JENNIFER CONVERTIBLES, INC.

          For the Thirty-Nine Weeks Ended May 25, 2002
             (In thousands except for share amount)
The effect of such restatements follow:

                         Year Ended    Thirteen Weeks   Twenty-Six    Thirty     Thirteen
                                           Ended        Weeks Ended    Nine       Weeks
                                                                       Weeks      Ended
                                                                       Ended

                         August 25,  November  February   February     May 26,   May 26,
                         2001        24, 2001  23, 2002   23, 2002     2001      2001
Net income
previously reported      $4,086      $1,058      $277     $1,336       $854      $111
Restatements:
Deferral of revenues
 (net of amortization)
  and related claims
  expense adjustment,   *(1,954)     (1,718)   (1,417)    (3,135)         0         0
Incentive Compensation  *    98          86        71        157          0         0
Provision for state
  income taxes              122         152       127        279          0         0
Prior year tax adjustment   397           0         0          0        439       131
Net income (loss) as
  restated               $2,749       $(422)    $(942)   $(1,363)    $1,293      $242
Basic net income
  (loss) per share
Previously reported       $0.72        $0.19    $0.05      $0.23       $0.15    $0.02
Effect of restatements
As restated               $0.48       ($0.07)  $(0.17)    $(0.24)      $0.23    $0.04
Diluted net income (loss)
  per share
Previously reported       $0.57        $0.15    $0.04      $0.19       $0.12    $0.02
Effect of statements
As restated               $0.38       ($0.70)  $(0.17)    $(0.24)      $0.18    $0.03

In addition to the above, certain reclassifications have been made to revenues and expenses for the thirteen and thirty-nine week periods ended May 26, 2001 to conform to the current year's presentation which had no effect on net income previously reported.

* Represents an increase in the accumulated deficit as of August 25, 2001.

NOTE 4:   REVENUE RECOGNITION

Sales are recognized upon delivery of the merchandise to the customer. A minimum deposit of 50% is typically required upon placing a non-financed sales order. The Company also finances sales and sells financed receivables on a non-recourse basis to a finance company. The Company does not retain any interests in or service the sold receivables. The selling price of the receivables represents the amount due from the customer less a fee. Fees paid to the finance company are included in selling, general and administrative expenses.

The Company also derives revenues from the sale of service contracts related to lifetime protection plans. See Notes 3 and 8 related to revenue recognition.

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-Nine Weeks Ended May 25, 2002
             (In thousands except for share amount)

NOTE 5:   GOODWILL

Goodwill consists of the excess of cost of the Company's investments in certain subsidiaries over the fair value of net assets acquired.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accountants Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has elected to adopt this standard as of the beginning of its fiscal year ending August 31, 2002. Application of the non amortization provision would have resulted in an increase in net income of $44 ($0.01 per diluted share) for the thirteen weeks ended May 26, 2001, and $131 ($0.02 per diluted share) for the thirty-nine weeks ended May 26, 2001. The Company has performed the first of the required impairment tests and has determined that there is no impairment of the Company's goodwill.

NOTE 6:   CONTINGENCIES

The Derivative Litigation

Beginning in December 1994, a series of six actions were commenced as derivative actions on the Company's behalf against certain present and former officers and directors of the Company, the Private Company and others.

The complaints in each of these actions assert various acts of wrongdoing by the defendants, as well as claims of breach of fiduciary duty by the Company's present and former officers and directors, The Company had entered into settlement agreements as to the derivative litigation subject, in the case of certain of such agreements, to court approval of such settlement by a certain date. Such court approval was not obtained by such date, and in July 1998, the Private Company exercised its option to withdraw from the settlement.

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

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-Nine Weeks Ended May 25, 2002
             (In thousands except for share amount)

approval. However, there can be no assurance that the court will approve the settlement or that a settlement will occur on the terms as described in the Company's Annual Report on Form 10-K for the year ended August 25, 2001.

Other Litigation

In December 2001, the State of New Jersey sued the Company, accusing the Company of false advertising and accused us of actions giving rise to customer complaints. All 18 Jennifer Convertibles stores in New Jersey, which includes one Private Company store, are defendants in the suit. On January 3, 2002, the Company and the State of New Jersey reached an agreement to settle the suit for a total of $200, which covers fines, penalties, legal and administrative costs. The Company is awaiting settlement documents from the State of New Jersey. The Company has paid $125 and accrued $75 for this litigation as of May 25, 2002.

NOTE 7:   TRANSACTIONS WITH THE PRIVATE COMPANY

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Private Company. Also see
Note 3 for service contract transaction with the Private Company.

                      Thirteen weeks ended  Thirty-nine weeks ended
                        May 25,   May 26,     May 25,     May 26,
                          2002     2001        2002        2001
Net Sales:
  Royalty income          $29     $33         $87          $103
  Warehouse income,
     net                  141       0         422             0
  Home delivery income    266     238         711           719
  Shuttle freight         233     203         628           637

                         $669    $474      $1,848        $1,459
Cost of Sales:
  Warehouse expenses       $0  $1,348          $0        $3,338

Selling, General and
  Administrative Expenses:
    Advertising allowance,
      net                (377)   (234)     (1,132)       (1,118)
  Royalty expense         100     200         300           200
                         ($61)  $(250)      ($600)      ($1,150)

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-Nine Weeks Ended May 25, 2002
             (In thousands except for share amount)


NOTE 8:   SUBSEQUENT EVENT

The Company has amended its warehouse agreement with the Private Company whereby, effective June 23, 2002, the Private Company will become the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Private Company on and after such date through August 28, 2004 and assume all performance obligations and risk of loss thereunder and the Company will have no obligation with respect to such plans. The Private Company will receive a monthly payment of $50, subject to an adjustment payable by the Company 11 months after the month of sale based on the volume of sales of the plans. The Company would keep any remaining revenue from the sale thereof. In addition, for a payment of $400 (payable $50 per month beginning 3 months after the date of the agreement) to be made by the Company, the Private Company will also assume responsibility to service and pay any claims related to sales made by the Company or the Private Company prior to June 23, 2002. Accordingly, the Company will have no obligations for any claims filed after June 23, 2002. As a result thereof, in the fourth quarter of its fiscal year ending August 31, 2002, the Company will reverse into income the remaining balance of deferred revenue related to the fabric protection plans (see Note 3) together with the remaining balance of the liability for warranty costs related to sales made prior to May 27, 2001, reduced by the $400, payment to be made to the Private Company.

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-Nine Weeks Ended May 25, 2002
             (In thousands except for share amount)

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-Looking Information

Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U. S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to the risk factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended August 25, 2001. In addition to statements, which explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be uncertain and forward-looking.

Results of Operations

As described in Note 3 to the consolidated financial statements, the Company has revised its method of revenue recognition with respect to fabric protection and restated its operating results for the fourth quarter of the year ended August 25, 2001 and the first and second quarters for the fiscal year ending August 31, 2002. The revised method also results in $5,282 and $1,940 less revenue recognized in our thirty-nine and thirteen week periods ended
May 25, 2002 as compared with the amounts that would have been recognized under the prior method of revenue recognition.

Net sales includes merchandise sales of $34,920 and $31,389 and income from the Private Company of $669 and $474 for the thirteen week period ended May 25, 2002 and May 26, 2001, respectively. Net sales of merchandise increased 11.3% in the thirteen week period ended May 25, 2002, up
$3,531, from the thirteen week period ended May 26, 2001. Revenue from service contacts decreased 48.9% in the thirteen week period ended May 25, 2002 to $715, down $683 from the thirteen week period ended May 26, 2001 due to the change in method referred to above.

Net sales includes merchandise sales of $98,512 and $95,536 and income from the Private Company of $1,848 and $1,459 for the thirty-nine week period ended May 25, 2002 and May 26, 2001, respectively. Net sales of merchandise increased 3.1% in the thirty-nine week period ended May 25, 2002, up $2,976, from the thirty-nine week period ended May 26, 2001. Revenue from service contracts decreased 63.5% in the thirty-nine week period ended May 25, 2002 to $1,540, down $4,220 from the thirty-nine week period ended May 26, 2001 due to the change in method referred to above.

We have opened seven new stores since the thirty-nine week period ended May 26, 2001 which has resulted in additional sales.
However, beginning May 27, 2001 we changed the method under which we recognize income from the sale of fabric protection (and

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-Nine Weeks Ended May 25, 2002
             (In thousands except for share amount)

associated warranties). Before May 26, 2001, the private company was responsible for all fabric protection warranty claims, and all fabric protection revenue was recognized when the sale was delivered. After May 26, 2001, as a result of the execution of the Interim Operating Agreement, we became responsible for all fabric protection claims and revenue from the sale of fabric protection is recognized over the estimated service period. The effect is that fabric protection revenue which we would have recognized as revenue immediately is treated as deferred income on our balance sheet and, except for the amendment to the agreement with the Private Company referred to in the following paragraph, would be recognized in proportion to the costs expected to be incurred in performing services under the plan.

As this accounting treatment was an unintended by product of the Interim Operating Agreement, we have entered into an amendment of such agreement with the private company pursuant to which, for a payment of $400 payable in eight installments of $50, the private company will be responsible for any fabric protection claims made after June 23, 2002 as to previously sold merchandise and, for $50 per month subject to adjustment based on the level of fabric protection sales, will be responsible for fabric protection claims made with respect to all merchandise sold between June 23, 2002 and August 28, 2004. Accordingly, we will recognize the $7,404 of deferred revenue at May 25, 2001 as revenue in the fourth quarter of fiscal 2002.

Cost of sales as a percentage of revenue was 67.2% for the thirteen week period ended May 25, 2002 as compared to 68.8% for the thirteen week period ended May 26, 2001. Warehouse costs have decreased as a result of entering into an Interim Operating Agreement with the private company in July 2001, under which we became responsible for operating the warehouse system. Accordingly, we save the cost of the warehousing fee net of the related costs of operating the warehouse.

Cost of sales as a percentage of revenue was 68.8% for the thirty-nine week period ended May 25, 2002 as compared to 67.1% for the thirty-nine week period ended May 26, 2001. As described above, warehouse costs have decreased as a result of entering into an Interim Operating Agreement. However, store occupancy costs have increased as a percentage of sales.

Selling, general and administrative expenses as a percentage of revenue was 27.9% for the thirteen week period ended May 25, 2002 as compared to 29.2% for the thirteen week period ended May 26, 2001. Even though we did not advertise substantially less, our advertising costs decreased by $138 (a 4% reduction from the prior year cost) as we have been able to obtain more favorable advertising rates. However, we incurred an increase in other costs, such as the royalty and additional advertising contribution reduction as described in sections (c) and (d) below, insurance costs and costs associated with our private label card business.

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-Nine Weeks Ended May 25, 2002
               (In thousands except for share amount)

Selling, general and administrative expenses as a percentage of revenue was 30.1% for the thirty-nine week period ended May 25, 2002 as compared to 30.5% for the thirty-nine week period ended May 26, 2001. Even though we did not advertise substantially less, our advertising costs decreased by $1,326 (a 11% reduction from the prior year cost) as we have been able to obtain more favorable advertising rates. However, we incurred an increase in other costs, as indicated in the discussion of the thirteen week period above.

Selling, general and administrative expenses were impacted as a result of the following provisions of the Interim Operating
Agreement:

(a) the private company contributed $126 per month to advertising. Prior to the Interim Operating Agreement, the private company was contributing $150 per month to advertising.

(b) the private company has reduced from the amount contributed to advertising an additional $11 for the thirteen weeks and $27 or the thirty-nine weeks ended May 25, 2002 which represents 1% of our sales in New York (other than sales of leather furniture and sales from six stores in New York which we have owned for many years). The maximum amount by which the contribution can be reduced is $80 per year.

(c) we paid the private company a royalty of $100 for the thirteen weeks and $300 for the thirty-nine weeks ended May 25, 2002. This fee is $400 annually and gives us the right to open an unlimited number of stores in New York and also covers the stores recently opened in New York.

(d) Subject to certain exceptions, if the private company's sales for the eight month period commencing January 1, 2002, are less than $17,718 we will pay the private company (or reduce the advertising payment they owe us) an amount equal to 50% of the amount by which their sales are below $17,718 provided that the amount of such payment or reduction in the eight month period, plus any payments of the 10-15% with respect to sales shortfalls will not exceed $1,800 in the aggregate. We anticipate that the private company's sales for the eight months ending August 31, 2002 will be below $17,718. Therefore, we have accrued additional advertising contribution reductions of $205 for the quarter and $342 for the nine months ended May 25, 2002.

Net income for the thirteen weeks ended May 25, 2002 was $1,286 compared to $242 for the thirteen week period ended May 26, 2001. The principal reason for the increase is an increase in net sales partially offset by the change in the fabric protection revenue recognition method as described above.

Net loss for the thirty-nine week period ended May 25, 2002 was $85 compared to a net income of $1,293 for the thirty-nine week period ended May 26, 2001. The principal reason for the decrease is a change in how we recognize revenue from the sale of fabric protection as described above.

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-Nine Weeks Ended May 25, 2002
             (In thousands except for share amount)


Liquidity and Capital Resources

At May 25, 2002, we had a working capital deficiency of $3,720 compared to a deficiency of $3,989 at August 25, 2001 and had available cash and cash equivalents of $14,098 compared to $11,155 at August 25, 2001. The working capital deficiency is primarily due to the deferral of fabric protection revenue. As a result of our amendment of the Interim Operating Agreement, the $7,404 of fabric protection revenue which is deferred should be recorded as earned in the fourth quarter of the fiscal year ending August 31, 2002.

We continue to fund the operations of certain of our limited partnership licensees whose results are included in our consolidated financial statements, some of which continue to generate operating losses. Any such losses have been consolidated in our consolidated financial statements. It is our intention to continue to fund these operations in the future and, if the new settlement agreements referred to in our Annual Report on Form 10-K for the year ended August 25, 2001 are approved, we will acquire 100% of such limited partnerships. Our receivables from the private company and the unconsolidated licensees had been substantially reserved for in prior years and continue to be reserved. There can be no assurance that the total reserved amount of such receivables of $4,767 as of May 25, 2002 will be collected.

Starting in 1995, we entered into agreements with the private company that permit us to offset our current monthly obligations to each other up to $1,000. Amounts in excess of $1,000 are paid in cash. Based on the payment terms of these offset agreements, current obligations of the private company and the unconsolidated licensees as of May 25, 2002 have been paid. Additionally, as part of such agreements, the private company in November 1995 agreed to assume certain liabilities owed to us by the unconsolidated licensees.

In March 1996, we executed a Credit and Security Agreement with our principal supplier, Klaussner Furniture Industries, Inc., which extended the payment terms for merchandise shipped from 60 days to 81 days. Since February 1999, we have not exceeded these 81-day payment terms. As of May 25, 2002, there were no amounts owed to Klaussner which were over these extended terms. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of .67% per month for invoices we pay beyond the normal 60-day terms. This provision became effective commencing in January 1998. As part of the Credit and Security Agreement, we granted to Klaussner a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a licensee agreement to operate our business in the event of our default.

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-Nine Weeks Ended May 25, 2002
             (In thousands except for share amount)

We opened five stores, relocated one store and had no store closings during the thirty-nine weeks ended May 25, 2002. We spent $526 for capital expenditures during the thirty-nine week period and we anticipate capital expenditures approximating $200 during the balance of fiscal 2002 to support the opening of new stores. As previously disclosed, Klaussner has agreed to lend us up to $150 per new store for up to 10 new stores. To date, we have not borrowed pursuant to such arrangement and we currently intend to fund any expansion with internally generated capital.

Unless the U.S. economy worsens, we anticipate generating positive operating cash flow for the year ending August 31, 2002.
In the opinion of management, this positive cash flow will be adequate to fund operations during the current and next fiscal year.


Item 3.   Quantitative and Qualitative Disclosures about Market
Risk.

     Not applicable.

                   JENNIFER CONVERTIBLES, INC.

                             PART II

                        OTHER INFORMATION


ITEMS 1.  LEGAL PROCEEDINGS

In December 2001, the state of New Jersey sued us, accusing us of false advertising and accused us of actions giving rise to customer complaints. All 18 Jennifer Convertibles stores in New Jersey are defendants in the suit. On January 3, 2002, we and the State of New Jersey reached an agreement to settle the suit for a total of $200,000, which covers fines, penalties, legal and administrative costs. We are awaiting settlement documents from the State of New Jersey. We have paid $125 and accrued $75 for this litigation as of May 25, 2002.



ITEMS 2. through 5.  NOT APPLICABLE.


ITEM  6.  (a)  Exhibits
               10.47 Amendment No. 1 to Management Agreement and License
               10.48     Amendment No. 1 to Warehouse Agreement

          (b)  Reports on Form 8-K
               None

                   JENNIFER CONVERTIBLES, INC.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          JENNIFER CONVERTIBLES, INC.


July 15, 2002            By: /s/    Harley J. Greenfield
                         Harley J. Greenfield, Chairman of
                         the Board and Chief Executive Officer

July 15, 2002            By: /s/    Rami Abada
                         Rami, Abada, Chief Financial Officer

                                               Exhibit 10.47
                       AMENDMENT NO. 1 TO
                MANAGEMENT AGREEMENT AND LICENSE

     This Amendment No. 1 to Management Agreement and License is

made as of the 30 day of April, 2002 by and among JARA

ENTERPRISES, INC., a New York corporation ("Jara"), FRED LOVE,

the sole stockholder of Jara (the "Shareholder"), JENNIFER

CONVERTIBLES, INC., a Delaware Corporation ("JCI") and JENNIFER

ACQUISITION CORP., a Delaware Corporation ("JAC"), a wholly owned subsidiary of JCI.

                            RECITALS:

     A    Reference is made to that certain Management Agreement

and License, executed as of July 6, 2001 between Jara, the

Stockholder, JCI and JAC (the "Agreement").

     A.   The parties to the Agreement desire to amend the Agreement as set forth herein.

     NOW, THEREFORE, the parties hereto agree as follows:

                            ARTICLE I

                           AMENDMENTS

     Section 1.01   Section 1.11 of the Agreement is hereby

amended by deleting the third sentence thereof and by

substituting the following in its place:

          "In addition to any other amounts payable, for the period from January 1, 2002 through August 31, 2002 (the "Initial Period"),
          Jara's share of advertising costs shall be reduced (such reduction and all reductions referred to in the next sentence for twelve
          (12) month periods are hereinafter referred to as "Additional Reductions") for such eight month period by an amount equal to $0.50 multiplied by the amount, if any, by which Jara's Net Delivered Sales for such period are less than $17,718,000; provided, that in no event shall such Additional Reduction, together with amounts paid pursuant to
          Section 2.1(c) during such period exceed an aggregate of $1,800,000 (any such excess shall be eliminated and shall not be carried over).  Thereafter, for the twelve (12) month
          period commencing on September 1, 2002 and for each twelve (12) month period thereafter, Jara's share of advertising costs shall be reduced by an amount equal to $0.50 multiplied by the amount, if any, by which Jara's Net Delivered Sales for such twelve
          (12) month period are less than $27,640,000;

          provided, that in no event shall such
          Additional Reduction, together with amounts paid pursuant to Section 2.1(c) during such period exceed an aggregate of $2,700,000 (any such excess shall be eliminated and shall not be carried over).

     Section 1.02   Section 2.1(c) of the Agreement is hereby

amended and restated in its entirety to provide as follows:

          (c) For the Initial Period, JCI will pay to
          Jara an amount equal to 10% of the amount by which the Jara Stores Net Delivered Sales are less than $17,718,000, provided however, that if the Jara Net Delivered Sales for such eighth (8) month period is $16,667,000 or less than JCI will pay to Jara an amount equal to 15% (in lieu of the 10% referred to above) of the amount by which the Jara Stores
          Net Delivered Sales are less than
          $17,718,000. Notwithstanding the foregoing, in no event shall the total of the Additional
          Reduction for such Initial Period and amounts payable pursuant to this Section 2.1(c) for such Initial Period exceed $1,800,000 (any such excess shall be eliminated and shall not be carried over to other periods).
          Thereafter, for the twelve (12) month period commencing September 1, 2002, and for each twelve (12) month period thereafter, JCI will pay to Jara an amount equal to 10% of the amount by which the Jara Stores Net Delivered
          Sales for such twelve (12) month period are less than $27,640,000, provided however, that if, the Jara Net Delivered Sales for any such period are $26,000,000 or less, then JCI will pay to Jara an amount equal to 15% (in lieu of the 10% referred to above) of the amount by which the Jara Stores Net Delivered Sales for any such period are less than $27,640,000. Notwithstanding the foregoing, in no event shall the total of the Additional
          Reduction for any twelve (12) month period and amounts payable pursuant to this Section
          2.1(c) for such period exceed $2,700,000 (any such excess shall be eliminated and shall not be carried over to other periods).

                           ARTICLE II

                          MISCELLANEOUS

     Section 2.01   This Amendment shall be governed by and

construed in accordance with the laws of the State of New York.

     Section 2.02   This Amendment may be executed in one or more

counterparts, each of which shall constitute an original, and all of which, taken together, shall be deemed to constitute one and the same agreement.

          IN WITNESS WHEREOF, the parties hereto have caused this

Amendment to be duly executed by their duly authorized officers as of the day and year above written.

                              JARA ENTERPRISES, INC.

                          By:  /s/ Fred J. Love______________
                                   Name:  Fred J. Love
                                   Title:    President


                              JENNIFER ACQUISITION CORP.

                           By: /s/ Harley J. Greenfield_________
                                   Name:  Harley J. Greenfield
                                   Title: Chief Executive
                                          Officer

                              JENNIFER CONVERTIBLES, INC.

                           By: /s/ Harley J. Greenfield________
                                   Name: Harley J. Greenfield
                                   Title:   Chief Executive
                                            Officer

                            By: /s/ Fred J. Love_______________
                                    FRED LOVE

                                               Exhibit 10.48


                     AMENDMENT NO. 1 TO
                     WAREHOUSE AGREEMENT

     This Amendment No. 1 to the Warehouse Agreement is made of as of June 23, 2002 by and among JENNIFER CONVERTIBLES, INC., a Delaware corporation ("JCI"), JENNIFER WAREHOUSING, INC., a Delaware corporation and a wholly-owned subsidiary of JCI ("New Warehousing"), and JARA ENTERPRISES, INC., a New York corporation ("Jara").

                          RECITALS:

     A. Reference is made to that certain Warehouse Agreement, executed as of July 6, 2001 between JCI, New Warehousing and Jara (the "Agreement").

     B. The parties to the Agreement desire to amend the Agreement as set forth herein.

NOW, THEREFORE, the parties hereto agree as follows:


                          ARTICLE I

                          AMENDMENT

Section 1.01.  All capitalized terms unless otherwise
defined herein, shall have their defined meaning from the Agreement.

Section 1.02 Section 5 of the Agreement is amended by deleting sub-section (a) and substituting the following in its place:

(a)(i) JCI will pay Jara $400,000 in eight equal monthly payments of $50,000 each with the first such payment being due and payable on September 16, 2002 with each subsequent payment being due and payable on the 16th day of each calendar month thereafter until paid in full. In return for such payment, Jara will be responsible for the cost of all fabric protection or breach of warranty claims ("collectively, Fabric Protection Claims") made after June 23, 2002 relating to sales of Merchandise made by both JCI owed and licensed stores ("JCI Stores") and Jara Stores prior to June 23, 2002. Jara will not be obligated to refund to JCI any amounts previously paid to Jara by JCI for claims relating to sales made before June 23, 2002.

(ii) Jara will be responsible for all Fabric Protection Claims made after June 23, 2002 with respect to sales of Merchandise by Jara Stores after June 23, 2002 and prior to August 28, 2004 (or August 27, 2005, if extended as provided in subparagraph (a)(v) below) whether or not the claim is made on or after August 28, 2004 (or August 27, 2005, if extended). The warranty agreement given to the purchaser of the fabric protection and warranty plan will clearly identify that Jara, or a subsidiary of Jara, will be solely responsible for performance under the fabric protection and warranty plan.

(iii) In addition, Jara will be responsible for all Fabric Protection Claims made after June 23, 2002 with respect to sales of Merchandise by JCI Stores after June 23, 2002 and before August 28, 2004 (or August 27, 2005, if extended), whether or not the claim is made on or after August 28, 2004 (or August 27, 2005, if extended). The warranty agreement given to the purchaser of the fabric protection and warranty plan will clearly identify that Jara, or a subsidiary of Jara, will be solely responsible for performance under the fabric protection and warranty
plan.   In return for such services, in addition to amounts
payable pursuant to subparagraph (a)(i) above, JCI will pay to Jara $50,000 per month with the monthly fee payable 85 days after the end of the month. Such monthly payment was determined based upon JCI's sales for its fiscal year ended August 25, 2001. The parties hereto agree that the $600,000 to be paid to Jara with respect to JCI's fiscal years ending August 30, 2003 and August 28, 2004 (and August 27, 2005, if extended) shall be adjusted on an annual basis) upwards or downwards, by $50,000 for each $1,000,000 by which JCI's revenues from the sale of fabric protection and related warranties from all customers including Jara exceed, or are less than, $10,000,000, as shown in JCI's Annual Report on Form 10-K for such fiscal year. Any adjustment made pursuant to the preceding sentence (with respect to any fiscal year) shall be due and payable by JCI or Jara, as the case may be, 85 days after the end of the month in which the JCI's 10-K (for such fiscal year) is filed with the Securities Exchange Commission.

(iv) To the extent JCI incurs any direct costs related to fabric protection or the related warranties, such as costs of fabric protection liquid or outside parts and labor, Jara will reimburse JCI for such costs. Such reimbursements will be paid 85 days after the end of the month in which the costs are incurred.

(v) JCI shall have the option to extend the provisions of subparagraphs (a)(ii) and (a)(iii) above to be applicable during JCI's fiscal year ending August 27, 2005 by delivering to Jara not later than August 28, 2004. After August 28, 2004, subject to a extension to August 27, 2005 at the option of JCI, unless the provisions of subparagraphs
(ii) and (iii) above are extended by mutual agreement of the parties, JCI will be responsible for any Fabric Protection Claims rendered in connection with sales of Merchandise by Jara Stores or JCI Stores after August 28, 2004 (or August 27, 2005, if JCI exercises the above-referenced to option). JCI may bill Jara for parts and outside labor and other actual out-of-pocket costs (excluding fabric protection claims) arising out of or relating to sales of Merchandise by Jara Stores and Jara shall promptly pay such bills provided that JCI properly documents such bills. For a period of six months following the payment of any such bills, Jara shall be permitted to audit such bills. Notwithstanding anything to the contrary herein, JCI will be entitled to subcontract its responsibility under this subparagraph (v) to a third party who agrees in writing to assume JCI's obligations under this subparagraph (v).

                         ARTICLE II

Section 2.01   This Amendment shall be governed by and
construed in accordance with the laws of the State of New
York,

Section 2.02 This Amendment may be executed in one more counterparts, each of which shall constitute an original, and all of which, taken together, shall be deemed to constitute on and the same agreement.

Section 2.03 The amendments to the Agreement made hereby shall be deemed to be effective, as of June 23, 2002, and all references to the "Warehousing Agreement" in the Interim Operating Agreement between JCI and Jara dated as of July 6, 2001, shall be deemed to be references to the Agreement, as amended hereby.

Section 2.04 Except as amended hereby, the Agreement will remain in full force and effect.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their duly authorized officers as of the day and year above written.



JENNIFER CONVERTIBLES, INC.

By:   /s/ Harley J. Greenfield
          Name:     Harley J. Greenfield
          Title:    Chief Executive Officer


JENNIFER WAREHOUSING, INC.

By:   /s/ Harley J. Greenfield
          Name:     Harley J. Greenfield
          Title:    Chief Executive Officer


JARA ENTERPRISES, INC.

By:   /s/ Fred J. Love
          Name:     Fred  J. Love
          Title:    President