Form 10-K/A
period 2001-08-25
JENNIFER CONVERTIBLES INC
filed 2002-09-27
CIK 806817

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K/A

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

   Aggregate market value of voting stock held by non-affiliates of registrant as of November 13 2001: $9,696,899.

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

   Jennifer Convertibles stores specialize in the retail sale of a complete line of sofabeds. Additionally, we sell sofas and companion pieces, such as loveseats, chairs and recliners, in both fabric and leather, designed and priced to appeal to a broad range of consumers. The sofabeds and companion pieces are made by several manufacturers and range from high-end merchandise to relatively inexpensive models. We are the largest dealer of Sealyr sofabeds in the United States. The private label Jennifer Leather stores specialize in the retail sale of leather living room furniture. We display merchandise in attractively decorated settings designed to show the merchandise as it would appear in the customer's home. In order to generate sales, our licensees and we rely on the attractive image of the stores, competitive pricing, prompt delivery and extensive advertising.

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

Trademarks

   The trademarks Jennifer Convertibles, Jennifer Leather, Jennifer House, With a Jennifer Sofabed, There's Always a Place to Stay, Jenni-Pedic, Elegant Living, Jennifer's Worryfree Guarantee, Jennifer Living Rooms, Bellissimo Collection,
Jennifer Sofas, and Jennifer Leather (and Design) are registered with the U.S. Patent and Trademark Office and are now owned by us. The private company, as licensee, was granted a perpetual royalty-free license to use and sublicense these proprietary marks (other than the ones related to Jennifer Leather) in the State of New York, subject to certain exceptions, including nine stores currently owned by us and operating in New York and two more which the private company agreed we may open on a royalty-free basis. Pursuant to the Interim Operating Agreement, we now have the right to open an unlimited number of stores in New York for a royalty of $400,000 per year. See "Certain Relationships and Related Transactions."

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

Item 6. SELECTED FINANCIAL DATA.


The following table presents certain selected financial data for
Jennifer Convertibles, Inc. and subsidiaries
                                            (in thousands, except share data)
Operations Data:                 Year          Year       Year         Year        Year
                                 Ended        Ended      Ended        Ended       Ended
                                 8/25/2001  8/26/2000  8/28/1999    8/29/1998   8/30/1997

Revenue                           $136,642    $133,701    $114,919    $109,335    $95,620

Cost of sales, including store
occupancy,
        warehousing, delivery and   92,686      88,087      76,855      71,462     64,571
       fabric protection

Selling, general and
 administrative expenses            39,963      38,615      35,688      35,872     32,214

Depreciation and amortization        1,854       1,691       1,668       1,727      1,840
                                   134,503     128,393     114,211     109,061     98,625

Operating income (loss)              2,139       5,308         708         274     (3,005)

Interest income                        466         358         171         108         67

Interest expense                        84          82         106         172         28

Income (loss) before income          2,521       5,584         773         210     (2,966)
taxes

Income taxes                          (227)        709         537         299        204

Net income (loss)                   $2,748      $4,875        $236        ($89)   ($3,170)

Basic income (loss) per share        $0.48       $0.85       $0.04      ($0.02)    ($0.56)

Diluted income (loss) per share      $0.38       $0.68       $0.03      ($0.02)    ($0.56)

Weighted average common shares
outstanding basic income (loss)
per share                        5,704,058   5,704,058   5,701,559   5,700,725  5,700,725


Effect of potential common
shares issuances:
 Stock options                      51,378      63,300      22,077        -          -
 Convertible preferred stock     1,443,164   1,443,164   1,430,722        -          -

Weighted average common shares
outstanding diluted income
(loss) per share                 7,198,600   7,210,522   7,154,358   5,700,725  5,700,725

Cash Dividends                        -           -           -           -          -

Store data:                       8/25/2001   8/26/2000   8/28/1999   8/29/1998  8/30/1997
Company-owned stores open
   at the end of period                112         102          84          82         84
Consolidated licensed stores
   open at the end of period            48          46          62          62         63
Licensed stores not consolidated
   open at end of period                 3           3           9          11         11
Total stores open at end of            163         151         155         155        158
   period

Balance Sheet Date:               8/25/2001   8/26/2000   8/28/1999   8/29/1998  8/30/1997
Working capital (deficiency)       ($3,865)    ($6,842)   ($11,073)   ($11,468)  ($17,437)
Total assets                        36,774      30,992      26,145      24,099     22,998
Long-term obligations                    0           0          63          49        421
Total liabilities                   37,679      34,645      34,673      32,905     36,544
(Capital deficiency)                  (905)     (3,653)     (8,528)     (8,806)   (13,546)
(Capital deficiency) per share      ($0.16)     ($0.64)     ($1.50)     ($1.54)    ($2.38)

                                             7

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

Results of Operations

Fiscal  year ended August 25, 2001 compared to fiscal year  ended
August 26, 2000:

   As described in Note 3 to the consolidated financial statements, the Company has revised its method of revenue recognition with respect to fabric protection and restated its operating results for the fourth quarter of the year ended August 25, 2001. The revised method results in $2,121,000 less revenue recognized in our year ended August 25, 2001 as compared with the amounts that were recognized under the prior method of revenue recognition.

   Net sales increased by 3.4% to $132,259,000 for the fiscal year ended August 25, 2001 as compared to $127,865,000 for the fiscal year ended August 26, 2000. Sales have been adversely effected by a slowdown in consumer spending and a decrease in consumer confidence in the U.S. economy.

   Beginning May 27, 2001 we changed the method under which we recognize income from the sale of fabric protection (and associated warranties). Before May 26, 2001, the Private Company was responsible for all fabric protection warranty claims, and all fabric protection revenue was recognized when the sale was delivered. After May 26, 2001, as a result of the execution of the Interim Operating Agreement, we became responsible for all fabric protection claims and revenue from the sale of fabric protection is recognized over the estimated service period. The effect is that fabric protection revenue which we would have recognized as revenue immediately is treated as deferred income on our balance sheet and, except for the amendment to the agreement with the Private Company referred to in the following paragraph, would be recognized in proportion to the costs expected to be incurred in performing services under the plan.

   As this accounting treatment was an unintended by product of the Interim Operating Agreement, we have entered into an amendment of such agreement with the Private Company pursuant to which, for a payment of $400,000 payable in eight installments of $50,000, the Private Company will be responsible for fabric protection claims made after June 23, 2002 as to previously sold merchandise and, for $50,000 per month subject to adjustment based on the annual volume of sales of the fabric protection plans, will be responsible for fabric protection claims made with respect to all merchandise sold between June 23, 2002 and August 28, 2004, subject to an extension at our option through August 27, 2005. Accordingly, of the $2,121,000 of deferred revenue at August 25, 2001, $589,000 was recognized as revenue through May 25, 2002 and the remainder will be recognized as revenue in the fourth quarter of fiscal 2002.

   Cost of sales increased to $92,686,000 for the fiscal year ended August 25, 2001 from $88,087,000 for the fiscal year ended August 26, 2000. Cost of sales as a percentage of revenue was 67.8% in fiscal 2001, which increased 1.9% from 65.9% in the prior year. The increase in percentage of revenue is primarily attributable to occupancy costs increasing as a percentage of revenue and the deferral of $2,121,000 of fabric protection revenue in 2001. Included in cost of sales are charges from the private company for warehouse expenses of $3,338,000 and freight of $0. This compared with $4,112,000 and $1,282,000, respectively, in the previous year. We had been paying the private company for freight charges based on quoted freight rates for arranging delivery of our merchandise up until April 2000 at which time we assumed responsibility for freight.

   Under the Interim Operating Agreement which went into effect May 27, 2001, we are no longer charged for warehousing fees and fabric protection by the private company, but instead provide such service to the private company and charge it fees. We also bear the expenses of operating the warehouse system.

   Selling, general and administrative expenses were $39,963,000 (29.2% as a percentage of revenue) for the fiscal year ended August 25, 2001 as compared to $38,615,000 (28.9% as a percentage of revenue) for the fiscal year ended August 26, 2000, an increase of 0.3% as a percentage of revenue. The most significant reason for the increase in selling, general and administrative expenses as a percentage of revenue was the increase in costs, such as the royalty and additional advertising contribution reduction as described in sections (a) and (b) below.

   (a) the Private Company contributed $125,750 per month to advertising. Prior to the Interim Operating
   Agreement , the Private Company was contributing $150,000 per month to advertising.

   (b) we paid the Private Company a royalty of $100,000 for the year ended August 25, 2001. This fee is $400,000 annually and gives us the right to open an unlimited number of stores in New York and also covers the stores recently opened in New York.

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

   Interest income increased by $108,000 to $466,000 for the fiscal year ended August 25, 2001 as compared to $358,000 the prior year. The increase is due to more available cash to invest and higher returns on investments.

   We had tax benefit of $227,000 and incurred a tax expense of $709,000 and $537,000 in fiscal years ended August 25, 2001 and August 26, 2000, respectively. The tax benefit in 2001 is due to a $624,000 reduction in the valuation allowance on our deferred tax asset, offset by current state tax expenses. We had previously fully reserved the deferred tax asset, which is comprised principally of net operating loss carryforwards and expenses deducted for financial reporting purposes which are not yet deductible for tax purposes. Based on operating profits during fiscal 2001 and an anticipation of future taxable income, we reduced the valuation allowance in 2001 by $624,000.

   Net income in the fiscal years ended August 25, 2001 and August 26, 2000 was $2,748,000 and $4,875,000 respectively, a decrease of income of $2,127,000 in fiscal 2001. The principle reason for the decrease is the change in how we recognize revenue from the sale of fabric protection plans.

Fiscal  Year Ended August 26, 2000 compared to fiscal year  ended
August 28, 1999:

   Net sales increased by 17.1% to $127,865,000 for the fiscal year ended August 26, 2000 as compared to $109,231,000 for the fiscal year ended August 28, 1999. On March 23, 2000, we purchased the stock of the previously unconsolidated licensee known as Southeastern Florida Holding Company. The acquisition added six owned stores in Florida with sales, from March 24, 2000 through August 26, 2000, of $2,804,000. We opened twelve 12 stores during the fiscal year ended August 26, 2000 whose total sales were $1,750,000.

   Cost of sales increased to $88,087,000 for the fiscal year ended August 26, 2000 from $76,855,000 for the fiscal year ended August 28, 1999. Cost of sales as a percentage of revenue was 65.9% in fiscal 2000, which declined from 66.9% in the prior year. The percentage decrease of 1.0% is primarily attributable to:

   * Merchandise purchase cost reductions of 1.6% as a percentage of revenue

   * Occupancy costs decreases of .6% as a percentage of revenue, due to higher sales volume.

   In addition, cost of sales was favorably impacted by an agreement with the private company that stores opened subsequent to June 1, 1999 would not be charged with the 5% warehousing fee and from a full years benefit of an amendment to the warehousing agreement entered into in February 1999.

    Selling, general and administrative expenses were $38,615,000 (28.9% as a percentage of revenue) for the fiscal year ended August 26, 2000 as compared to $35,688,000 (31.1% as a percentage of revenue) for the fiscal year ended August 28, 1999, a decrease of 2.2% as a percentage of revenue. The most significant reason for the decrease in selling, general and administrative expenses, as a percentage of revenue, was the ability to spread fixed cost dollars in corporate office expenses and base salaries over the higher sales volumes.

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

   Interest income increased by $187,000 to $358,000 for the fiscal year ended August 26, 2000 as compared to $171,000 the prior year. The increase was due to more available cash to invest and higher returns on investments.

   Net income in the fiscal years ended August 26, 2000 and August 28, 1999 was $4,875,000 and $236,000, respectively, an increase of income of $4,639,000. The primary reason for the significant improvement is better management of expenses, higher sales volume and lower cost of sales.

Liquidity and Capital Resources

   As of August 25, 2001, we had an aggregate working capital deficiency of $3,865,000 compared to a deficiency of $6,842,000 at August 26, 2000 and had available cash and cash equivalents of $11,155,000 compared to cash and cash equivalents and commercial paper of $9,409,000 at August 26, 2000. The increase in working capital cash and cash equivalents is primarily due to $3,326,000 of net cash provided from operating activities, partially offset by $1,362,000 of capital expenditures. Unless the U.S. economy continues to worsen, we anticipate continued positive operating cash flow through the end of fiscal 2002.

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

   The proposed settlement agreements and the Interim Operating
Agreement we entered into with the private company impacts our liquidity, capital resources and operations in a number of ways, including:

..       In return for providing warehousing services to the stores owned by the private company, the private company will pay us
        (i) during the next five years, a fee for all fabric protection and warranty services sold in their stores plus 2.5% of their yearly net sales for net sales up to an aggregate of $27,640,000 and 5.0% of their yearly net sales for net sales in excess of $27,640,000 and (ii) during each 12 month period after the first five years until we either buy the private company or until December 31, 2049, a fee for all fabric protection and warranty services sold in their stores plus 7.5% of their yearly net sales.

..       We will obtain the right to open an unlimited number of stores in the state of New York for a royalty of $400,000 per year (which includes stores already opened).

..       The private company is obligated to pay us $125,750 per month for advertising. This represents a decrease from the $150,000 per month that we were entitled to previously. In addition, if private company sales are less than $27,640,000, we must reimburse the private company $0.50 for every dollar of sales under $27,640,000, subject to the $2,700,000 cap described in the paragraph below.

..       Because we may negatively impact the private company's sales by opening additional stores of our own within the state of New York and because we will be managing the private company's stores, we will agree to pay the private company 10% of the amount by which their yearly net sales for any 12 month period are below $27,640,000, provided that if their yearly net sales fall below $26,000,000, we will pay the private company 15% of such shortfall amount, provided further that such amounts together with amounts we may pay for advertising if the private company's sales drop below $27,640,000 shall not, in the aggregate, exceed $2,700,000 in any 12 month period. Messrs. Greenfield and Seidner, officers, directors and principal stockholders, have agreed to be responsible for up to an aggregate of $300,000 of amounts due under these provisions in each year. We anticipate making "shortfall payments" of approximately $1,400,000 to the private company for fiscal year 2002.

..       In settlement of certain disputes as to amounts due us from the private company, the private company will execute several notes to us in the aggregate principal amount of $1,600,000 plus amounts owed at the closing date for purchasing and other services ($1,992,403 as of May 26, 2001).

..       We expect the effect of the new agreements with the private company, including our assumption of the warehousing responsibilities, will improve our operations by an estimated $700,000 each year. There is no assurance that the agreement will improve our operating results to the extent we estimate or at all.

..       The private company now has 85 days to pay for merchandise purchased by us for the private company's account. These extended payment terms will slow our cash flow from the private company and, based on estimated purchases by the private company, over the first 12 months, the adverse impact on cash flow is estimated at approximately $1,500,000 when compared to the current 30 days from invoice.

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

There is no assurance we will continue to operate profitably and we currently have a low net worth

   We achieved net income of $2,748,000 and $4,875,000 in the fiscal years ended August 25, 2001 and August 26, 2000, respectively. We achieved net income of $236,000 in the fiscal year ended August 28, 1999. The furniture business is cyclical and we may be unable to continue operating profitably, either due to a change in such cycle, losses from new stores, changes in consumer preferences or demographics or unknown risks and uncertainties that may cause us to incur losses from operations. Our profit decreased in fiscal 2001 due to a change in how we recognize revenue from the sale of fabric protection and the worsening U.S. economy. We had a capital deficiency of $905,000 as of August 25, 2001. Such capital deficiency may impair our ability to obtain additional financing or credit from our suppliers and make it more difficult to obtain leases from landlords.

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

We heavily depend on one supplier

   We purchase a significant percentage of our merchandise from Klaussner, which also manufactures furniture under the Sealyr brand name. During the fiscal year ended August 25, 2001, we purchased approximately 71% of our merchandise from Klaussner. Since a large portion of our revenues have been derived from sales of Klaussner products, the loss of this supplier could have a material adverse impact on us until alternative sources of supply are established. Klaussner is also a principal stockholder and creditor of ours. Our obligations to Klaussner are secured by substantially all of our assets. Klaussner's position as a significant creditor could potentially result in a temporary or permanent loss of our principal supply of merchandise, if, for example, Klaussner halted supply because we defaulted on or were late in making our payments to Klaussner. Moreover, Klaussner's position as a secured creditor, together with our limited net worth, may make it difficult to obtain substantial supplies from our vendors. See "Certain Relationships and Related Transactions."

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

Item 9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure.

   None.

                            PART III

Item 10. Our Directors and Executive Officers.

   The names and ages of our directors and our executive officers as of November 13, 2001 are as follows:

       Name           Age            Position(s) with the
                                         Company
Harley J. Greenfield  57   Director, Chairman of the Board and
Greenfield                 Chief Executive Officer
Edward G. Bohn        56   Director
Kevin J. Coyle        56   Director
Edward B. Seidner     49   Director and Executive Vice President
Bernard Wincig        70   Director
Rami Abada            42   Director, President, Chief Operating
                           Officer and Chief Financial Officer
Leslie Falchook       41   Senior Vice President - Administration
Kevin Mattler         43   Senior Vice President - Store Operations

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

                                 Annual Compensation                    Long-term compensation
                                                                    Awards               Payouts
                                                                             Securities
                                                  Other      Restricted  underlying
      Name and         Year    Salary   Bonus    annual        Stock      options/   LTIP        All other
 principal position                           compensation     Awards      SARs     pay-outs   compensation

                                ($)      ($)        ($)          ($)       (#)        ($)        ($)

         (a)           (b)      (c)      (d)        (e)          (f)       (g)        (h)        (i)

Harley J. Greenfield,  2001   414,400(1)  -       127,234(1)(2)   -     300,000(4)     -         0(1)
Chairman of the Board  2000   385,000    50,000   200,714         -     297,047        -         0
and Chief Executive    1999   320,000    63,675      -            -        -           -         0
Officer

Rami Abada, President, 2001   414,400(3)  -       127,234(3)(2)   -     150,000(5)     -         0(3)
Chief Operating        2000   254,000    50,000   200,714         -     300,000        -         0
Officer and Interim    1999   120,000    63,675      -            -        -           -         0
Chief Financial
Officer

Edward B. Seidner,     2001   298,685     -          -            -     100,000(6)     -         0
Executive Vice         2000   240,000     -          -            -        -           -         0
President              1999   240,000     -          -            -        -           -         0

Kevin Mattler, Senior  2001   131,000     -        15,000         -        -           -         0
Vice President-Store   2000   131,000     -          -            -        -           -         0
Operations             1999   131,000     -          -            -        -           -         0

Leslie Falchook Senior 2001   116,000     -          -            -        -           -         0
Vice President-        2000   116,000     -          -            -        -           -         0
Administration         1999   116,000     -          -            -        -           -         0


(1)On August 15, 1999, we entered into a five year renewable employment agreement with Mr. Greenfield under which Mr. Greenfield is entitled to a base salary of $400,000, subject to certain cost-of-living increases, and incentive bonuses based on our earnings before interest, taxes, depreciation and amortization ("EBITDA") and revenues. We are providing Mr. Greenfield, at our own expense, a split-dollar life insurance policy for his benefit with a face amount equal to $6,000,000. The premium was $111,000 for the fiscal year ended August 25, 2001. We are entitled upon death or termination of the policies to the lesser of cash value of the policies or the sum of the cash value equal to the sum of our contributions. Mr. Greenfield is entitled to, and we will pay him for, amounts due to him under the agreement from and including the date of his agreement.

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

               Aggregated Option Exercises in Last Fiscal Year and Fiscal Year
                                         End Option Values
                                                 Number of Securities        Value of Unexercised
                                               Underlying Unexercised        In-the-Money Options
                                              Options at August 25, 2001    at August 25, 2001 (1)

   Name                  Shares      Value
                       Acquired on  Realized  Exercisable Unexcercisable  Exercisable  Unexercisable
                       Exercise (#)
Harley J.                   N/A       N/A       99,016         498,031          $0            $0
Greenfield(2)(3)(9)
Rami Abada (3)(5)(6)        N/A       N/A      400,000         250,000       1,000             0
(7)(10)
Edward B.
Seidner (3)(11)             N/A       N/A            0         100,000           0             0
Leslie
Falchook (3)(4)             N/A       N/A       50,000               0         500             0
Kevin
Mattler (3)(8)              N/A       N/A       50,000               0         500             0
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

(10)    Includes 150,000 options granted on January 12, 2001 to
        Mr. Abada at an exercise price of $3.52 per share.

(11)    Includes 100,000 options granted on January 12, 2001 to
        Mr. Seidner at an exercise price of $3.52 per share.

GRAPH


















JENNIFER CONVERTIBLES INC.



                                    Beginning
            Transaction   Closing   No. Of       Dividend   Dividend     Shares        Ending   Cum. Tot.
  Date*       Type        Price**   Shares***   Per Share     Paid     Reinvested      Shares    Return
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

*  Specified ending dates or ex-dividends dates.
** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
***`Begin Shares' based on $100 investment.


















JENNIFER CONVERTIBLES INC.

                                             Cumulative Total Return
                                   8/96   8/97   8/98    8/99   8/00   8/01
JENNIFER CONVERTIBLES, INC.       100.00 100.00  72.50   84.38  95.00  79.40
NASDAQ STOCK MARKET (U.S.)        100.00 139.49 131.81  244.89 374.16 160.03
S & P HOUSEHOLD                   100.00 127.07 147.26  216.20 127.70 167.31
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

       Name and Address of          Amounts and     Percent of
         Beneficial Owner            Nature of        Class
                                     Beneficial
                                    Ownership (1)

Harley J. Greenfield(2)            937,305(2)(3)       16.4%
Edward B. Seidner(2)               555,914(2)(4)        9.7
Fred J. Love(2)                    585,662(2)(5)(6)    10.3
Jara Enterprises, Inc. (the        293,579(6)           5.1
  private company)(2)
David A. Belford(7)                394,000(7)           6.9
Pacchia, Grossman, Shaked,         482,100(8)           8.5
  Wexford Group(8)
Bernard Wincig(9)                  156,906(9)           2.8
Edward G. Bohn(10)                 33,333(10)           0.6
Kevin J. Coyle(10)                 39,583(10)           0.7
Leslie Falchook(11)                77,600(11)           1.4
Rami Abada(2)(12)                  453,001(12)          7.9
Kevin Mattler(13)                  50,000(13)           0.9
Hans J. Klaussner and Klaussner  1,424,500(14)         20.0
Furniture Industries, Inc.(14)
All directors and executive      2,303,642(2)(3)(4)    40.4
officers as a group (eight (8)
persons)                         (9)(10)(11)(12)(13)


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

(10) Includes, as to each individual, 33,333 shares of our common stock underlying exercisable options, but does not include 16,667 shares of our common stock underlying options which are not currently exercisable.

(11) Includes 50,000 shares of our common stock underlying options which are currently exercisable options.

(12) Includes 400,000 shares of our common stock underlying options which are currently exercisable options, but does not include 250,000 shares of our common stock underlying options which are not currently exercisable.

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

Item 13. Certain Relationships and Related Transactions.

The Private Company

   Until November 1994, Harley J. Greenfield, Fred J. Love and Edward B. Seidner, each owned 33- 1/3% of the private company, which, together with its subsidiaries, owns or licenses the private company stores. In November of 1994, Messrs. Greenfield and Seidner sold their interests in the private company for long-term notes and options to purchase the shares of our common stock which are owned by Mr. Love and the private company. As a result of such sale, Mr. Love now beneficially owns 100% of the private company. The private company is responsible for the warehousing for our owned stores, our licensed stores and the private company stores and leases and operates the warehouse facilities for such stores. Until December 31, 1993, the private company was also responsible for the purchasing and for certain advertising and promotional activities for our owned stores, our licensed stores and the private company stores. Effective January 1, 1994, we assumed the responsibility for purchasing and advertising for ourselves, our licensees, and the private company stores. The private company is responsible for a share of all advertising production costs and costs of publication of promotional material within the New York area. Until October 28, 1993, a corporation of which Messrs. Greenfield, Seidner and Love each owned 33-1/3%, owned the trademarks "Jennifer Convertiblesr" and "With a Jennifer Sofabed, There's Always a Place to Stayr." On October 28, 1993, these trademarks were assigned to us from such corporation for nominal consideration, and we agreed to license such trademarks to the private company in New York, as described below. Mr. Love is, and until November 1994, Mr. Seidner was, an executive officer and director of the private company.

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

   Prior to the agreements signed in July 2001, the following agreements were in effect:

   Pursuant to a license agreement between the private company and us, the private company had the perpetual, royalty-free right to use, sublicense and franchise the use of the trademarks "Jennifer Convertiblesr," with "Jennifer Sofabeds, There's Always a Place to Stayr" in the state of New York. The license is exclusive in such territory, subject to certain exceptions including nine stores operated by us in New York on a royalty-free basis and up to two additional stores which the private company has agreed may be opened in New York on a royalty-free basis.

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

   As this accounting treatment was an unintended by product of the Interim Operating Agreement, we have entered into an amendment of such agreement with the Private Company pursuant to which, for a payment of $400,000 payable in eight installments of $50,000, the Private Company will be responsible for fabric protection claims made after June 23, 2002 as to previously sold merchandise and, for $50,000 per month subject to adjustment based on the annual volume of sales of the fabric protection plans, will be responsible for fabric protection claims made with respect to all merchandise sold between June 23, 2002 and August 28, 2004, subject to extension at our option through August 27, 2005. Accordingly, we will recognize the $2,121,000 of deferred revenue at May 25, 2001 as revenue in the fourth quarter of fiscal 2002.

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

(c)  Exhibits.

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

(c)  Exhibits.

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

     NAME                   POSITION                   DATE

/s/            Chairman of the Board              September 23,
Harley J.       and Chief Executive               2002
Greenfield      Officer (Principal
 Harley J.      Executive Officer)
Greenfield

/s/            Director                           September 23,
Edward B.                                         2002
Seidner
 Edward B.
Seidner

/s/            Director                           September 23,
Bernard Wincig                                    2002
 Bernard
Wincig

/s/            Director                           September 23,
Edward Bohn                                       2002
 Edward Bohn

/s/            Director                           September 23,
Kevin J. Coyle                                    2002
 Kevin J.
Coyle

/s/            President, Director,               September 23,
Rami Abada      Chief Operating Officer           2002
 Rami Abada     And Chief Financial
                Officer

                   Section 302 Certification:

I, Harley J. Greenfield, certify that:

1.  I have reviewed this annual report on Form 10-K/A of Jennifer
Convertibles, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


September 23, 2002   By: /s/    Harley J. Greenfield
                     Harley J. Greenfield, Chief Executive
                     Officer (Principal Executive Officer)

                   Section 302 Certification:

I, Rami Abada, certify that:

1.  I have reviewed this annual report on Form 10-K/A of Jennifer
Convertibles, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


September 23, 2002       By: /s/  Rami Abada
                                  Rami, Abada, Chief Financial
                                  Officer (Principal Financial Officer)

                   Section 906 Certification:

     Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Jennifer Convertibles, Inc., a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

     The annual report on Form 10-K/A for the year ended August 25, 2001 (the "Form 10-K/A") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of the Company.



September 23, 2002         By: /s/    Harley J. Greenfield
                                      Harley J. Greenfield, [principal executive
                                      officer]

September 23, 2002         By: /s/    Rami Abada
                                      Rami, Abada, [principal financial officer]



     The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002
(subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of a separate disclosure document.

         JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES


                  Index to Financial Statements




Independent Auditors' Report.........................................F1

Consolidated Balance Sheets at August 25, 2001 and
  August 26, 2000....................................................F2

Consolidated Statements of Operations for the years ended
  August 25, 2001, August 26, 2000 and August 28, 1999...............F3

Consolidated Statements of Capital Deficiency for the years ended
  August 25, 2001, August 26, 2000, and August 28, 1999..............F4

Consolidated Statements of Cash Flows for the years ended
    August 25, 2001, August 26, 2000 and August 28, 1999.............F5

Notes to Consolidated Financial Statements...........................F6

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Jennifer Convertibles, Inc.
Woodbury, New York


We have audited the accompanying consolidated balance sheets of Jennifer Convertibles, Inc. and subsidiaries as of August 25, 2001 and August 26, 2000, and the related consolidated statements of operations, capital deficiency and cash flows for each of the three years in the period ended August 25, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

As described in Note 3, the consolidated financial statements referred to above have been restated.

As described in Note 4, the Company has significant transactions with related parties.


Eisner LLP (formerly Richard A. Eisner & Company, LLP)

New York, New York
November 16, 2001, except for Notes 3 and 4(b), as to which the date is June 23, 2002.






                        F1

    JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Consolidated Balance Sheets
         (in thousands, except for share data)

               ASSETS

             (SEE NOTE 6)                   Restated (Note 3)
                                          August 25,  August 26,
                                             2001        2000

Current assets:
  Cash and cash equivalents                $11,155      $6,384
  Commercial paper                               0       3,025
  Accounts receivable                          757         328
  Merchandise inventories                   12,660      11,064
  Due from Private Company, net
     of reserves of $4,811 and $4,826
     at August 25, 2001
     and August 26, 2000, respectively       3,225       1,494
  Deferred tax asset                           624           0
  Prepaid expenses and other current assets    557         450
       Total current assets                 28,978      22,745

Store fixtures, equipment and
leasehold improvements
   at cost, net                              5,013       5,180
Deferred lease costs and other
   intangibles, net                            329         505
Goodwill, at cost, net                       1,796       1,970
Other assets (primarily security
   deposits)                                   658         592
                                           $36,774     $30,992


LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
  Accounts payable, trade                  $16,920     $15,036
  Customer deposits                          8,693       8,956
  Accrued expenses and other current         5,109       5,356
    liabilities
  Deferred income from service               2,121           0
    contracts (Notes 3 and 8)
  Amounts payable under acquisition              0         239
    agreement
       Total current liabilities            32,843      29,587

Deferred rent and allowances                 4,836       5,058
       Total liabilities                    37,679      34,645


Commitments and contingencies (Notes
  10 and 11)

Capital Deficiency:
  Preferred stock, par value $.01 per
   share
      Authorized 1,000,000 shares
      Series A Convertible Preferred-
      10,000 shares issued
      and outstanding at August 25,
      2001 and August 26, 2000
      (liquidation preference $5,000)
      Series B Convertible Preferred-
      26,664 shares issued
      and outstanding at August 25,
      2001 and August 26, 2000
      (liquidation preference $133)
  Common stock, par value $.01 per
   share
      Authorized 10,000,000 shares;
      issued and
      outstanding 5,704,058 shares at
      August 25, 2001
      and August 26, 2000                       57          57
  Additional paid-in capital                27,482      27,482
  Accumulated (deficit)                    (28,444)    (31,192)
                                              (905)     (3,653)

                                           $36,774     $30,992

See Notes to Consolidated Financial Statements.

                                     F2

    JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

        Consolidated Statements of Operations
          (In thousands, except share data)



                                             Restated - Note 3
                                Year ended       Year ended       Year ended
                              August 25, 2001 August 26, 2000  August 28, 1999
                                 (52 weeks)      (52 weeks)        (52 weeks)

Revenue:
   Net sales                      $132,259        $127,865         $109,231
   Revenue from service contracts    4,383           5,836            5,688
                                   136,642         133,701          114,919

Cost of sales, including store
  occupancy,warehousing, delivery
  and service costs                 92,686          88,087           76,855
  service costs

Selling, general and
 administrative expenses            39,963          38,615           35,688

Depreciation and amortization        1,854           1,691            1,668
                                   134,503         128,393          114,211

Operating income                     2,139           5,308              708

Interest income                        466             358              171

Interest expense                       (84)            (82)            (106)

Income before income taxes           2,521           5,584              773

Income tax provision (benefit)        (227)            709              537

Net income                          $2,748          $4,875             $236


Basic income per common share        $0.48           $0.85            $0.04

Diluted income per common share      $0.38           $0.68            $0.03

Weighted average common shares
  outstanding basic income
  per shares                     5,704,058       5,704,058        5,701,559

Effect of potential common
share issuance:
  Stock options                     51,378          63,300           22,077
  Convertible preferred stock    1,443,164       1,443,164        1,430,722

Weighted average common shares
  outstanding diluted
  income per share               7,198,600       7,210,522        7,154,358


See Notes to the Consolidated Financial Statements.

                                          F3

                                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                                       Consolidated Statements of Capital Deficiency
                               Years Ended August 25, 2001, August 26, 2000 and August 28, 1999
                                             (In thousands,except share data)


                                                              Restated - Note 3
                     Preferred stock     Preferred stock                             Additional  Notes receivable
                        Series A            Series B               Common Stock       paid-in      from warrant  Accumulated
                   Shares  Par Value    Shares  Par Value      Shares    Par Value    capital        holders      (deficit)  Totals
Balances at August
 29, 1998           10,000      -           -       -         5,700,725       $57     $27,710       ($270)       ($36,303) ($8,806)
 Write off of notes
receivable from
warrant holders       -         -           -       -               -          -         (270)        270            -        -

Exercise of stock
 options              -         -           -       -             3,333        -            6         -              -           6

Purchase of stock
 options              -         -           -       -               -          -          (75)        -              -         (75)

Issuance of Series
 B Preferred Stock    -         -         26,664    -               -          -          111         -              -         111

Net income            -         -           -       -               -          -           -          -               236      236

Balances at August
28, 1999            10,000      -         26,664    -         5,704,058        57      27,482         -           (36,067)  (8,528)

Net income                                                                                                          4,875    4,875

Balances at August
 26, 2000           10,000       -        26,664    -         5,704,058        57      27,482         -           (31,192)  (3,653)

Net income                                                                                                          2,748    2,748

Balances at August
25, 2001            10,000       -        26,664    -         5,704,058       $57     $27,482       $ -          $(28,444)   $(905)

3410:
See Notes to Consolidated Financial Statements.
3412:
                                                  F4

           JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

              Consolidated Statements of Cash Flows
                        (in thousands)

                                               Restated - Note 3
                               Year Ended      Year Ended       Year Ended
                              August 25, 2001 August 26, 2000  August 28, 1999
                               (52 weeks)        (52 weeks)      (52 weeks)
Cash flows from operating
activities:
Net income                       $2,748           $4,875               $236
Adjustments to reconcile net
income to net cash provided by
operating activities:
  Depreciation and amortization   1,854            1,691              1,668
  Provision for warranty costs       50               46                100
  Provision for fabric
   protection costs                 273                0                  0
   (Income) loss from store
    closings                        (80)              10                 (9)
  Deferred rent                    (222)            (186)              (313)
  Deferred tax benefit             (624)               0                  0
(Recovery of) provision for
  losses on amounts
  Due from Private Company          (15)             107                (42)
  Deferred income                 2,121                0                  0
Changes in operating assets
and liabilities (net of
effect from purchase of
licensee):
  Merchandise inventories        (1,596)          (1,224)               384
  Prepaid expenses and other
    current assets                 (107)             150               (208)
  Accounts receivable              (429)            (212)               469
  Due from Private Company       (1,716)            (312)              (541)
  Other assets, net                 (64)             139                 81
  Accounts payable trade          1,884                0                113
  Customer deposits                (262)            (171)             1,865
  Accrued expenses and othe
    payables                       (489)             255               (294)
Net cash provided by
  operating activities            3,326            5,168              3,509

Cash flows from investing
activities:
 Capital expenditures           (1,362)           (1,130)              (743)
 Deferred leases costs and
   other intangibles                21              (232)                 0
 Payments of amounts payable
   under acquisition agreement    (239)             (461)                 0
 Acquisition of Southeastern
   Florida Holding
   Company, net of $20 cash
   received                           0             (780)                 0
 Proceeds from (purchase of)
  commercial paper                3,025           (3,025)                 0
Net cash provided by (used
in) investing activities          1,445           (5,628)              (743)

Cash flows from financing
activities:
  Payments of obligations
    under capital leases              0              (63)              (243)
Net cash (used in) financing
  activities                          0              (63)              (243)

Net increase (decrease) in
  cash and cash equivalents       4,771             (523)             2,523

Cash and cash equivalents at
  beginning of year               6,384            6,907              4,384

Cash and cash equivalents at
  end of year                   $11,155           $6,384             $6,907



Supplemental disclosure of
cash flow information:

Income taxes paid                $1,146             $484              $418

Interest paid                       $84              $82              $106

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

                                           F5