Form 10-Q/A
period 2001-11-24
JENNIFER CONVERTIBLES INC
filed 2002-09-27
CIK 806817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D C.  20549
                           FORM 10-Q/A

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

Indicate the number of shares outstanding of the issuer's common stock as of September 23, 2002: 5,704,058

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                              Index




Part I - Financial Information

     Item I - Financial Statements

     Consolidated Balance Sheets at November 24, 2001
     (Unaudited) and August 25,  2001............................... 2

     Comparative Consolidated Statements of Operations
     (Unaudited) for the thirteen weeks ended
     November 24, 2001 and November 25, 2000........................ 3

     Comparative Consolidated Statements of Cash Flows
     (Unaudited) for the thirteen weeks ended
     November 24, 2001 and November 25, 2000........................ 4

     Notes to Unaudited Consolidated Financial Statements .......... 5

     Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................12

     Item 3 - Quantitative and Qualitative Disclosures about
          Market Risk  ............................................ 15

Part II - Other Information........................................ 16

Signatures..........................................................17

Section 302 Certifications .........................................18

Section 906 Certification...........................................20

           PART I - FINANCIAL INFORMATION
           Item I - Financial Statements

          JENNIFER CONVERTIBLES, INC. AND
                 SUBSIDIARIES
            Consolidated Balance Sheets
        (In thousands, except per share
                     data)
ASSETS                                         November       (Restated See
                                               24, 2001           Note 3)
                                              (Unaudited)       August 25,
                                                                   2001
Current assets:
  Cash and cash equivalents                      $8,676          $11,155
  Accounts receivable                               857              757
  Merchandise inventories                        12,000           12,660
  Due from private company and
   unconsolidated licensees,
   net of reserves of $4,797 and
   $4,811 at November 24, 2001 and
   August 25, 2001, respectively                  3,497            3,225
  Deferred tax asset                                788              624
  Prepaid expenses and other current assets         538              557

    Total current assets                         26,356           28,978

Store fixtures, equipment and leasehold
improvements, at cost, net                        4,800            5,013
Deferred lease costs and other                      294              329
intangibles, net
Goodwill, at cost, net                            1,796            1,796
Other assets (primarily security                    642              658
deposits)

                                                $33,888          $36,774

LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
  Accounts payable, trade                       $12,243          $16,920
  Customer deposits                               9,319            8,693
  Accrued expenses and other current              5,023            5,109
  liabilities
  Deferred income from service contracts          3,948            2,121
  (Notes 3 and 8)

  Total current liabilities                      30,533           32,843

Deferred rent and allowances                      4,682            4,836
  Total liabilities                              35,215           37,679

Commitments and contingencies

Capital Deficiency:
  Preferred stock, par value $.01 per
 share, authorized 1,000,000 shares
   Series A convertible preferred -
  10,000 shares issued and
   outstanding (liquidation preference
  $5,000)
   Series B convertible preferred -
  26,664 shares issued and
   outstanding (liquidation preference
  $133)
  Common stock, par value $.01 per share,
 authorized 10,000,000
   shares issued, 5,704,058 shares
  outstanding at
   November 24, 2001 and August 25, 2001            57               57
  Additional paid in capital                    27,482           27,482
  Accumulated (deficit)                        (28,866)         (28,444)

                                                (1,327)            (905)

                                               $33,888          $36,774

         See notes to the consolidated
             financial statements.

    JENNIFER CONVERTIBLES INC. AND
             SUBSIDIARIES

      Consolidated Statements of
              Operations
  (In thousands, except share data)
              (Unaudited)
                                                   Thirteen weeks ended
                                                    November   November
                                                    24, 2001   25, 2000

Revenue:
  Net sales                                           $34,119    $33,745
  Revenue from service contracts                          318      1,434
                                                       34,437     35,179

Cost of sales, including store
occupancy, warehousing, delivery and service
costs                                                  23,730     23,060


Selling, general and administrative expenses           10,678     11,570

Depreciation and amortization                             418        452
                                                       34,826     35,082

Operating income (loss)                                  (389)        97

Interest income                                            58        135

Interest expense                                            6         17

Income before income taxes                               (337)       215

Income taxes                                               85         19

Net income/(loss)                                       ($422)      $196

Basic income/(loss) per common share                   $(0.07)     $0.03

Diluted income/(loss) per common share                 $(0.07)     $0.03


Weighted average common shares
outstanding basic income/(loss) per share           5,704,058  5,704,058

Effect of potential common share
issuance:
  Stock options                                             0    147,263
  Convertible preferred stock                               0  1,443,165

Weighted average common shares
outstanding diluted income per share                5,704,058  7,294,486


See notes to consolidated financial statements.

          JENNIFER CONVERTIBLES, INC. AND
                 SUBSIDIARIES

        Consolidated Statements of Cash Flows
                    (Unaudited)
                  (In thousands)

                                                    Thirteen weeks ended
                                                     November   November
                                                     24, 2001   25, 2000
Cash flows from operating activities:
  Net income/(loss)                                   ($422)      $196
  Adjustments to reconcile net income to net cash
 (used in) provided by
  operating activities:
   Depreciation and amortization                        418        452
   Deferred rent                                       (154)       (69)
   Deferred taxes                                      (164)         0
   Recovery of amounts due from Private Company         (15)         0
   Deferred income                                    1,827          0
  Changes in operating assets and liabilities:
   Merchandise inventories                              660     (1,455)
   Prepaid expenses and other current assets             19        (41)
   Accounts receivables                                (100)      (332)
   Due from Private Company                            (257)      (491)
   Other assets, net                                     16         (2)
   Accounts payable trade                            (4,677)       773
   Customer deposits                                    626      1,475
   Accrued expenses and other payables                  (86)       579

  Net cash (used in) provided by operating           (2,309)     1,085
 activities

Cash flows from investing activities:
   Capital expenditures                                (170)      (436)

  Net cash used in investing activities                (170)      (436)

Cash flows from financing activities:
  Payment of note payable                                 0       (239)

  Net cash used in financing activities                   0       (239)

Net (decrease) increase in cash and cash             (2,479)       410
equivalents

Cash and cash equivalents at beginning of period     11,155      6,384

Cash and cash equivalents at end of period           $8,676     $6,794

Supplemental disclosure of cash flow
information:
  Income taxes paid during the period                  $365       $543
  Interest paid                                          $6        $17


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

The balance sheet at August 25, 2001 has been derived from the audited financial statements at that date as restated (Note 3) but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The Company, in connection with the sale of its merchandise, sold separately priced fabric and leather protection plans for the life of the merchandise on behalf of a subsidiary of the Private Company and retained a portion of the revenue with the balance being remitted to the Private Company. As the subsidiary of the Private Company assumed all performance obligations and risk of any loss under the plans, the Company recognized the retained revenue at the time of sale to the customer. As part of the Interim Operating Agreement entered into with the Private Company (see
Note 6), effective for transactions subsequent to May 26, 2001, although the protection plans continue to be issued by a subsidiary of the Private Company, the Company agreed with the Private Company to service the claims and assume the responsibility and risk of loss for all claims filed subsequent thereto, including claims relating to sales made prior to May 27, 2001 and claims related to sales made by the Private Company subsequent to May 26, 2001. As a result of such assumption and related obligation to service claims, the Company has restated its financial statements to defer revenue from sale of the protection plans subsequent to May 26, 2001 previously recognized and amortize such revenue into income in proportion to the costs expected to be incurred in performing services under the plans (see Note 8). Related provisions for future claims were reversed and actual costs incurred in performing services under the plans were charged to expense in the period incurred. In addition incentive compensation expense and provision for state income taxes was adjusted to reflect the impact of such adjustments on the results of operations.

The financial statements for the year ended August 25, 2001 were also restated to reduce the tax provision for state income taxes related to prior years and charge operations for such prior years with the related income taxes.

                     JENNIFER CONVERTIBLES, INC.
            For the Thirteen Weeks Ended November 24, 2001
                (In thousands except for share amounts)

The effect of such restatements follow:

                           Year Ended       Thirteen Weeks Ended
                           August 25,        November   November
                              2001           24, 2001   26, 2000

Net income previously
reported                      $4,086          $1,058     $ 83
Restatements:
Deferral of revenues (net
of amortization) and related
claims                       *(1,954)         (1,718)      -
Expense adjustment,
Incentive compensation       *    97              86       -
Provision for state income
taxes                        *   122             152       -
Prior year tax adjustment        397             -        113
Net income (loss) as
restated                      $2,748           $(422)    $196
Basic net income (loss)
per share:
Previously reported            $0.72           $0.19    $0.01
Effect of restatements        $(0.24)         $(0.26)   $0.02
As restated                   $ 0.48          $(0.07)   $0.03
Diluted net income (loss)
per share:
Previously reported            $0.57           $0.15    $0.01
Effect of restatements         (0.19)          (0.22)    0.02
As restated                    $0.38          $(0.07)   $0.03


*  Represents an increase in the accumulated deficit as of August
25, 2001.

In addition to the above, certain reclassifications have been made to revenues and expenses for the thirteen week period ended
November 24, 2001 and November 26, 2000 which had no effect on net income previously reported.

                     JENNIFER CONVERTIBLES, INC.
            For the Thirteen Weeks Ended November 24, 2001
                (In thousands except for share amounts)

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has elected to adopt this standard as of the beginning of its fiscal year ending August 31, 2002. Application of the non-amortization policy would have resulted in an increase in net income of $44 for the quarter ended November 25, 2001($0.01 per share). The Company has performed the first of the required impairment tests and has determined that there is no impairment of the Company's goodwill.

NOTE 6:   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Derivative Litigation

Beginning in December 1994, a series of six actions were commenced as derivative actions on the Company's behalf against

                     JENNIFER CONVERTIBLES, INC.
            For the Thirteen Weeks Ended November 24, 2001
                (In thousands except for share amounts)

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

As described in our Annual Report on Form 10-K/A for the year ended 8/25/01, on July 6, 2001, the Private Company and the Company entered into a series of agreements designed to settle the derivative action among the private company, certain of our current and former officers and directors and former accounting firms and the Company. Effectiveness of the agreements is subject to certain conditions, including court approval and receipt by the Company of a fairness opinion or appraisal. The Company also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval. However, there can be no assurance that the court will approve the settlement or that a settlement will occur on the terms as described in the Company's Annual Report on Form 10-KA for the year ended August 25, 2001.

In December 2001, the State of New Jersey sued the Company, accusing the Company of false advertising and customer complaints. All 18 Jennifer Convertible stores in New Jersey, including one private company store, are defendants in the suit. On January 3, 2002, the Company and the State of New Jersey reached an agreement to settle the suit for a total of $200, which covers fines, penalties and legal and administrative costs. The Company is awaiting settlement documents from the State of New Jersey. The Company has accrued $200 for this litigation as of November 24, 2001.

                     JENNIFER CONVERTIBLES, INC.
            For the Thirteen Weeks Ended November 24, 2001
                (In thousands except for share amounts)


NOTE 7:   TRANSACTIONS WITH THE PRIVATE COMPANY

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Private Company: (Also, see Note 3 for service contract transactions with the Private Company).
                                     Thirteen weeks ended
                                    Nov. 24,       Nov. 26,
                                      2001          2000
Net Sales:
     Royalty income                    $33             $37
     Warehouse income, net             160               0
     Home delivery income              208             238
     Shuttle freight                   209             232
                                      $610            $507

Cost of Sales:
     Warehouse expenses             $1,124          $1,064

Selling, General and
 Administrative Expenses:
     Advertising allowance, net      $(377)          $(450)
     Royalty expense                     0               0
                                     $(377)          $(450)


NOTE 8:   SUBSEQUENT EVENT

The Company has amended its warehouse agreement with the Private Company whereby, effective June 23, 2002, the Private Company will become the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Private Company on and after such date through August 28, 2004 (subject to extension, at the Company's option, through August 27, 2005) and assume all performance obligations and risk of loss thereunder and the Company will have no obligation with respect to such plans. The Private Company will receive a monthly payment of $50 (payable by the Company 85 days after the end of the month), subject to an adjustment based on the volume of annual sales of the plans. The Company would keep any remaining revenue from the sale thereof. In addition, for a payment of $400 (payable $50 per month beginning three months after the date of the agreement) to be made by the Company, the Private Company will also assume responsibility to service and pay any claims related to sales made by the Company or the Private Company prior to

                     JENNIFER CONVERTIBLES, INC.
            For the Thirteen Weeks Ended November 24, 2001
                (In thousands except for share amounts)

June 23, 2002. Accordingly, the Company will have no obligations for any claims filed after June 23, 2002. As a result thereof, in the fourth quarter of its fiscal year ending August 31, 2002, the Company will reverse into income the remaining balance of deferred revenue related to the fabric protection plans (see Note
3) together with the remaining balance of the liability for warranty costs related to sales made prior to May 27, 2001, reduced by the $400 payment to be made to the Private Company.

                     JENNIFER CONVERTIBLES, INC.
            For the Thirteen Weeks Ended November 24, 2001
                (In thousands except for share amounts)

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-Looking Information

Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U. S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to the risk factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-KA for the fiscal year ended August 25, 2001. In addition to statements, which explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be uncertain and forward-looking.

Results of Operations

As described in Note 3 to the consolidated financial statements, we revised our method of revenue recognition with respect to fabric protection and restated our operating results for the fourth quarter of the year ended August 25, 2001 and the first quarter for the fiscal year ending August 31, 2002. The revised method results in $1,827 less revenue recognized in our thirteen week period ended November 24, 2001 as compared with the amounts that would have been recognized under the prior method of revenue recognition.

Net sales increased 1.1% in the thirteen week period ended November 24, 2001 to $34,119, up $374, over the thirteen week
period ended November 25, 2000.   Revenue from service contracts
decreased 77.8% in the thirteen week period ended November 24, 2001 to $318, down $1,116 from the thirteen week period ended November 25, 2000 due to the change in method referred to above.

We opened 11 new stores since November 25, 2000 which has resulted in additional sales. However, beginning May 27, 2001 we changed the method under which we recognize income from the sale of fabric protection (and associated warranties). Before May 27, 2001, the private company was responsible for all fabric protection warranty claims, and all fabric protection revenue was recognized when the sale was delivered. After May 26, 2001, as a result of the execution of the Interim Operating Agreement, we became responsible for all fabric protection claims and revenue from the sale of fabric protection is recognized over the estimated service period. The effect is that fabric protection revenue which we would have previously recognized as revenue immediately

                     JENNIFER CONVERTIBLES, INC.
            For the Thirteen Weeks Ended November 24, 2001
                (In thousands except for share amounts)

is treated as deferred income on our balance sheet and, except for the amendment to the agreement with the private company referred to in the following paragraph, would in the future be recognized in proportion to the costs expected to be incurred in performing services under the plan.

As this accounting treatment was an unintended by product of the Interim Operating Agreement, we have entered into an amendment of such agreement with the private company pursuant to which, for a payment of $400 payable in eight installments of $50, the private company will be responsible for any fabric protection claims made after June 23, 2002 as to previously sold merchandise and, for $50 per month, subject to adjustment based on the level of fabric protection sales, will be responsible for fabric protection claims made with respect to all merchandise sold between June 23, 2002 and August 28, 2004. Accordingly, of the $3,948 of deferred revenue at November 24, 2001, $768 will be recognized as revenue through May 25, 2002. The remainder will be recognized as revenue in the fourth quarter of fiscal 2002.

Cost of sales as a percentage of revenue was 68.9% for the thirteen week period ended November 24, 2001 as compared to 65.6% for the thirteen week period ended November 25, 2000. Warehouse costs have decreased as a result of entering into an Interim Operating Agreement with the private company in July 2001, under which we became responsible for operating the warehouse system. Accordingly, we save the cost of the warehousing fee net of the related costs of operating the warehouse. However, store occupancy costs have increased as a percentage of sales.

Selling, general and administrative expense as a percentage of revenue was 31.0% for the thirteen week period ended November 24, 2001 as compared to 32.9% for the thirteen week period ended November 25, 2000. Even though we did not advertise substantially less, our advertising costs decreased by $799 (a 15% reduction from the prior year cost) as we have been able to obtain more favorable advertising rates. However, we incurred an increase in other costs, such as the royalty described in section (b) below, insurance costs and costs associated with our private label card business.

Selling, general and administrative expense was impacted as a result of the following provisions of the Interim Operating
Agreement:

(a) the private company contributed $126 per month to advertising. Prior to the Interim Operating
Agreement , the private company was contributing $150 per month to advertising.

(b) we paid the private company a royalty of $100 for the thirteen weeks ended November 24, 2001. This fee is $400 annually and gives us the right to open an unlimited number of stores in New York and also covers the stores recently opened in New York.

                     JENNIFER CONVERTIBLES, INC.
            For the Thirteen Weeks Ended November 24, 2001
                (In thousands except for share amounts)

Net loss for the thirteen week period ended November 24, 2001 was $422 compared to net income of $196 for the thirteen week period ended November 25, 2000. The principal reason for the decrease is a change in how we recognize revenue from the sale of fabric protection as described above.

Liquidity and Capital Resources

At November 24, 2001, we had a working capital deficiency of $4,177 compared to a deficiency of $3,865 at August 25, 2001 and had available cash and cash equivalents of $8,676 compared to $11,155 at August 25, 2001. The working capital deficiency is primarily due to the deferral of fabric protection revenue. As a result of our amendment of the Interim Operating Agreement, the $3,948 of fabric protection revenue which is deferred will be recorded as earned through the fiscal year ending August 31, 2002.

We continue to fund the operations of certain of our limited partnership licensees whose results are included in our consolidated financial statements, some of which continue to generate operating losses. Any such losses have been consolidated in our consolidated financial statements. It is our intention to continue to fund these operations in the future and, if the new settlement agreements referred to in our Annual Report on Form 10-KA for the year ended August 25, 2001 are approved, we will acquire 100% of such limited partnerships. Our receivables from the private company and the unconsolidated licensees had been substantially reserved for in prior years. There can be no assurance that the total reserved amount of such receivables of $4,797 as of November 24, 2001 will be collected.

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

                     JENNIFER CONVERTIBLES, INC.
            For the Thirteen Weeks Ended November 24, 2001
                (In thousands except for share amounts)

to Klaussner a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a licensee agreement to operate our business in the event of our default.

We opened 2 stores and had no store closings during the thirteen weeks ended November 24, 2001. We spent $170 for capital expenditures during the thirteen week period and we anticipate capital expenditures approximating $800 during the balance of fiscal 2002 to support the opening of new stores. A portion of our store openings may be funded by Klaussner pursuant to an agreement, entered into in December 1999, pursuant to which Klaussner agreed, subject to certain conditions, to lend us $150 per new store for up to 10 new stores. Each loan will be evidenced by a three-year note, bearing interest at the LIBOR plus 3%. The notes are subject to acceleration under certain circumstances including closing of the stores funded by the loan or if we do not purchase at least 50% of our upholstered furniture by dollar volume from Klaussner. In addition, Klaussner will be entitled to a premium on the cost of furniture purchased from it by us for sale to customers of the stores funded by Klaussner. To date, we have not borrowed any funds from Klaussner under this arrangement.

Unless the U.S. economy worsens, we anticipate positive operating cash flow through the end of fiscal 2002. In the opinion of management, this positive cash flow will be adequate to fund operations during the current fiscal year.

Item 3.   Quantitative and Qualitative Disclosures about Market
Risk.

     Not applicable.

                     JENNIFER CONVERTIBLES, INC.

                             PART II

                        OTHER INFORMATION


ITEMS 1.  LEGAL PROCEEDINGS

In December 2001, the state of New Jersey sued us, accusing us of false advertising and customer complaints. All 18 Jennifer Convertible stores in New Jersey are defendants in the suit. On January 3, 2002, the State of New Jersey and we reached an agreement to settle the suit for a total of $200,000, which covers fines, penalties and legal and administrative costs. We are awaiting settlement documents from the State of New Jersey. We have accrued $200,000 for this litigation as of November 24, 2001.


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



                    JENNIFER CONVERTIBLES, INC.


September 23, 2002            By: /s/    Harley J. Greenfield
                              Harley  J. Greenfield, Chairman  of
                              the   Board   and  Chief  Executive
                              Officer

September 23, 2002            By: /s/      Rami Abada
                              Rami Abada, Chief Financial Officer

                    JENNIFER CONVERTIBLES, INC.

                   Section 302 Certification:
I, Harley J. Greenfield, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Jennifer Convertibles, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


September 23, 2002            By: /s/    Harley J. Greenfield
                              Harley    J.   Greenfield,    Chief
                              Executive     Officer    (Principal
                              Executive Officer)

                    JENNIFER CONVERTIBLES, INC.

                   Section 302 Certification:

I, Rami Abada, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Jennifer Convertibles, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


September 23, 2002            By: /s/   Rami Abada
                                        Rami Abada, Chief Financial
                                        Officer (Principal Financial Officer)

                    JENNIFER CONVERTIBLES, INC.


                   Section 906 Certification:

     Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Jennifer Convertibles, Inc., a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

     The quarterly report on Form 10-Q/A for the quarterly period ended November 24, 2001 (the "Form 10-Q/A") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q/A fairly presents, in all material respects, the financial condition and results of operations of the Company.



September 23, 2002            By: /s/    Harley J. Greenfield
                              Harley  J.  Greenfield, [principal
                              executive officer]

September 23, 2002            By: /s/     Rami Abada
                              Rami Abada, [principal financial officer]



          The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002
(subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of a separate disclosure document.