Form 10-Q/A
period 2002-02-23
JENNIFER CONVERTIBLES INC
filed 2002-09-27
CIK 806817

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

                              Index




Part I - Financial Information

     Item I - Financial Statements

     Consolidated Balance Sheets at February 23, 2002
     (Unaudited) and August 25,  2001...................... 2

     Comparative Consolidated Statements of Operations
     (Unaudited) for the thirteen weeks and twenty-six weeks
     ended February 23, 2002 and February 24, 2001......... 3

     Comparative Consolidated Statements of Cash Flows
     (Unaudited) for the twenty-six weeks ended
     February 23, 2002 and February 24, 2001............... 4

     Notes to Unaudited Consolidated Financial Statements.. 5

     Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations.........12

     Item 3 - Quantitative and Qualitative Disclosures
     about Market Risk ................................... 16

Part II - Other Information  ............................. 17

Signatures ..............................................  18

Section 302 Certifications.................................19

Section 906 Certification..................................21

        PART I - FINANCIAL INFORMATION
        Item I - Financial Statements

           JENNIFER CONVERTIBLES, INC. AND
                   SUBSIDIARIES
           Consolidated Balance Sheets
           (In thousands, except per
                  share data)

ASSETS                                          February       (Restated See
                                                23, 2002          Note 3)
                                               (Unaudited)      August 25,
                                                                 2001
Current assets:
  Cash and cash equivalents                       $10,210         $11,155
  Accounts receivable                                 452             757
  Merchandise inventories                          12,635          12,660
  Due from private company,
   net of reserves of $4,786 and
   $4,811 at February 23, 2002 and August 25,
   2001, respectively                               3,187           3,225
  Deferred tax asset                                  925             624
  Prepaid expenses and other current
    assets                                            942             557

    Total current assets                           28,351          28,978

Store fixtures, equipment and
leasehold improvements, at cost, net                4,557           5,013
Deferred lease costs and other
  intangibles, net                                    259             329
Goodwill, at cost, net                              1,796           1,796
Other assets (primarily security deposits)            643             658

                                                  $35,606         $36,774

LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
  Accounts payable, trade                         $12,251         $16,920
  Customer deposits                                10,458           8,693
  Accrued expenses and other current
    liabilities                                     5,104           5,109
  Deferred income from service
    contracts (Notes 3 and 8)                       5,463           2,121

  Total current liabilities                        33,276          32,843

Deferred rent and allowances                        4,600           4,836
  Total liabilities                                37,876          37,679

Commitments and contingencies

Capital Deficiency:
  Preferred stock, par value $.01 per share,
   authorized 1,000,000 shares
   Series A convertible preferred -
   10,000 shares issued and
   outstanding (liquidation
   preference $5,000)
   Series B convertible preferred -
   26,664 shares issued and
   outstanding (liquidation
   preference $133)
  Common stock, par value $.01 per share,
   authorized 10,000,000
   shares issued, 5,704,058 shares
   outstanding at
   February 23, 2002 and August 25,                    57              57
   2001
  Additional paid in capital                       27,482          27,482
  Accumulated (deficit)                           (29,809)        (28,444)

                                                   (2,270)           (905)

                                                  $35,606         $36,774

       See notes to the consolidated
          financial statements.

             JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

               Consolidated Statements of Operations
                 (In thousands, except share data)
                           (Unaudited)
                                              Thirteen weeks ended   Twenty-six weeks ended
                                              February    February    February    February
                                                  23,        24,         23,          24,
                                                 2002       2001        2002         2001
Revenue:
  Net sales                                      $30,653    $31,387     $64,771    $65,132
  Revenue from service contracts                     506      1,388         824      2,822
                                                  31,159     32,775      65,595     67,954

Cost of sales, including store occupancy,
  warehousing, delivery and service costs         21,960     21,954      45,691     45,014

Selling, general and administrative expenses       9,802      9,568      20,480     21,138

Depreciation and amortization                        410        465         828        917
                                                  32,172     31,987      66,999     67,069

Operating income (loss)                           (1,013)       788      (1,404)       885

Interest income                                       38        178          96        313

Interest expense                                       1         40           7         57

Income/(loss) before income taxes                   (976)       926      (1,315)     1,141

Income taxes                                         (34)       102          50        120

Net income/(loss)                                  ($942)      $824     ($1,365)    $1,021

Basic income/(loss) per common share              ($0.17)     $0.14      ($0.24)     $0.18

Diluted income/(loss) per common share            ($0.17)     $0.11      ($0.24)     $0.14

Weighted average common shares outstanding
  basic income/(loss) per share                5,704,058  5,704,058   5,704,058  5,704,058

Effect of potential common share issuance:
  Stock options                                        0     79,510           0    114,094
  Convertible preferred stock                          0  1,443,165           0  1,443,165

Weighted average common shares outstanding
  diluted income per share                     5,704,058  7,226,733   5,704,058  7,261,317

     See notes to the consolidated financial
                   statements.
230:

     JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

        Consolidated Statements of Cash Flows
                     (Unaudited)
                    (In thousands)
                                                            Twenty-six    Twenty-six
                                                           weeks ended    weeks ended
                                                           February 23,   February 24,
                                                               2002           2001

Cash flows from operating activities:
  Net income/(loss)                                           ($1,365)        $1,021
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Depreciation and amortization                                  828           917
   Loss on disposal of equipment                                   16             0
   Deferred rent                                                 (236)         (111)
   Deferred taxes                                                (301)            0
   Recovery of amounts due from Private Company                   (26)            0
   Deferred income                                              3,342             0
  Changes in operating assets and liabilities:
   Merchandise inventories                                         25        (1,296)
   Prepaid expenses and other current assets                     (385)         (292)
   Accounts receivable                                            305           (13)
   Due from Private Company                                        64          (225)
   Deferred lease costs and other intangibles                       0           (28)
   Other assets, net                                               15            (3)
   Accounts payable trade                                      (4,669)         (946)
   Customer deposits                                            1,765         1,088
   Accrued expenses and other payables                             (5)          137

  Net cash (used in) provided by operating                       (627)          249
 activities

Cash flows from investing activities:
   Capital expenditures                                          (318)         (714)
   Proceeds from commercial paper                                   0         3,025

  Net cash (used in) provided by investing                       (318)        2,311
 activities

Cash flows from financing activities:
  Payment of note payable                                           0          (239)

  Net cash used in financing activities                             0          (239)

Net (decrease) increase in cash and cash                         (945)        2,321
equivalents

Cash and cash equivalents at beginning of period               11,155         6,384

Cash and cash equivalents at end of period                    $10,210        $8,705

Supplemental disclosure of cash flow information:
  Income taxes paid during the period                            $393          $613
  Interest paid                                                    $7           $57

   See notes to consolidated financial statements.
294:

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

                   JENNIFER CONVERTIBLES, INC.
        For the Twenty-Six Weeks Ended February 23, 2002
             (In thousands except for share amounts)



The effect of such restatements follow:


                       Year Ended  Thirteen Weeks Ended   Twenty-Six Weeks Ended
                        August 25,  February  February      February  February
                          2001      23, 2002  24, 2001      23, 2002   24, 2001

Net income previously
reported                $4,086      $277       $660         $1,336      $744
Restatements:
Deferral of revenues
(net of amortization)
 and related claims    *(1,954)   (1,417)        -          (3,135)       -
 Expense adjustment,
Incentive compensation *    97        71         -             157        -
Provision for state
income taxes           *   122       127         -             277        -
Prior year tax
adjustment                 397        -         164             -        278
Net income (loss) as
restated                $2,748     $(942)      $824        $(1,365)   $1,021
Basic net income
(loss) per share:
Previously reported      $0.72     $0.05      $0.12          $0.23     $0.13
Effect of restatements   (0.24)    (0.22)      0.02          (0.47)     0.05
As restated              $0.48    $(0.17)     $0.14         $(0.24)    $0.18
Diluted net income
(loss) per share:
Previously reported      $0.57     $0.04      $0.09          $0.19     $0.10
Effect of restatements   (0.19)    (0.21)      0.02          (0.43)     0.04
As restated              $0.38    $(0.17)     $0.11         $(0.24)    $0.14


* Represents an increase in the accumulated deficit as of August
25, 2001.

In addition to the above, certain reclassifications have been made to revenues and expenses for the thirteen and twenty-six week periods ended February 23, 2002 to conform to the current years presentation which had no effect on net income previously reported.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has elected to adopt this standard as of the beginning of its fiscal year ending August 31, 2002. Application of the non-amortization policy resulted in an increase in net income of $44 for the quarter ended February 24, 2001 ($0.01 per diluted share), $87 for the six months ended February 24, 2001($0.01 per diluted share). The Company has performed the first of the required impairment tests and has determined that there is no impairment of the Company's goodwill.

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

As described in our Annual Report on Form 10-K/A for the year ended August 25, 2001, on July 6, 2001, the Private Company and the Company entered into a series of agreements designed to settle the derivative action among the Private Company, certain of our current and former officers and directors and former accounting firms and the Company. Effectiveness of the agreements is subject to certain conditions, including court approval and receipt by the Company of a fairness opinion or appraisal. The Company also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval. However, there can be no assurance that the court will approve the settlement or that a settlement will occur on the terms as described in the Company's Annual Report on Form 10-K/A for the year ended August 25, 2001.

In December 2001, the State of New Jersey sued the Company, accusing the Company of false advertising and accused us of actions giving rise to customer complaints. All 18 Jennifer Convertibles stores in New Jersey, including one private company store, are defendants in the suit. On January 3, 2002, the Company and the State of New Jersey reached an agreement to settle the suit for a total of $200, which covers fines, penalties and legal and administrative costs. The Company is awaiting settlement documents from the State of New Jersey. The Company has accrued $200 for this litigation as of February 23, 2002.

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

                     Thirteen weeks ended       Twenty-six weeks ended
                  February 23,   February 24,  February 23   February 24,
                     2002            2001         2002           2001
Net Sales:
  Royalty  income     $24              $33        $58            $70
  Warehouse income,
    net               121                0        281              0
  Home delivery
   income             237              242        445            481
  Shuttle freight     186              202        395            434
                     $568             $477     $1,179           $985

Costs of Sales:
  Warehouse
   expenses          $993             $925     $2,118         $1,990

Selling, General
 and Administrative Expenses:
  Advertising
    allowance, net  $(377)           $(450)     $(755)         $(900)
  Royalty expense     100                0        200              0
                    ($277)           $(450)     ($555)         ($900)

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

                   JENNIFER CONVERTIBLES, INC.
        For the Twenty-Six Weeks Ended February 23, 2002
             (In thousands except for share amounts)


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-Looking Information

Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U. S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to the risk factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K/A for the fiscal year ended August 25, 2001. In addition to statements, which explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be uncertain and forward-looking.

Results of Operations

As described in Note 3 to the consolidated financial statements, we revised our method of revenue recognition with respect to fabric protection and restated its operating results for the fourth quarter of the year ended August 25, 2001 and the first and second quarters for the fiscal year ending August 31, 2002. The revised method results in $3,342 and $1,515 less revenue recognized in our twenty-six and thirteen week periods ended February 23, 2002, respectively as compared with the amounts that would have been recognized under the prior method of revenue recognition.

Net sales of $30,653 and $31,387 for the thirteen week periods ended February 23, 2002 and February 24, 2001 respectively. Net sales decreased 2.3% in the thirteen week period ended February 23, 2002, down $734, from the thirteen week period ended February 24, 2001. Revenue from service contracts decreased 63.5% in the thirteen week period ended February 23, 2002 to $506, down $882 from the thirteen week period ended February 24, 2001 due to the change in method referred to above.

Net sales of $64,771 and $65,132 for the twenty-six week periods ended February 23, 2002 and February 24, 2001 respectively. Net sales decreased 0.6% in the twenty-six week period ended
February 23,2002, down $361, from the twenty-six week period

                   JENNIFER CONVERTIBLES, INC.
        For the Twenty-Six Weeks Ended February 23, 2002
             (In thousands except for share amounts)


ended February 24, 2001. Revenue from service contracts decreased
70.8% in the twenty-six week period ended February 23, 2002 to $824, down $1,998 from the twenty-six week period ended February
24, 2001 due to the change in method referred to above.

We opened seven new stores February 24, 2001 which has resulted in additional sales. However, beginning May 27, 2001 we changed the method under which we recognize income from the sale of fabric protection (and associated warranties). Before May 27, 2001, the private company was responsible for all fabric protection warranty claims, and all fabric protection revenue was recognized when the sale was delivered. After May 26, 2001, as a result of the execution of the Interim Operating Agreement, we became responsible for all fabric protection claims and revenue from the sale of fabric protection is recognized over the estimated service period. The effect is that fabric protection revenue which we would have previously recognized as revenue immediately is treated as deferred income on our balance sheet and, except for the amendment to the agreement with the Private Company referred to in the following paragraph, would in the future be recognized in proportion to the costs expected to be incurred in performing services under the plan.

As this accounting treatment was an unintended by product of the Interim Operating Agreement, we have entered into an amendment of such agreement with the Private Company pursuant to which, for a payment of $400 payable in eight installments of $50, the Private Company will be responsible for any fabric protection claims made after June 23, 2002 as to previously sold merchandise and, for $50 per month, subject to adjustment based on the level of fabric protection sales, will be responsible for fabric protection claims made with respect to all merchandise sold between June 23, 2002 and August 28, 2004. Accordingly, of the $5,463 of deferred revenue at February 23, 2002, $561 will be recognized as revenue through May 25, 2002. The remainder will be recognized as revenue in the fourth quarter of fiscal 2002.

Cost of sales as a percentage of revenue was 70.5% for the thirteen week period ended February 23, 2002 as compared to 67.0% for the thirteen week period ended February 24, 2001. Warehouse fees have decreased as a result of entering into an Interim Operating Agreement with the private company in July 2001, under which we became responsible for operating the warehouse system, net of related costs. However, store occupancy costs have increased as a percentage of sales.

Cost of sales as a percentage of revenue was 69.7% for the twenty-six week period ended February 23, 2002 as compared to 66.2% for the twenty-six week period ended February 24, 2001. Warehouse fees have decreased as a result of entering into an Interim Operating Agreement with the private company in July 2001, in which we became responsible for operating the warehouse system, net of related costs. However, store occupancy costs have increased as a percentage of sales.

                   JENNIFER CONVERTIBLES, INC.
        For the Twenty-Six Weeks Ended February 23, 2002
             (In thousands except for share amounts)


Selling, general and administrative expense as a percentage of revenue was 31.5% for the thirteen week period ended February 23, 2002 as compared to 29.2% for the thirteen week period ended February 24, 2001. Even though we did not advertise substantially less, our advertising costs decreased by $389 (a 12% reduction from the prior year cost) as we have been able to obtain more favorable advertising rates. However, we incurred an increase in other costs, such as the royalty and shortfall penalty as described in sections (c) and (d) below, insurance costs and costs associated with our private label card business.

Selling, general and administrative expense as a percentage of revenue was 31.2% for the twenty-six week period ended February 23, 2002 as compared to 31.1% for the twenty-six week period ended February 24, 2001. Even though we did not advertise substantially less, our advertising costs decreased by $1,188 (a 14% reduction from the prior year cost) as we have been able to obtain more favorable advertising rates. However, we incurred an increase in other costs, such as the royalty and shortfall penalty as described in sections (c) and (d) below, insurance costs and costs associated with our private label card business.

Selling, general and administrative expense was impacted as a result of the following provisions of the Interim Operating
Agreement:

(a) the Private Company contributed $126 per month to advertising. Prior to the Interim Operating
Agreement , the private company was contributing $150 per month to advertising.

(b) the Private Company has reduced the amount contributed to advertising by $9 for the quarter and $16 for the six months ended which represents 1% of our sales in New York (other than sales of leather furniture and sales from six stores in New York which we have owned for many years). The maximum amount of the reduction is $80 per year.

 (c) we paid the Private Company a royalty of $100 for the thirteen weeks ended and $200 for the twenty six weeks ended February 23, 2002, this fee is $400 annually and gives us the right to open an unlimited number of stores in New York and also covers the stores recently opened in New York.

(d) Subject to certain exceptions, if the Private Company's sales in any 12 month period commencing January 1, 2002, are less than $27,640 we will pay the private company (or reduce the advertising payment they owe us) an amount equal to 50% of the amount by which their sales are below $27,640 provided that the amount of such reduction in any 12 month period, plus any payments of the 10-15% with respect to sales shortfalls as described above, will not exceed $2,700 in

                   JENNIFER CONVERTIBLES, INC.
        For the Twenty-Six Weeks Ended February 23, 2002
             (In thousands except for share amounts)

the aggregate. We anticipate that the private company's sales for the 12 months ending December 31, 2002 will be approximately $26,000. Therefore, we have accrued $137 for the thirteen weeks ended and for the twenty six weeks ended February 23, 2002.

Net loss for the thirteen week period ended February 23, 2002 was $942 compared to a net income of $824 for the thirteen week period ended February 24, 2001. The principal reason for the decrease is a change in how we recognize revenue from the sale of fabric protection as described above.

Net loss for the twenty-six week period ended February 23, 2002 was $1,365 compared to a net income of $1,021 for the twenty-six week period ended February 24, 2001. The principal reason for the decrease is a change in how we recognize revenue from the sale of fabric protection as described above.

Liquidity and Capital Resources

At February 23, 2002, we had working capital deficiency of $4,925 compared to a deficiency of $3,865 at August 25, 2001 and had available cash and cash equivalents of $10,210 compared to $11,155 at August 25, 2001. The working capital deficiency is primarily due to the deferral of fabric protection revenue. As a result of our amendment of the Interim Operating Agreement, the $5,463 of fabric protection revenue which is deferred will be recorded through the fourth quarter of the fiscal year ending August 31, 2002.

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

     The quarterly report on Form 10-Q/A for the quarterly period ended February 23, 2002 (the "Form 10-Q/A") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q/A fairly presents, in all material respects, the financial condition and results of operations of the Company.



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