Form 10-K/A
period 2001-08-25
JENNIFER CONVERTIBLES INC
filed 2002-09-30
CIK 806817

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

   As more fully discussed in Note 4, the Company, the LP's, the Private Company and the Unconsolidated Licensees have had numerous transactions with each other. Further, the Company had made advances to the Private Company which have been substantially reserved for. In July 2001, the Company and the Private Company entered into a series of agreements which change significantly the way they operate with each other and, subject to certain conditions being satisfied, will result, among other things, in the LPs becoming wholly-owned by the Company. Because of the numerous related party transactions, the results of operations are not necessarily indicative of what they would be if all transactions were with independent parties

(2)  Summary of Significant Accounting Policies

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

Commercial Paper

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

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accountants Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has elected to adopt this standard as of the beginning of its fiscal year ending August 31, 2002. Application of the non amortization provision is expected to result in an increase in net income of $174 ($0.02 per share) per year. During fiscal 2002, the Company will perform the first required impairment tests of Goodwill as of August 25, 2001 and has not yet determined what effect of this test would be on the earnings and financial position of the Company. Should management determine that goodwill is impaired, the impairment charge will be reflected as a cumulative effect of a change in accounting principle.

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

Revenue Recognition

   Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer.
A minimum deposit of 50% is typically required upon placing a non-financed sales order.

   The Company also finances sales and sells financed receivables on a non-recourse basis to a finance company. The Company does not also retain any interests in or service the sold receivables. The selling price of the receivables represents the amount due from the customer less a fee.
Fees paid to the finance company, which amounted to $1,887, $1,515 and $1,104 for the fiscal years ended August 25, 2001, August 25,2000 and August 28, 1999, respectively, are included in selling, general and administrative expenses. Proceeds received from sale of the receivables amounted to $55,167, $35,356 and $27,697 for the fiscal years ended August 25, 2001, August 25, 2000 and August 28, 1999, respectively.

The Company also derives revenues from the sale of service contracts related to lifetime protection plans.
See Notes 3 and 4 related to revenue recognition.

Income Per Share

   Basic income per common share is computed by dividing the net income after reduction for preferred stock dividends of $9, 9 and $7 in 2001, 2000 and 1999, respectively, by the weighted average number of shares of common stock outstanding during each period. Diluted income per share reflects, the dilutive effect of the assumed conversion of Convertible Preferred Stock and exercise of options. For fiscal year ended August 25, 2001, options for 549,016 shares, which are not dilutive, are not included in the calculation of diluted income per share.

Advertising

   The Company advertises in newspapers, radio and on television. Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses for the years ended August
25, 2001, August 26, 2000 and August 28, 1999 aggregated
$14,084, $13,163 and $11,699, respectively, net of amounts charged to the Private Company and Unconsolidated Licensees
(see Note 4).

Warranties

   Estimated warranty costs are expensed in the same period that sales are recognized. Also see Note 3.

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

(3)  Restatement

   As a result of a review of the Company's previously filed
Annual Report on Form 10-K for the year ended August 25,
2001 by the staff of the Securities and Exchange Commission, the Company is restating its financial statements as previously reported to reflect the following:

     The Company, in connection with the sale of its merchandise, sold separately priced fabric and leather protection plans for the life of the merchandise on behalf of a subsidiary of the Private Company and retained a portion of the revenue with the balance being remitted to the Private Company. As the subsidiary of the Private Company assumed all performance obligations and risk of any loss under the plans, the Company recognized the retained revenue at the time of sale to the customer. As part of the Interim Operating Agreement entered into with the Private Company (see Note 4a), effective for transactions subsequent to May 26, 2001, although the protection plans continue to be issued by a subsidiary of the Private Company, the Company agreed with the Private Company to service the claims and assume the responsibility and risk of loss for all claims filed subsequent thereto, including claims relating to sales made prior to May 26, 2001 and claims related to sales made by the Private Company subsequent to May 26, 2001. As a result of such assumption and related obligation to service claims, the Company has restated its financial statements to defer revenue from sale of the protection plans subsequent to May 26, 2001 previously recognized and amortize such revenue into income in proportion to the costs expected to be incurred in performing services under the plans (see Note 4b). Related provisions for future claims were reversed and actual costs incurred in performing services under the plans were charged to expense in the period incurred. In addition, incentive compensation expense and provision for state income taxes were reduced to reflect the impact of the adjustments on the results of operations.

     The financial statements were also restated to reduce the tax provision for state income taxes related to prior years charged to income during the years ended August 25, 2001 and August 26, 2000 and charge such prior years with the related income taxes.

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)


The effect of such restatements follow:

                                    Year      Year     Year
                                   Ended      Ended    Ended
                                   August    August    August
                                  25, 2001  26, 2000   28, 1999

Net Income previously reported     $4,086    $4,780     $370
Restatements:
Deferral of revenues (net of
amortization) and related claims
expense adjustment                 (1,954)        0        0
Incentive Compensation                 97         0        0
Provision for state income taxes      122         0        0
Prior year tax adjustment *           397        95     (134)
Net income as  restated            $2,749    $4,875     $236
Basic net income per share
Previously reported                 $0.72     $0.84    $0.06
Effect of restatements              (0.24)     0.01    (0.02)
As restated                         $0.48     $0.85    $0.04
Diluted net income (loss) per
share
Previously reported                 $0.57     $0.66    $0.05
Effect of restatements              (0.19)     0.02    (0.02)
As restated                         $0.38     $0.68    $0.03


  * Includes $358 applicable to years prior to fiscal 1999 which increases the accumulated deficit previously reported as of August 29, 1998.

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)

In addition to the above, the following reclassifications have been made which had no effect on net income previously reported:

                                                           Selling,
                                                           General
                                                             and
                                              Cost of  Administrative     Other
                                     Revenue  Sales        Expenses       Income
                                       (a)                   (b)
                                                      Increase/(Decrease
                                                        (In thousands)
Year Ended August 25, 2001:
  Delivery fees paid by customers     11,079   11,079
  Fabric protection fees paid to
     Private Company                  (1,515)  (1,515)
  Royalty income/expense                 134                 300           166
  Other income, net                                           (8)           (8)
                                       9,698    9,564        292           158

Year Ended August 26, 2000:
  Delivery fees paid by customers     12,030    12,030
  Fabric protection fees paid to
     Private Company                  (2,300)   (2,300)
  Royalty income/expense                 258                               (258)
  Other income, net                                         (112)          (112)
                                       9,988     9,730      (112)          (370)

Year Ended August 28, 1999:
  Delivery fees paid by customers      7,540     7,540
  Fabric protection fees paid to
     Private Company                  (2,292)   (2,292)
  Royalty income/expense                 387                               (387)
  Other income, net                                         (150)          (150)
                                       5,635     5,248      (150)          (537)

(a) All amounts adjust net sales except for fabric protection fees paid to the Private Company which decreases revenue from service contracts.

(b) Includes provision for loss (recovery) of amounts due from the Private Company and (income) loss from store closings previously shown separately.

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)


(1)  Related Party Transactions

   (a) New proposed agreements and Interim Operating Agreement

   In July 2001, the Private Company and the Company entered into a series of agreements designed to settle the derivative litigation among the Private Company, certain of the Company's current and former officers and directors and former accounting firms and the Company (see Note 11). Effectiveness of the agreements is subject to certain conditions, including court approval and receipt by the Company of a fairness opinion or appraisal. The Company also entered into an Interim Operating Agreement effective as of May 27, 2001 designed to implement certain of the provisions of the settlement agreements prior to court approval. If for any reason the court fails to approve the settlement and there is no appeal, the Interim Operating Agreement would terminate. In such case, everything would go back to the way it was before such agreement was signed except that the Company would have a license to continue to operate the stores it opens in New York for a royalty of $400 per year plus 5% of net sales in New York, except for sales of leather furniture and from certain of the older New York stores owned by the Company.

   The material terms of the settlement agreements are as follows:

   Pursuant to a Warehouse Transition Agreement, the Private Company will transfer the assets related to the warehouse system currently operated by the Private Company to the Company and the Company will become responsible for the leases and other costs of operating the warehouses. Pursuant to computer hardware and software agreements, the Company will also assume control of, and responsibility for, the computer system used in the operations of the warehouse systems and stores while permitting the Private Company access to necessary services. Pursuant to a Warehousing Agreement, the Company will be obligated to provide warehouse services to the Private Company of substantially the type and quality it provided to the Company. During the first five years of the agreement, the Company will receive a warehousing fee of 2.5% on the net sales price of goods sold by the Private Company up to $27,640 of sales and 5% on net sales over $27,640. After five years, the Company will receive a warehousing fee of 7.5% of all net sales by the Private Company. In addition, during the full term of the agreement, the Company will receive a fee for fabric protection and warranty services at the rate the Company was being charged, subject to increase for documented cost increases. See (b) below for amendment to warehouse agreement. For the fiscal year ended August 25, 2001 charges (included in revenues) to the Private Company for fabric protection services amounted to $123 and warehousing fees amounted to $148.

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

   Because the Company may negatively impact the Private Company's sales by opening additional stores within the state of New York and because the Company will be managing the Private
Company's stores, the Company agreed to pay the Private Company 10% of the amount by which their yearly net sales for any 12 month period commencing January 1, 2002 are below $27,640,

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)

provided that if their yearly net sales fall below $26,000, the Company will pay the Private Company 15% of such shortfall amount, provided further that such amounts together with amounts the Company may pay for advertising if the Private Company's sales drop below $27,640 shall not, in the aggregate, exceed $2,700 in any 12 month period. Messrs. Greenfield and Seidner, officers, directors and principal stockholders of the Company, have agreed to be responsible for up to an aggregate of $300 of amounts due under these provisions in each year. Such amounts received by Messrs. Greenfield and Seidner would be recorded as a contribution to capital.

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

   (b) Subsequent Event

   Effective June 23, 2002 the Company has amended its warehouse agreement with the Private Company whereby the Private Company will become the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Private Company on and after such date through August 28, 2004 (subject to an extension to August 27, 2005 at the option of the Company) and assume all performance obligations and risk of loss thereunder and the Company will have no obligation with respect to such plans. The Private Company will receive a monthly payment of $50, payable by the Company 85 days after the end of the month, subject to an adjustment based on the volume of annual sales of the plans. The Company would keep any remaining revenue from the sales of the plans. In addition, for a payment of $400 (payable $50 per month beginning 3 months after the date of the agreement) to be made by the Company, the Private Company will also assume responsibility to service and pay any claims related to sales made by the Company or the Private Company prior to June 23, 2002. Accordingly, the Company will have no obligations for any claims filed after June 23, 2002. As a result thereof, in the fourth quarter of its fiscal year ending August 31, 2002, the Company will reverse into income the remaining balance of deferred revenue related to the fabric protection plans (see Note
3) together with the remaining balance of the liability for warranty costs related to sales made prior to May 27, 2001, reduced by the $400 payment to be made to the Private Company.

   (c)  Previous Agreements

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

   The Company has assumed the responsibility from the Private Company for purchasing merchandise for itself, the LP's, the Unconsolidated Licensees and the Private Company. During the years ended August 25, 2001, August 26, 2000 and August 28, 1999, approximately $12,027, $12,521, and $11,646, respectively, of inventory at cost (before rebates) was purchased by the Private Company and the Unconsolidated Licensees through the Company. These transactions are not reflected in the income statement of the Company and do not impact the Company's earnings. The
Company receives the benefit of any vendor discounts and allowances in respect of merchandise purchased by the Company on behalf of the LP's and certain other licensees. The Private Company receives the benefit of any discounts refunded or credited by suppliers in respect of merchandise purchased by the Private Company through the Company. Benefits to the Private Company on account of discounts aggregated $380, $444 and $619 for the fiscal years ended August 25, 2001, August 26, 2000 and August 28, 1999, respectively. The Company generally maintains title to inventory purchased on behalf of the Private Company until it is sold by the Private Company and the Company is solely responsible for payment to the merchandise vendors.

   The Company has assumed the responsibility of advertising for itself, the LP's, the Unconsolidated Licensees and the Private Company. Under the arrangement, the Private Company and Unconsolidated Licensees are charged a share of advertising costs. Such charges to unconsolidated licensees aggregated $0, $314, and $501 for the years ended August 25, 2001, August 26, 2000 and August 28, 1999, respectively. See (d) below for charges to the Private Company.

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

   (d) Transactions with the Private Company

   Included in the Consolidated Statements of Operations are the following amounts charged by and to the Private Company:

                                               Increase (decrease)
                                    Year Ended     Year Ended       Year Ended
                                     August 25,      August 26,     August 28,
                                       2001            2000            1999
Net Sales:
  Royalty income                       $134            $259             $388
  Warehouse income                      148               0                0
  Delivery charges                    1,793           1,282            1,046
                                     $2,075          $1,541           $1,434

Revenue From Service Contracts
   Fabric protection fees           ($1,515)        ($2,300)         ($2,292)

Cost of Sales:
  Freight*                               $0          $1,282           $2,363
  Warehouse expenses                  3,338           4,112            4,262
                                     $3,338          $5,394           $6,625

Selling, General and Administrative Expenses:
   Advertising reimbursement        ($1,727)        ($1,767)         ($1,739)
   Royalty expense                      300               0                0
                                    ($1,427)        ($1,767)         ($1,739)

   * The Company had been paying the Private Company for freight charges based on quoted freight rates for arranging delivery of the Company's merchandise up until April 2000 at which time the Company assumed responsibility for freight.

(5)  Store Fixtures, Equipment and Leasehold Improvements

                                    8/25/01       8/26/00   Estimated Useful
                                                             Lives (years)
Automobiles                              $0        $ 68           3
Store fixtures and furniture          5,581       5,529           5-10
Leasehold improvements                7,427       6,402           1-15
Computer equipment and software       1,455       1,262           3-10

                                     14,463      13,261
Less:  Accumulated depreciation
and amortization                     (9,450)     (8,081)

                                     $5,013      $5,180

(6)  Transactions with Klausnner:

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

(7)  Income Taxes

   Components of income tax expense are as follows:

                                  Years Ended
                            8/25/01 8/26/00  8/28/99
Current:
     Federal                $102    $100     $-0-
     State                   295     609      537

Deferred
     Federal            (a) (425)    -0-      -0-
     State              (a) (199)    -0-      -0-

                           ($227)   $709     $537

   (a) Represents reduction of beginning of the year balance of the valuation allowance for the deferred tax asset of $425 Federal and $75 State.

   Expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)

                                           Years Ended
                                    8/25/01 8/26/00  8/28/99

"Expected" tax expense               34.0%    34.0%     34.0%
Increase (reduction) in
taxes resulting from:
State and other income tax,
  net of federal income tax benefit  12.6%     6.7%     51.8%
Non-deductible items                  3.0%     2.1%      6.8%
Other                                 5.1%     0.9%      1.1%
Reduction of valuation allowance
 to recognize estimated future year
 benefit of carryforward and
 deductible temporary differences  (24.8)%
Utilization of net operating loss
  carryforwards                    (38.9)%  (31.0)%   (24.2)%

                                    (9.0)%    12.7%    69.5 %

   The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                August 25,   August 26,  August 28,
                                   2001        2000         1999
Deferred tax assets:

Federal and state net operating
 loss carryforwards               $5,328      $6,754     $5,753
Reserve for losses on loans and
 advances                          1,485       2,158      2,727
Accrued partnership losses           -           -           41
Deferred rent expense              1,934       2,023      1,231
Deferred fabric protection
 revenue                             848         -          -
Inventory capitalization             283         253        253
Other expenses for financial
 reporting, not yet deductible
 for taxes                           660         715        703
Total deferred tax assets,
 before valuation allowance       10,538      11,904     10,708
Less:  Valuation allowance        (8,636)    (10,239)    (9,029)

Total deferred tax assets          1,902       1,665      1,679

Deferred tax liabilities:

Excess of book over tax basis of
 store fixtures, equipment and
  leasehold improvement            1,278       1,601      1,552
Other                                -            64        127

Total deferred tax liabilities     1,278       1,665      1,679

Net deferred tax asset              $624        $-0-       $-0-

   A valuation allowance has been established to offset a portion of the deferred tax asset as the Company has not determined that it is more likely than not that the available net operating loss carryforward or deductible temporary differences will be utilized. During the years ended August 25, 2001, August 26, 2000 and August 28, 1999, the valuation allowance (decreased)/increased by ($1,603), $1,210, and $10. The reduction of the valuation allowance in fiscal year 2001 includes a $500 reduction of the beginning of the year balance resulted from a change in judgment about the utilization of the net operating loss carryforwards and deductible temporary differences in future years due to the Company's operating profits during fiscal 2001 and its anticipation of future taxable income.

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

(8)  Acquisitions

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

                                  2000       1999
Revenue                         $135,938  $118,713
Net income                         4,659      (90)
Basic income per share              0.82    (0.02)
Diluted income per share            0.65    (0.01)

(9)  Stock Option Plans

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

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)

   Additional information with respect to the Company's stock options under and outside the Plans is as follows:

                             Options         Exercisable Options
                       Number of  Weighted   Number of   Weighted
                        Shares    average     Shares     Average
                                  Exercise               Exercise
                                   Price                Price Per
                                 Per Share                Share

Outstanding at
  8/29/98             1,358,380    $3.84      738,670    $5.33
Exercised               (3,333)    $2.00
Canceled                (1,000)    $2.00
Expired                (50,000)    $5.00
Outstanding at
  8/28/99            1,304,047     $3.80      970,661    $4.39
Granted                697,047     $2.76
Canceled              (396,047)    $6.00
Outstanding at
 8/26/00             1,605,047     $2.80      998,656    $2.91
Granted                601,730     $3.47
Canceled               (15,000)    $2.00
Outstanding at
 8/25/01             2,191,777     $2.99    1,225,349    $2.89


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

                                 2001    2000   1999
Net Income/(Loss):
As reported                     $2,748  $4,875   $236
Pro forma under SFAS 123        $2,604  $4,519  $(198)
Basic income per share:
As reported                      $0.48   $0.85  $0.04
Pro forma under SFAS 123         $0.46   $0.79  $(.03)
Diluted income per share:
As reported                      $0.38   $0.68  $0.03
Pro forma under SFAS 123         $0.36   $0.63  $(.03)

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

(10) Commitments and other

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

Year Ending August
2002                                     $15,315
2003                                      13,603
2004                                      11,661
2005                                       7,579
2006                                       5,231
Thereafter                                16,627
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

Accrued Expenses and Other Current Liabilities

   The   components  of  accrued  expenses  and   other   current
liabilities are:

                                8/25/01   8/26/00
Advertising                      $929      $722
Payroll                         1,113     1,325
Legal                             101        43
Accounting                        190       199
Store closings                      0        80
Litigation settlement costs       279       279
Sales tax                       1,057       712
Warranty                          500       450
Fabric protection                 273         0
Income tax                         68       817
Freight                            75        96
Other                             524       633

                               $5,109    $5,356

(11) Litigation

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

   On November 30, 1998, the court approved the settlement of class action litigation. The settlement provided for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7,000 in cash and Preferred Stock having a value of $370. The cash portion of the settlement was funded entirely by insurance company proceeds. The Company issued 26,664 shares of Series B Preferred Stock, convertible into 18,664 shares of the Company's Common Stock, based on valid proofs of claims actually filed. These shares are non-voting, have a liquidation preference of $5.00 per share ($133) and accrue dividends at the rate of $.35 per share per annum (cumulative unpaid dividends of $26 at August 25, 2001. The preferred stock is convertible at the option of the Company at any time after the Common Stock trades at a price of at least $7.00 per share. Estimated settlement costs had been accrued in a prior year and, accordingly, $110 of the excess of the accrual relating to both the class and the derivative actions has been credited to other income, net in the year ended August 28, 1999 and the $279 balance of the accrual is included in accrued expenses for estimated remaining legal fees in connection with the derivative litigation.

   As described in Note 4, on July 6, 2001 the Company entered into settlement agreements as to the derivative litigation, subject to court approval of such settlement and certain other conditions.

(12) Quarterly Results of Operations (Unaudited)

   The following is a summary of the quarterly results of operations for the years ended August 25, 2001 and August 26, 2000:

   Quarterly results for the year ended August 25, 2001 were restated to (a) reduce the tax provision for state income taxes paid in 2001 which were related to prior years, (b) defer revenue from sale of fabric protection plans together with related

                  JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)

adjustments in the quarter ended August 25, 2001 (see Note 3) and
(c) reflect reclassifications (see Note 3).

Quarterly results for the year ended August 26, 2000 were restated to (a) reduce the tax provision for state income taxes paid in 2000 which were related to prior years net of state income taxes applicable to 2000 paid in 2001 and (b) reflect reclassifications (see Note 3).

                      As                    As                     As                     As
                  Previously            Previously             Previously            Previously
                   Reported  Restated    Reported    Restated  Reported     Restated  Reported     Restated
                   Thirteen  Thirteen    Thirteen    Thirteen  Thirteen     Thirteen  Thirteen     Thirteen
                     Weeks    Weeks        Weeks      Weeks      Weeks        Weeks     Weeks       Weeks
                     ended    ended       ended       ended      ended        ended     ended       ended
                    Nov.25,   Nov.25,      Feb.24,    Feb.24,    May26,       May26,    Aug.25,    Aug.25,
                     2000      2000         2001       2001       2001         2001      2001        2001
Revenue:
 Net sales         $32,882   $33,745      $30,736     $31,387   $31,106     $31,863     $34,341    $35,264
 Revenue from
  service contracts      0     1,434            0       1,388         0       1,398           0        163
                    32,882    35,179       30,736      32,775    31,106      33,261      34,341     35,427

Cost of sales,
 including store
 occupancy,
 warehousing,
 delivery and
 service costs      20,787    23,059       19,936      21,955    20,756      22,893      21,810     24,779
Operating income
 (loss)                 79        98          921         787       417         211       2,735      1,043
Income before
  income taxes         216       216          925         925       266         266       2,970      1,114
Income tax
  provision (benefit)  133        19          265         102       155          24        (262)      (372)
Net income             $83      $197         $660        $823      $111        $242      $3,232     $1,486
Basic income per
  common shares       $0.01    $0.03        $0.12       $0.14     $0.02       $0.04       $0.57      $0.26
Diluted income
 per common share     $0.01    $0.03        $0.11       $0.11     $0.02       $0.03       $0.45      $0.21


                  JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 25, 2001, August 26, 2000 and August 28, 1999
             (In thousands except for share amounts)


                      As                    As                     As                     As
                  Previously            Previously             Previously            Previously
                   Reported  Restated    Reported    Restated  Reported     Restated  Reported     Restated
                   Thirteen  Thirteen    Thirteen    Thirteen  Thirteen     Thirteen  Thirteen     Thirteen
                     Weeks    Weeks        Weeks      Weeks      Weeks        Weeks     Weeks       Weeks
                     ended    ended       ended       ended      ended        ended     ended       ended
                    Nov.27,   Nov.27,      Feb.26,    Feb.26,    May27,       May27,    Aug.26,    Aug.26,
                     1999      1999         2000       2000       2000         2000      2000        2000
Revenue:
 Net sales         $32,061   $32,911     $26,929     $27,726    $31,420     $32,666   $33,303     $34,562
 Revenue from
  service contracts      0     1,542           0       1,341          0       1,456         0       1,497
                    32,061    34,453      26,929      29,067     31,420      34,122    33,303      36,059
Cost of sales,
 including store
 occupancy,
 warehousing,
 delivery and
 service costs      20,126    22,506      17,321      19,249     19,939      22,678    20,937      23,654
Operating income
 (loss)                715       932         188         276      1,203       1,335     2,831       2,765
Income before
 income taxes          977       977         310         310      1,429       1,429     2,868       2,868
Income taxes            98        98          82          82         78          78       546         451
Net income            $879      $879        $228        $228     $1,351      $1,351    $2,322      $2,417
Basic income per
 common shares       $0.15     $0.15       $0.04       $0.04      $0.24       $0.24     $0.41       $0.42
Diluted income
 per common shares   $0.12     $0.12       $0.03       $0.03      $0.19       $0.19     $0.32       $0.34