Form 10-K
period 2002-08-31
JENNIFER CONVERTIBLES INC
filed 2002-12-16
CIK 806817

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K

        [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                  OR

         Transition Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934
            for the Transition Period from ______ to ______
For the fiscal year ended                 Commission File number 1-9681
August 31, 2002

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

   The aggregate market value of the common stock held by non-affiliates as of December 11, 2002 was $14,272,793.

   The number of shares outstanding of common stock, as of December 11, 2002 was 5,704,058.

                                PART I

Item 1.  Business.

   Unless otherwise set forth herein, when we use the term `we' or any derivation thereof, we mean Jennifer Convertibles Inc., a Delaware corporation, and its direct or indirect subsidiaries.

Business Overview

   We are the owner and licensor of the largest group of sofabed specialty retail stores and leather specialty retail stores in the United States, with stores located throughout the Eastern seaboard, in the Midwest, on the West Coast and in the Southwest. As of August 31, 2002, our stores include 179 Jennifer Convertibles stores and 17 Jennifer Leather stores. Of these 196 stores, we owned 120 and licensed 76, including 25 owned or operated by a related private company and three owned by other third parties which are operated by the private company.

   Jennifer Convertibles stores specialize in the retail sale of a complete line of sofabeds. Additionally, we sell sofas and companion pieces, such as loveseats, chairs and recliners, in both fabric and leather, designed and priced to appeal to a broad range of consumers. The sofabeds and companion pieces are made by several manufacturers and range from high-end merchandise to relatively inexpensive models. We are the largest dealer of Sealy sofabeds in the United States. Jennifer Leather stores specialize in the retail sale of leather living room furniture. We display merchandise in attractively decorated settings designed to show the merchandise, as it would appear in the customer's home. In order to generate sales, our licensees and we rely on the attractive image of the stores, competitive pricing, prompt delivery and extensive advertising.

   We believe that the image presented by our stores is an important factor in our overall marketing strategy. Accordingly, stores are designed to display our merchandise in attractive settings. All of our stores are of a similar clearly defined style, are designed as showrooms for the merchandise and are carpeted, well lighted and well maintained. Inventories for delivery are maintained in separate warehouses. We display a variety of sofabeds and companion pieces at each Jennifer Convertibles retail location with cocktail tables and other accessories. In contrast to certain of our competitors that primarily target particular segments of the market, we attempt to attract customers covering the broadest socioeconomic range of the market and, accordingly, offer a complete line of sofabeds made by a number of manufacturers in a variety of styles at prices currently ranging from approximately $299 to $2,200. The Jennifer Leather stores similarly offer a complete line of leather living room furniture in a variety of styles and colors at prices currently ranging from approximately $599 to $5,000. We also generally feature attractive price incentives to promote the purchase of merchandise. In addition to offering merchandise by brand name manufacturers, we offer merchandise at our Jennifer Convertibles and Jennifer Leather stores under the private label "Bellissimo Collection" brand name for leather merchandise.

   Although each style of sofabed, loveseat, sofa, chair and recliner is generally displayed at Jennifer Convertibles stores in one color of fabric, samples of the other available colors and fabrics or leathers are available on selected merchandise. Up to 2,000 different colors and fabrics are available for an additional charge. To maximize the use of our real estate and to offer customers greater selection and value, we, as is common in the mattress industry, sell various sizes of sofabeds with various sizes of mattresses but display only one size of sofabed at our stores. We also offer leather furniture in a number of different grades of leather and colors. We generate additional revenue by selling tables and offering related services, such as lifetime fabric protection.

   A related private company, "the private company", operates 28
Jennifer Convertibles stores, 25 of which it owns and three of which it licenses or manages. We do not own or collect any royalties from the 25 private company owned stores, all of which are located in New York. However, the private company operates these stores in substantially the same way as we operate our stores and we are currently managing certain aspects of such stores. The private company is owned by Fred Love, through a trust of which Jerry Silverman is the trustee, an individual who is currently one of our principal stockholders and was formerly one of our directors. Mr. Love is also the brother-in-law of Harley J. Greenfield, our Chairman of the Board, Chief Executive
Officer, director and principal stockholder. See "Notes to Consolidated Financial Statements Footnote - Related Party
Transactions" and "Certain Relationships and Related Transactions."

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

   An inventory of approximately 70% of the items displayed in the stores, in the colors and fabrics displayed, is usually stocked at the private company's warehouse facilities, which are described below.
Our licensees and we typically, except in the case of financed sales, require a minimum cash, check or credit card deposit of 50% of the purchase price when a sales order is given, with the balance, if any, payable in cash or by bank check, certified or official, upon delivery of the merchandise. The balance of the purchase price is collected by the independent trucker making the delivery.

Marketing

   We advertise in newspapers, radio and on television in an attempt to saturate our marketplaces. Our approach to advertising requires us to establish a number of stores in each area we enter. This concentration of stores enables area-advertising expenses to be spread over a larger revenue base and to increase the prominence of the local advertising program.

   We create advertising campaigns for use by our stores, which also may be used by the private company stores. The private company bears a share of advertisement costs in New York. However, we also advertise independently of the private company outside of the New York metropolitan area. We are entitled to reimbursement from most of our licensees, which are responsible for their respective costs of advertising; however, the approach and format of such advertising is usually substantially the same for our licensees and us. We also have the right to approve the content of all licensee advertising. See "Certain Relationships and Related Transactions."

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

   Once a territory is selected, we pick the specific locations within such territory. Although a real estate broker typically screens sites within a territory and engages in preliminary lease negotiations, we are responsible for approval of each location. The leased locations are generally in close proximity to heavily populated areas, shopping malls, and other competing retail operations which are on or near major highways or major thoroughfares, are easily accessible by car or other forms of transportation and provide convenient parking.

   The locations currently leased by our licensees and us range in size from 1,900 square feet to a little over 8,000 square feet. We anticipate that stores opened in the future will range from approximately 2,000 square feet to 4,000 square feet. Stores may be freestanding or part of a strip shopping center.

   In fiscal 2002, we opened eight new stores. We did not close any stores in fiscal 2002 although we will selectively close stores where the economics so dictate. We plan to open additional stores when attractive opportunities present themselves. We anticipate opening approximately 10 to 15 additional stores and not closing any stores during fiscal 2003.

Sources of Supply

   We currently purchase merchandise for our stores, the stores of our licensees and for the private company, from a variety of domestic manufacturers generally on 60 to 90 day terms. We also purchase from overseas manufacturers on varying terms. Our purchasing power combined with the purchasing power of our licensees and of the private company enables us to receive the right, in some instances, to exclusively market certain products, fabrics and styles. See "Certain Relationships and Related Transactions."

   Our principal supplier of sofabeds is Klaussner Furniture Industries, Inc., which also manufactures furniture under the Sealy brand name. Sealy brand name sofabeds are our largest selling brand name item and we believe Sealy brand name mattresses are the largest selling mattresses in the world and have the highest consumer brand awareness. We are the largest sofabed specialty retailer and the largest Sealy sofabed dealer in the United States. Klaussner operates retail stores, which compete with Jennifer Convertibles stores.

   During the fiscal year ended August 31, 2002, we purchased approximately 67% of our merchandise from Klaussner. Leather furniture is purchased primarily from Klaussner, Nicoletti, Natale, Chateau Dax and Ashley. The loss of Klaussner as a supplier could have a material adverse effect on our operations and on our financial well being. In March 1996, as part of a series of transactions with Klaussner, we, among other things, granted Klaussner a security interest in substantially all of our assets in exchange for improved credit terms under a credit and security agreement with Klaussner. As a result of our financial performance, such security interest should be released in fiscal 2003. In addition, in December 1997, Klaussner purchased $5,000,000 of our convertible preferred stock. In fiscal 2000, 2001, and 2002, Klaussner gave us certain vendor credits for repairs. In addition, in December 1999, Klaussner agreed to loan us $150,000 per store to fund the addition of up to 10 new stores, which as of August 31, 2002, we have not drawn on. Any such loans are subject to acceleration if we do not purchase at least 50% of our upholstered furniture by dollar volume from Klaussner. See "Certain Relationships and Related Transactions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed description of these transactions, Klaussner's $5,000,000 investment and other transactions with Klaussner.

Licensing Arrangements

   The stores we license include certain limited partnership licensees whose accounts are included in our consolidated financial statements, which we refer to in this report as our "LP's". If the proposed settlement of our derivative litigation becomes effective, we will, as part of the settlement, acquire the limited partnership interests in the LP's and they will become our wholly owned subsidiaries. For a description of the proposed settlement see "Certain Relationships and Related Transactions". Our arrangements with our licensees typically involve providing the licensee with a license bearing a royalty of 5% of sales to use the name Jennifer Convertibles. Our existing licensing arrangements are not uniform and vary from licensee to licensee. Generally, however, we either manage the licensed stores or, if the licensee is a partnership, have a subsidiary act as general partner of such partnership, in each case, for 1% of the licensee's profits. The arrangements generally have a term ranging between 10 and 20 years and may include options on the licensee's part to extend the license for additional periods. These arrangements may also involve the grant of exclusivity as to defined territories. In some cases, we also have an option to purchase the licensee or the licensed stores for a price based on an established formula or valuation method. Investors in certain licensees have, in certain circumstances, including a change of control in our ownership, the right to put their investments to us for a price based upon an established formula or valuation method. We purchase merchandise for the licensees and provide other services to them.

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

   Also prior to July 2001, the private company provided to us a number of other services, including fabric protection and warranty services. In addition to the fee for warehousing, we paid the private company a portion approximately one-third of fabric protection revenues from our customers, except for such revenues from customers of stores opened subsequent to July 1, 1999, of which we retained 100%.

   In July 2001, the private company entered into a series of agreements with us designed to settle the derivative action among the private company, certain of our current and former officers, directors and former accounting firms and us. Effectiveness of the agreements is subject to certain conditions, including court approval. We also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval.

   The material terms of the settlement agreements as it relates to warehousing and related services are as follows:

   Pursuant to a Warehouse Transition Agreement, the private company will transfer to us the assets related to the warehouse system currently operated by the private company and we will become responsible for the leases and other costs of operating the warehouse. Pursuant to computer hardware and software agreements, we will also assume control of, and responsibility for, the computer system used in the operations of the warehouse systems and stores while permitting the private company access to necessary services. Pursuant to a Warehousing Agreement, we will be obligated to provide warehouse services to the private company of substantially the type and quality it provided to us. During the first five years of the agreement, we will receive a fee of 2.5% on the net sales price of goods sold by the private company up to $27,640,000 of sales and 5% on net sales over $27,640,000. After five years, we will receive a fee of 7.5% of all net sales by the private company. In addition, during the full term of the agreement, we will receive a fee for fabric protection and warranty services at the rate we were being charged, subject to increase for documented cost increases. We are also obligated to pay the private company specified amounts based on decreases in its sales levels. Pursuant to the Interim Operating Agreement, the parties are operating as if the above mentioned settlement agreements were in effect as of May 27, 2001. See "Certain Relationships and Related Transactions" for a more complete description of the proposed settlement and the Interim Operating Agreement.

Trademarks

   The trademarks, Jennifer Convertibles, Jennifer Leather, Jennifer House, With a Jennifer Sofabed, There's Always a Place to Stay, Jenni-Pedic, Elegant Living, Jennifer's Worryfree Guarantee, Jennifer Living Rooms, Bellissimo Collection, Jennifer Sofas, and Jennifer Leather, are registered with the U.S. Patent and Trademark Office and are now owned by us. The private company, as licensee, was granted a perpetual royalty-free license to use and sublicense these proprietary marks (other than the ones related to Jennifer Leather) in the State of New York, subject to certain exceptions, including nine stores currently owned by us and operating in New York and two more which the private company agreed we may open on a royalty-free basis. Pursuant to the Interim Operating Agreement, we now have the right to open an unlimited number of stores in New York for a royalty of $400,000 per year. See "Certain Relationships and Related Transactions."

Employees

   As of August 31, 2002, we employed 462 people, including three executive officers. We train personnel to meet our expansion needs by having our most effective managers and salespersons train others and evaluate their progress and potential for us. We believe that our employee relations are satisfactory. None of our employees are represented by a collective bargaining unit. We have never experienced a strike or other material labor dispute.

Competition

   We compete with other furniture specialty stores, major department stores, individual furniture stores and regional furniture chains, some of which have been established for a long time in the same geographic areas as our stores (or areas where we or our licensees may open stores). We believe that the principal areas of competition with respect to our business are store image, price, delivery time, selection and service. We believe that we compete effectively with such retailers because our stores offer a broader assortment of convertible sofabeds and leather upholstery than most of our competitors and, as a result of volume purchasing, we are able to offer our merchandise at attractive prices. We also advertise more extensively than many of our competitors and offer quick delivery on most of our items.

Item 2.  Properties.

   We maintain our executive offices in Woodbury, New York pursuant to a lease, which expires in the year 2005.

   As of August 31, 2002, the LP's and we lease all of our store locations pursuant to leases, which expire between 2002 and 2016. During fiscal 2003, 20 leases will expire, although we, as the lessee, have the option to renew 11 of such leases. We anticipate remaining in most, if not all, of these locations, subject, in the case of the nine leases that expire, to negotiating acceptable renewals with the landlord. The leases are usually for a base term of at least five years. For additional information concerning the leases, see Note 11 of "Notes to Consolidated Financial Statements."

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

   As described in prior filings, we had entered into settlement agreements in connection with the derivative litigation, and in the case of certain of such agreements, we agreed to court approval of such settlement by a certain date. Such court approval was not obtained by such date, and in July 1998, the private company exercised its option to withdraw from the settlement.

   As described under the heading "Certain Relationships and Related Transactions", on July 6, 2001, the private company and we entered into a series of agreements designed to settle the derivative action among the private company, certain of our current and former officers, directors and former accounting firms and us. Effectiveness of the agreements is subject to certain conditions, including court approval. We also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval. However, there can be no assurance that the court will approve the settlement or that a settlement will occur on the terms described under such heading.

Other Litigation

   In December 2001, the State of New Jersey sued us, accusing us of false advertising and of actions giving rise to customer complaints. All 18 Jennifer Convertibles stores in New Jersey, which includes one private company store, are defendants in the suit. On January 3, 2002, the State of New Jersey and we reached an agreement to settle the suit for a total of $200,000, which covers fines, penalties, legal and administrative costs. We received a notice from the State of New Jersey on October 31, 2002 that judgment has been satisfied.

1 Each of these individuals and entities is named as a defendant in at least one action.

Item 4.  Submission of Matters to a Vote of Security Holders.

   Not Applicable.

                                   PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder
      Matters.

   The principal market for our common stock during the two fiscal years ended August 25, 2001 and August 31, 2002 was the Over the Counter Bulletin Board. The following table sets forth, for the fiscal periods indicated, the high and low sales prices of our common stock on the Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                         High       Low
Fiscal Year 2001:
1st Quarter             $2.50      $2.13
2nd Quarter              3.00       1.88
3rd Quarter              2.19       1.90
4th Quarter              2.20       1.80

                         High       Low
Fiscal Year 2002:
1st Quarter             $2.30      $1.70
2nd Quarter              2.85       2.10
3rd Quarter              2.65       2.40
4th Quarter              4.60       2.10

   As of December 11, 2002, there were approximately 204 holders of record and approximately 1,510 beneficial owners of our common stock. On December 11, 2002, the closing bid and asked prices of the common stock as reported on the Over the Counter Bulletin Board were $5.20 and $5.40, respectively.

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

Item 6.    Selected Financial Data

The following table presents certain selected financial data for Jennifer
Convertibles, Inc. and subsidiaries
                                      (in thousands, except share data)
Operations Data:              Year        Year       Year      Year        Year
                             Ended        Ended     Ended      Ended      Ended
                            8/31/2002  8/25/2001  8/26/2000  8/28/1999  8/29/1998

Revenue                     $151,183    $136,642   $133,701   $114,919   $109,335

Cost of sales, including
  store occupancy,
  warehousing, delivery
  and fabric protection       96,459      92,686     88,087     76,855     71,462


Selling, general and
  administrative expenses     42,962      39,963     38,615     35,688     35,872

Depreciation and
  amortization                 1,660       1,854      1,691      1,668      1,727
                             141,081     134,503    128,393    114,211    109,061

Operating income              10,102       2,139      5,308        708        274

Interest income                  210         466        358        171        108

Interest expense                  14          84         82        106        172

Income  before income
  taxes                       10,298       2,521      5,584        773        210

Income taxes                    (693)       (227)       709        537        299

Net income (loss)            $10,991      $2,748     $4,875       $236       ($89)

Basic income (loss) per
  share                        $1.93       $0.48      $0.85      $0.04     ($0.02)

Diluted income (loss) per
  share                        $1.50       $0.38      $0.68      $0.03     ($0.02)

Weighted average common
  shares outstanding
  basic income (loss) per
  share                    5,704,058   5,704,058  5,704,058  5,701,559  5,700,725

Effect of potential common
shares issuances:
  Stock options              177,868      51,378     63,300     22,077       -
  Convertible preferred
    stock                  1,443,164   1,443,164  1,443,164  1,430,722       -

Weighted average common
  shares outstanding
  diluted income (loss)
  per share                7,325,090  7,198,600   7,210,522  7,154,358  5,700,725

Cash Dividends                  -          -           -          -          -

Store data:                8/31/2002  8/25/2001   8/26/2000  8/28/1999 8/29/1998

Company-owned stores open
  at the end of period           120       112          102         84        82
Consolidated licensed
  stores open at the end
  of period                       48        48           46         62        62
Licensed stores not
  consolidated open at
  end of period                    3         3            3          9        11
Total stores open at end
  of period                      171       163          151        155       155

Balance Sheet Date:        8/31/2002  8/25/2001   8/26/2000  8/28/1999 8/29/1998
Working capital
  (deficiency)                $7,062   ($3,939)     ($6,842)  ($11,073) ($11,468)
Total assets                  43,625    36,774       30,992     26,145    24,099
Long-term obligations              0         0            0         63        49
Total liabilities             33,539    37,679       34,645     34,673    32,905
Stockholders' equity
 (Capital deficiency)         10,086      (905)      (3,653)    (8,528)   (8,806)
Stockholders' equity
  (Capital deficiency)
  per shares                   $1.77    ($0.16)      ($0.64)    ($1.50)   ($1.54)

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

   In July 2001, we entered into proposed settlement agreements and an Interim Operating Agreement with the private company, which significantly affects the way we operate with the private company. As described in Note 3 to the consolidated financial statements, as a result of certain of the provisions of the Interim Operating
Agreement, we have revised our method of revenue recognition with respect to fabric protection and restated our operating results for the fiscal year ended August 25, 2001. The revised method results in $2,121,000 less revenue recognized in the fiscal year ended August 25, 2001 as compared with the amounts that were recognized under the prior method of revenue recognition. As a result of an amendment to our Interim Operating Agreement during fiscal 2002, all of such revenue was recognized in fiscal 2002.

Results of Operations

Fiscal year ended August 31, 2002 compared to fiscal year ended August
25, 2001:

   Net sales includes merchandise sales of $137,209,000 and $130,184,000 and income from a related - private company that operates 28 Jennifer convertibles stores, the private company, of $2,628,000 and $2,075,000 for the fiscal years ended August 31, 2002 and August 25, 2001, respectively. Net sales of merchandise increased 5.4%, by $7,025,000, for the fiscal year ended August 31, 2002. Sales have been positively impacted as a result of opening eight stores during the fiscal year ended August 31, 2002, as well as by an aggressive merchandise financing program.

   Revenue from service contracts increased 158.9% to $11,346,000 for the fiscal year ended August 31, 2002, as compared to $4,383,000 for the fiscal year ended August 25, 2001. Beginning May 27, 2001, we changed the method under which we recognize income from the sale of fabric protection (and associated warranties). Before May 26, 2001, the private company was responsible for all fabric protection warranty claims, and all fabric protection revenue was recognized at the time of sale to the customer. After May 26, 2001, as a result of the execution of the Interim Operating Agreement, we became responsible for all fabric protection claims and revenue from the sale of fabric protection began to be recognized over the estimated service period.
The effect was that fabric protection revenue, which we would have previously recognized as revenue, was immediately treated as deferred income on our balance sheet and, except for the amendment to the agreement with the private company referred to in the following paragraph, would have been recognized in proportion to the costs expected to be incurred in performing services under the plan.

   As this accounting treatment was an unintended result of the Interim Operating Agreement, we have entered into an amendment of such agreement with the private company pursuant to which, for a payment of $400,000, payable in eight installments of $50,000, the private company will be responsible for fabric protection claims made after June 23, 2002, as to previously sold merchandise and, for $50,000 per month, subject to adjustment based on the annual volume of sales of the fabric protection plans, the private company will be responsible for fabric protection claims made with respect to all merchandise sold between June 23, 2002 and August 28, 2004, subject to an extension at our option through August 27, 2005. Accordingly, all of the $2,121,000 of deferred revenue as of August 25, 2001, together with deferred revenue resulting from sales after such date through June 23, 2002, was recognized as revenue during the year ended August 31, 2002. Substantially all of such deferred revenue was recognized in the fourth quarter. In addition to the effect of the deferred revenue reversal, service contract revenue for 2001 was reduced by $1,515,000 for fabric protection fees paid to the private company prior to the inception of the Interim Operating Agreement, whereas in 2002, revenue from service contracts includes $103,000 received from the private company, which is net of $500,000 to be paid to the private company in connection with the Amendment referred to above.

   Cost of sales increased to $96,459,000 for the fiscal year ended August 31, 2002, from $92,686,000 for the fiscal year ended August 25, 2001. Cost of sales as a percentage of revenue was 63.8% in fiscal 2002, which decreased 4.0% from 67.8% in the prior year. The decrease is attributable to an increase in revenue from service contracts, including the recognition of $2,121,000 of fabric protection revenue, which was deferred in 2001. Revenue from service contracts has a very high gross margin. Included in cost of sales in 2001 are charges from the private company for warehouse expenses in the amount of $3,338,000 in 2001. There were no such charges in 2002.

   Under the Interim Operating Agreement, which went into effect May 27, 2001, we are no longer charged for warehousing fees by the private company, but instead provide such services and charge such fees to the private company. Warehousing fees charged to the private company (included in net sales) amounted to $673,000 in fiscal 2002. We also bear the expenses of operating the warehouse system. Such expenses amounted $4,248,000 in fiscal 2002.

   Selling, general and administrative expenses were $42,962,000 (28.4% as a percentage of revenue) for the fiscal year ended August 31, 2002, as compared to $39,963,000 (29.2% as a percentage of revenue) for the fiscal year ended August 25, 2001, a decrease of 0.8% as a percentage of revenue. The most significant reasons for the increase in selling, general and administrative expenses are as follows:

     (a) $1,861,000 increase in compensation to officers and sales staff based on our sales and overall financial performance for fiscal 2002.

     (b) $919,000 increase in costs associated with our private label card business.

     (c) $217,000 increase in insurance premiums.

     (d) We paid the private company a royalty of $400,000 for the fiscal year ended August 31, 2002, as compared to $300,000 for the year ended August 25, 2001. This $400,000 annual royalty commenced on May 27, 2001, and gives us the right to open an unlimited number of stores in New York and also covers the stores recently opened in New York.

   Our net receivables from the private company ($7,950,000) decreased in the aggregate by $86,000 as of August 31, 2002, compared to the prior year end. In connection with the uncertainty of collectibility and the relationship with the private company and us, we account monthly for transactions on an offset basis. If the result of the offset is a receivable due from them, then such net amount will be generally recognized to the extent that cash is received from the private company prior to the issuance of our financial statements. We have fully reserved uncollected amounts, which totaled $4,754,000 as of August 31, 2002 and 4,811,000 as of August 25, 2001. The collectibility of these amounts is uncertain.

   Interest income decreased by $256,000 to $210,000 for the fiscal year ended August 31, 2002, as compared to $466,000 the prior year. The decrease is due to lower returns on investments.

   We reported income tax benefits of $693,000 and $227,000 in 2002 and 2001, respectively. These benefits result primarily from decreases in the valuation allowance on our deferred tax asset, net of current tax expense.

   Net income in the fiscal years ended August 31, 2002 and August 25, 2001 was $10,991,000 and $2,748,000, respectively, amounting to an increase of income of $8,243,000 in fiscal 2002. The principle reason for the increase is (1) increased sales resulting from financing programs and (2) selling more service contracts and (3) the $2,121,000 of deferred revenue as of August 25, 2001, which was recognized as revenue in the year ended August 31, 2002.

Fiscal year ended August 25, 2001 compared to fiscal year ended August
26, 2000:

   Net sales increased by 3.4% to $132,259,000 for the fiscal year ended August 25, 2001, as compared to $127,865,000 for the fiscal year ended August 26, 2000. Revenue from service contracts decreased 25% to $4,383,000 for the year ended August 25, 2001 as compared to $5,836,000 for the year ended August 26, 2000. Such decrease was attributable to the changes, beginning May 27, 2001, in the method under which we recognize revenue from the sale of fabric protection (and associated warranties), which resulted in the deferral of $2,121,000 of revenue received subsequent thereto through August 25, 2001. See the second and third paragraphs above under "Fiscal year ended August 31, 2002, compared to fiscal year ended August 25, 2001" for an explanation of the changes.

   Cost of sales increased to $92,686,000 for the fiscal year ended August 25, 2001, from $88,087,000 for the fiscal year ended August 26, 2000. Cost of sales as a percentage of revenue was 67.8% in fiscal 2001, which increased 1.9% from 65.9% in the prior year. The increase in percentage of revenue is primarily attributable to occupancy costs increasing as a percentage of revenue and the deferral of $2,121,000 of fabric protection revenue in 2001. Included in cost of sales are charges from the private company for warehouse expenses of $3,338,000 and freight of $0, compared with $4,112,000 and $1,282,000, respectively, in the previous year. We had been paying the private company for freight charges based on quoted freight rates for arranging delivery of our merchandise up until April 2000 at which time we assumed responsibility for freight.

   Under the Interim Operating Agreement, which went into effect on May 27, 2001, we are no longer charged for warehousing fees and fabric protection by the private company, but instead provide such service and charge such fees to the private company. We also bear the expenses of operating the warehouse system.

   Selling, general and administrative expenses were $39,963,000 (29.2% as a percentage of revenue) for the fiscal year ended August 25, 2001, as compared to $38,615,000 (28.9% as a percentage of revenue) for the fiscal year ended August 26, 2000, an increase of 0.3% as a percentage of revenue. The most significant reason for the increase in selling, general and administrative expenses as a percentage of revenue was the increase in costs, such as the royalty and additional advertising contribution reduction as described in subsections (a) and (b) below.

   (a) The private company contributed $125,750 per month to advertising. Prior to the Interim Operating
   Agreement, the private company was contributing $150,000 per month to advertising.

   (b) We paid the private company a royalty of $300,000 for the year ended August 25, 2001. This annual $400,000 fee gives us the right to open an unlimited number of stores in New York and also covers the stores recently opened in New York.

   Our receivables from the private company ($8,036,000) increased in the aggregate by $1,716,000 as of August 25, 2001 compared to the prior year-end. In connection with the uncertainty of collectibility and the relationship between the private company and us, we account monthly for transactions on an offset basis. If the result of the offset is a receivable due from them, then such net amount will be generally recognized to the extent that cash is received from the private company prior to the issuance of our financial statements. We have fully reserved uncollected amounts, which totaled $4,811,000 as of August 25, 2001 and 4,826,000 as of August 26, 2000. The collectibility of these amounts is uncertain.

   Interest income increased by $108,000 to $466,000 for the fiscal year ended August 25, 2001, as compared to $358,000 in the prior year. The increase is due to more available cash to invest and higher returns on investments.

   We had a tax benefit of $227,000 and incurred tax expense of $709,000 in the fiscal years ended August 25, 2001 and August 26, 2000, respectively. The tax benefit in 2001 was due to a $500,000 reduction in the valuation allowance on our deferred tax asset, offset by current state tax expenses. We had previously fully reserved the deferred tax asset, which is comprised principally of net operating loss carryforwards and expenses deducted for financial reporting purposes which are not yet deductible for tax purposes. Based on operating profits during fiscal 2001 and anticipated future taxable income, we reduced the valuation allowance in 2001.

   Net income in the fiscal years ended August 25, 2001 and August 26, 2000 was $2,748,000 and $4,875,000, respectively, amounting to a decrease of income of $2,127,000 in fiscal 2001. The principle reason for the decrease was the change in how we recognized revenue from the sale of fabric protection plans.

Liquidity and Capital Resources

   As of August 31, 2002, we had an aggregate working capital of $7,062,000 compared to a working capital deficiency of $3,939,000 as of August 25, 2001, and had available cash and cash equivalents of $15,973,000 compared to cash and cash equivalents of $11,155,000 as of August 25, 2001. The increase in cash and cash equivalents results from $5,585,000 of net cash provided from operating activities, partially offset by $767,000 in capital expenditures. Unless the U.S. economy continues to worsen, we anticipate continued positive operating cash flow through the end of fiscal 2003.

   We continue to fund the operations of certain of our limited partnership licensees, some of which continue to generate operating losses. Any such losses have been included in our consolidated financial statements. It is our intention to continue to fund these operations in the future and, if the settlement agreements referred to below are approved, we will acquire 100% of such limited partnerships.

   Starting in 1995, the private company entered into offset agreements with us that permit us to offset our current monthly obligations to each other up to $1,000,000. Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of these offset agreements, current obligations of the private company and the unconsolidated licensees as of August 31, 2002, have been subsequently paid. Additionally, as part of such agreements, the private company, in November 1995, agreed to assume certain liabilities owed to us by the unconsolidated licensees. Our receivables from the private company and the unconsolidated licensees, which arose in fiscal 1996 and prior years, had been reserved for.

   In March 1996, we executed a Credit and Security Agreement with our principal supplier, Klaussner, which extended the payment terms for merchandise shipped from 60 days to 81 days. Since February 1999, we have not exceeded these 81 day payment terms. As of August 31, 2002, there were no amounts owed to Klaussner, that exceeded these extended payment terms. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of .67% per month for invoices we pay beyond the normal 60 day terms. This provision became effective commencing in January 1998. See "Certain Relationships and Related Transactions". As part of the Credit and Security Agreement, we granted a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a license agreement to operate our business in the event of default. We expect, as result of our positive financial performance, that such security interest will be released in fiscal 2003.

   In fiscal 2002, we opened eight new stores. We have not closed a store in the last three fiscal years.

   For the fiscal years ended August 31, 2002 and August 25, 2001, we spent $767,000 and $1,362,000, respectively, in capital expenditures. We currently anticipate capital expenditures of approximately $1,000,000 during fiscal 2003 to support the opening of new stores during the next fiscal year. Although we anticipate funding such expansion internally, a portion of our store opening costs could be funded by Klaussner pursuant to an agreement, entered into as of December 1999, pursuant to which Klaussner agreed, subject to certain conditions, to lend us $150,000 per new store for up to 10 new stores. Each loan will be evidenced by a three year note, bearing interest at the LIBOR rate plus 3%. The notes are subject to acceleration under certain circumstances, including closing of the stores funded by the loan or if we do not purchase at least 50% of our upholstered furniture by dollar volume from Klaussner. In addition, Klaussner will be entitled to a premium on the cost of furniture that we purchased from it for sale to customers of the stores funded by Klaussner.

   The proposed settlement agreements and the Interim Operating
Agreement we entered into with the private company impacts our liquidity, capital resources and operations in a number of ways, including:

     . In return for providing warehousing services to the stores owned by the private company, the private company will pay us (i) through May 2006, a fee for all fabric protection and warranty services sold in their stores plus 2.5% of their yearly net sales for net sales up to an aggregate of $27,640,000 and 5.0% of their yearly net sales for net sales in excess of $27,640,000, and (ii) during each 12 month period after May 2006, until we either buy the private company or until December 31, 2049, a fee for all fabric protection and warranty services sold in their stores plus 7.5% of their yearly net sales.

     . We will obtain the right to open an unlimited number of stores in the state of New York for a royalty of $400,000 per year (which includes stores already opened).

     . The private company is obligated to pay us $125,750 per month for advertising. This represents a decrease from the $150,000 per month to which we were previously entitled. In addition, if private company sales are less than $27,640,000, we must reimburse the private company $0.50 for every dollar of sales under $27,640,000, subject to the $2,700,000 cap described in the paragraph below.

     . Because we may negatively impact the private company's sales by opening additional stores of our own within the state of New York and because we will be managing the private company's stores, we have agreed to pay the private company 10% of the amount by which their yearly net sales for any 12 month period is below $27,640,000, provided that if their yearly net sales fall below $26,000,000, we will pay the private company 15% of such shortfall amount, provided further that such amounts, together with amounts we may pay for advertising if the private company's sales drop below $27,640,000, shall not, in the aggregate, exceed $2,700,000 in any 12 month period. Messrs. Greenfield and Seidner, each an officer, director and principal stockholder of our company, have agreed to be responsible for up to an aggregate of $300,000 of amounts due under these provisions in each year.

     . In settlement of certain disputes for amounts due us from the private company, the private company will execute several notes to us in the aggregate principal amount of $2,600,000, plus amounts owed as of the closing date for purchasing and other services ($1,992,403 as of May 26, 2001).

     . The effect of the new agreements with the private company, including our assumption of the warehousing responsibilities, improved our operations by $1,190,000 for fiscal 2002. There is no assurance that the agreement will improve our future operating results to the extent we estimate or at all.

   For a more detailed discussion of the proposed settlement agreement and the Interim Operating Agreement, see "Certain Relationships and Related Transactions."



   Contractual Obligations

     The following table sets forth our future contractual obligations in total, for each of the next five years and thereafter, as of August 31, 2002. Such obligations include the retail store leases, the lease for the executive office, written employment contracts for two of our executive officers, and agreements to pay the private company royalties.

(Dollars in thousands)     2003    2004    2005   2006    2007  There-   Total
                                                                after
Operating leases for
  retail stores
  and executive office(1) $16,193 $14,420 $10,298 $8,028 $6,757 $9,421  $75,117
Royalty payments to the
  private company (2)         400    -       -       -     -       -        400
Employment contracts          900     900     900    -     -       -      2,700
Fabric protection fees to
  the private company         400    -       -       -     -       -        400
Total contractual
  obligations (3)         $17,893 $15,320 $11,198 $8,028 $6,757 $9,421  $78,617

  (1)   While we pay the private company, pursuant to the Interim
        Operating Agreement, the cost of the warehouse leases, such leases are not contractual obligations for which we are directly liable. The approximate amount that we pay the private company for the leases is $950,000 per year (see note 2 below).
  (2) Continued payment of the royalty and other obligations may be based on the approval of the proposed settlement agreement.
  (3) The table does not include a commitment to pay the private company a maximum of $2.7 million in shortfall payments and certain other amounts that are not currently determinable, such as warehousing fees.




   Recently issued accounting standards

   Goodwill consists of the excess of cost of our investments in certain subsidiaries over the fair value of net assets acquired. Prior to the adoption of SFAS 142, (see below), effective as of the beginning of fiscal 2002, impairment was assessed based on undiscounted cash flows of the related stores, and goodwill was being amortized over periods of 10 to 40 years from the acquisition date using the straight-line method.
Accumulated amortization as of August 25, 2001 amounted to $476.

   In July 2001, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company elected to adopt this standard as of the beginning of our fiscal year ended August 31, 2002. During fiscal 2002, we performed the required impairment tests and determined that there is no impairment of our goodwill.

   Net income and related per share amounts adjusted to exclude amortization of goodwill are as follows:

                              2002               2001             2000

Reported net income          $10,991            $2,748           $4,875
Goodwill amortization              0               174              116
Adjusted net income          $10,991            $2,922           $4,991

Basic income per share:
  Reported net income          $1.93             $0.48            $0.85
  Goodwill amortization         0.00              0.03             0.02
  Adjusted net income          $1.93             $0.51            $0.87

Diluted income per share:
  Reported net income          $1.50             $0.38            $0.68
  Goodwill amortization         0.00              0.02             0.02
  Adjusted net income          $1.50             $0.40            $0.70

   Significant Accounting Policies

   Effective June 23, 2002, the Company amended the warehouse agreement with the private company whereby the private company has become the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the private company on and after such date through August 28, 2004 (subject to an extension until August 27, 2005 at the option of the Company) and assume all performance obligations and risk of loss thereunder and we will have no obligation with respect to such plans. The private company will receive a monthly payment of $50, payable by the Company 85 days after the end of the month, subject to an adjustment based on the volume of annual sales of the plans. We retain any remaining revenue from the sales of the plans. In addition, for a payment of $400 (payable $50 per month beginning three months after the date of the agreement) to be made by us, the private company will also assume responsibility to service and pay any claims related to sales made by us or the private company prior to June 23, 2002.
Accordingly, we will have no obligations for any claims filed after June 23, 2002. As a result thereof, in the fourth quarter of its fiscal year ended August 31, 2002, we reversed into income $7,404 representing the remaining balance of deferred revenue related to the fabric protection plans (see Note 3) together with $167 representing the remaining balance of the liability for warranty costs related to sales made prior to May 27, 2001, reduced by the $400 payment to be made to the private company.

   The receivable from the private company as of August 31, 2002 represents current charges aggregating $3,696, principally for merchandise transfers, warehousing services and advertising costs, which are payable within 85 days of the end of the month in which the transactions originate. Such amount has been fully paid subsequent to the balance sheet date. In addition to the above, the receivables from the private company include $4,754, representing unpaid amounts from fiscal 1996 and prior years, which are in dispute and have been fully reserved for in the accompanying financial statements. As explained in Note 4 in Notes to Consolidated Financial Statements, as part of a proposed settlement, the disputed balance will be settled by the private company executing two notes to us in the aggregate principal amount of $2,400 payable over a three to five year period. We intend to maintain a reserve for the full amount of the notes and record income as collections are received.

   The arrangement with respect to the transfer of merchandise between the private company, which operates retail stores operating under the Jennifer Convertibles name, and us arises from the private company's desire to avail itself of our economic leverage in purchasing merchandise for its Jennifer Convertibles stores. The purchasing agreement provides that the we will purchase merchandise on behalf of ourselves and the private company and bill the private company at cost as invoiced by the vendor and pass through to the private company the benefit of volume related discounts received from the vendor. We do not believe it likely that the private company, if purchasing directly from vendors, would get the same favorable volume related pricing that we receive. In effect, we are accommodating the private company, which is a related party. The merchandise transfers are not reflected in our consolidated statements of operations and do not impact our earnings.

Inflation

   There was no significant impact on our operations as a result of inflation during the three fiscal years ended August 25, 2000, August 26, 2001 and August 31, 2002.

RISK FACTORS

Cautionary Statements Regarding Forward-Looking Statements.

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

There is no assurance we will continue to operate profitably.

   We achieved net income of $10,991,000, $2,748,000 and $4,875,000 in the fiscal years ended August 31, 2002, August 25, 2001 and August 26, 2000, respectively. The furniture business is cyclical and we may be unable to continue operating profitably, either due to a change in such cycle, losses from new stores, changes in consumer preferences or demographics or unknown risks and uncertainties that may cause us to incur losses from operations. Our profit decreased in fiscal 2001 due to a change in how we recognize revenue from the sale of fabric protection and the worsening U.S. economy.

The outcome of pending litigation is uncertain and may entail significant expense.

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

   As part of our proposed settlement with the private company, we obtained the right to open an unlimited number of stores in New York for a royalty of $400,000 per year. Because we will be managing the private company's stores and because we may negatively impact the private company's sales by opening stores in its territory, we agreed to pay the private company up to $2,700,000 per year if its sales drop below specified levels. The provisions of the proposed settlement are currently in effect as a result of the Interim Operating Agreement. For fiscal 2002, there was no"shortfall".

Our company could suffer from potential conflict of interest.

   Potential conflicts of interest exist since two of our principal stockholders, directors and officers, Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer, and Edward B. Seidner, a director and our Executive Vice President, are owed over $10 million by the private company, which owns, controls or licenses the private company stores. Accordingly, such persons derive substantial economic benefits from the private company. In addition, Fred Love, the owner of the related private company, of which Jerry Silverman is the trustee, is Mr. Greenfield's brother-in-law. Circumstances may arise in which the interest of the private company stores, of the private company or of Mr. Greenfield and Mr. Seidner will conflict with our interests, including the negotiations to settle the litigation described above. There are also numerous relationships, and have been numerous transactions, between us and the private company, including an agreement under which we warehouse and purchase merchandise for the private company, manage its stores and provide it other services. See "Certain Relationships and Related Transactions."

We heavily depend on two suppliers.

   We purchase a significant percentage of our merchandise from Klaussner, which also manufactures furniture under the Sealy brand name. During the fiscal year ended August 31, 2002, we purchased approximately 67% of our merchandise from Klaussner. Since a large portion of our revenues have been derived from sales of Klaussner products, the loss of this supplier could have a material adverse impact on us until alternative sources of supply are established. Klaussner is also a principal stockholder and creditor of ours and owns retail stores that compete with ours. Our obligations to Klaussner are secured by substantially all of our assets, although we expect such security interest to be released in fiscal 2003. Klaussner's position as a significant creditor could potentially result in a temporary or permanent loss of our principal supply of merchandise, if, for example, Klaussner halted supply because we defaulted on or were late in making our payments to Klaussner. See

"Certain Relationships and Related Transactions." Also, we purchase a significant percentage of our merchandise from Natale, our principal leather supplier. During the fiscal year ended August 31, 2002, we purchased approximately 28% of our merchandise from Natale.

The cyclical nature of the furniture industry poses risks to us from prolonged economic downturn.

   The furniture industry has been historically cyclical, fluctuating with general economic cycles. During economic downturns, the furniture industry tends to experience longer periods of recession and greater declines than the general economy. We believe that the industry is significantly influenced by economic conditions generally and particularly by consumer behavior and confidence, the level of personal discretionary spending, housing activity, interest rates, credit availability, demographics and overall consumer confidence.
All of these factors are currently being negatively affected by the economic downturn and a prolonged economic downturn might have a material adverse effect on our business.

Competition in the furniture industry could cost us sales and cause us to reduce prices.

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

We may have difficulty obtaining additional financing.

   Our ability to expand and support our business may depend upon our ability to obtain additional financing. We may have difficulty obtaining debt financing as all of our assets are pledged to Klaussner as security for the amounts we owe under the Klaussner Credit and Security Agreement. From time to time, our financial position has made it difficult for us to secure third party consumer financing. Inability to offer such financing adversely affects sales.

Harley J. Greenfield and current management are likely to retain control.

   As of November 4, 2002, Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer and principal stockholder, beneficially owns approximately 21.0% of our outstanding shares of common stock. Approximately 51.9% of the outstanding common stock is beneficially owned by all officers and directors as a group, including Messrs. Greenfield and Seidner. Since the holders of our common stock do not have cumulative voting rights, such officers' and directors' ownership of our common stock will likely enable them to exercise significant influence in matters such as the election of our directors and other matters submitted for stockholder approval. Also, the relationship of such persons to the private company could serve to perpetuate management's control in light of the private company's performance of important functions.

Our future success depends heavily on two executives.

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

We are not likely to declare dividends.

   We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We currently anticipate that we will retain all our earnings for use in the operation and expansion of our business and, therefore, do not anticipate that we will pay any cash dividends in the foreseeable future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

    The consolidated financial statements and supplementary data required in this item are set forth on the pages indicated in Item 15(a)(1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                PART III

Item 10. Our Directors and Executive Officers.

   The names and ages of our directors and our executive officers as of November 25, 2002 are as follows:

Name                      Age  Position(s) with the
                               Company

Harley J. Greenfield      58   Director, Chairman of the Board and
                               Chief Executive Officer
Edward G. Bohn            57   Director
Kevin J. Coyle            58   Director
Edward B. Seidner         50   Director and Executive Vice President
Bernard Wincig            71   Director
Rami Abada                43   Director, President, Chief Operating
                               Officer and Chief Financial Officer
Leslie Falchook           42   Senior Vice President - Administration
Kevin Mattler             44   Senior Vice President - Store Operations

   Our directors are elected at the Annual Meeting of stockholders and hold office until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. We currently have no compensation or nominating committees.

   The Board of Directors held five meetings during the 2002 fiscal year. None of the directors attended fewer than 75% of the number of meetings of the Board of Directors or any committee of which he is a member, held during the period in which he was a director or a committee member, as applicable.

   The Board of Directors has a Stock Option Committee, which, as of August 31, 2002, consisted of Messrs. Greenfield and Seidner. The Stock Option Committee had no meetings, during the 2002 fiscal year. The Stock Option Committee is authorized to administer our stock option plans.

   The Board of Directors has an Audit and Monitoring Committee, which, during the fiscal year ended August 31, 2002, consisted of Bernard Wincig, Edward Bohn and Kevin Coyle. During such fiscal year, the Audit and Monitoring Committee held four meetings. The Audit and Monitoring Committee is responsible for reviewing the adequacy of the structure of our financial organization and the implementation of our financial and accounting policies. In addition, the Audit and Monitoring Committee reviews the results of the audit performed by our outside auditors before the Annual Report to Stockholders is published. This committee also monitors transactions between the private company and us.

Audit Committee Financial Experts

   Our board of directors has determined that Kevin Coyle and Edward Bohn, two of our directors, qualify as "financial experts" as defined by the SEC in Instruction 1 to proposed Item 309 of Regulation S-K, which is set forth in SEC Release No. 34-46701, dated October 22, 2002. Both Messrs. Coyle and Bohn are "independent", as that term is used in Section 10A(m)(3) of the Exchange Act.

   Set forth below is a biographical description of each of our directors and executive officers as of November 15, 2002.

Harley J. Greenfield

   Mr. Greenfield has been our Chairman of the Board and Chief Executive Officer since August 1986 and was our President from August 1986 until December 1997. Mr. Greenfield has been engaged for more than 30 years in the furniture wholesale and retail business and was one of the co-founders of the private company, which established the Jennifer Convertibles concept in 1975. Mr. Greenfield is a member of the New York Home Furnishings Association.

Edward G. Bohn

   Mr. Bohn has been a member of our Board of Directors since February 1995. Mr. Bohn was appointed Chief Financial Officer in March 2001, of Nova Corp., which constructs and manages the construction of data centers serving the telecommunications (Internet) industry both domestically and internationally, after having been a Director and Consultant since December 1999. He has been a Director of Nuwave Technology, Inc., which owns and markets video enhancement technology, since July 1995. Since September 1994, he has operated as an independent consultant in financial and operational matters. From January 1983 to March 1994, Mr. Bohn was employed in various capacities by Emerson Radio, including from March 1993 to March 1994, as Senior Vice President-Special Projects; and from March 1991 to March 1993, as Chief Financial Officer and Treasurer/Vice President of Finance. Prior to March 1991, he was Vice President of Finance and Treasurer.

   Prior to Emerson, Mr. Bohn held positions as an Officer and Assistant Controller of Jersey Central Power and Light, was Coordinator of Internal Auditing for the GPU System, controller of a multi million dollar food manufacturing company, and held various positions in a public accounting firm. Mr. Bohn has a B.S. from Fairleigh Dickinson University and is a member of New Jersey State Society of C.P.A.'s.

Kevin J. Coyle

   Mr. Coyle was appointed as a member of our Board of Directors in February 1995. Mr. Coyle has been a certified public accountant specializing in litigation support since 1972. , Since January 2000, Mr. Coyle has been serving as the Chief Financial Officer of FreshDirect of New York, Inc., a company organized to sell perishable food products directly to consumers over the Internet. Mr. Coyle graduated from Queens College with a BS in accounting and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

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

Kevin Mattler

   Mr. Mattler became our Vice President - Store Operations on April 12, 1994 and has been with us since 1988. Mr. Mattler is involved with, and supervises, the operation of our stores and, during his tenure with us; Mr. Mattler has been involved in all facets of our operations. Prior to joining us, Mr. Mattler had been employed by the private company since 1982.

   Certain of our directors and former officers are defendants in the litigation described under "Legal Proceedings" above. See also
"Certain Relationships and Related Transactions."



Item 11. Executive Compensation.

Summary Compensation Table

   The following table sets forth compensation paid for the fiscal years ended August 31, 2002, August 25, 2001 and August 26, 2000, or such shorter period as such employees were employed by us, to those persons who were either (a) the chief executive officer as of August 31, 2002 or (b) one of our four other most highly compensated executive officers or executive employees as of August 31, 2002 whose total annual salary and other compensation exceeded $100,000 (collectively with the Chief Executive Officer, the "Named Executive Officers").





                          Annual Compensation                      Long-term compensation
                                                                    Awards           Payouts
                                                                              Securities
      Name and    Year   Salary      Bonus    Other       Restricted   Underlying
      principal                               annual         Stock       options/    LTIP       All other
      position                             compensation      Awards       SARs      pay-outs  compensation
                          ($)         ($)      ($)            ($)          (#)       ($)           ($)
         (a)      (b)     (c)         (d)      (e)            (f)          (g)       (h)           (i)
   Harley J.      2002   425,000(1)    -    335,650(1)(2)     -             -         -             0(1)
    Greenfield,   2001   414,400       -    127,234           -          300,000(4)   -             0
    Chairman of   2000   385,000    50,000  200,714           -          297,047      -             0
    the Board
    and Chief
    Executive
    Officer

   Rami Abada,    2002   429,400(3)    -    335,650(3)(2)     -             -         -             0(3)
    President,    2001   414,400       -    127,234           -          150,000(5)   -             0
    Chief         2000   254,000    50,000  200,714           -          300,000      -             0
    Operating
    Officer and
    Interim
    Chief
    Financial
    Officer

   Edward B.      2002   300,000       -       -              -               -       -            0
    Seidner,      2001   240,000       -       -              -          100,000(6)   -            0
    Executive     2000   240,000       -       -              -               -       -            0
    Vice
    President

   Kevin          2002   131,000       -     21,530           -               -       -            0
    Mattler,      2001   131,000       -     15,000           -               -       -            0
    Senior Vice   2000   131,000       -       -              -               -       -            0
    President-
    Store
    Operations

   Leslie         2002   116,000       -       -              -               -       -            0
    Falchook      2001   116,000       -       -              -               -       -            0
    Senior Vice   2000   116,000       -       -              -               -       -            0
    President-
    Administration


(1)On August 15, 1999, we entered into a five year renewable employment agreement with Mr. Greenfield under which Mr. Greenfield is entitled to a base salary of $400,000, subject to certain cost-of-living increases, and incentive bonuses based on our earnings before interest, taxes, depreciation and amortization ("EBITDA") and revenues. We are providing Mr. Greenfield, at our own expense, with a split-dollar life insurance policy for his benefit with a face amount equal to $6,000,000. The premium was $111,000 for the fiscal year ended August 31, 2002. We are entitled upon death or termination of the policies to the lesser of cash value of the policies or the sum of the cash value equal to the sum of our contributions.

(2)Such amount was accrued with respect to fiscal 2002, but not yet paid.

(3)On August 15, 1999, we entered into a five year renewable employment agreement with Mr. Abada under which Mr. Abada is entitled to a base salary of $400,000 for the first three years and $500,000 thereafter, subject to certain cost-of-living increases, incentive bonuses based on EBITDA and revenues, and stock options to purchase 300,000 shares of our common stock at $3.51 per share which were granted to Mr. Abada in August of 1999. We are providing Mr. Abada, at our own expense, with a split-dollar life insurance policy for his benefit with a face amount equal to $3,000,000. The premium was $32,000 for the fiscal year ended August 31, 2002. We are entitled upon death or termination of the policies to the lesser of cash value of the policies or the sum of the cash value equal to the sum of our contributions.

(4)On January 12, 2001, Mr. Greenfield was granted options to purchase 300,000 shares of our common stock at $3.52 per share.

(5)On January 12, 2001, Mr. Abada was granted options to purchase
   150,000 shares of our common stock at $3.52 per share.

(6)On January 12, 2001, Mr. Seidner was granted options to purchase 100,000 shares of our common stock at $3.52 per share.

Director Compensation

   Non-employee directors currently receive a fee of $10,000 per year, plus $500 per meeting attended which fees amounted to an aggregate of $21,000 in fiscal 2002. Directors are reimbursed for out-of-pocket expenses incurred in connection with their services as such.

Stock Option Plans

   We have Incentive and Non-Qualified Stock Option Plans, pursuant to which, as of August 31, 2002, options to purchase an aggregate of 783,047 shares of our common stock were outstanding and under which options to purchase an aggregate of 66,953 shares of common stock were available for grant. In addition, options granted outside of these plans to purchase an additional 1,361,230 shares of common stock were outstanding as of August 31, 2002. These plans are administered by a Stock Option Committee consisting of two persons appointed by the Board of Directors. Options outside of the Plans are administered by the full Board of Directors. As of August 31, 2002, this committee consisted of Harley Greenfield and Edward B. Seidner. The committee has full and final authority (a) to determine the persons to be granted options, (b) to determine the number of shares subject to each option and whether or not options shall be incentive stock options or non-qualified stock options, (c) to determine the exercise price per share of the options which, in the case of incentive stock options, may not be less per share than 100% of the fair market value per share of the common stock on the date the option is granted or, in the case of a stockholder owning more than 10% of our capital stock, not less per share than 110% of the fair market value per share of the common stock on the date the option is granted, (d) to determine the time or times when each option shall be granted and become exercisable and (e) to make all other determinations deemed necessary or advisable in the administration of the plans. In determining persons who are to receive options and the number of shares to be covered by each option, the Stock Option Committee considers the person's position, responsibilities, service, accomplishments, present and future value to us, the anticipated length of his future service and other relevant factors. Members of this committee are not eligible to receive options under these plans or otherwise during the period of time they serve on the committee and for one year prior thereto, but may receive options after their term on the committee is over. Officers and directors, other than members of the committee, may receive options under these plans. The exercise price of all options granted under or outside of these plans equaled or exceeded the market value of the underlying shares on the date of grant.

Option grants in last fiscal year

   None.

              Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values


                                              Number of Securities Underlying          Value of Unexercised
                                                 Unexercised Options at               In-the-Money Options at
                                                   August 31, 2002 (%)                 August 31,2002 ($)(1)



                     Shares       Value
                   Acquired on  Realized ($)  Exercisable         Unexercisable
       Name        Exercise($)                  Shares      %         Shares     %     Exercisable Unexercisable
Harley J.              N/A          N/A        298,032     18.5%      200,000  37.5%     $424,359    $299,178
Greenfield(2)(3)(9)

Rami                   N/A          N/A        550,000     34.1%      100,000  18.7%      579,000      58,000
Abada(3)(5)(6)(7)(10)

Edward B.              N/A          N/A         33,333      2.1%       66,667  12.5%       19,333      38,667
Seidner(3)(11)

Leslie                 N/A          N/A         50,000      3.1%            0   0.0%      105,000           0
Falchook(3)(4)

Kevin Mattler(3)(8)    N/A          N/A         50,000      3.1%            0   0.0%      105,000           0


(1) Amount reflects the market value of the underlying shares of our common stock as reported on the Bulletin Board on August 31, 2002, a bid price of $4.10, less the exercise price of each option.
(2) Includes 297,047 options granted on August 10, 2000 at an exercise price of $ 2.25 per share.
(3) All options were granted at an exercise price at least equal to the market value of the underlying common stock on the date of grant.
(4) Includes 50,000 options granted on May 6, 1997 to Mr. Falchook at an exercise price of $2.00 per share in exchange for the cancellation of 20,000 options granted on January 25, 1993 to Mr. Falchook at an exercise price of $13.125 per share.
(5) Includes 100,000 options granted on May 6, 1997 to Mr. Abada at an exercise price of $2.00 per share.
(6)   Includes 100,000 options granted on December 3, 1997 to
      Mr. Abada at an exercise price of $2.44 per share.
(7) Includes 300,000 options granted on August 15, 1999 to Mr. Abada at an exercise price of $3.51 per share.
(8) Includes 50,000 options granted on May 6, 1997 to Mr. Mattler at an exercise price of $2.00 per share.
(9)   Includes 300,000 options granted on January 12, 2001 to
      Mr. Greenfield at an exercise price of $3.52 per share.
(10)  Includes 150,000 options granted on January 12, 2001 to
      Mr. Abada at an exercise price of $3.52 per share.
(11)  Includes 100,000 options granted on January 12, 2001 to
      Mr. Seidner at an exercise price of $3.52 per share.

         COMPARISON OF 5 YEAR COMULATIVE TOTAL RETURN*
         AMONG JENNIFER CONVERTIBLES, INC., THE NASDAQ
           STOCK MARKET (U.S.) INDEX AND A PEER GROUP














                                 GRAPH















JENNIFER CONVERTIBLES, INC.


          Transaction Closing   Beginning    Dividend   Dividend   Shares     Ending   Cum. Tot.
  Date*      Type      Price**    No. Of     Per Share    Paid   Reinvested   Shares    Return
                                 Shares***
31-Aug-97   Year End   2.500       40.00                                      40.000    100.00
31-Aug-98   Year End   1.813       40.00                                      40.000     72.50
31-Aug-99   Year End   2.109       40.00                                      40.000     84.38
31-Aug-00   Year End   2.375       40.00                                      40.000     95.00
31-Aug-01   Year End   1.985       40.00                                      40.000     79.40
31-Aug-02   End        4.100       40.00                                      40.000    164.00

------------------

*   Specified ending dates or ex-dividends dates.
** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
*** `Begin Shares' based on $100 investment.


                                            Cumulative Total Return
                                8/97   8/98    8/99    8/00   8/01   8/02
JENNIFER CONVERTIBLES, INC.    100.00  72.50   84.38   95.00  79.40  164.00
CONVERTIBLES, INC.
NASDAQ STOCK MARKET (U.S.)     100.00  94.49  244.89  268.23 114.72   84.15
PEER GROUP                     100.00 102.21  104.98   91.57 131.63  132.81













JENNIFER CONVERTIBLES INC.

Item 12. Security Ownership of Certain Beneficial Owners and
Management.

   The following table sets forth, as of November 15, 2002, information regarding the beneficial ownership of our common stock by
(a) each person who is known to us to be the owner of more than five percent of our common stock, (b) each of our directors, (c) each of the executive employees whose total annual salary and other compensation for fiscal year 2002 exceeded $100,000, and (d) all directors and executive officers and executive employees as a group. Information as to David A. Belford and the Pacchia, Grossman, Shaked, Wexford Group, Hans J. Klaussner and Klaussner is based on Schedules 13D filed by such persons or group and information as to M. Shanken Communications, Inc. is based on a Schedule 13G filed by such entity:

       Name and Address of          Amounts and     Percent of
         Beneficial Owner            Nature of        Class
                                     Beneficial
                                   Ownership (1)
Harley J. Greenfield(2)            1,196,321(2)(3)     21.0%
Edward B. Seidner(2)               763,047(2)(4)       13.4
Fred J. Love(2)                    585,662(2)(5)(6)    10.3
Jara Enterprises, Inc. (the        293,579(6)           5.1
  private company)(2)
David A. Belford(7)                394,000(7)           6.9
Pacchia, Grossman, Shaked,         482,100(8)           8.5
  Wexford Group(8)
M. Shanken Communications, Inc.(9) 322,000(9)           5.6
Bernard Wincig(10)                 165,239(10)          2.9
Edward G. Bohn(11)                  46,166(11)          0.8
Kevin J. Coyle(11)                  52,916(11)          0.9
Leslie Falchook(12)                 77,600(12)          1.4
Rami Abada(2)(13)                   603,001(13)        10.6
Kevin Mattler(14)                   50,000(14)          0.9
Hans J. Klaussner and Klaussner  1,430,700(15)         20.0
  Furniture Industries, Inc.(15)
All directors and executive        2,959,290(2)(3)(4)  51.9
  officers and executive employees (10)(11)(12)(13)
  as a group (eight (8) persons)   (14)

----------------------------
(1) All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

(2)   The address of Messrs. Greenfield, Abada and Seidner is c/o
      Jennifer Convertibles, Inc., 419 Crossways Park Drive, Woodbury, New York 11797. The address of Fred J. Love and the private company is One Ames Court, Plainview, New York 11803.
      Mr. Greenfield and Mr. Love are brothers-in-law.

(3) Includes (a) 292,831 shares underlying options granted to Mr. Greenfield by Mr. Love and the private company, over which Mr. Greenfield has no voting power but has shared dispositive power, as such shares may not be disposed of without his consent and (b) 300,000 shares of common stock underlying options to acquire convertible preferred stock granted to Mr. Greenfield by Klaussner, and (c) 99,016 shares of our common stock underlying options which are currently exercisable options, but does not include 498,031 shares of our common stock underlying options which are not currently exercisable. See "Executive Compensation"

(4) Includes 292,831 shares underlying the options granted to Mr. Seidner by Mr. Love and the private company, over which Mr. Seidner has no voting power but has shared dispositive power, as such shares may not be disposed of without his consent. Does not include 66,667 shares of our common stock underlying options which are not currently exercisable.

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

(9)   The address of M. Shanken Communications, Inc. is 387 Park
      Avenue South, New York, New York 10022.

(10) Includes 8,800 shares of our common stock owned by Mr. Wincig's wife and 45,666 shares of our common stock underlying exercisable options. Does not include 8,334 shares of our common stock underlying options which have not yet vested.

(11) Includes, as to each individual, 66,667 shares of our common stock underlying exercisable options, but does not include 33,333 shares of our common stock underlying options which are not currently exercisable.

(12) Includes 50,000 shares of our common stock underlying options which are currently exercisable options.

(13) Includes 550,000 shares of our common stock underlying options which are currently exercisable options, but does not include 100,000 shares of our common stock underlying options which are not currently exercisable.

(14) Includes 50,000 shares of our common stock underlying exercisable options.

(15) Represents 1,424,500 shares underlying convertible preferred stock issued to Klaussner in connection with Klaussner's $5,000,000 investment. Includes 300,000 shares of common stock subject to options to acquire preferred stock granted to Mr. Greenfield by Klaussner subsequent to November 30, 1999. See "Certain Relationships and Related Transactions." Based on information contained in the Schedule 13D filed by Klaussner and its owner, Hans J. Klaussner, Mr. Klaussner is the sole stockholder of the parent of Klaussner and, accordingly, may be deemed the beneficial owner of the shares owned by Klaussner. Does not include 18,730 shares of our common stock underlying options which are not currently exercisable. The principal address of Klaussner is 405 Lewallen Street, Asheboro, North Carolina 27203. Hans J. Klaussner's address is 7614 Gegenbach, Germany.

   The preceding information is based on our review of reports filed by our directors, executive officers and 10% shareholders on Forms 3, 4 and 5 pursuant to Section 16 of the Securities Exchange Act of 1934, and all such reports were filed on a timely basis during fiscal year 2002.

Equity Compensation Plan Information

     The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of August 31, 2002.

                                                                                       Number of securities
                                                                                     remaining available for
                                                                                       future issuace under
                                 Number of securities to        Weighted-average       equity compensation
                                 be issued upon exercise       exercise price of         plans (excluding)
                                  of outstanding options,     outstanding options,   securities reflected in
                                  warrants and rights         warrants and rights         column (a))

         Plan category                    (a)                          (b)                    (c)
         Equity compensation             783,047                     $ 2.21                 566,953
         plans approved
         by security holders (1)

         Equity compensation           1,361,230                     $ 3.29                    -
         plans not approved by
         security holders (2)

              Total                    2,144,277                     $ 2.81                 566,953


(1) Reflects aggregate options outstanding and available for grant under our Incentive and Non-Qualified Stock Option Plans.

(2) Reflects aggregate options outstanding outside our Incentive and Non-Qualified Stock Option Plans that were issued pursuant to individual stock option agreements.



Item 13. Certain Relationships and Related Transactions.

   Until November 1994, Harley J. Greenfield, Fred J. Love and Edward
B. Seidner, each owned 33- 1/3% of the private company, which, together with its subsidiaries, owns or licenses the private company stores. In November of 1994, Messrs. Greenfield and Seidner sold their interests in the private company for long-term notes and options to purchase the shares of our common stock that were owned by Mr. Love and the private company. As a result of such sale, Mr. Love now beneficially owns 100% of the private company. The private company is responsible for the warehousing for our stores, and the private company stores, and leases and operates the warehouse facilities for such stores. Until December 31, 1993, the private company was also responsible for purchasing and certain advertising and promotional activities for our owned stores, our licensed stores and the private company stores. Effective January 1, 1994, we assumed the responsibility for purchasing and advertising for our stores. The private company is responsible for a share of all advertising production costs and costs of publication of promotional material within the New York area. Until October 28, 1993, a corporation of which Messrs. Greenfield, Seidner and Love each owned 33-1/3%, owned the trademarks "Jennifer Convertibles" and "With a Jennifer Sofabed, There's Always a Place to Stay." On October 28,
1993, these trademarks were assigned to us from such corporation for nominal consideration, and we agreed to license such trademarks to the private company in New York, as described below. Mr. Love is, and until November 1994, Mr. Seidner was, an executive officer and director of the private company.

   As noted above, in November 1994, Mr. Greenfield and Mr. Seidner sold their interests in the private company in exchange for long-term promissory notes from the private company and options to purchase shares of our common stock that were owned by the private company and Mr. Love. These notes are due in December 2023. Only interest was payable on the notes until December 1, 2001 and, thereafter, principal is payable on a monthly basis through the maturity date. The aggregate principal amount of the notes is $10,273,204, of which $5,136,602 is owed to Mr. Greenfield and $5,136,602 is owed to Mr. Seidner. The notes bear interest at a rate of 7.5% per annum, although a portion of such interest was deferred for a period of time. During the fiscal year ended August 31, 2002, Mr. Greenfield and
Mr. Seidner each received approximately $330,000 interest on their promissory notes from the private company. The notes are secured by a security interest in the private company's personal property. Mr. Love's personal guaranty of the notes was released by Messrs. Greenfield and Seidner in connection with the tentative settlement of the litigation between the private company and us. The options owned by Mr. Greenfield and Mr. Seidner to purchase the Jennifer Convertibles common stock owned by Mr. Love and the private company referred to above are exercisable at a price of $15.00 per share until they expire on November 7, 2004, for an aggregate of 585,662 shares of such common stock, of which 292,831 options are owned by Mr. Greenfield and 292,831 by Mr. Seidner. In addition,
Mr. Greenfield and Mr. Seidner each owe significant amounts to the private company.

   In July 2001, the private company and we entered into a series of agreements designed to settle the derivative action among the private company, certain of our current and former officers and directors and former accounting firms and us. Effectiveness of the agreements is subject to certain conditions, including court approval. We also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval.

   The material terms of the settlement agreements are as follows:

   Pursuant to a Warehouse Transition Agreement, the private company will transfer to us the assets related to the warehouse system currently operated by the private company and we will assume responsibility for the leases and other costs of operating the warehouse. Pursuant to computer hardware and software agreements, we will also assume control of and responsibility for, the computer system used in the operations of the warehouse systems and stores while providing the private company with access to necessary services. Pursuant to a Warehousing Agreement, we will be obligated to provide warehouse services to the private company of substantially the type and quality that the private company formerly provided to us. During the first five years of the agreement, we will receive a fee of 2.5% on the net sales price of goods sold by the private company up to $27,640,000 in sales, and 5% on net sales over $27,640,000. After five years, we will receive a fee of 7.5% of all net sales by the private company. In addition, during the full term of the agreement, we will receive a fee for fabric protection and warranty services at the rate we were being charged, subject to documented cost increases.

   Pursuant to a Purchasing Agreement, we will continue to purchase merchandise for ourselves and the private company on substantially the same terms as our current terms, except that the private company will have 85 days to pay the amounts due.

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

   Under a Management Agreement and License, we will be responsible for managing the sales of the private company's stores so that the stores will be substantially the same as our own stores, provided the private company is not obligated to spend more than $25,000 per store or $100,000 in any 12-month period on maintenance and improvements to its stores. If the private company's sales exceed $27,640,000 in a year, we will receive a management fee of 48% of the excess in the first two years, and thereafter, 10% of excess up to $29,640,000, and 48% of any excess over $29,640,000. We will also have the right to open an unlimited number of stores in New York and will pay a royalty of $400,000 per year, which will also cover the stores recently opened in New York. We intend to open stores aggressively in New York.

   Because we may negatively impact the private company's sales by opening additional stores of our own within the state of New York and because we will be managing the private company's stores, we agreed to pay the private company 10% of the amount by which their yearly net sales for any 12 month period are below $27,640,000, provided that if their yearly net sales fall below $26,000,000, we will pay the private company 15% of such shortfall amount, provided further that such amounts together with amounts we may pay for advertising if the private company's sales drop below $27,640,000 shall not, in the aggregate, exceed $2,700,000 in any 12 month period. Messrs. Greenfield and Seidner, each an officer, director and principal stockholder of our company, have agreed to be responsible for up to an aggregate of $300,000 of amounts due under these provisions in each year.

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

   The private company shall contribute $125,750 per month to advertising, provided that such amount shall be reduced by the lesser of $80,000 or 1% of our sales in New York (other than sales of leather furniture and sales from six stores in New York that we have owned for many years). In addition, subject to certain exceptions, if the private company's sales in any 12 month period commencing as of January 1, 2002, are less than $27,640,000, we will pay the private company (or reduce the advertising payment they owe us) by an amount equal to 50% of the amount by which their sales are below $27,640,000 provided that the amount of such reduction in any 12-month period, plus any payments of the 10-15% with respect to sales shortfalls as described above, will not exceed $2,700,000 in the aggregate.

   The Management Agreement and License expire in 2049 and may be terminated by an arbitrator for material breach. The Management Agreement also terminates upon purchase by us of the private company's stores pursuant to the Option Agreement described below. If terminated for a reason other than a purchase, we would be obligated not to sell furniture other than leather furniture in New York, except in certain counties, and, accordingly, would have to either sell our Jennifer Convertibles stores to the private company, close them or convert them to Jennifer Leather stores. In addition, in case of such termination, we would have to make up certain shortfalls, if any, in the private company's sales in cash or by delivery of stores in New York that meet certain sales volume requirements.

   In settlement of certain disputes for amounts due us from the private company, the private company will execute three notes to us in the aggregate principal amount of $2,600,000, plus amounts owed at the closing date for purchasing and other services, including a note in the principal amount of $200,000, which is due over three years and bears interest at 6% per annum, a note in the principal amount of $1,400,000, which is due over five years and bears interest at 6% per annum, and a note for the remaining principal amount, which is due, with respect to the amount in excess of $1 million, if any, within ninety days, and with respect to the balance, if any, over five years without interest.

   Pursuant to an Option Agreement, we will receive the option to the purchase the assets relating to private company's stores for a period of 10 years beginning on the tenth anniversary of entering into the Definitive Agreements at a purchase price starting at $8,125,000, plus the assumption of approximately $5,000,000 in principal of notes due to Messrs. Greenfield and Seidner, and decreasing over the term of the option. If we exercise the Option Agreement, the private company will enter into an Asset Purchase Agreement in the form attached to the Option Agreement.

   Under an Interim Operating Agreement, we will operate in most respects as if a closing under the agreements summarized above had occurred, except that the private company will not transfer the warehouse assets, computer system or limited partnership interests. However, we will operate the warehouse system and manage the private company stores as if the closing had occurred and we will be able to continue to open stores in New York as if such closing had occurred. If, for any reason, the court fails to approve the settlement and there is no appeal, the Interim Operating Agreement will terminate.
In such case, everything would go back to the way it was before such agreement was signed, except that we would have a license to continue to operate the stores we open in New York for a royalty of $400,000 per year plus 5% of net sales in New York, except for sales of leather furniture and from certain of the older New York stores owned by us.

   Under the Interim Operating Agreement, we paid $200,000 as a one-time royalty fee for opening four additional stores in New York, which was accounted for in fiscal year 2001.

   The main impact of the Interim Operating Agreement is that we receive the benefits of operating the warehouse system, net of the related costs. We no longer have to pay the private company amounts for warehousing and fabric protection. We also generate additional revenues from services to the private company. However, offset against these savings are the expenses of operating the warehouse, including estimated annual rent of $1,000,000, as well as other operating expenses, including personnel. Based on our current estimates of the other expenses of operating the warehouse and the estimated amounts payable by us to the private company pursuant to the settlement agreement, we expect that the agreement will improve our operating results by an estimated $700,000 each year. For fiscal 2002, the effect was $1,254,000. There is no assurance that the agreement will improve our future operating results to the extent we estimate or at all.

   In addition, we will be able to open additional stores in New York, will manage the private company's stores and will be subject to the possibility of having to make payments, for periods commencing after January 2002, in respect of any shortfall in the private company's sales.

   One other consequence of operating under the Interim Operating Agreement is that the private company now has 85 days to pay for merchandise purchased by us for the private company's account. The extended payment terms slow our cash flow from the private company and, based on purchases by the private company, in fiscal 2002, the adverse impact on cash flow was approximately $1.5 million, compared to the amount of cash we would have received from the private company under the prior payment terms of 30 days from invoice.

   A monitoring committee will be set up to review, on an on-going basis, the relationships between the private company and us in order to avoid potential conflicts of interest between us. The monitoring committee will consist of two persons, Kenneth Grossman, one of the parties objecting to the original settlement between the private company and us, and Edward Bohn, a current member of our board, each of whom will be paid $50,000 per year for their services. The monitoring committee will remain in effect for five years after the approval of the settlement by the court.

   As of August 31, 2002, the private company owed to us $3,296,000 for current charges for fiscal 2002, which have since been fully paid. Amounts owed by the private company to us as of August 31, 2002, which consist of unpaid amounts from fiscal 1996 and prior years totaling $4,754,000, are reserved in the accompanying consolidated financial statements due to uncertain collectibility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Prior to the agreements signed in July 2001, the following agreements were in effect:

   Pursuant to a license agreement between the private company and us, the private company had the perpetual, royalty-free right to use, sublicense and franchise the use of the trademarks "Jennifer Convertiblesr," with "Jennifer Sofabeds, There's Always a Place to Stayr" in the state of New York. The license is exclusive in that territory, and subject to certain exceptions, including nine stores operated by us in New York on a royalty-free basis and up to two additional stores that the private company has agreed may be opened in New York on a royalty-free basis.

   As set forth in "Business-Warehousing and Related Services," the private company provided certain warehouse facilities and related services, including arranging for goods to be delivered to such facilities and to customers pursuant to a warehousing agreement between the private company and us. The private company also provided fabric protection services, including a lifetime warranty, to our customers and our licensees.

   By agreement dated November 1, 1995, the private company and we agreed as to certain amounts owed to each other, as of August 26, 1995, as well as amounts owed by certain of our consolidated licensees other than Southeastern Florida Holding Corp., which we refer to as the "Private Licensees." In addition, the private company agreed to assume the obligations of the Private Licensees referred to above and to offset the amounts owed to us by the private company against the amounts owed to the private company by us. Pursuant to the Offset Agreement dated March 1, 1996, we agreed to continue to offset, on a monthly basis, amounts owed by the private company and the Private Licensees to us for purchasing, advertising, and other services and matters against amounts owed by us to the private company for warehousing services, fabric protection, freight and other services and matters.

   Before May 26, 2001, the private company was responsible for all fabric protection warranty claims, and all fabric protection revenue was recognized when the sale was delivered. After May 26, 2001, as a result of the execution of the Interim Operating Agreement, we became responsible for all fabric protection claims, and revenue from the sale of fabric protection is recognized over the estimated service
period.   The result was that fabric protection revenue that we would have recognized as revenue immediately was treated as deferred income on our balance sheet and, if not for the amendment to the agreement with the private company referred to in the following paragraph, would have been recognized in proportion to the costs expected to be incurred in performing services under the plan.

   As this accounting treatment was an unintended result of the Interim Operating Agreement, we have entered into an amendment of such agreement with the private company pursuant to which, for a payment of $400,000 payable in eight installments of $50,000, the private company will be responsible for fabric protection claims made after June 23, 2002 for previously sold merchandise and, for $50,000 per month, subject to adjustment based on the annual volume of sales of the fabric protection plans, and will be responsible for fabric protection claims made with respect to all merchandise sold between June 23, 2002 and August 28, 2004, subject to an extension of the term at our option through August 27, 2005. Accordingly, we recognized the $2,121,000 of deferred revenue as of May 25, 2001 as revenue in fiscal 2002.

Additional Matters

   Rami Abada, our President, Chief Operating Officer and Chief
Financial Officer, owned two corporations each owned a licensed
Jennifer Convertibles store. On March 23, 2000, Mr. Abada sold these two stores to the private company for the sum of $300,000. As of August 31, 2002, he has received $242,000 and is owed $58,000 from the private company.

   From time to time, the private company and we use the services of Wincig & Wincig, a law firm of which Bernard Wincig, one of our directors and stockholders, is a partner. Mr. Wincig and his firm received approximately $156,000 of legal fees from the LP's and us and an aggregate of approximately $15,000 from the private company during the fiscal year ended August 31, 2002.

   In fiscal 2002, Klaussner gave us $1,447,000 of allowances for a repair program.

Item 14. Controls and Procedures.

       (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on September 23, 2002, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

        (b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.


                                PART IV



Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)   (1) Financial Statements.

     The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this report.

           (2) Financial Statement Schedules

           Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(3)  Exhibits.

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

(3)  Exhibits.

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

(3)  Exhibits.

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

(3)  Exhibits.

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

10.46 Audit Committee Charter incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2002.

10.47 Amendment No. 1 to Management Agreement and License herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2002.

10.48 Amendment No. 1 to Warehouse Agreement herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2002.

21.1   Subsidiaries, incorporated herein by reference to Exhibit
       22.1 to our Annual Report on Form 10-K for fiscal year ended August 27, 1994.

23.1   Consent of Eisner LLP.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)   Reports on Form 8-K.

     None.

     (c)   Exhibits.

     See (a) (3) above.


     (d)   Financial Statement Schedules.

     See (a)(2) above.

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

     NAME                         POSITION                        DATE

/s/ Harley J. Greenfield     Chairman of the Board         December 13, 2002
    Harley J. Greenfield     and Chief Executive
                             Officer (Principal
                             Executive Officer)

/s/ Edward B. Seidner        Director                      December 13, 2002
    Edward B. Seidner

/s/ Bernard Wincig           Director                      December 13, 2002
    Bernard Wincig

/s/ Edward Bohn              Director                      December 13, 2002
    Edward Bohn

/s/ Kevin J. Coyle           Director                      December 13, 2002
    Kevin J. Coyle

/s/ Rami Abada               President, Director,          December 13, 2002
    Rami Abada               Chief Operating Officer
                             And Chief Financial
                             Officer

I, Harley J. Greenfield, certify that

          1. I have reviewed this annual report on Form 10-K of Jennifer Convertibles, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December13, 2002

                                      /s/   Harley J. Greenfield
                                      Harley J. Greenfield
                                      Chief Executive Officer





I, Rami Abada, certify that

       1. I have reviewed this annual report on Form 10-K of Jennifer Convertibles, Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 13, 2002

                                     /s/   Rami Abada
                                     Rami Abada
                                     Chief Operating Officer & Chief
                                     Operating Officer

I, Harley J. Greenfield, certify that:

1.  I have reviewed this annual report on Form 10-K of Jennifer
Convertibles, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 13, 2002       By: /s/  Harley J. Greenfield
                           Harley J. Greenfield, Chief Executive Officer

I, Rami Abada, certify that:

1.  I have reviewed this annual report on Form 10-K of Jennifer
Convertibles, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 13, 2002        By: /s/  Rami Abada
                                  Rami Abada, Chief Financial Officer
                                  and Chief Operating Officer

Exhibit 23.1

INDEPENDENT AUDITORS' CONSENT


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-101024) of Jennifer Convertibles, Inc. of our report dated November 6, 2002 with respect to the consolidated financial statements of Jennifer Convertibles, Inc. and subsidiaries included in this Annual Report (Form 10-K) for the fiscal year ended August 31, 2002.



Eisner LLP

New York, New York
December 12, 2002

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                  Index to Financial Statements




Independent Auditors' Report.......................................F1

Consolidated Balance Sheets at August 31, 2002 and
  August 25, 2001..................................................F2

Consolidated Statements of Operations for the years ended
  August 31, 2002, August 25, 2001 and August 26, 2000.............F3

Consolidated Statements of Stockholders' Equity (Capital
  Deficiency) for the years ended August 31, 2002, August 25,
  2001, and August 26, 2000........................................F4

Consolidated Statements of Cash Flows for the years ended
  August 31, 2002, August 25, 2001 and August 26, 2000.............F5

Notes to Consolidated Financial Statements.........................F6

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Jennifer Convertibles, Inc.
Woodbury, New York


We have audited the accompanying consolidated balance sheets of Jennifer Convertibles, Inc. and subsidiaries as of August 31, 2002 and August 25, 2001, and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for each of the three years in the period ended August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jennifer Convertibles, Inc. and subsidiaries as of August 31, 2002 and August 25, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Eisner LLP (formerly Richard A. Eisner & Company, LLP)

New York, New York
November 6, 2002

    JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Consolidated Balance Sheets
        (in thousands, except for share data)

              ASSETS

             (SEE NOTE 6)                                Restated-Note 3
                                        August 31, 2002  August 25, 2001
Current assets:
  Cash and cash equivalents                  $15,973         $11,155
  Accounts receivable                            475             757
  Merchandise inventories                     13,348          12,660
  Due from Private Company, net
    of reserves of $4,754 and $4,811
    at August 31, 2002 and August 25,
    2001, respectively                         3,696           3,225
  Deferred tax asset                           1,950             624
  Prepaid expenses and other current
     assets                                      801             483
       Total current assets                   36,243          28,904

Store fixtures, equipment and
  leasehold improvements
  at cost, net                                 4,231           5,013
Deferred lease costs and other
  intangibles, net                               195             329
Goodwill, at cost, net                         1,796           1,796
Deferred tax asset                               412
Other assets (primarily security
 deposits)                                       748             732
                                             $43,625         $36,774


  LIABILITIES AND STOCKHOLDERS' EQUITY
          (CAPITAL DEFICIENCY)

Current liabilities:
  Accounts payable, trade                    $14,037         $16,920
  Customer deposits                            7,689           8,693
  Accrued expenses and other current
    liabilities                                6,955           5,109
  Due to Private Company                         500            -
  Deferred income from service
    contracts (Notes 3 and 8)                   -              2,121
         Total current liabilities            29,181          32,843

Deferred rent and allowances                   4,358           4,836
         Total liabilities                    33,539          37,679


Commitments and contingencies (Notes
   11 and 12)

Stockholders' Equity (Capital Deficiency):
  Preferred stock, par value $.01 per share
      Authorized 1,000,000 shares
      Series A Convertible Preferred-
      10,000 shares issued
      and outstanding at August 31,
      2002 and August 25, 2001
      (liquidation preference $5,000)
      Series B Convertible Preferred-
      26,664 shares issued
      and outstanding at August 31,
      2002 and August 25, 2001
      (liquidation preference $133)
  Common stock, par value $.01 per share
      Authorized 10,000,000 shares;
      issued and outstanding 5,704,058
      shares at August 31, 2002
      and August 25, 2001                         57              57
  Additional paid-in capital                  27,482          27,482
  Accumulated (deficit)                      (17,453)        (28,444)

                                              10,086            (905)

                                             $43,625         $36,774


See Notes to Consolidated Financial Statements.

                  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                       (In thousands, except share data)

                                                     Restated - Note 3
                                       Year          Year         Year
                                      ended         ended        ended
                                      August        August       August
                                     31, 2002      25, 2001      26, 2000
                                    (53 weeks)    (52 weeks)    (52 weeks)
Revenue:
  Net sales                           $139,837     $132,259      $127,865
  Revenue from service
    contracts                           11,346        4,383         5,836
                                       151,183      136,642       133,701

Cost of sales, including store
  occupancy, warehousing, delivery
  and service costs                     96,459       92,686        88,087

Selling, general and
  administrative expenses               42,962       39,963        38,615

Depreciation and amortization            1,660        1,854         1,691
                                       141,081      134,503       128,393

Operating income                        10,102        2,139         5,308

Interest income                            210          466           358

Interest expense                           (14)         (84)          (82)

Income before income taxes              10,298        2,521         5,584

Income tax (benefit) expense              (693)        (227)          709

Net income                             $10,991       $2,748        $4,875


Basic income per common share            $1.93        $0.48         $0.85

Diluted income per common share          $1.50        $0.38         $0.68

Weighted average common shares
  outstanding basic
  income per share                   5,704,058    5,704,058     5,704,058

Effect of potential common
  share issuance:
    Stock options                      177,868       51,378        63,300
    Convertible preferred stock      1,443,164    1,443,164     1,443,164

Weighted average common shares
  outstanding diluted
  income per share                   7,325,090    7,198,600     7,210,522

See Notes to the Consolidated Financial Statements.

                 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

      Consolidated Statements of Stockholders' Equity (Capital Deficiency)
       Years Ended August 31, 2002, August 25, 2001 and August 26, 2000
                      (In thousands,except share data)
                                                            Restated - Note 3
                                  Preferred stock       Preferred stock                            Additional
                                     Series A               Series B             Common Stock       paid-in   Accumulated
                                 Shares   Par Value    Shares    Par Value    Shares    Par Value    capital   (deficit)    Totals
Balances at August 28, 1999      10,000       0        26,664       0       5,704,058      $57      $27,482    ($36,067)   ($8,528)

Net income                                                                                                        4,875      4,875

Balances at August 26, 2000      10,000       0        26,664       0       5,704,058       57       27,482     (31,192)    (3,653)

Net income                                                                                                        2,748      2,748

Balances at August 25, 2001      10,000       0        26,664       0       5,704,058       57       27,482     (28,444)      (905)

Net income                                                                                                       10,991     10,991

Balances at August 31, 2002      10,000       0        26,664       0       5,704,058      $57      $27,482    ($17,453)   $10,086




See Notes to Consolidated Financial Statements.

            JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows
                            (in thousands)

                                                Restated - Note 3
                                     Year        Year         Year
                                    Ended       Ended        Ended
                                    August      August       August
                                   31, 2002    25, 2001     26, 2000
                                  (53 weeks)  (52 weeks)   (52 weeks)
Cash flows from operating activities:
Net income                         $10,991        $2,748       $4,875
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
 Depreciation and amortization       1,660         1,854        1,691
 Loss on disposal of equipment          24          -            -
 Provision for warranty costs           76            50           46
 Provision for fabric protection
   costs                              (273)          273         -
 (Income) loss from store
   closings                            -             (80)          10
 Deferred rent                        (478)         (222)        (186)
 Deferred tax benefit               (1,737)         (624)        -
 (Recovery of) provision for
   losses on amounts due
   from Private Company                 (58)         (15)         107
 Deferred income                     (2,121)       2,121         -
Changes in operating assets and
 liabilities (net of
 effect from purchase of
 licensee):
  Merchandise inventories              (688)      (1,596)      (1,224)
  Prepaid expenses and other
    current assets                     (318)        (107)         150
  Accounts receivable                   282         (429)        (212)
  Due from Private Company             (414)      (1,716)        (312)
  Other assets, net                     (16)         (64)         139
  Accounts payable trade             (2,882)       1,884         -
  Customer deposits                  (1,004)        (262)        (171)
  Accrued expenses and other
    current liabilities               2,041         (489)         255
  Due to Private Company                500         -
Net cash provided by operating
 activities                           5,585        3,326        5,168

Cash flows from investing
activities:
  Capital expenditures                 (767)      (1,362)      (1,130)
  Deferred lease costs and other
   intangibles                         -              21         (232)
  Payments of amounts payable
    under acquisition agreement        -            (239)        (461)
  Acquisition of Southeastern
    Florida Holding Company, net of
    $20 cash received                  -            -            (780)
  Proceeds from (purchase of)
    commercial paper                   -           3,025       (3,025)
Net cash (used in) provided by
  investing activities                 (767)       1,445       (5,628)

Cash flows from financing
 activities:
  Payments of obligations under
   capital leases                      -            -             (63)
Net cash (used in) financing
  activities                           -            -             (63)


Net increase (decrease) in cash
  and cash equivalents                4,818        4,771         (523)

Cash and cash equivalents at
  beginning of year                  11,155        6,384        6,907

Cash and cash equivalents at end
  of year                           $15,973      $11,155       $6,384


Supplemental disclosure of cash
  flow information:

Income taxes paid                      $699       $1,146         $484

Interest paid                           $14          $84          $82



See Notes to Consolidated Financial Statements.

             JENNIFER CONVERTIBLES, INC.

     Notes to Consolidated Financial Statements
 August 31, 2002, August 25, 2001 and August 26, 2000
       (In thousands except for share amounts)

(1)  Business

   Jennifer Convertibles, Inc. and subsidiaries (the "Company") owns and is the licensor of specialty retail stores that sell a complete line of sofabeds, as well as sofas and companion pieces, such as loveseats, chairs and recliners, and specialty retail stores that sell leather living room furniture. Such stores are in the United States and are located throughout the eastern seaboard, in the midwest, on the west coast and in the southwest. As of August 31, 2002 and August 25, 2001, respectively, 120 and 112 Company-owned stores operated under the Jennifer Convertibles and Jennifer Leather names.

   The Company licensed stores to limited partnerships ("LP's") of which a subsidiary of Jennifer Convertibles, Inc.is the general partner. The LP's have had cumulative losses since inception and the Company has made advances to fund such losses. The Company has control of the LP's and, as a result, consolidates the accounts of the LP's in its financial statements. Included in the Company's Consolidated Statements of Operations are the losses of the LP's in excess of the limited partners' capital contributions. As of August 31, 2002 and August 25, 2001, respectively, the LP's operated 48 stores under the Jennifer Convertibles name.

   The Company also licenses stores to parties, certain of which may be deemed affiliates ("Unconsolidated Licensees"), from which the Company is entitled to a royalty of 5% of sales. As of August 31, 2002 and August 25, 2001, respectively, three licensed stores were owned by such Unconsolidated Licensees and operated by the Private Company (see below) and the results of their operations are not included in the consolidated financial statements. In addition, as of August 31, 2002, the Company received royalties from two stores owned and operated by the Private Company.

   Also not included in the consolidated financial statements are the results of operations of 25 stores, 23 of which are located in New York, one in New Jersey and one in Maryland, that are owned and operated by a company (the "Private Company"), which is owned by a principal stockholder of the Company who is also the brother-in-law of the Company's Chairman of the Board and Chief Executive Officer. Until November 1994, the Private Company was owned by three of the officers/directors/principal stockholders of the Company. In November 1994, the Private Company redeemed the stock in the Private Company of two of the principal stockholders (Harley Greenfield and Edward Seidner) for notes in the amount of $10,273 which are due in 2023 and are collateralized by the assets of the Private Company and a pledge of the remaining stockholder's stock in the Private Company to secure his personal guarantee of the notes. In connection with such transaction, Fred Love, the remaining principal stockholder, granted Messrs. Greenfield and Seidner options expiring in November 2004 to purchase the 585,662 shares of the Company's Common Stock owned by him and the Private Company for $15.00 per share.

   As more fully discussed in Note 4, the Company, the LP's, the Private Company and the Unconsolidated Licensees have had numerous transactions with each other. In July 2001, the Company and the Private Company entered into a series of agreements that change significantly the way they operate with each other and, subject to certain conditions being satisfied, will result, among other things, in the LP's, becoming wholly-owned by the Company. Due to the numerous related party transactions, the results of operations are not necessarily indicative of what they would be if all transactions were with independent parties.

(2)  Summary of Significant Accounting Policies

Principles of Consolidation

   The consolidated financial statements include the accounts of Jennifer Convertibles, Inc., its subsidiaries and the LP's (see Note 1).

Fiscal Year

   The Company has adopted a fiscal year ending on the last
Saturday in August, which would be either 52 or 53 weeks long.

             JENNIFER CONVERTIBLES, INC.

     Notes to Consolidated Financial Statements
 August 31, 2002, August 25, 2001 and August 26, 2000
       (In thousands except for share amounts)

Use of Estimates

   The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Information

   The Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information", requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 permits operating segments to be aggregated if they have similar economic characteristics, products, type of customers and methods of distribution.
Accordingly, the Company's specialty furniture stores are considered to be one reportable operating segment.

Cash and Cash Equivalents

   The Company considers all short-term, highly liquid instruments with maturity of three months or less to be cash equivalents.

Merchandise Inventories

   Merchandise inventories are stated at the lower of cost
(determined on the first-in, first-out method) or market and are physically located, as follows:

                  8/31/02   8/25/01
   Showrooms       $6,553    $6,077
   Warehouses       6,795     6,583
                  $13,348   $12,660

Store Fixtures, Equipment and Leasehold Improvements

   Store fixtures and equipment are carried at cost less accumulated depreciation, which is computed using the straight-line method over estimated useful lives or, when applicable, the life of the lease, whichever is shorter.
Betterments and major remodeling costs are capitalized.
Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases.

Goodwill

   Goodwill consists of the excess of cost of the Company's investments in certain subsidiaries over the fair value of net assets acquired. Prior to the adoption of SFAS 142, effective as of the beginning of fiscal 2002, impairment was assessed based on undiscounted cash flows of the related stores, and goodwill was being amortized over periods of ten to forty years from the acquisition date using the straight-line method. Accumulated amortization at August 25, 2001 amounted to $476.

   In July 2001, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets."
SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has elected to adopt this standard as of the beginning of its fiscal year ended August 31, 2002. During fiscal 2002, the Company has performed the required impairment tests and has determined that there is no impairment of the Company's goodwill.

             JENNIFER CONVERTIBLES, INC.

     Notes to Consolidated Financial Statements
 August 31, 2002, August 25, 2001 and August 26, 2000
       (In thousands except for share amounts)


   Net income and related per share amounts adjusted to exclude amortization of goodwill are as follows:

                           2002       2001     2000
Reported net income      $10,991    $2,748   $4,875
Goodwill amortization          0       174      116
Adjusted net income      $10,991    $2,922   $4,991


Basic income per share:
  Reported net income      $1.93     $0.48    $0.85
  Goodwill amortization     0.00      0.03     0.02
  Adjusted net income      $1.93     $0.51    $0.87

Diluted income per share:
  Reported net income      $1.50     $0.38    $0.68
  Goodwill amortization     0.00      0.02     0.02
  Adjusted net income      $1.50     $0.40    $0.70


Income Taxes

   Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

Deferred Lease and Other Intangible Costs

   Deferred lease costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease.

Deferred Rent and Allowances

   Pursuant to certain of the Company's leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and work allowances granted by the landlord. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases reduced by work allowances granted, on a straight-line basis, over the respective lease term. Accordingly, the Company has recorded deferred rent and allowances of $4,358 and $4,836 at August 31, 2002 and August 25, 2001, respectively.

Revenue Recognition

   Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Sales are made on either a non-financed or financed basis (see Note 5). A minimum deposit of 50% is typically required upon placing a non-financed sales order with the balance payable upon delivery.

     See Notes 3 and 4 related to revenue recognition from the sale of service contracts related to lifetime protection plans.

   Warehousing and management fee income from the Private
Company is recognized when earned.

Income Per Share

Basic income per common share is computed by dividing the net income after reduction for preferred stock dividends of $9.00 in each of 2002, 2001 and 2000, by the weighted average number of shares of common stock outstanding during each period. Diluted income per share reflects the dilutive effect of the assumed conversion of

             JENNIFER CONVERTIBLES, INC.

     Notes to Consolidated Financial Statements
 August 31, 2002, August 25, 2001 and August 26, 2000
       (In thousands except for share amounts)


Convertible Preferred Stock and the exercise of options.
For the fiscal year ended August 31, 2002, options for 603,333 shares, which are not dilutive, are not included in the calculation of diluted income per share.

Advertising

   The Company advertises in newspapers, on the radio and on television. Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising expense for the years ended August 31, 2002, August 25, 2001 and August 26, 2000 aggregated $13,955, $14,084 and $13,163, respectively, net of amounts charged to the Private Company and Unconsolidated Licensees (see Note 4).

Shipping and Handling Costs

   Shipping and handling costs are included in cost of sales. Delivery fees paid by customers are included in revenue.

Pre-Opening Costs

   Costs incurred in connection with the opening of stores are expensed as incurred.

Warranties

   Estimated warranty costs are expensed in the same period that sales are recognized. Also see Note 3.

Concentration of Risks

   The receivable from the Private Company as of August 31, 2002, represents current charges aggregating $3,696, principally for merchandise transfers, warehousing services and advertising costs, which are payable within 85 days of the end of the month in which the transactions originate. Such amount has been fully paid subsequent to the balance sheet date. In addition to the above, the receivables from the Private Company include $4,754, representing unpaid amounts from fiscal 1996 and prior years, which are in dispute and have been fully reserved for in the accompanying financial statements. As explained in Note 4, as part of a proposed settlement, the disputed balance will be settled by the Private Company executing two notes to the Company in the aggregate principal amount of $2,400 payable over a three to five year period. The Company intends to maintain a reserve for the full amount of the notes and record income as collections are received.

   The Company purchased inventory from two suppliers under normal or extended trade terms amounting to 67% and 28% of inventory purchases during fiscal 2002, 71% and 18% of inventory purchases during fiscal 2001, and 77% and 8% of inventory purchases during fiscal 2000, respectively.

   The Company utilizes many local banks as depositories for cash receipts received at its showrooms. Such funds are transferred daily to a concentration account maintained at one commercial bank. As of August 31, 2002 and August 25, 2001, amounts on deposit with this one bank totaled 96% and 95% of total cash, respectively.

Fair Value of Financial Instruments

   Financial instruments include accounts receivable, accounts payable and customer deposits. The carrying amount of these instruments approximates fair value due to their short-term nature.

             JENNIFER CONVERTIBLES, INC.

     Notes to Consolidated Financial Statements
 August 31, 2002, August 25, 2001 and August 26, 2000
       (In thousands except for share amounts)


(3)  Restatement

   As a result of a review of the Company's previously filed Annual Report on Form 10-K for the year ended August 25, 2001 by the staff of the Securities and Exchange Commission, the Company has restated its fiscal 2001 and 2000 financial statements, as previously reported to reflect the following.

     The Company, in connection with the sale of its merchandise, sold separately priced fabric and leather protection plans for the life of the merchandise on behalf of a subsidiary of the Private Company and retained a portion of the revenue with the balance being remitted to the Private Company. As the subsidiary of the Private Company assumed all performance obligations and risks of any loss under the plans, the Company recognized the retained revenue at the time of sale to the customer. As part of the Interim Operating Agreement entered into with the Private Company (see Note 4a), effective for transactions subsequent to May 26, 2001, although the protection plans continue to be issued by a subsidiary of the Private Company, the Company agreed with the Private Company to service the claims and assume the responsibility and risk of loss for all claims filed subsequent thereto, including claims relating to sales made prior to May 26, 2001 and claims related to sales made by the Private Company subsequent to May 26, 2001. As a result of such assumption and related obligation to service claims, the Company has restated its fiscal 2001 financial statements to defer revenue from sale of the protection plans subsequent to May 26, 2001 that was previously recognized and amortize such revenue into income in proportion to the costs expected to be incurred in performing services under the plans (see last paragraph of Note 4a). Related provisions for future claims were reversed and actual costs incurred in performing services under the plans were charged to expense in the period incurred. In addition, incentive compensation expense and provision for state income taxes were reduced to reflect the impact of the adjustments on the results of operations.

     The financial statements were also restated to reduce the tax provision for state income taxes related to prior years charged to income during the years ended August 25, 2001 and August 26, 2000 and charge such prior years with the related income taxes.

The effect of such restatements follow:

                                 Year Ended           Year Ended
                                August 25, 2001     August 26, 2000

Net income previously reported       $4,086              $4,780
Restatements:
Deferral of revenues (net of
  amortization) and related
  claims expense adjustment          (1,954)                  0
Incentive compensation                   97                   0
Provision for state income
  taxes                                 122                   0
Prior year tax adjustment *             397                  95
Net income as restated               $2,748              $4,875
Basic net income per share:
  Previously reported                 $0.72               $0.84
  Effect of restatements              (0.24)               0.01
  As restated                         $0.48               $0.85
Diluted net income per share:
  Previously reported                 $0.57               $0.66
  Effect of restatements              (0.19)               0.02
  As restated                         $0.38               $0.68

* Applicable to years prior to fiscal 2000 which increases the accumulated deficit previously reported as of August 28, 1999 by $492.

             JENNIFER CONVERTIBLES, INC.

     Notes to Consolidated Financial Statements
 August 31, 2002, August 25, 2001 and August 26, 2000
       (In thousands except for share amounts)

In addition to the above, the following reclassifications have been made which had no effect on net income previously reported:

                                                            Selling
                                                          General and
                                             Cost of    Administrative   Other
                                   Revenue    Sales        Expenses      Income
                                     (a)                      (b)
                                                     Increase/(Decrease)
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

(a) Amounts adjust net sales except for fabric protection fees paid to the Private Company, which decreases revenue from service contracts.

(b) Includes provision for loss (recovery) of amounts due from the Private Company and (income) loss from store closings previously shown separately.

Certain August 25, 2001 balance sheet amounts have been reclassified on the financial statements to conform to current year presentation.


(4)  Agreements and Transactions with Private Company

   (a) Interim Operating Agreement

   In July 2001, the Private Company and the Company entered into a series of agreements designed to settle the derivative litigation among the Private Company, certain of the Company's current and former officers and directors and former accounting firms and the Company (see Note 11). Effectiveness of the agreements is subject to certain conditions, including court approval and receipt by the Company of a fairness opinion or appraisal. The Company also entered into an Interim Operating Agreement effective as of May 27, 2001, designed to implement certain of the provisions of the settlement agreements prior to court approval. If for any reason the court fails to approve the settlement and there is no appeal, the Interim Operating Agreement would terminate. In such case, everything would go back to the way it was before such agreement was signed except that the Company would have a license to continue to operate the stores it opens in New York for a royalty of $400 per year plus 5% of net sales in New York, except for sales of leather furniture and from certain of the older New York stores owned by the Company.

             JENNIFER CONVERTIBLES, INC.

     Notes to Consolidated Financial Statements
 August 31, 2002, August 25, 2001 and August 26, 2000
       (In thousands except for share amounts)


   The material terms of the settlement agreements are as follows:

   Pursuant to a Warehouse Transition Agreement, the Private Company will transfer the assets related to the warehouse system currently operated by the Private Company to the Company and the Company will become responsible for the leases and other costs of operating the warehouses. Pursuant to computer hardware and software agreements, the Company will also assume control of, and responsibility for, the computer system used in the operations of the warehouse systems and stores while permitting the Private Company access to necessary services. Pursuant to a Warehousing Agreement, the Company will be obligated to provide warehouse services to the Private Company of substantially the type and quality it provided to the Company. During each of the first five years of the agreement, the Company will receive a warehousing fee of 2.5% on the net sales price of goods sold by the Private Company up to $27,640 of sales and 5% on net sales over $27,640. After five years, the Company will receive a warehousing fee of 7.5% of all net sales by the Private Company. In addition, during the full term of the agreement, the Company will receive a fee for fabric protection and warranty services at the rate the Company was being charged, subject to increase for documented cost increases. For the fiscal years ended August 31, 2002 and August 25, 2001 charges (included in revenues) to the Private Company for warehousing fees amounted to $673 and $148, respectively, and for fabric protection warranty services amounted to $603 and $7, respectively.

   Pursuant to a Purchasing Agreement, the Company will continue to purchase merchandise for the Company and the Private Company on substantially the same terms as previously, except that the Private Company has 85 days to pay amounts due.

   The Company will also receive, for no cost, the limited partnership interests in LPs currently operating 48 stores. The Company currently owns the general partnership interest in such LPs. As described in Note 1, the operations of these stores are currently included in the consolidated financial statements.

   The Company has previously granted the Private Company a perpetual, royalty-free license to use and to sublicense and franchise the use of trademarks in the State of New York. The license is exclusive in such territory, subject to certain exceptions. Under a Management Agreement and License, the Company will be responsible for managing the sales of the Private Company's stores so that the stores will be substantially the same as the Company's own stores, provided the Private Company is not obligated to spend more than $25 per store or $100 in any 12-month period on maintenance and improvements to its stores. Commencing January 1, 2002 if the Private Company's sales exceed $27,640 in a year, the Company will receive a management fee of 48% of the excess in the first two years, and thereafter, 10% of such excess up to $29,640 and 48% of any excess over $29,640. The Company will record management fee income if and when the sales thresholds are met. During the year ended August 31, 2002, no management fees were earned. The Company will also have the right to open an unlimited number of stores in New York in exchange for a royalty to the Private Company of $400 per year, which will also cover the stores previously opened in New York. For the fiscal years ended August 31, 2002 and August 25, 2001, the Company paid the Private Company a royalty of $400 and $300 (including a one time fee of $200 for opening four additional stores in New York), respectively.

   Because the Company may negatively impact the Private Company's sales by opening additional stores within the State of New York and because the Company will be managing the Private Company's stores, the Company agreed to pay the Private Company 10% of the amount by which their net sales for the period January 1, 2002 through August 31, 2002 and for any 12 month period commencing September 1, 2002 are below $17,718 and $27,640 respectively, provided that if such sales fall below $16,667 and $26,000, the Company will pay the Private Company 15% of such shortfall amount. However, such amounts together with amounts the Company may pay for advertising if the Private Company's sales drop below $17,718 and $27,640 as described below, shall not, in the aggregate, exceed $1,800 for the eight month period or $2,700 in any 12 month period thereafter. The Company will accrue any such shortfall payments when its estimate of Private Company sales indicates that a shortfall is likely to occur. No such payments were required for the period ended August 31, 2002. Messrs. Greenfield and Seidner, officers, directors and principal stockholders of the Company, have agreed to be responsible for up to an aggregate of $300 of amounts due under these provisions in each year. Any such amounts received from Messrs. Greenfield and Seidner would be recorded as a contribution to capital.

             JENNIFER CONVERTIBLES, INC.

     Notes to Consolidated Financial Statements
 August 31, 2002, August 25, 2001 and August 26, 2000
       (In thousands except for share amounts)


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

   The Private Company is to contribute $126 per month to advertising (compared with $150 per month previously contributed), provided that such amount is to be reduced by the lesser of $80 or 1% of the Company's sales in New York (other than sales of leather furniture and sales from six stores in New
York which the Company has owned for many years). In addition, subject to certain exceptions, if the Private Company's sales for the period from January 1, 2002 through August 31, 2002 and in any 12 month period commencing September 1, 2002 respectively, are less than $17,718 and $27,640, the Company will pay the Private Company (or reduce the advertising payment the Private Company owes the Company by) an amount equal to 50% of the amount by which its sales are below such amounts provided that the amount of such reduction, plus any payments of the 10-15% with respect to sales shortfalls as described above, will not exceed $1,800 (for the eight month period) or $2,700 (in any 12 month period) in the aggregate. For the fiscal years ended August 31, 2002 and August
25, 2001, contributions from the Private Company for advertising under the Interim Operating Agreement, reducing selling, general and administrative expenses, amounted to $1,470 and $368, respectively.

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

   In settlement of certain disputes as to amounts due from the Private Company, all of which have been fully reserved, the Private Company will execute three notes to the Company in the aggregate principal amount of $2,600, including a note in the principal amount of $200 due over three years and bearing interest at 6% per annum, a note in the principal amount of $1,400 due over five years and bearing interest at 6% per annum, and a note in the principal amount of $1,000 due over five years without interest.

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

   Effective June 23, 2002, the Company amended the warehouse agreement with the Private Company whereby the Private Company has become the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Private Company on and after such date through August 28, 2004 (subject to an extension to August 27, 2005 at the option of the Company) and assumes all performance obligations and risk of loss thereunder and the Company will have no obligation with respect to such plans. The Private Company will receive a monthly payment of $50, payable by the Company 85 days after the end of the month, subject to an adjustment based on the volume of annual sales of the plans. The Company retains any remaining revenue from the sales of the plans. In addition, for a payment of $400 (payable $50 per month beginning three months after the date of the agreement) to be made by the Company, the Private Company will also assume responsibility to service and pay any claims related to sales made by the Company or the Private Company prior to June 23, 2002. Accordingly, the Company will have no obligations for any claims filed after June 23, 2002. As a result thereof, in the fourth quarter of its fiscal year ended August 31, 2002, the Company has reversed into income $7,404 representing the

             JENNIFER CONVERTIBLES, INC.

     Notes to Consolidated Financial Statements
 August 31, 2002, August 25, 2001 and August 26, 2000
       (In thousands except for share amounts)


remaining balance of deferred revenue related to the fabric protection plans (see Note 3) together with $167 representing the remaining balance of the liability for warranty costs related to sales made prior to May 27, 2001, reduced by the $400 payment to be made to the Private Company.

   (b) Previous Agreements

   Prior to the Interim Operating Agreement, the following agreements were in effect through May 26, 2001:

   The Private Company provided services to the Company and the LP's relating to distribution, inventory control reporting and data processing pursuant to a warehouse agreement, which expired on May 26, 2001. The Company and LP's, which utilized warehouse and distribution facilities leased and operated by the Private Company, paid a monthly warehousing fee based on 5% of the retail sales prices and a portion of fabric protection revenue collected from customers, excluding sales from stores opened after July 1, 1999. On February 9, 1999, the Company entered into an amendment to the warehouse agreement, which reduced the monthly warehousing fees by $150 through February 26, 2001. In connection therewith, the Company assumed certain payroll costs previously paid by the Private Company. Additionally, the Private Company provided fabric protection and warranty services at pre-determined rates.

   The Company has assumed the responsibility from the Private Company for purchasing merchandise for itself, the LP's, the Unconsolidated Licensees and the Private Company. During the years ended August 31, 2002, August 25, 2001 and August 26, 2000, approximately $11,537, $12,027, and $12,521, respectively, of inventory at cost was purchased by the Private Company and the Unconsolidated Licensees through the Company. These transactions are not reflected in the Consolidated Statements of Operations of the Company and do not impact the Company's earnings. The Company receives the benefit of any vendor discounts and allowances in respect of merchandise purchased by the Company on behalf of the LP's and certain other licensees. The Private Company receives the benefit of any discounts refunded or credited by suppliers in respect of merchandise purchased by the Private Company through the Company. The Company generally maintains title to inventory purchased on behalf of the Private Company until it is sold by the Private Company and the Company is solely responsible for payment to the merchandise vendors.

   The Company has assumed the responsibility of advertising for itself, the LP's, the Unconsolidated Licensees and the Private Company. Under the arrangement, the Private Company and Unconsolidated Licensees are charged a share of advertising costs. Such charges to unconsolidated licensees aggregated $0, $0 and $314 for the years ended August 31, 2002, August 25, 2001 and August 26, 2000, respectively. See (c) below for charges to the Private Company.

   Two executive officers of the Company and a relative of one of the officers, own or owned interests in five Unconsolidated Licensee stores. In March 2000, three of the stores were acquired by the Private Company. Royalty income from the three stores amounted to $121, $134 and $259 for the fiscal years ended 2002, 2001, and 2000, respectively. Such amounts are included in net sales in the Consolidated Statements of Operations.

 (c) Transactions with the Private Company

   Included in the Consolidated Statements of Operations are the following amounts charged by and to the Private Company:

                                      Increase (decrease)
                          Year Ended       Year Ended    Year Ended
                          August 31,       August 31,     August 31,
                            2002              2001           2000
Net Sales:
  Royalty income              $121              $134           $259
  Warehouse income             673               148              0
  Delivery charges           1,833             1,793          1,282
                            $2,627            $2,075         $1,541

             JENNIFER CONVERTIBLES, INC.

     Notes to Consolidated Financial Statements
 August 31, 2002, August 25, 2001 and August 26, 2000
       (In thousands except for share amounts)

Revenue from Service Contracts:
  Fabric protection fees          $103         ($1,515)         ($2,300)


Cost of Sales:
  Freight*                          $0              $0           $1,282
  Warehouse expense                  0           3,338            4,112
                                    $0          $3,338           $5,394

Selling, General and
  Administrative Expenses:
    Advertising reimbursement  $(1,509)        ($1,727)         ($1,767)
    Royalty expense                400             300                0
                               ($1,109)        ($1,427)         ($1,767)


   * The Company had been paying the Private Company for freight charges based on quoted freight rates for arranging delivery of the Company's merchandise up until April 2000 at which time the Company assumed responsibility for freight.

(5)  Sales of Receivables

   The Company finances sales and sells financed receivables on a non-recourse basis to a finance company. The Company does not retain any interests in or service the sold receivables. The selling price of the receivables represents the amount due from the customer less a fee. Fees paid to the finance company, which amounted to $2,805, $1,887 and $1,515 for the fiscal years ended August 31, 2002, August 25, 2001 and August 26, 2000, respectively, are included in selling, general and administrative expenses. Proceeds received from the sale of the receivables amounted to $53,093, $41,101 and $35,356 for the fiscal years ended August 31, 2002, August 25, 2001 and August 26, 2000, respectively. Accounts receivable in the accompanying balance sheets represents amounts due from the finance company for certain sales made in August of each year.


(6)  Store Fixtures, Equipment and Leasehold Improvements

                               8/31/02    08/25/01  Estimated Useful
                                                     Lives (years)
Store fixtures and furniture   $ 5,481    $ 5,581      5-10
Leasehold improvements           7,973      7,427      1-15
Computer equipment and software  1,633      1,455      3-10
                                15,087     14,463
Less: Accumulated depreciation
        and amortization       (10,856)    (9,450)

                                $4,231     $5,013

(7)  Transactions with Klaussner:

   The Company and Klaussner Furniture Industries Inc. ("Klaussner"), the Company's largest supplier and the owner of the outstanding shares of the Series A Convertible Preferred stock, have executed a Credit and Security Agreement that effectively extends the payment terms for merchandise shipped from 60 days to 81 days and provides Klaussner with a security interest in all the Company's assets, including accounts

             JENNIFER CONVERTIBLES, INC.

     Notes to Consolidated Financial Statements
 August 31, 2002, August 25, 2001 and August 26, 2000
       (In thousands except for share amounts)


receivable, inventory, store fixtures and equipment, as well as the assignment of leaseholds, trademarks and a license agreement to operate the Company's business in the event of default and non-payment. The Company has agreed to pay Klaussner a late payment fee of .67% per month times the sum of all invoices outstanding for more than 60 days at each month end. As of August 31, 2002 and August 25, 2001, the Company owed Klaussner $8,266 and
$8,180, respectively, no portion of which exceeded the 60 day payment terms. The Company purchased approximately 67% (2002), 71% (2001) and 77% in 2000 of its inventory from Klaussner.

   Purchase allowances of $1,447 (2002), $1,611 (2001) and $2,101
(2000) were obtained from Klaussner, which reduced cost of sales.

   On December 11, 1997, the Company sold to Klaussner 10,000 shares of Series A Preferred Stock for $5,000. These shares are non-voting, have a liquidation preference of $5,000, do not pay dividends (except if declared on the common stock) and are convertible into 1,424,500 shares of the Company's common stock. In addition, as long as Klaussner owns at least 10% of the Company's outstanding common stock, assuming conversion, it has the right of first refusal to purchase any common stock or equivalents sold by the Company at less than $3.51 per share. In connection therewith and as a result of the Company granting options to employees to purchase shares of common stock at $2.00 per share, on January 18, 2001, the Company granted Klaussner an option to purchase 18,730 shares of common stock at an exercise price of $2.00 per share. The option expires in January 2011.

    On December 8, 1999, Klaussner entered into an agreement with the Company in which it agreed, subject to certain conditions, to loan $150 for each new store approved by Klaussner. The agreement provides that the maximum aggregate amount of the loans will be $1,500 (10 stores). Each such loan will be evidenced by a three year note, bearing interest at the then LIBOR rate for three month loans plus 3%. Payment of the notes may be accelerated under certain conditions, including the closing of the store funded by the related loan or if the Company is not purchasing at least 50% by dollar volume of their upholstered furniture from Klaussner. As additional consideration, the Company has agreed to pay an additional premium on furniture purchased from Klaussner to satisfy orders originating from new stores funded by these loans. Such premium would be 3% of the customary cost of such merchandise until the note is paid in full and would decrease to 2% for the 10 years after the note is paid. Such premium payments would cease after such 10 year period. As of August 31, 2002, no amounts have been borrowed by the Company under the agreement.

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

(8)  Income Taxes

   Components of income tax (benefit) expense are as follows:

                                   Years Ended
                              8/31/02     8/25/01      8/26/00
Current:
     Federal                   $527        $102         $100
     State                      517         295          609

Deferred
     Federal              (a)(1,581)    (a)(425)         -0-
     State                  (a)(156)    (a)(199)         -0-

                              ($693)      ($227)        $709

   (a)Includes reduction of beginning of the year balance of the valuation allowance for the deferred tax asset of $1,380 Federal and $137 State in 2002 and $425 Federal and
      $75 State in 2001.

             JENNIFER CONVERTIBLES, INC.

     Notes to Consolidated Financial Statements
 August 31, 2002, August 25, 2001 and August 26, 2000
       (In thousands except for share amounts)


   Expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

                                                      Years Ended
                                               8/31/02    8/25/01    8/26/00

"Expected" tax expense                           34.0%      34.0%      34.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of federal
  income tax benefit                              3.1%      12.6%       6.7%
Non-deductible items                              0.3%       3.0%       2.1%
Other                                             2.3%       5.1%       0.9%
Utilization of net operating loss carryforwards
  and benefit from reversal of (net of
  originating) deductible temporary
  differences                                   (28.5%)    (38.9%)    (31.0%)
Reduction of valuation allowance to recognize
  estimated future year benefit of
  carryforward (2001) and deductible temporary
  differences                                   (17.9%)    (24.8%)

Actual tax (benefit) expense                    ( 6.7%)    ( 9.0%)     12.7%

   The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                        August 31, 2002    August 25, 2001
Deferred tax assets:                                         (Restated)

Federal net operating loss carryforward                          $2,346
Reserve for loans and advances                $1,770              1,925
Deferred rent expense                          1,622              1,934
Deferred fabric protection revenue               -                  848

Excess of tax over book basis of
  leasehold improvements                       1,402              1,262

Inventory capitalization                         244                283
Other expenses for financial reporting,
  not yet deductible for taxes                   600                660

Total deferred tax assets, before valuation
  allowance                                    5,638              9,258

Less:  Valuation allowance                    (2,968)            (8,179)

Total deferred tax assets                      2,670              1,079

Deferred tax liabilities:

Excess of book over tax basis of store
  fixtures and equipment                         308                455

Net deferred tax asset                        $2,362               $624

   A valuation allowance has been established to offset a portion of the deferred tax asset to the extent the Company has not determined that it is more likely than not that the future tax

             JENNIFER CONVERTIBLES, INC.

     Notes to Consolidated Financial Statements
 August 31, 2002, August 25, 2001 and August 26, 2000
       (In thousands except for share amounts)


benefits will be realized. During the years ended August 31, 2002, August 25, 2001 and August 26, 2000, the valuation allowance decreased by $5,211, $1,110, and $984, respectively. The reduction of the valuation allowance in fiscal years 2002 and 2001 includes a reduction of $1,517 and $500 respectively of the beginning of the year balances resulting from a change in judgment about the realization of tax benefits in future years due to the Company's operating profits and its anticipation of future taxable income.

(9)  Acquisition

   On March 23, 2000, the Company purchased the stock of the previously Unconsolidated Licensee known as Southeastern Florida Holding Company, which owned six Jennifer Convertibles stores in Florida, for the sum of $800. The purchase price was allocated to the net liabilities assumed, and the balance ($870) has been charged to goodwill. Had the acquisition taken place as of August 29, 1999, the pro-forma effect on revenues, net income and net income per share (unaudited) for fiscal 2000 and 1999 is as follows:


                                   2000
Revenue                         $135,938
Net income                         4,659
Basic income per share              0.82
Diluted income per share            0.65

(10)  Stock Option Plans

   In November 1986, the Company adopted an Incentive and Non-Qualified Stock Option Plan (the "1986 Plan"), under which 150,000 shares of Common Stock were reserved for issuance to selected management and other key employees of the Company. The Amended and Restated 1991 Incentive and Non-Qualified Stock Option Plan (the "1991 Plan" and together with the 1986 and the 1997 Plan described below the "Plans") was adopted by the Company in September 1991 and amended in April 1992. Under the 1991 Plan, 700,000 shares of Common Stock were reserved for issuance to selected management and other key employees of the Company.
In May 1997, the Company adopted the 1997 Stock Option Plan, under which 500,000 shares of Common Stock were reserved for issuance. As of August 31, 2002, no options have been granted under the 1997 Plan. The Plans are substantially similar. The exercise price with respect to qualified incentive options may not be less than 100% of the fair market value of the Common Stock at the date of grant.

   Additional information with respect to the Company's stock options granted under and outside the Plans is as follows:



                               Options               Exercisable Options
                                      Weighted                    Weighted
                                      Average                     Average
                                      Exercise                    Exercise
                          Number of    Price          Number of    Price
                          Shares      Per Share       Shares      Per Share

Outstanding at 8/28/99    1,304,047     $3.80          970,661      $4.39
Granted                     697,047     $2.76
Canceled                   (396,047)    $6.00
Outstanding at 8/26/00    1,605,047     $2.80          998,656      $2.91
Granted                     601,730     $3.47
Canceled                    (15,000)    $2.00
Outstanding at 8/25/01    2,191,777     $2.99        1,225,349      $2.89
Expired                     (40,000)    $8.38
Canceled                     (7,500)    $2.00
Outstanding at 8/31/02    2,144,277     $2.89        1,610,773      $2.81


   As of August 31, 2002, the number of shares of Common Stock reserved for options available for grant under the Plans was 566,953 and the weighted average remaining contractual life of the outstanding options was 6.5 years.

             JENNIFER CONVERTIBLES, INC.

     Notes to Consolidated Financial Statements
 August 31, 2002, August 25, 2001 and August 26, 2000
       (In thousands except for share amounts)

   The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, which requires the recognition of compensation expense for the difference between the quoted market price of the underlying common stock and the grant price of the option at the grant date. Had compensation expense been determined based upon the fair value of the options at the grant date, as prescribed under SFAS No. 123, the Company's net income would have been as follows:

                                  2002       2001       2000
Net Income:
As reported                     $10,991     $2,748     $4,875
Pro forma under SFAS 123        $10,835     $2,604     $4,519
Basic income per share:
As reported                       $1.93      $0.48      $0.85
Pro forma under SFAS 123          $1.90      $0.46      $0.79
Diluted income per share:
As reported                       $1.50      $0.38      $0.68
Pro forma under SFAS 123          $1.48      $0.36      $0.63

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

(11)  Commitments and other

Leases

   The Company and LP's lease retail store locations under operating leases for varying periods through 2016, which are generally renewable at the option of the lessee. Certain leases contain provisions for additional rental payments based on increases in certain indexes. Future minimum lease payments for all non-cancelable leases with initial terms of one year or more consisted of the following at August 31, 2002:

                    Year Ending August
                       2003               $16,193
                       2004                14,420
                       2005                10,298
                       2006                 8,028
                       2007                 6,757
                       Thereafter          19,421
                                          $75,117

   Rental expense for all operating leases amounted to approximately $18,520, $17,268, and $15,101, net of sublease income of $225, $221, and $196, for the years ended August 31, 2002, August 25, 2001 and August 26, 2000, respectively. In addition, the Company paid rent of $983 and $254 for the years ended August 31, 2002 and August 25, 2001, respectively, in connection with bearing the expenses of operating a warehouse under the Interim Operating Agreement with the Private Company (see Note 4).

             JENNIFER CONVERTIBLES, INC.

     Notes to Consolidated Financial Statements
 August 31, 2002, August 25, 2001 and August 26, 2000
       (In thousands except for share amounts)

Certain Limited Partnership Agreements

   In 1992, the Company entered into three additional Limited Partnership Agreements (the "Agreements"), which required the limited partners to invest $1,000 in each partnership. The Agreements called for the opening of 25 Jennifer Convertible stores in each partnership. Under the terms of the Agreements, the Company was to receive a fee of $10 per store, plus a royalty of 5% of the partnership's sales. The Company has recorded the operating losses of the LP's in excess of the limited partners' capital contributions in the Consolidated Statements of Operations (see Note 1). As part of the Agreements, the Company received options to purchase the limited partners' interest commencing January 1999 at a price of five times the partnership's earnings before income taxes for the prior year, as defined.

   On December 31, 1996, the Private Company acquired the limited partners' interests in these partnerships. Subject to court approval of the settlement agreements described in Note 4, the Company will acquire such interests from the Private Company at no cost and the LP's will be wholly owned by the Company.

Certain Related Party Fees

   A director (and stockholder) of the Company received approximately $156, $166, and $158 in legal fees in the fiscal years ended in 2002, 2001, and 2000, respectively.

Employment Agreements

   On August 15, 1999, the Chief Executive Officer of the Company entered into a five-year renewable employment agreement, which provides for a base salary of $400 per annum subject to certain cost of living increases, and bonuses based on earnings and revenues.

   On August 15, 1999, the President, Chief Financial Officer and Chief Operating Officer of the Company entered into a five year renewable employment agreement which provides for a base salary of $400 per annum for the first three years and $500 per annum thereafter, subject to certain cost of living increases and bonuses based on earnings and revenues. The agreement also provides for a grant of options to acquire 300,000 shares of common stock at an exercise price of $3.51 per share (which exceeded the quoted market price at date of grant) vesting over three years. Such options were granted during fiscal 2000.

Accrued Expenses and Other Current Liabilities

   The components of accrued expenses and other current liabilities are:


                                8/31/02   8/25/01
Advertising                      $2,040      $929
Payroll and bonuses               1,151     1,113
Accounting                          271       190
Warehouse expenses                  183         0
Litigation settlement costs         279       279
Sales tax                           990     1,057
Warranty                            576       500
Fabric protection                     0       273
Income tax                          878        68
Other                               587       700

                                 $6,955    $5,109

             JENNIFER CONVERTIBLES, INC.

     Notes to Consolidated Financial Statements
 August 31, 2002, August 25, 2001 and August 26, 2000
       (In thousands except for share amounts)

(12)  Litigation

   (a) Between December 6, 1994 and January 5, 1995, the Company was served with 11 class action complaints and six derivative action lawsuits which deal with losses suffered as a result of the decline in market value of the Company's stock as well as the Company having "issued false and misleading statements regarding future growth prospects, sales, revenues and net income". In addition, the complaints in these actions assert various acts of wrongdoing by the defendants, including the Private Company and current and former officers and directors of the Company, as well as claims of breach of fiduciary duty by such individuals.

   On November 30, 1998, the court approved the settlement of class action litigation. The settlement provided for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7,000 in cash and Preferred Stock having a value of $370. The cash portion of the settlement was funded entirely by insurance company proceeds. The Company issued 26,664 shares of Series B Preferred Stock, convertible into 18,664 shares of the Company's Common Stock, based on valid proofs of claims actually filed. These shares are non-voting, have a liquidation preference of $5.00 per share ($133) and accrue dividends at the rate of $.35 per share per annum (cumulative unpaid dividends of $35 at August 31, 2002). The preferred stock is convertible at the option of the Company at any time after the Common Stock trades at a price of at least $7.00 per share.

   As described in Note 4, in July 2001 the Company entered into settlement agreements as to the derivative litigation, subject to court approval of such settlement and certain other conditions. Accrued expenses in the accompanying balance sheets include $279 for estimated remaining settlement costs in connection with the derivative litigation accrued in a prior year.

   (b) In December 2001, the State of New Jersey sued the Company, accusing the Company of false advertising and actions giving rise to customer complaints. All 18 Jennifer Convertibles stores in New Jersey, which includes one Private Company store, are defendants in the suit. On January 3, 2002, the Company and the State of New Jersey reached an agreement to settle the suit for a total of $200,000, which covers fines, penalties, legal and administrative costs. Such amount has been charged to expense in fiscal 2002.

(13) Quarterly Results of Operations (Unaudited)

   The following is a summary of the quarterly results of operations for the years ended August 31, 2002 and August 25, 2001.

                      As                        As
                   Previously                Previously
                   Reported      Restated    Reported      Restated
                   Thirteen      Thirteen    Thirteen      Thirteen     Thirteen   Fourteen
                     Weeks         Weeks       Weeks         Weeks        Weeks      Weeks
                     Ended         Ended       Ended         Ended        Ended      Ended
                   November      November    February      February        May       August
                   24, 2001(b)    24, 2001   23,2002(b)    23, 2002      25, 2002   31,2002
Revenue:
 Net sales          $33,139      $34,119     $32,227       $30,653       $35,589    $39,476
 Revenue from
   service contracts      0          318           0           506           715      9,807(a)

                     33,139       34,437      32,227        31,159        36,304     49,283
Cost of sales,
 including store
 occupancy,
 warehousing,
 delivery and
 service costs       20,747       23,730      21,636        21,960        24,385     26,384
Operating income
 (loss)               1,294         (389)        332        (1,013)        1,365     10,100
Interest income          58           58          38            38            45         69
Interest expense          6            6           1             1             2          5


             JENNIFER CONVERTIBLES, INC.

     Notes to Consolidated Financial Statements
 August 31, 2002, August 25, 2001 and August 26, 2000
       (In thousands except for share amounts)
Income (loss) before
  income taxes        1,295         (337)        369          (976)        1,408     10,164
Income tax provision
  (beneift)             237           85          92           (34)          122       (905)
Net income (loss)    $1,058        ($422)       $277         ($942)       $1,286    $11,069
Basic income (loss)
  per share           $0.19       ($0.07)      $0.05        ($0.17)        $0.23      $1.94
Diluted income (loss)
  per share           $0.15       ($0.07)      $0.04        ($0.17)        $0.18      $1.56

    (a) Includes $7,404 ($1.30 per share basic and $0.99 per share diluted) of revenue deferred in prior periods resulting from amendments of agreements with the Private
     Company (see Note 4).

     (b) Results for the quarters ended November 24, 2001 and February 23, 2002, were restated from amounts originally reported to defer revenue from the sale of fabric and leather protection plans together with related adjustments and to reflect reclassifications (see Note 3).

                     As                    As                   As                   As
                   Previously           Previously           Previously           Previously
                   Reported   Restated  Reported   Restated  Reported   Restated  Reported   Restated
                   Thirteen   Thirteen  Thirteen   Thirteen  Thirteen   Thirteen  Thirteen   Thirteen
                     Weeks      Weeks     Weeks      Weeks     Weeks     Weeks      Weeks      Weeks
                     Ended      Ended     Ended      Ended     Ended     Ended      Ended      Ended
                   November   November  February   February     May       May      August     August
                   25, 2000   25, 2000  24, 2001   24, 2001  26, 2001   26, 2001  25, 2001   25, 2001
Revenue:
 Net sales          $32,882    $33,745   $30,736    $31,387   $31,106    $31,863   $34,341    $35,264
 Revenue from
   service contracts      0      1,434         0      1,388         0      1,398         0        163

                     32,882     35,179    30,736     32,775    31,106     33,261    34,341     35,427

Cost of sales,
 including store
 occupancy,
 warehousing,
 delivery
 and service costs   20,787     23,059    19,936     21,955    20,756     22,893    21,810     24,779

Operating income
 (loss)                  79         98       921        787       417        211     2,735      1,043

Income before
 income taxes           216        216       925        925       266        266     2,970      1,114

Income tax
 provision (benefit)    133         19       265        102       155         24      (262)      (372)

Net income              $83       $197      $660       $823      $111       $242    $3,232     $1,486

Basic income per
 common share         $0.01      $0.03     $0.12      $0.14     $0.02       $0.04    $0.57      $0.26

Diluted income per
 common share         $0.01      $0.03     $0.11      $0.11     $0.02       $0.03    $0.45      $0.21
common share

   (a) Quarterly results for the year ended August 25, 2001 were restated from amounts originally reported to (a) reduce the tax provision for state income taxes paid in 2001 which were related to prior years, (b) defer revenue from sale of fabric and leather protection plans together with related adjustments in the quarter ended August 25, 2001 and (c) reflect reclassifications (see Note
3).