Form 10-K/A
period 2002-08-31
JENNIFER CONVERTIBLES INC
filed 2003-01-08
CIK 806817

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K/A

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

                            Yes   X     No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K/A or any amendment to this Form 10-K/A.   X

   The aggregate market value of the common stock held by non-affiliates as of December 11, 2002 was $14,272,793.

   The number of shares outstanding of common stock, as of December 11, 2002 was 5,704,058.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K is being filed to add language inadvertently omitted from the auditor's opinion and to correct the following typographical errors: References in the Contractual Obligations Table under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of $9,421 should have been $19,421 in both places and the references to the year ended "August 31, 2000 and 2001" in footnote 4(c) should have been references to "the years ended August 25, 2001 and August
26, 2000".  This 10-K has been amended accordingly.

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

(Dollars in thousands)     2003    2004    2005   2006    2007  There-   Total
                                                                after
Operating leases for
  retail stores
  and executive office(1) $16,193 $14,420 $10,298 $8,028 $6,757 $19,421 $75,117
Royalty payments to the
  private company (2)         400    -       -       -     -       -        400
Employment contracts          900     900     900    -     -       -      2,700
Fabric protection fees to
  the private company         400    -       -       -     -       -        400
Total contractual
  obligations (3)         $17,893 $15,320 $11,198 $8,028 $6,757 $19,421 $78,617

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

RISK FACTORS

Cautionary Statements Regarding Forward-Looking Statements.

   This annual report contains certain forward-looking statements based on current expectations that involve risks and uncertainties.
Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors set forth below and elsewhere in this report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and operating results could be materially adversely affected. The cautionary statements made in this Annual Report on Form 10-K/A should be read as being applicable to all forward-looking statements wherever they appear in this Annual Report on Form 10-K/A.

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

Item 14. Controls and Procedures.

       (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to the filing of this report, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K/A was being prepared.

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

     NAME                         POSITION                        DATE

/s/ Harley J. Greenfield     Chairman of the Board         January 8, 2003
    Harley J. Greenfield     and Chief Executive
                             Officer (Principal
                             Executive Officer)

/s/ Edward B. Seidner        Director                      January 8, 2003
    Edward B. Seidner

/s/ Bernard Wincig           Director                      January 8, 2003
    Bernard Wincig

/s/ Edward Bohn              Director                      January 8, 2003
    Edward Bohn

/s/ Kevin J. Coyle           Director                      January 8, 2003
    Kevin J. Coyle

/s/ Rami Abada               President, Director,          January 8, 2003
    Rami Abada               Chief Operating Officer
                             And Chief Financial
                             Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Harley J. Greenfield, certify that:

1. I have reviewed this Amendment to the Annual Report on Form 10-K/A of Jennifer Convertibles, Inc.;

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


January 8, 2003         By: /s/  Harley J. Greenfield
                           Harley J. Greenfield, Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Rami Abada, certify that:

1. I have reviewed this Amendment to the Annual Report on Form 10-K/A of Jennifer Convertibles, Inc.;

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

January 8, 2003          By: /s/  Rami Abada
                                  Rami Abada, Chief Financial Officer
                                  and Chief Operating Officer

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

As described in Note 3, the financial statements for 2001 and 2000 have been restated.

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

 (c) Transactions with the Private Company

   Included in the Consolidated Statements of Operations are the following amounts charged by and to the Private Company:

                                      Increase (decrease)
                          Year Ended       Year Ended    Year Ended
                          August 31,       August 25,     August 26,
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