Form 10-Q
period 2002-11-30
JENNIFER CONVERTIBLES INC
filed 2003-01-14
CIK 806817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D C.  20549
                            FORM 10-Q

     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended November 30, 2002

                               or

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

                       Yes   X         No

Indicate by check mark whether registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).

                        Yes            No   X

As of January 10, 2003 5,710,558 shares of the issuer's common stock, par value $.01, were outstanding.

                              Index




Part I -  Financial Information

Item 1. - Financial Statements (unaudited)
     Consolidated Balance Sheets at November 30, 2002
     (Unaudited) and August 31, 2002   ..........................    2
     Comparative Consolidated Statements of Operations
     (Unaudited) for the thirteen weeks ended
     November 30, 2002 and November 24, 2001......................   3
     Comparative Consolidated Statements of Cash Flows
     (Unaudited) for the thirteen weeks ended
     November 30, 2002 and November 24, 2001......................   4
     Notes to Unaudited Consolidated Financial Statements ........   5
Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................   9
Item 3 - Quantitative and Qualitative Disclosures about
          Market Risk.............................................  12
Item 4 - Controls and Procedures..................................  12

Part II - Other Information.......................................  13

Item 1 - Legal Proceedings........................................  13
Item 2 - Changes in Securities and Use of Proceeds................  13
Item 3 - Defaults Upon Senior Securities..........................  13
Item 4 - Submission of Matters to a Vote of Security Holders......  13
Item 5 - Other Information........................................  13
Item 6 - Exhibits and Reports on Form 8-K.........................  13

                JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                    (In thousands, except per share data)
ASSETS                                November 30,2002
                                        (Unaudited)     August 31, 2002
Current assets:
  Cash and cash
    equivalents                          $15,399             $15,973
  Investments                                993                   0
  Accounts receivable                        782                 475
  Merchandise inventories                 13,935              13,348
  Due from private company,
    net of reserves of
    $4,745 and $4,754 at
    November 30, 2002 and August 31,
    2002, respectively                     3,925               3,696
  Deferred tax asset                       2,220               1,950
  Prepaid expenses and
    other current assets                     712                 801

    Total current assets                  37,966              36,243

Store fixtures, equipment and
  leasehold improvements,
  at cost, net                             4,175               4,231
Deferred lease costs and
  other intangibles, net                     167                 195
Goodwill, at cost, net                     1,796               1,796
Deferred tax asset                           412                 412
Other assets (primarily
  security deposits)                         734                 748

                                         $45,250             $43,625

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                $14,775             $14,037
  Customer deposits                        8,331               7,689
  Accrued expenses and other current
    liabilities                            6,616               6,955
  Due to Private Company                     700                 500

  Total current liabilities               30,422              29,181

Deferred rent and allowances               4,239               4,358
  Total liabilities                       34,661              33,539

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, par value $.01 per
    share, authorized 1,000,000 shares
      Series A convertible preferred -
      10,000 shares issued and
      outstanding (liquidation preference
      $5,000)
      Series B convertible preferred -
      26,664 shares issued and
      outstanding (liquidation
      preference $133)
  Common stock, par value $.01 per
    share, authorized 10,000,000
    shares; issued and outstanding
    5,704,058 shares at
    November 30, 2002 and
    August 31, 2002                           57                  57
  Additional paid in capital              27,482              27,482
  Accumulated (deficit)                  (16,950)            (17,453)

                                          10,589              10,086

                                         $45,250             $43,625

See notes to the consolidated financial statements.

              JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

                 Consolidated Statements of Operations
                    (In thousands, except share data)
                             (Unaudited)
                                                   Thirteen weeks ended
                                                November 30,  November 24,
                                                     2002         2001
Revenue:
  Net sales                                      $ 34,698      $ 34,119
  Revenue from service contracts                    2,377           318

                                                   37,075        34,437

Cost of sales, including store
 occupancy, warehousing, delivery and
 service costs                                     24,555        23,730

Selling, general and
 administrative expenses                           11,540        10,678

Depreciation and amortization                         424           418
                                                   36,519        34,826

Operating income (loss)                               556          (389)

Interest income                                        41            58

Interest expense                                      -               6

Income (Loss) before income taxes                     597          (337)

Income taxes                                           94            85

Net income (loss)                                    $503         ($422)

Basic income (loss) per common share                $0.09        ($0.07)

Diluted income (loss) per common share              $0.06        ($0.07)

Weighted average common shares
  outstanding basic income (loss) per share     5,704,058     5,704,058

Effect of potential common share
  issuance:
    Stock options                                 647,077          -
    Convertible preferred stock                 1,443,164          -

Weighted average common shares
  outstanding diluted income (loss) per
  share                                         7,794,299     5,704,058

See notes to the consolidated financial statements.

       JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

           Consolidated Statements of Cash Flows
                       (Unaudited)
                     (In thousands)

                                                   Thirteen weeks ended
                                               November 30,       November 24,
                                                   2002               2001

Cash flows from operating activities:
  Net income (loss)                                $503              ($422)
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
   Depreciation and amortization                    424                418
   Deferred rent                                   (119)              (154)
   Deferred tax benefit                            (270)              (164)
   Recovery of amounts due from Private Company      (9)               (15)
   Deferred income                                    0              1,827
  Changes in operating assets and liabilities:
   Merchandise inventories                         (587)               660
   Prepaid expenses and other current assets         89                 19
   Accounts receivables                            (307)              (100)
   Due from Private Company, net                    (20)              (257)
   Other assets, net                                 14                 16
   Accounts payable trade                           738             (4,677)
   Customer deposits                                642                626
   Accrued expenses and other payables             (339)               (86)

  Net cash provided by (used in)
    operating activities                            759             (2,309)

Cash flows from investing activities:
   Investments                                     (993)                 0
   Capital expenditures                            (340)              (170)

  Net cash (used in) investing activities        (1,333)              (170)

Net (decrease) in cash and cash equivalents        (574)            (2,479)

Cash and cash equivalents at beginning of
  period                                         15,973             11,155

Cash and cash equivalents at end of period      $15,399             $8,676

Supplemental disclosure of cash flow
information:
  Income taxes paid during the period              $510               $365
  Interest paid                                      $0                 $6

See notes to consolidated financial statements.
286:
287:

                   JENNIFER CONVERTIBLES, INC.
         For the Thirteen Weeks Ended November 30, 2002
             (In thousands except for share amount)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals plus other adjustments referred to in Note 3) considered necessary for a fair presentation have been included. The operating results for the thirteen-week period ended November 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2003.

The balance sheet as of August 31, 2002 has been derived from the audited financial statements as such date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K/A for the year ended August 31, 2002.

NOTE 2:   MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost
(determined on the first-in, first-out method) or market and are physically located, as follows:

                                      11/30/02    8/31/02
          Showrooms                   $ 6,406     $ 6,553
          Warehouses                    7,529       6,795
                                      $13,935     $13,348


Vendor discounts and allowances in respect to merchandise purchased by the Company are included as a reduction of inventory and cost of sales.

                   JENNIFER CONVERTIBLES, INC.
         For the Thirteen Weeks Ended November 30, 2002
             (In thousands except for share amount)


NOTE 3:   REVENUE RECOGNITION

Sales are recognized upon delivery of the merchandise to the customer. A minimum deposit of 50% is typically required upon placing a non-financed sales order. The Company also finances sales and sells financed receivables on a non-recourse basis to a finance company. The Company neither retains any interests in nor services the sold receivables. The selling price of the receivables represents the amount due from the customer less a fee. Fees paid to the finance company are included in selling, general and administrative expenses.

The Company also derives revenues from the sale of service contracts related to lifetime protection plans. Prior to an amendment to the Company's Warehouse Agreement with a related private company (the "Private Company"), as described below, the Company was responsible for providing services related to separately priced fabric protection plans. Accordingly, in the Consolidated Statement of Operations for the thirteen weeks ended November 24, 2001, fabric protection revenue was deferred and amortized into income in proportion to the costs expected to be incurred.

The Company has amended its warehouse agreement with the Private Company, whereby, effective June 23, 2002, the Private Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Private Company on and after such date through August 28, 2004 and assumed all performance obligations and risk of loss thereunder. The Company has no obligation with respect to such plans. The Private Company receives a monthly payment of $50 subject to an adjustment payable by the Company 11 months after the month of
sale based on the volume of sales of the plans.   In addition,
for a payment of $400 (payable $50 per month beginning three months after the date of the agreement) to be made by the Company, the Private Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Private Company prior to June 23, 2002. Accordingly, the Company has no obligations for any claims filed after June 23, 2002 and revenue from the sale of fabric protection plans is recognized upon delivery of the merchandise.


NOTE 4:   GOODWILL

Goodwill consists of the excess of cost of the Company's investments in certain subsidiaries over the fair value of net assets acquired. The Company has performed the required impairment tests and has determined that there is no impairment of the Company's goodwill.

                   JENNIFER CONVERTIBLES, INC.
         For the Thirteen Weeks Ended November 30, 2002
             (In thousands except for share amount)


NOTE 5:   SHORT-TERM INVESTMENTS

Short-term investments consist of corporate bonds with maturities less than one year from the balance sheet date. The Company has classified its investments as Available-for-Sale securities. Accordingly, such investments are reported at fair market value, with resultant unrealized gains and losses reported as a separate component of shareholders' equity.


NOTE 6:   CONTINGENCIES
The Derivative Litigation

Beginning in December 1994, a series of six actions were commenced as derivative actions on the Company's behalf against certain present and former officers and directors of the Company, the Private Company and others.

The complaints in each of these actions assert various acts of wrongdoing by the defendants, as well as claims of breach of fiduciary duty by the Company's present and former officers and directors. The Company had entered into settlement agreements with respect to the derivative litigation, subject, in the case of certain of those agreements, to court approval of the settlement by a certain date. Such court approval was not obtained by such date, and in July 1998, the Private Company exercised its option to withdraw from the settlement.

On July 6, 2001, the Private Company and the Company entered into a series of agreements designed to settle the derivative action among the Private Company, certain of our current and former officers and directors and certain of our former accounting firms and the Company. Effectiveness of the agreements is subject to certain conditions, including court approval and receipt by the Company of a fairness opinion or appraisal. The Company also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval. However, there can be no assurance that the court will approve the settlement or that a settlement will occur. Please see the Company's Annual Report on Form 10-K/A for the year ended August 31, 2002 for a more complete description of the terms of the proposed settlement.

                    JENNIFER CONVERTIBLES, INC.
         For the Thirteen Weeks Ended November 30, 2002
             (In thousands except for share amount)

NOTE 7:   TRANSACTIONS WITH THE PRIVATE COMPANY

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Private Company:


                                 Thirteen weeks ended
                               November 30,  November 24,
                                   2002          2001
Net Sales:
  Royalty income                   $31            $33
  Warehouse income, net            176            160
  Delivery charges                 471            417
                                  $678           $610

Revenue from Service
Contracts:
  Fabric Protection fees, net     ($33)           $19

Selling, General and
Administrative Expenses:
  Advertising reimbursement      ($377)         ($377)
  Royalty expense                  100            100
                                 ($277)         ($277)

Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

Forward-Looking Information

Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to the risk factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2002. In addition to statements, which explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be uncertain and forward-looking.

Results of Operations

Prior to an amendment to the Company's warehouse agreement with the Private Company, the Company was responsible for providing services related to separately priced fabric protection plans. Accordingly, in the Consolidated Statement of Operations for the thirteen weeks ended November 24, 2001, fabric protection revenue was deferred and amortized into income in proportion to the costs expected to be incurred.

The Company has amended its warehouse agreement with the Private Company whereby, effective June 23, 2002, the Private Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Private Company on or after such date through August 28, 2004 and assumed all performance obligations and risk of loss thereunder. The Company has no obligation with respect to such plans. The Private Company receives a monthly payment of $50,000 subject to an adjustment payable by the Company 11 months after the month of sale based on the volume of sales of the plans. In addition, for a payment of $400,000 (payable $50,000 per month beginning three months after the date of the agreement) to be made by the Company, the Private Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Private Company prior to June 23, 2002. Accordingly, the Company has no obligations for any claims filed after June 23, 2002 and revenue from the sale of fabric protection plans is recognized upon delivery of the merchandise.

Net sales include merchandise sales and home delivery income of $34,020,000 and $33,508,000 and income from the Private Company of $678,000 and $611,000 for the thirteen-week periods ended
November 30, 2002 and November 24, 2001 respectively. Net sales of merchandise and home delivery income increased 1.5% in the thirteen-week period ended November 30, 2002, up $511,000 from the thirteen-week period ended November 24, 2001. Revenue from service contracts increased
647.4% in the thirteen-week period ended November 30, 2002 to $2,377,000, from $318,000 for the thirteen-week period ended
November 24, 2001 due to the warehouse agreement amendment.

We have opened nine stores since the thirteen-week period ended
November 24, 2001, which has resulted in additional sales.

Cost of sales, as a percentage of revenue was 66.2% for the thirteen week period ended November 30, 2002 as compared to 68.9% for the thirteen-week period ended November 24, 2001. This is primarily a result of the change in recognition of fabric protection revenue as described above.

Selling, general and administrative expenses were $11,540,000 during the thirteen-week period ended November 30, 2002 compared to $10,678,000 for the thirteen-week period ended November 24, 2001. Selling, general and administrative expenses as a percentage of revenue was 31.1% for the thirteen-week period ended November 30, 2002 as compared to 31.0% for the thirteen-week period ended November 24, 2001. This increase can be attributed to the increase in legal fees associated with the Interim Operating Agreement as well as an increase in promotional costs associated with our private label card business.

Net income for the thirteen weeks ended November 30, 2002 was $503,000 compared to a $422,000 net loss for the thirteen-week period ended November 24, 2001. The principle reason for the variance was the change in how we recognized revenue from the sale of fabric protection plans.

Liquidity and Capital Resources

As of November 30, 2002, we had an aggregate working capital of $7,544,000 compared to an aggregate working capital of $7,062,000 at August 31, 2002 and had available cash and cash equivalents of $15,399,000 compared to $15,973,000 at August 31, 2002. The decrease in cash and cash equivalents is a result of cash used in investments in the amount of $1,333,000 which is comprised of $993,000 for short-term investments and $340,000 in capital expenditures partially offset by $759,000 in cash provided from operating activities. Unless the U.S. economy continues to worsen, we anticipate continued positive operating cash flow through the end of fiscal 2003.

We continue to fund the operations of certain of our limited partnership licensees whose results are included in our consolidated financial statements, some of which continue to generate operating losses. Any such losses have been consolidated in our consolidated financial statements. It is our intention to continue to fund these operations in the future and, if the new settlement agreements discussed in our Annual Report on Form 10-K/A for the year ended August 31, 2002, are approved, we will acquire 100% of such limited partnerships. Our receivables from the Private Company and the unconsolidated licensees had been substantially reserved in prior years and continue to be reserved. There can be no assurance that the reserved amount of such receivables a total of $4,745,000 as of November 30, 2002, will be collected.

Starting in 1995, we entered into agreements with the Private
Company that permits us to offset our current monthly obligations to one another in an amount up to $1,000,000. Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of these offset agreements, current obligations of the Private Company and the unconsolidated licensees as of November 30, 2002, were paid. Additionally, as part of such agreements, the Private
Company, in November 1995, agreed to assume certain liabilities owed to us by the unconsolidated licensees. Our receivables from the Private Company and the unconsolidated licensees, which arose in fiscal 1996 and prior years, had been reserved.

In March 1996, we executed a Credit and Security Agreement with our principal supplier, Klaussner Furniture Industries, Inc., which extended the payment terms for merchandise shipped from 60 days to 81 days. Since February 1999, we have not exceeded these 81-day payment terms. As of November 30, 2002, there were no amounts owed to Klaussner that violated these extended terms. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of .67% per month for invoices paid by us beyond the normal 60-day terms. This provision became effective in January 1998. As part of the Credit and Security Agreement, we granted to Klaussner a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a licensee agreement to operate our business in the event of our default. We expect, as a result of our positive performance, that such security interest will be released in fiscal 2003.

We opened three stores, and had no store closings during the thirteen weeks ended November 30, 2002. We spent $340,000 for capital expenditures during the thirteen-week period and we anticipate capital expenditures approximating $700,000 during the balance of fiscal 2003 to support the opening of new stores. As previously disclosed, Klaussner has agreed to lend us up to $150,000 per new store, for up to 10 new stores. To date, we have not borrowed pursuant to this arrangement and we currently intend to fund any expansion with internally generated capital.

Unless the U.S. economy worsens, we anticipate generating positive operating cash flow for the year ending August 30, 2003.
In the opinion of management, this positive cash flow will be adequate to fund operations during the current and next fiscal year.

Item  3.   Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.


Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to the filing of this report, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

                              PART II

                        OTHER INFORMATION


Item 1.   Legal Proceedings.

               None.

Item  2.  Changes in Securities and Use of Proceeds.

               None.

Item  3.  Defaults Upon Senior Securities.

               None.

Item  4.  Submission of Matters to a Vote of Security Holders.

               None.

Item  5.  Other Information.

               None.

Item  6.  Exhibits and Reports Filed on Form 8-K

          (a)  Exhibits filed with this report:

                    None.

          (b)  Reports on Form 8-K:

                    None.

                   JENNIFER CONVERTIBLES, INC.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          JENNIFER CONVERTIBLES, INC.


January 14, 2003    By: /s/   Harley J. Greenfield
                              Harley  J. Greenfield, Chairman  of
                              the   Board   and  Chief  Executive
                              Officer

January 14, 2003    By: /s/   Rami Abada
                              Rami Abada, Chief Financial Officer
                              And Chief Operating Officer

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Harley J. Greenfield, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Jennifer Convertibles, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 14, 2003         /s/  Harley J. Greenfield
                         Harley  J.  Greenfield, Chief  Executive Officer

            CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Rami Abada, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Jennifer Convertibles, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 14, 2003         /s/  Rami Abada
                         Rami Abada, Chief Financial Officer and Chief
                         Operating Officer