Form 10-Q
period 2003-03-01
JENNIFER CONVERTIBLES INC
filed 2003-04-15
CIK 806817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D C.  20549
                            FORM 10-Q

     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 1, 2003

                               or

               THE SECURITIES EXCHANGE ACT OF 1934
    [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from          to _____

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

                        Yes  __  No _X__

As of April 11, 2003 5,712,058 shares of the issuer's common stock, par value $0.01, were outstanding.

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                              Index




Part I - Financial Information

     Item 1 - Financial Statements (unaudited)

     Consolidated Balance Sheets at March 1, 2003  (Unaudited)
     and August 31, 2002 ............................................    2

     Comparative Consolidated Statements of Operations
     (Unaudited) for the thirteen and twenty-six weeks ended
     March 1, 2003 and February 23, 2002 ..............................  3

     Comparative Consolidated Statements of Cash Flows
     (Unaudited) for the twenty-six weeks ended
     March 1, 2003 and February 23, 2002 ..............................  4

     Notes to Unaudited Consolidated Financial Statements..............  5

     Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations  ........................ 10

     Item 3 - Quantitative and Qualitative Disclosures about
          Market Risk.................................................. 13

     Item 4 - Controls and Procedures.................................  13

Part II - Other Information ..........................................  14

     Item 1 - Legal Proceedings........................................ 14
     Item 2 - Changes in Securities and Use of Proceeds................ 14
     Item 3 - Defaults Upon Senior Securities.......................... 14
     Item 4 - Submission of Matters to a Vote of Security Holders...... 14
     Item 5 - Other Information........................................ 14
     Item 6 - Exhibits and Reports Filed on Form 8-K................... 14

Signatures ............................................................ 16

Exhibit Index  ........................................................ 17
Form of Non-Qualified Stock Option Agreement with certain
directors and officers ...... ......................................... 18
Form of Non-Qualified Stock Option Agreement with certain
employees and consultants  ............................................ 25
Certification of Chief Executive Officer  ............................. 32
Certification of Chief Financial Officer .............................. 33
Certification Pursuant to Section 906  ................................ 34

                           PART I - FINANCIAL INFORMATION
                           Item I - Financial Statements

                    JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                        (In thousands, except share data)
ASSETS                                         March 1, 2003
                                                 (Unaudited)   August 31, 2002
Current assets:
  Cash and cash equivalents                         $11,628         $15,973
  Accounts receivable                                   383             475
  Merchandise inventories                            14,529          13,348
  Due from private company,
   net of reserves of $4,732
   and $4,754 at March 1, 2003 and August 31,
   2002, respectively                                 2,807           3,696
  Deferred tax asset                                  1,950           1,950
  Prepaid expenses and other current assets           1,671             801

    Total current assets                             32,968          36,243

Store fixtures, equipment and leasehold
  improvements, at cost, net                          4,124           4,231
Deferred lease costs and other
  intangibles, net                                      141             195
Goodwill, at cost, net                                1,796           1,796
Deferred tax asset                                      412             412
Other assets (primarily security deposits)              712             748

                                                    $40,153         $43,625

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                           $12,901         $14,037
  Customer deposits                                   7,783           7,689
  Accrued expenses and other current
   liabilities                                        4,779           6,955
  Due to Private Company                                700             500

  Total current liabilities                          26,163          29,181

Deferred rent and allowances                          4,207           4,358
  Total liabilities                                  30,370          33,539

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, par value $.01 per share,
   authorized 1,000,000 shares
   Series A convertible preferred - 10,000
   shares issued and outstanding (liquidation
   preference $5,000)
   Series B convertible preferred - 26,664
   shares issued and outstanding (liquidation
   preference $133)
  Common stock, par value $.01 per share,
   authorized 10,000,000 shares;
   issued and outstanding, 5,712,058 shares and
   5,704,058 shares at March 1, 2003 and at
   August 31, 2002, respectively                         57              57
  Additional paid in capital                         27,497          27,482
  Accumulated (deficit)                             (17,771)        (17,453)

                                                      9,783          10,086

                                                    $40,153         $43,625

See notes to the consolidated financial statements.

                      JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                         Consolidated Statements of Operations
                           (In thousands, except share data)
                                     (Unaudited)
                                                 Thirteen weeks ended         Twenty-six weeks ended
                                               March 1,    February 23,        March 1,  February 23,
                                                2003          2002              2003         2002
Revenue:
  Net sales                                      $27,419      $30,653          $62,117     $64,771
  Revenue from service contracts                   1,943          506            4,320         824

                                                  29,362       31,159           66,437      65,595

Cost of sales, including store
  occupancy, warehousing, delivery and
  service costs                                   20,145       21,960           44,700      45,691

Selling, general and administrative
  expenses                                         9,831        9,802           21,371      20,480

Depreciation and amortization                        433          410              857         828
                                                  30,409       32,172           66,928      66,999

Operating  loss                                   (1,047)      (1,013)            (491)     (1,404)

Interest income                                       42           38               83          96

Interest expense                                       -            1                -           7

Loss before income taxes                          (1,005)        (976)            (408)     (1,315)

Income tax (benefit) expense                        (184)         (34)             (90)         50

Net loss                                           $(821)       $(942)           $(318)    $(1,365)

Basic and diluted loss per common share           $(0.14)      $(0.17)          $(0.06)     $(0.24)

Weighted average common shares
 outstanding basic and diluted loss
 per share                                     5,710,426    5,704,058        5,707,242   5,704,058


See notes to the consolidated financial statements.

              JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                              (Unaudited)
                            (In thousands)
                                                 Twenty-six weeks ended
                                               March 1,       February 23,
                                                 2003            2002
Cash flows from operating activities:
  Net loss                                       ($318)        ($1,365)
  Adjustments to reconcile net loss to net
  cash (used in) operating activities:
    Depreciation and amortization                  857             828
    Loss on disposal of equipment                    0              16
    Deferred rent                                 (151)           (236)
    Deferred tax benefit                             0            (301)
    Recovery of amounts due from Private
      Company                                      (22)            (26)
    Deferred income                                  0           3,342
  Changes in operating assets and
    liabilities:
    Merchandise inventories                     (1,182)             25
    Prepaid expenses and other current
     assets                                       (870)           (385)
    Accounts receivable                             93             305
    Due from Private Company, net                1,112              64
    Other assets, net                               35              15
    Accounts payable trade                      (1,136)         (4,669)
    Customer deposits                               93           1,765
    Accrued expenses and other payables         (2,175)             (5)

  Net cash (used in) operating activities       (3,664)           (627)

Cash flows from investing activities:
  Purchase of short-term corporate bonds          (993)              0
  Proceeds from maturity of short-term
   corporate bonds                                 993               0
  Capital expenditures                            (697)           (318)

Net cash (used in) investing activities           (697)           (318)

Cash flows provided by financing activities:
  Proceeds from exercise of stock options           16               0

  Net cash provided by financing activities         16               0


Net (decrease) in cash and cash equivalents     (4,345)           (945)

Cash and cash equivalents at beginning of
  period                                        15,973          11,155

Cash and cash equivalents at end of period     $11,628         $10,210

Supplemental disclosure of cash flow
information:
  Income taxes paid during the period             $573            $393
  Interest paid                                      0              $7

See notes to consolidated financial statements.
305:
306:

                   JENNIFER CONVERTIBLES, INC.
          For the Twenty-Six Weeks Ended March 1, 2003
             (In thousands except for share amount)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered
necessary for a fair presentation have been included.   The
operating results for the thirteen and twenty-six week periods ended March 1, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2003.

The balance sheet as of August 31, 2002 has been derived from the audited financial statements at such date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K/A for the fiscal year ended August 31, 2002.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, we are adopting only the disclosure provisions of that accounting standard beginning with our third quarter of fiscal 2003.

                   JENNIFER CONVERTIBLES, INC.
          For the Twenty-Six Weeks Ended March 1, 2003
             (In thousands except for share amount)



NOTE 2:   MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost
(determined on the first-in, first-out method) or market and are physically located, as follows:

                                      3/01/03     8/31/02
          Showrooms                  $  6,569    $  6,553
          Warehouses                    7,960       6,795
                                      $14,529     $13,348

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

The Company also derives revenues from the sale of service contracts related to lifetime protection plans. Prior to an amendment to the Company's Warehouse Agreement with a related private company (the "Private Company"), as described below, the Company was responsible for providing services related to separately priced fabric protection plans. Accordingly, in the Consolidated Statement of Operations for the thirteen and twenty-six weeks ended February 23, 2002, fabric protection revenue was deferred and amortized into income in proportion to the costs expected to be incurred.

                   JENNIFER CONVERTIBLES, INC.
          For the Twenty-Six Weeks Ended March 1, 2003
             (In thousands except for share amount)


The Company has amended its Warehouse Agreement with the Private Company, whereby, effective June 23, 2002, the Private Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Private Company on and after such date through August 28, 2004 and assumed all performance obligations and risk of loss thereunder. The Company has no obligation with respect to such plans. The Private Company receives a monthly payment of $50 subject to an adjustment based on the volume of sales of the plans. In addition, for a payment of $400 (payable $50 per month beginning three months after the date of the agreement) to be made by the Company, the Private Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Private Company prior to June 23, 2002. Accordingly, the Company has no obligations for any claims filed under such plans after June 23, 2002 and revenue from the sale of fabric protection plans after such date is recognized upon delivery of the merchandise.


NOTE 4:   GOODWILL

Goodwill consists of the excess of cost of the Company's investments in certain subsidiaries over the fair value of net assets acquired. The Company has performed the required impairment tests and has determined that there is no impairment of the Company's goodwill.


NOTE 5:   CONTINGENCIES

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

                   JENNIFER CONVERTIBLES, INC.
          For the Twenty-Six Weeks Ended March 1, 2003
             (In thousands except for share amount)






On July 6, 2001, the Private Company and the Company entered into a series of agreements designed to settle the derivative action among the Private Company, certain of our current and former officers and directors and certain of our former accounting firms and the Company. Effectiveness of the agreements is subject to certain conditions, including court approval. The Company also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval. However, there can be no assurance that the court will approve the settlement or that a settlement will occur. Please see the Company's Annual Report on Form 10-K/A for the year ended August 31, 2002 for a more complete description of the terms of the proposed settlement.

                   JENNIFER CONVERTIBLES, INC.
          For the Twenty-Six Weeks Ended March 1, 2003
                    (In thousands except for share amount)

NOTE 6:   TRANSACTIONS WITH THE PRIVATE COMPANY



Included in the Consolidated Statements of Operations are the following amounts charged by and to the Private Company. The amounts listed under "Net sales" show the amounts charged to the Private Company that are included in such Statements of Operations under the caption "Net sales". The amounts listed under "Revenue from service contracts", for the thirteen and twenty-six week period ended March 1, 2003, show net amounts charged by the Private Company to the Company that are included in such Statements of Operations under the caption, "Revenue from service contracts". The amounts listed under "Revenue from service contracts", for the thirteen and twenty-six week period ended February 23, 2002 show net amounts charged to the Private Company that are included in such Statements of Operations under the caption "Revenue from service contracts". The amounts listed under "Selling, general and administrative expenses" show the net amounts charged to the Private Company (except for "Royalty expense", which shows amounts charged by the Private Company) that are included in such Statements of Operations under the caption, "Selling, general and administrative expenses".

                              Thirteen weeks ended    Twenty-six weeks ended
                              March 1, February 23,    March 1,  February 23,
                                2003       2002          2003        2002
Net sales:
  Royalty income                  $22       $24          $53         $58
  Warehouse income, net            95       121          271         280
  Delivery charges                378       423          849         841
  Total charged to the
    Private Company              $495      $568       $1,173      $1,179

Revenue from service contracts:
  Fabric protection fees, net    ($32)      $30         ($65)        $49
  Net charged (by) to the
   Private Company               ($32)      $30         ($65)        $49

Selling, general and
 administrative expenses:
  Advertising reimbursement      $208      $231         $574        $602
  Royalty expense               ( 100)     (100)        (200)       (200)
  Net charged to the Private
   Company                       $108      $131         $374        $402

  Net charged to Private
   Company                       $571      $729       $1,482      $1,630

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

Results of Operations

Prior to an amendment to our warehouse agreement with a related private company, we were responsible for providing services related to separately priced fabric protection plans. Accordingly, in the Consolidated Statements of Operations for the thirteen and twenty-six weeks ended February 23, 2002, fabric protection revenue was deferred and amortized into income in proportion to the costs expected to be incurred.

We have amended our warehouse agreement with the private company whereby, effective June 23, 2002, the private company became the sole obligor on all lifetime fabric and leather protection plans sold by us or the private company on or after such date through August 28, 2004 and assumed all performance obligations and risk of loss thereunder. We have no obligation with respect to such plans. The private company receives a monthly payment of $50,000 subject to an adjustment based on the volume of sales of the plans. In addition, for a payment of $400,000 (payable $50,000 per month beginning three months after the date of the agreement) to be made by us, the private company also assumed responsibility to service and pay any claims related to sales made by us or the private company prior to June 23, 2002. Accordingly, we have no obligations for any claims filed under such plans after June 23, 2002 and revenue from the sale of fabric protection plans after such date is recognized upon delivery of the merchandise.

Net sales inclusive of merchandise sales and home delivery income were $26,924,000 and $30,085,000 for the thirteen weeks ended March 1, 2003 and February 23, 2002, respectively. Revenue from the private company was $495,000 and $568,000 for the same thirteen-week periods, respectively. Net sales of merchandise and home delivery income decreased by 10.5%, or $3,161,000 in the current thirteen-week period compared to the thirteen-week period ended February 23, 2002, primarily due to overall softness of the economy. Revenue from service contracts increased 284.0% in the thirteen-week period ended March 1, 2003 to $1,943,000, from $506,000 for the thirteen-week period ended February 23, 2002 due to the warehouse agreement amendment.

Net sales for the twenty-six weeks ended March 1, 2003 inclusive of merchandise sales and home delivery income were $60,944,000 a decrease of 4.2% compared to $63,593,000 for the twenty-six weeks ended February 23, 2002. Revenue from the private company was $1,173,000 for the current period compared to $1,178,000 for the same period one year ago.

Although we have opened 11 stores since the twenty-six week period ended February 23, 2002, sales have decreased due to the present economic conditions in the United States.

Cost of sales, as a percentage of revenue for the thirteen week and twenty-six week periods ended March 1, 2003 was 68.6% and 67.3% respectively, compared to 70.5% and 69.7% for those periods ended February 23, 2002. This decrease is primarily a result of the change in recognition of fabric protection revenue as described above.
..
Selling, general and administrative expenses were $9,831,000 and 21,371,000, respectively, for the thirteen and twenty-six week periods ended March 1, 2003 as compared to $9,802,000 and 20,480,000, respectively, for the thirteen and twenty-six week periods ended February 23, 2002. Selling, general and administrative expenses as a percentage of revenue were 33.5% and 32.2%, respectively, for the thirteen and twenty-six week periods ended March 1, 2003 compared to 31.5% and 31.2%, respectively, for the thirteen and twenty-six week periods ended February 23, 2002. The increase is primarily attributed to an increase in advertising expenses as well as an increase in promotional costs associated with our private label card business. The percentage increase for the thirteen weeks ended March 1, 2003 can also be attributed to the decrease in sales revenue for that period, as compared to the sales revenue for the thirteen-week period one year earlier.

Net loss for the thirteen-week period ended March 1, 2003 was $821,000 compared to a net loss of $942,000 for the thirteen-week period ended February 23, 2002. Net loss for the twenty-six week period ended March 1, 2003 was $318,000 compared to a net loss of $1,365,000 for the twenty-six week period ended February 23,
2002.  Revenue from service contracts   was positively impacted
in the current period as a result of the change in how we recognize revenue from the sale of fabric protection as described above. However, such benefit was offset by a decrease in net sales.

We believe that concerns over the economy, the equity markets and current world affairs, including the war in Iraq, have adversely affected retail sales and currently continue to materially adversely effect our business, operating results and financial condition.

Liquidity and Capital Resources

As of March 1, 2003, we had an aggregate working capital of $6,805,000 compared to an aggregate working capital of $7,062,000 as of August 31, 2002 and had available cash and cash equivalents of $11,628,000 compared to $15,973,000 as of August 31, 2002.
The 27.2% decrease in cash and cash equivalents is a result of $3,664,000 used in operating activities and $697,000 in capital expenditures partially offset by $16,000 provided by financing activities

We continue to fund the operations of certain of our limited partnership licensees whose results are included in our consolidated financial statements, some of which continue to generate operating losses. Any such losses have been consolidated in our consolidated financial statements. It is our intention to continue to fund these operations in the future and, if the new settlement agreements discussed in our Annual Report on Form 10-K/A for the year ended August 31, 2002, are approved by the court, we will acquire 100% of these limited partnerships. Our receivables from the Private Company and the unconsolidated licensees had been substantially reserved in prior years and continue to be reserved. There can be no assurance that the reserved amount of such receivables a total of $4,732,000 as of March 1, 2003, will be collected.

Starting in 1995, we entered into agreements with the private company that permits us to offset our current monthly obligations to one another in an amount up to $1,000,000. Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of these offset agreements, current obligations of the private company and the unconsolidated licensees as of March 1, 2003, were paid. Additionally, as part of such agreements, the private company, in November 1995, agreed to assume certain liabilities owed to us by the unconsolidated licensees. Our receivables from the private company and the unconsolidated licensees, which arose in fiscal 1996 and prior years, had been reserved.

In March 1996, we executed a Credit and Security Agreement with our principal supplier, Klaussner Furniture Industries, Inc., which extended the payment terms for merchandise shipped from 60 days to 81 days. Since February 1999, we have not exceeded these 81-day payment terms. As of March 1, 2003, there were no amounts owed to Klaussner that violated these extended terms. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of .67% per month for invoices paid by us beyond the normal 60-day terms. This provision became effective in January 1998. As part of the Credit and Security Agreement, we granted to Klaussner a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a licensee agreement to operate our business in the event of our default. We expect, as a result of our positive performance, that this security interest will be released in fiscal 2003.

We opened seven stores, and had no store closings during the twenty-six weeks ended March 1, 2003. We spent $697,000 for capital expenditures during the twenty-six week period and we anticipate capital expenditures approximating $450,000 during the balance of fiscal 2003 to support the opening of new stores. As previously disclosed, Klaussner has agreed to lend us up to $150,000 per new store, for up to 10 new stores. To date, we have not borrowed pursuant to this arrangement and we currently intend to fund any expansion with internally generated capital. We anticipate that this borrowing facility will be terminated in connection with the release of Klaussner's liens on our assets referred to above.

Although, general trends in the economy have adversely affected retail sales and our operating cash flow, in the opinion of management, cash flow will be adequate to fund operations during the current and next fiscal year.

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

                   JENNIFER CONVERTIBLES, INC.

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

          (a)  Exhibits filed with this report:

4.1 Form of Non-Qualified Stock Option Agreement with certain directors and officers.
4.2 Form of Non-Qualified Stock Option Agreement with certain employees and consultants.
99.1 Certifications pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 1, 2003.
99.2 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 1, 2003.

          (b)  Reports on Form 8-K:

(1) On January 8, 2003 we filed a current report on Form 8-K containing the certification required by Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the Amendment to our Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

(2) On January 14, 2003, we filed a current report on Form 8-K containing the certification required by Section 906 of the Sarbanes-Oxley Act of 2002 with respect to our Quarterly Report on Form 10-Q for the quarter ended November 30, 2002.

                   JENNIFER CONVERTIBLES, INC.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          JENNIFER CONVERTIBLES, INC.


April 15, 2003       By: /s/  Harley J. Greenfield
                              Harley  J. Greenfield, Chairman  of
                              the   Board   and  Chief  Executive
                              Officer

April 15, 2003       By: /s/  Rami Abada
                              Rami Abada, Chief Financial Officer
                              And Chief Operating Officer

                          EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION

4.1 Form of Non-Qualified Stock Option Agreement with certain directors and officers.

4.2 Form of Non-Qualified Stock Option Agreement with certain employees and consultants.

99.1 Certifications pursuant to Rule 13(a-)14 of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002 for the quarterly period ended March 1, 2003.

99.2 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 1, 2003.

                                             Exhibit  4.1

                   JENNIFER CONVERTIBLES, INC.

                     STOCK OPTION AGREEMENT


     AGREEMENT, dated as of [GRANT DATE], between JENNIFER

CONVERTIBLES, INC. (the "Company") and [NAME] (the "Optionee"),

an employee, director or consultant of the Company.

     The Board of Directors of the Company, on [DATE], granted to the Optionee an option to purchase shares of Common Stock, par value $.01 per share, of the Company (the "Common Stock"), as hereinafter set forth and authorized the execution and delivery of this Agreement.

     Accordingly, the parties hereto agree as follows:

     1.   The Optionee is granted the option to purchase from the

Company, subject to and under the terms and conditions set forth in this Agreement, all or any part of [NUMBER] shares of Common

Stock of the Company, at an exercise price of $[PRICE] per share.

All such options shall be treated as non-qualified stock options.

Although this option is not granted pursuant to the Company's

1991 Amended and Restated Incentive and Non-Qualified Stock

Option Plan, a copy of which is annexed hereto as Exhibit A (the

"Plan"), it shall, except as otherwise provided herein, be

governed by the terms and conditions of such Plan.

     2.   The shares underlying this option shall become

purchasable by the Optionee in installments as follows: options to purchase [NUMBER] shares shall become exercisable on [1 YR.

FROM GRANT DATE]; options to purchase [NUMBER] shares shall

become exercisable on [2 YRS. FROM GRANT DATE]; options to

purchase [NUMBER] shares shall become exercisable on [3 YRS. FROM

GRANT DATE]; provided, however, all options shall become

immediately exercisable in the event there is a "Change of

Control of the Company."  For purposes of the Agreement, a Change of Control of the Company shall be deemed to have occurred if (1)

any changes occur which would be required to be reported under item 1 on Form 8-K, promulgated under the Securities Exchange Act of 1934, (2) the Company is merged with or consolidated into any other company, other than one controlled by the Optionee, or (3) all or substantially all of the assets of the Company are sold,

leased, exchanged or otherwise transferred to another entity,

other than one controlled by the Optionee.

          The shares underlying the exercisable options may be

purchased by Optionee in whole or in part at any time after such shares become purchasable until the termination of this option.

This option shall terminate on [10 YRS. FROM GRANT DATE] or such earlier date as is provided in Section 5 hereof, and any shares not purchased on or before such termination date may not

thereafter be purchased hereunder.

     3.   Stock purchased pursuant to this Agreement shall be

paid for in full at the time of purchase.  Payment may be made with cash, or, with the express written permission of the

Company, Common Stock of the Company, or a combination of the two.  Upon receipt of written notice of exercise and payment and delivery of any other required documentation, the Company shall deliver to the person exercising the option a certificate or certificates for such shares.  It shall be a condition to the performance of the Company's obligation to issue or transfer

Common Stock upon exercise of this option that the Optionee pay,

or make provision satisfactory to the Company for the payment of,

any taxes which the Company is obligated to collect with respect to the issue or transfer of Common Stock upon exercise.

          If payment is made with Common Stock of the Company,

the fair market value of the stock shall be determined as follows:

If the stock is traded on the Over-the-Counter market except for the National Market System, fair market value shall be the mean of the high bid and low asked prices of the stock as reported by the National

Association of Securities Dealers, Inc. on its Automated

Quotation System on the day prior to the date of exercise.  If the stock listed on a national securities exchange or traded in the National Market System, fair market value shall be the

closing trading price on the day prior to the date of exercise.

If there is no closing trading price or high bid and low asked prices on the applicable valuation date, the applicable prices on the most recent day preceding the date of exercise on which such prices are available shall be used.

     4.   This option is not transferable otherwise than by will

or the laws of descent and distribution and is exercisable,

during the lifetime of the Optionee, only by the Optionee.

     5.   Except as provided in Section 2 hereof with respect to

a Change in Control, this option shall terminate one year after the date the Optionee is no longer an employee, director or

consultant of the Company or any parent or subsidiary of the

Company unless he is no longer an employee, director or

consultant by reason of death or disability (as defined in the

Plan); provided, however, the Committee may provide for the

exercise of options which would otherwise terminate, upon such terms and conditions as the Committee deems appropriate.  In the event of the death of the Optionee, this option or unexercised portion hereof which is otherwise exercisable on the date of death shall expire, unless exercised within one year from the date of death; provided, however, that if in the event of

disability of Optionee, as defined in the Plan, then the

aforementioned right to exercise this option shall exist for one year from the date of disability.  In no event, however, shall this option or any part hereof be exercisable after [10 YRS. FROM

GRANT DATE].  Nothing in the Plan or in this Agreement shall confer on the Optionee any right to continue to remain as an employee, director or consultant of the Company or any parent or subsidiary of the Company.

     6.   In the event that dividends payable in Common Stock

during any fiscal year of the Company exceed the aggregate 5% of the Common Stock issued and outstanding at the beginning of the year, or in the event there is during any fiscal year of the

Company one or more splits, subdivisions, or combinations of shares of Common Stock resulting in an increase or decrease by more than 5% of the shares outstanding at the beginning of the year, the number of shares deliverable upon the exercise

thereafter of this option shall be increased or decreased

proportionately, as the case may be, without change in the

aggregate purchase price.  Common Stock dividends, splits,

subdivisions, or combinations during any fiscal year which do not exceed in the aggregate 5% of the Common Stock issued and

outstanding at the beginning of such year shall be ignored for purposes of this Agreement.  All adjustments for the fiscal year shall be made as of the day such action necessitating such

adjustment becomes effective.

     7.   In case the Company is merged or consolidated with

another corporation, or in case the property or stock of the Company is acquired by another corporation, or in the case of a separation,

reorganization, or liquidation of the Company, the Board of Directors of the

Company, or the Board of Directors of any corporation assuming the obligations of the Company hereunder, shall either (i) make appropriate provisions for the protection of this option by the substitution on an equitable basis of appropriate stock of the

Company, or appropriate stock of the merged, consolidated, or otherwise reorganized corporation, provided only that such

substitution of options complies with the requirements of Section

425 of the Internal Revenue Code of 1986, as amended, or (ii)

give written notice to the Optionee that this option, which will become immediately exercisable notwithstanding any waiting period prescribed, must be exercised within 60 days of the date of such notice or this option will be terminated.  In any such case, the

Board of Directors may, in its discretion, waive the applicable waiting period before this option becomes exercisable.

     8.   If the Optionee is granted an approved leave of absence, the

Committee may, if it determines that to do so would be in the best interests of the Company, provided for continuation of this option during such leave of absence, such continuation to be on such terms and

conditions as the Committee determines to be appropriate, except that in no event shall this option be exercisable after [10 YRS.

FROM THE DATE].

     9.   If at any time the Board of Directors of the Committee

shall determine, in its discretion, that the listing,

registration, or qualification of any of the shares subject to this option upon any securities exchange or under any state or federal law, or the consent or approval of any governmental

regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of this option or the issue or purchase of shares hereunder, this option may not be exercised in whole or in part unless such listing, registration,

qualification, consent, or approval shall have been effected or obtained free of any conditions not acceptable to the Board or

Directors or the Committee.  In addition, the Board or Directors or the Committee may at any time require as a condition to the exercise of this option that the shares issuable upon exercise of this option be acquired for investment purposes only.

     10.  All notices hereunder shall be in writing, and if to

the Company, shall be delivered personally to the Secretary of the

Company or mailed to its principal office, addressed to the attention of the Secretary, and if to the Optionee, shall be delivered personally or mailed to the Optionee at the address noted below.  Such addresses may be changed at any time by notice from one party to the other.

     11.  All decisions or interpretations made by the Board or any Stock Option Committee with regards to any question arising hereunder or under the Plan shall be binding and conclusive on the Company and the Optionee.

     12.  This Agreement shall bind and inure to the benefit of the parties hereto and the successors and assigns of the Company and, to the extent provided in Paragraph 5, the executors,

administrators, legatees, and heirs of the Optionee.

     IN WITNESS WHEREOF, the parties hereto have executed this

Agreement as of the day and year first above written.




                         JENNIFER CONVERTIBLES, INC.



                         By:  _____________________________________
                              Harley J. Greenfield, Chief Executive Officer





                              ____________________________________

SUBSCRIPTION NOTICE


     The undersigned, pursuant to an option agreement between the undersigned and Jennifer Convertibles, Inc. (the "Company"),

hereby irrevocably elects to exercise purchase rights represented by said option agreement for, and to purchase thereunder

___________ [PLEASE NOTE THAT THIS SHOULD BE LEFT BLANK IN ALL

OPTIONS UNTIL EXERCISED] shares of the Common Stock (the

"Shares") of the Company covered by said option agreement and herewith makes payment on full therefor pursuant to Section 3 of such option agreement.

     1.   If the sale of the Shares and the resale thereof has

not, prior to the date hereof, been registered pursuant to a registration statement filed and declared effective under the Securities

Act of 1933 (the "Act"), the undersigned hereby agrees,

represents, and warrants that:

          (a)  I am acquiring the Shares for my own account (and

not for the account of others) for investment and not with a view to the distribution or resale thereof;

          (b)  By virtue of my position, I have access to the

same kind of information which would be available in a registration statement filed under the Act;

          (c)  I am a sophisticated investor;

          (d)  I understand that I may not sell or otherwise dispose of such shares in the absence of either a registration statement under the Act or an exemption from the registration provisions of the Act; and

          (e)  The certificates representing such shares may contain a legend to the effect of (d) above.

     2.   If the sale of the Shares and the resale thereof has been registered under the Act, the undersigned hereby represents and warrants that I have received the applicable prospectus and a copy of the most recent annual report, as well as all other material sent to stockholders generally.

     3.   I acknowledge that the number of shares hereafter subject to the option agreement referred to above is hereafter reduced by the number of shares which I have hereby elected to purchase.

                              Very truly yours,





                              Social Security Number:

                              Address: ______________________________________

                                       ______________________________________

                                             Exhibit  4.2

                   JENNIFER CONVERTIBLES, INC.

                     STOCK OPTION AGREEMENT


     AGREEMENT, dated as of [GRANT DATE], between JENNIFER

CONVERTIBLES, INC. (the "Company") and [NAME] (the "Optionee"),

an employee, director or consultant of the Company.

     The Board of Directors of the Company, on [DATE], granted to the Optionee an option to purchase shares of Common Stock, par value $.01 per share, of the Company (the "Common Stock"), as hereinafter set forth and authorized the execution and delivery of this Agreement.

     Accordingly, the parties hereto agree as follows:

     1.   The Optionee is granted the option to purchase from the

Company, subject to and under the terms and conditions set forth in this Agreement, all or any part of [NUMBER] shares of Common

Stock of the Company, at an exercise price of $[PRICE] per share.

All such options shall be treated as non-qualified stock options.

Although this option is not granted pursuant to the Company's

1991 Amended and Restated Incentive and Non-Qualified Stock

Option Plan, a copy of which is annexed hereto as Exhibit A (the

"Plan"), it shall, except as otherwise provided herein, be

governed by the terms and conditions of such Plan.

     2.   The shares underlying this option shall become

purchasable by the Optionee in installments as follows: options to purchase [NUMBER] shares shall become exercisable on [1 YR.

FROM GRANT DATE]; options to purchase [NUMBER] shares shall

become exercisable on [2 YRS. FROM GRANT DATE]; options to

purchase [NUMBER] shares shall become exercisable on [3 YRS. FROM

GRANT DATE]; provided, however, all options shall become

immediately exercisable in the event there is a "Change of

Control of the Company."  For purposes of the Agreement, a Change of Control of the Company shall be deemed to have occurred if (1)

any changes occur which would be required to be reported under item 1 on Form 8-K, promulgated under the Securities Exchange Act of 1934, (2) the Company is merged with or consolidated into any other company, other than one controlled by the Optionee, or (3) all or substantially all of the assets of the Company are sold,

leased, exchanged or otherwise transferred to another entity,

other than one controlled by the Optionee.

          The shares underlying the exercisable options may be

purchased by Optionee in whole or in part at any time after such shares become purchasable until the termination of this option.

This option shall terminate on [10 YRS. FROM GRANT DATE] or such earlier date as is provided in Section 5 hereof, and any shares not purchased on or before such termination date may not

thereafter be purchased hereunder.

     3.   Stock purchased pursuant to this Agreement shall be

paid for in full at the time of purchase.  Payment may be made with cash, or, with the express written permission of the

Company, Common Stock of the Company, or a combination of the two.  Upon receipt of written notice of exercise and payment and delivery of any other required documentation, the Company shall deliver to the person exercising the option a certificate or certificates for such shares.  It shall be a condition to the performance of the Company's obligation to issue or transfer

Common Stock upon exercise of this option that the Optionee pay,

or make provision satisfactory to the Company for the payment of,

any taxes which the Company is obligated to collect with respect to the issue or transfer of Common Stock upon exercise.

          If payment is made with Common Stock of the Company,

the fair market value of the stock shall be determined as follows:

If the stock is traded on the Over-the-Counter market except for the

National Market System, fair market value shall be the mean of the high bid and low asked prices of the stock as reported by the National

Association of Securities Dealers, Inc. on its Automated

Quotation System on the day prior to the date of exercise.  If the stock listed on a national securities exchange or traded in the National Market System, fair market value shall be the

closing trading price on the day prior to the date of exercise.

If there is no closing trading price or high bid and low asked prices on the applicable valuation date, the applicable prices on the most recent day preceding the date of exercise on which such prices are available shall be used.

     4.   This option is not transferable otherwise than by will or

          the laws of descent and distribution and is exercisable, during the lifetime of the Optionee, only by the Optionee.

     5.   Except as provided in Section 2 hereof with respect to

a Change in Control, this option shall terminate one year after the date the Optionee is no longer an employee, director or

consultant of the Company or any parent or subsidiary of the

Company unless he is no longer an employee, director or

consultant by reason of death or disability (as defined in the

Plan); provided, however, the Committee may provide for the

exercise of options which would otherwise terminate, upon such terms and conditions as the Committee deems appropriate.  In the event of the death of the Optionee, this option or unexercised portion hereof which is otherwise exercisable on the date of death shall expire, unless exercised within one year from the date of death; provided, however, that if in the event of

disability of Optionee, as defined in the Plan, then the

aforementioned right to exercise this option shall exist for one year from the date of disability.  In no event, however, shall this option or any part hereof be exercisable after [10 YRS. FROM

GRANT DATE].  Nothing in the Plan or in this Agreement shall confer on the Optionee any right to continue to remain as an employee, director or consultant of the Company or any parent or subsidiary of the Company.

     6.   In the event that dividends payable in Common Stock

during any fiscal year of the Company exceed the aggregate 5% of the Common Stock issued and outstanding at the beginning of the year, or in the event there is during any fiscal year of the

Company one or more splits, subdivisions, or combinations of shares of Common Stock resulting in an increase or decrease by more than 5% of the shares outstanding at the beginning of the year, the number of shares deliverable upon the exercise

thereafter of this option shall be increased or decreased

proportionately, as the case may be, without change in the

aggregate purchase price.  Common Stock dividends, splits,

subdivisions, or combinations during any fiscal year which do not exceed in the aggregate 5% of the Common Stock issued and

outstanding at the beginning of such year shall be ignored for purposes of this Agreement.  All adjustments for the fiscal year shall be made as of the day such action necessitating such

adjustment becomes effective.

     7.   In case the Company is merged or consolidated with another corporation, or in case the property or stock of the Company is acquired by another corporation, or in the case of a separation, reorganization, or liquidation of the Company, the Board of Directors of the

Company, or the Board of Directors of any corporation assuming the obligations of the Company hereunder, shall either (i) make appropriate provisions for the protection of this option by the substitution on an equitable basis of appropriate stock of the

Company, or appropriate stock of the merged, consolidated, or otherwise reorganized corporation, provided only that such

substitution of options complies with the requirements of Section

425 of the Internal Revenue Code of 1986, as amended, or (ii)

give written notice to the Optionee that this option, which will become immediately exercisable notwithstanding any waiting period prescribed, must be exercised within 60 days of the date of such notice or this option will be terminated.  In any such case, the

Board of Directors may, in its discretion, waive the applicable waiting period before this option becomes exercisable.

     8.   If the Optionee is granted an approved leave of absence, the

Committee may, if it determines that to do so would be in the best interests of the Company, provided for continuation of this option during such leave of absence, such continuation to be on such terms and

conditions as the Committee determines to be appropriate, except that in no event shall this option be exercisable after [10 YRS.

FROM THE DATE].

     9.   If at any time the Board of Directors of the Committee

shall determine, in its discretion, that the listing,

registration, or qualification of any of the shares subject to this option upon any securities exchange or under any state or federal law, or the consent or approval of any governmental

regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of this option or the issue or purchase of shares hereunder, this option may not be exercised in whole or in part unless such listing, registration,

qualification, consent, or approval shall have been effected or obtained free of any conditions not acceptable to the Board or

Directors or the Committee.  In addition, the Board or Directors or the Committee may at any time require as a condition to the exercise of this option that the shares issuable upon exercise of this option be acquired for investment purposes only.

    10.   All notices hereunder shall be in writing, and if to the

Company, shall be delivered personally to the Secretary of the Company or mailed to its principal office, addressed to the attention of the

Secretary, and if to the Optionee, shall be delivered personally or mailed to the Optionee at the address noted below.  Such addresses may be changed at any time by notice from one party to the other.

     11.  All decisions or interpretations made by the Board or any Stock Option Committee with regards to any question arising hereunder or under the Plan shall be binding and conclusive on the Company and the Optionee.

     12.  This Agreement shall bind and inure to the benefit of the parties hereto and the successors and assigns of the Company and, to the extent provided in Paragraph 5, the executors,

administrators, legatees, and heirs of the Optionee.

     IN WITNESS WHEREOF, the parties hereto have executed this

Agreement as of the day

and year first above written.




                         JENNIFER CONVERTIBLES, INC.



                         By:  _____________________________________
                              Harley J. Greenfield, Chief
                              Executive Officer




                              ____________________________________

SUBSCRIPTION NOTICE


     The undersigned, pursuant to an option agreement between the undersigned and Jennifer Convertibles, Inc. (the "Company"),

hereby irrevocably elects to exercise purchase rights represented by said option agreement for, and to purchase thereunder

___________ [PLEASE NOTE THAT THIS SHOULD BE LEFT BLANK IN ALL

OPTIONS UNTIL EXERCISED] shares of the Common Stock (the

"Shares") of the Company covered by said option agreement and herewith makes payment on full therefor pursuant to Section 3 of such option agreement.

     1.   If the sale of the Shares and the resale thereof has

not, prior to the date hereof, been

registered pursuant to a registration statement filed and

declared effective under the Securities

Act of 1933 (the "Act"), the undersigned hereby agrees,

represents, and warrants that:

          (a)  I am acquiring the Shares for my own account (and

not for the account of others)

for investment and not with a view to the distribution or resale thereof;

          (b)  By virtue of my position, I have access to the

same kind of information which

would be available in a registration statement filed under the

Act;

          (c)  I am a sophisticated investor;

          (d)  I understand that I may not sell or otherwise dispose of such shares in the absence of either a registration statement under the Act or an exemption from the registration provisions of the Act; and

          (e)  The certificates representing such shares may contain a legend to the effect of (d) above.

     2.   If the sale of the Shares and the resale thereof has

been registered under the Act, the undersigned hereby represents and warrants that I have received the applicable prospectus and a copy of the most recent annual report, as well as all other material sent to stockholders generally.

     I acknowledge that the number of shares hereafter subject to the option agreement referred to above is hereafter reduced by the number of shares which I have hereby elected to purchase.

                              Very truly yours,







                              Social Security Number:

                              Address:______________________________________

                                      ______________________________________

                                            Exhibit 99.1

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003       /s/ Harley J. Greenfield
                         Harley J. Greenfield, Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003      /s/  Rami Abada
                         Rami Abada, Chief Financial Officer and Chief
                         Operating Officer

                                                     Exhibit 99.2

 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18,
 United States Code)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Jennifer Convertibles, Inc. (the "Company"), does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarterly period ended March 1, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 15, 2003         /s/  Harley J.Greenfield
                                   Chief Executive Officer

Dated: April 15, 2003         /s/  Rami Abada
                                   Chief Financial Officer

A signed original of this written statement required by Section
906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.