Form 10-Q
period 2003-05-31
JENNIFER CONVERTIBLES INC
filed 2003-07-15
CIK 806817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D C.  20549
                            FORM 10-Q

     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended May 31, 2003

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

                        Yes  __  No _X__

As of July 14, 2003, 5,713,058 shares of the issuer's common stock, par value $0.01, were outstanding.

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                              Index



Part I - Financial Information

     Item 1 - Financial Statements (unaudited)

     Consolidated Balance Sheets at May 31, 2003  (Unaudited)
     and August 31, 2002.....................................    2

     Comparative Consolidated Statements of Operations
     (Unaudited) for the thirteen and thirty-nine weeks ended
     May 31, 2003 and May 25, 2002 ............................  3

     Comparative Consolidated Statements of Cash Flows
     (Unaudited) for the thirty-nine weeks ended
     May 31, 2003 and May 25, 2002.............................  4

     Notes to Unaudited Consolidated Financial Statements .....  5

     Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................. 10

     Item 3 - Quantitative and Qualitative Disclosures about
          Market Risk ......................................... 13

     Item 4 - Controls and Procedures.......................... 13

Part II - Other Information.................................... 14

     Item 1 - Legal Proceedings................................ 14
     Item 2 - Changes in Securities and Use of Proceeds........ 14
     Item 3 - Defaults Upon Senior Securities.................. 14
     Item 4 - Submission of Matters to a Vote of Security
                Holders........................................ 14
     Item 5 - Other Information................................ 14
     Item 6 - Exhibits and Reports Filed on Form 8-K........... 14

Signatures .................................................... 15


Exhibit Index  ................................................ 16
Amendment No. 2 to Management Agreement and License............ 17
Certification of Chief Executive Officer  ..................... 21
Certification of Chief Financial Officer ...................... 22
Certification Pursuant to Section 906 ......................... 23

       PART I - FINANCIAL INFORMATION
        Item I - Financial Statements

       JENNIFER CONVERTIBLES, INC. AND
                SUBSIDIARIES
         Consolidated Balance Sheets
               (In thousands)
ASSETS                                                May 31,
                                                       2003     August 31,
                                                    (Unaudited)   2002
Current assets:
  Cash and cash equivalents                           $10,767   $15,973
  Accounts receivable                                     347       475
  Merchandise inventories                              14,002    13,348
  Due from private company,
    net of reserves of $4,726 and $4,754 at
    May 31, 2003 and August 31, 2002, respectively      3,135     3,696
  Deferred tax asset                                    1,993     1,950
  Prepaid expenses and other current assets             1,554       801

    Total current assets                               31,798    36,243

Store fixtures, equipment and leasehold
 improvements, at cost, net                             4,005     4,231
Deferred lease costs and other intangibles, net           119       195
Goodwill, at cost, net                                  1,796     1,796
Deferred tax asset                                        412       412
Other assets (primarily security deposits)                626       748

                                                      $38,756   $43,625

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                             $12,059   $14,037
  Customer deposits                                     8,549     7,689
  Accrued expenses and other current liabilities        5,009     6,955
  Due to Private Company                                  500       500

  Total current liabilities                            26,117    29,181

Deferred rent and allowances                            4,236     4,358
  Total liabilities                                    30,353    33,539

Commitments and contingencies

Stockholders' Equity
  Preferred stock, par value $.01 per share,
  authorized 1,000,000 shares
    Series A convertible preferred - 10,000
    shares issued and outstanding (liquidation
    preference $5,000)
    Series B convertible preferred - 26,664
    shares issued and outstanding (liquidation
    preference $133)
  Common stock, par value $.01 per share,
    authorized 10,000,000 shares; issued and
    outstanding, 5,712,058 shares and
    5,704,058 shares at May 31, 2003 and
    August 31, 2002                                        57        57
  Additional paid in capital                           27,497    27,482
  Accumulated (deficit)                               (19,151)  (17,453)

                                                        8,403    10,086

                                                      $38,756   $43,625

See notes to the consolidated financial statements.

      JENNIFER CONVERTIBLES INC.
           AND SUBSIDIARIES

 Consolidated Statements of Operations
   (In thousands, except share data)
            (Unaudited)
                                Thirteen weeks ended  Thirty-nine weeks ended
                                  May 31,   May 25,      May 31,   May 25,
                                   2003      2002         2003      2002
 Revenue:
   Net sales                      $27,787   $35,589     $89,904  $100,360
   Revenue from service contracts   2,206       715       6,526     1,540
                                   29,993    36,304      96,430   101,900

 Cost of sales, including store
   occupancy, warehousing,
   delivery and service costs      20,811    24,385      65,511    70,076

 Selling, general and
   administrative expenses         10,213    10,142      31,584    30,651

 Depreciation and amortization        435       412       1,292     1,240
                                   31,459    34,939      98,387   101,967

 Operating (loss) income           (1,466)    1,365      (1,957)      (67)

 Interest income                       29        45         112       141

 Interest expense                       4         2           4         9

 (Loss) income before income taxes (1,441)    1,408      (1,849)       65

 Income tax (benefit) expense         (61)       122       (151)      150

 Net (loss) income                ($1,380)    $1,286    ($1,698)     ($85)

 Basic (loss) income per common
   share                           ($0.24)     $0.23     ($0.30)   ($0.01)

 Diluted (loss) income per
   common share                    ($0.24)     $0.18     ($0.30)   ($0.01)


 Weighted average common shares
   outstanding basic income per
   share                        5,712,058  5,704,058  5,708,847 5,704,058


 Effect of potential common
 share issuance:
   Stock options                        0    148,917          0         0
   Convertible preferred stock          0  1,443,165          0         0


 Weighted average common shares
 outstanding diluted income per
 share                          5,712,058  7,296,140  5,708,847 5,704,058

See notes to the consolidated financial statements.

      JENNIFER CONVERTIBLES INC.
           AND SUBSIDIARIES

Consolidated Statements of Cash Flows
             (Unaudited)
            (In thousands)
                                         Thirty-nine weeks ended
                                            May 31,    May 25,
                                             2003       2002
Cash flows from operating activities:
  Net loss                                ($1,698)       ($85)
  Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
    Depreciation and amortization           1,292       1,240
    Loss on disposal of equipment            -             24
    Deferred rent                            (122)       (401)
    Deferred tax benefit                      (43)       (475)
    Recovery of amounts due from
      Private Company                         (27)        (44)
    Deferred income                          -          5,283
  Changes in operating assets and
  liabilities:
    Merchandise inventories                  (654)       (992)
    Prepaid expenses and other current
      assets                                 (753)        (99)
    Accounts receivable                       128         365
    Due from Private Company, net             589        (136)
    Deferred lease costs and other
      intangibles                            -           -
    Other assets, net                         122          17
    Accounts payable trade                 (1,978)     (1,853)
    Customer deposits                         860         771
    Accrued expenses and other
      payables                             (1,947)       (146)

  Net cash (used in) provided by
    operating activities                   (4,231)      3,469

Cash flows from investing activities:
    Capital expenditures                     (991)       (526)

  Net cash (used in) investing activities    (991)       (526)

Cash flows from financing activities:
  Proceeds from exercise of stock options      16        -

  Net cash provided by financing activites     16        -

Net (decrease) increase in cash and
  cash equivalents                         (5,206)      2,943

Cash and cash equivalents at beginning
  of period                                15,973      11,155

Cash and cash equivalents at end of
  period                                  $10,767     $14,098

Supplemental disclosure of cash flow
information:
  Income taxes paid                          $933        $659
  Interest paid                             -              $9

See notes to consolidated financial statements.

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-Nine Weeks Ended May 31, 2003
             (In thousands except for share amount)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered
necessary for a fair presentation have been included.   The
operating results for the thirteen and thirty-nine week periods ended May 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2003.

The balance sheet as of August 31, 2002 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended
August 31, 2002.


NOTE 2:   MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost
(determined on the first-in, first-out method) or market and are physically located, as follows:

                                      5/31/03     8/31/02
          Showrooms                  $  6,845    $  6,553
          Warehouses                    7,157       6,795
                                      $14,002     $13,348


Vendor discounts and allowances in respect of merchandise purchased by the Company are included as a reduction of inventory and cost of sales.

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-Nine Weeks Ended May 31, 2003
             (In thousands except for share amount)




 NOTE 3:  REVENUE RECOGNITION

Sales are recognized upon delivery of the merchandise to the customer. A minimum deposit of 50% is typically required upon placing a non-financed sales order. The Company also finances sales and sells financed receivables on a non-recourse basis to a finance company. The Company neither retains any interest in nor services the sold receivables. The selling price of the receivables represents the amount due from the customer less a fee. Fees paid to the finance company are included in selling, general and administrative expenses.

The Company also derives revenues from the sale of service contracts related to lifetime protection plans. Prior to an amendment to the Company's Warehouse Agreement with a related private company (the "Private Company"), as described below, the Company was responsible for providing services related to separately priced fabric protection plans. Accordingly, in the Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended May 25, 2002, fabric protection revenue was deferred and amortized into income in proportion to the costs expected to be incurred.

The Company has amended its Warehouse Agreement with the Private Company, whereby, effective June 23, 2002, the Private Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Private Company on and after such date through August 28, 2004, and assumed all performance obligations and risk of loss there under. The Company has no obligation with respect to such plans. The Private Company receives a monthly payment of $50 subject to an adjustment based on the volume of sales of the plans. In addition, for a payment of $400 (payable $50 per month beginning three months after the date of the agreement) to be made by the Company, the Private Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Private Company prior to June 23, 2002. Accordingly, the Company has no obligations for any claims filed under such plans after June 23, 2002 and revenue from the sale of fabric protection plans after such date is recognized upon delivery of the merchandise.


NOTE 4:   GOODWILL

Goodwill consists of the excess of cost of the Company's investments in certain subsidiaries over the fair value of net assets acquired. The Company has performed the required impairment test and has determined that there is no impairment of the Company's goodwill.

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-Nine Weeks Ended May 31, 2003
             (In thousands except for share amount)




NOTE 5:   CONTINGENCIES

The Derivative Litigation

Beginning in December 1994, a series of six actions was commenced as derivative actions on the Company's behalf against certain present and former officers and directors of the Company, the Private Company and others.

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

On July 6, 2001, the Private Company and the Company entered into a series of agreements designed to settle the derivative action among the Private Company, certain of our current and former officers and directors and [certain of] our former accounting firm[s] and the Company. Effectiveness of the agreements is subject to certain conditions, including court approval. The Company also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval. However, there can be no assurance that the court will approve the settlement or that a settlement will occur. Please see the Company's Annual Report on Form 10-K/A for the year ended August 31, 2002 for a more complete description of the terms of the proposed settlement.

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-Nine Weeks Ended May 31, 2003
             (In thousands except for share amount)




NOTE 6:   TRANSACTIONS WITH THE PRIVATE COMPANY

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Private Company. The amounts listed under "Net sales" show the amounts charged to the Private Company that are included in such Statements of Operations under the caption "Net sales". The amounts listed under "Revenue from service contracts", for the thirteen and thirty-nine week period ended May 31, 2003, show net amounts charged by the Private Company to the Company that are included in such Statements of Operations under the caption, "Revenue from service contracts". The amounts listed under "Revenue from service contracts", for the thirteen and thirty-nine week period ended May 25, 2002 show net amounts charged to the Private Company that are included in such Statements of Operations under the caption, "Revenue from service contracts". The amounts listed under "Selling, general and administrative expenses" show the net amounts charged to the Private Company (except for "Royalty expense", which shows amounts charged by the Private Company) that are included in such Statements of Operations under the caption, "Selling, general and administrative expenses".

                               Thirteen weeks        Thirty-nine
                                  ended              weeks ended
                              May 31,   May 25,    May 31,  May 25,
                               2003      2002       2003      2002
Net sales:
  Royalty income                  $26       $29        $79      $87
  Warehouse income, net            17       141        288      422
  Delivery charges                435       499      1,284    1,339
  Total charged to the           $478      $669     $1,651   $1,848
 Private Company

Revenue from service
contracts:
  Fabric protection fees, net    $195       $44       $130      $93
  Net charged to the Private
     Company                     $195       $44       $130      $93

Selling, general and
administrative expenses:
  Advertising reimbursement
    paid (to) by the Private
    Company                     ($279)     $162       $295     $764
  Royalty expense               ( 100)    ( 100)      (300)    (300)
  Net charged (by) to the
    Private Company             ($379)      $62        ($5)    $464

  Net charged to Private
    Company                      $294      $775     $1,776   $2,405

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-Nine Weeks Ended May 31, 2003
             (In thousands except for share amount)




NOTE 7:   STOCK OPTION PLANS

The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. No stock-based employee compensation cost is reflected in net income
(loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                  Thirteen weeks         Thirty-nine
                                       ended             weeks ended
                                 May 31,   May 25,    May 31,   May 25,
                                   2003     2002        2003     2002

Net income (loss), as reported  ($1,380)   $1,286     ($1,698)    ($85)

Deduct: Total stock-based
employee compensation expense
determined under the fair value
based method, net of related
tax effects                        (151)      (39)       (325)    (117)

Pro forma net income (loss)     ($1,531)   $1,247     ($2,023)   ($202)

Basic income (loss) per share:
     As reported                 ($0.24)    $0.23      ($0.30)  ($0.01)
     Pro forma                   ($0.27)    $0.22      ($0.35)  ($0.04)

Diluted income (loss) per share:
     As reported                 ($0.24)    $0.18      ($0.30)  ($0.01)
     Pro forma                   ($0.27)    $0.17      ($0.35)  ($0.04)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 30-50%, expected life of options of 5 years, risk free interest rate of approximately 2.70-3.13% and a dividend yield of 0%. The weighted average fair value of options granted during 2003 was $1.80. No options were granted in 2002.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

Forward-Looking Information

Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to, the risk factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2002. In addition to statements, that explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be uncertain and forward-looking.

Results of Operations

Prior to an amendment to our Warehouse Agreement with a related private company, we were responsible for providing services related to separately priced fabric protection plans. Accordingly, in the Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended May 23, 2002, fabric protection revenue was deferred and amortized into income in proportion to the costs expected to be incurred.

We have amended our warehouse agreement with the private company whereby, effective June 23, 2002, the private company became the sole obligor on all lifetime fabric and leather protection plans sold by us or the private company on or after such date through August 28, 2004 and assumed all performance obligations and risk of loss thereunder. We have no obligation with respect to such plans. The private company receives a monthly payment of $50,000, subject to an adjustment based on the volume of sales of the plans. In addition, for a payment of $400,000 (payable $50,000 per month beginning three months after the date of the agreement) to be made by us, the private company also assumed responsibility to service and pay any claims related to sales made by us or the private company prior to June 23, 2002. Accordingly, we have no obligations for any claims filed under such plans after June 23, 2002 and revenue from the sale of fabric protection plans after such date is recognized upon delivery of the merchandise.

Net sales inclusive of merchandise sales and home delivery income, were $27,310,000 and $34,920,000 for the thirteen weeks ended May 31, 2003 and May 25, 2002, respectively. Revenue from the private company was $477,000 and $669,000 for the same thirteen-week periods, respectively. Net sales of merchandise and home delivery income decreased by 21.8%, or $7,610,000, in the current thirteen-week period, compared to the thirteen-week period ended May period ended May 25, 2002, primarily due to overall softness of the economy. Revenue from service contracts increased 194.5% in the thirteen-week period ended May 31, 2003 to $2,106,000, from $715,000 for the thirteen-week period ended May 25, 2002 due to the Warehouse
Agreement amendmen.t

Net sales for the thirty-nine weeks ended May 31, 2003, inclusive of merchandise sales and home delivery income were $88,253,000, a decrease of 10.4% compared to $98,512,000 for the thirty-nine weeks ended May 25, 2002. Revenue from the private company was $1,651,000 for the current period, compared to $1,848,000 for the same period one year ago. Such decreases were principally due to the overall softness in the economy and the poor weather in the Northeast that had adversely affected retailers generally. Decreased store sales were partially offset by revenue from 16 stores opened since May 25, 2002.

Cost of sales, as a percentage of revenue for the thirteen week and thirty-nine week periods ended May 31, 2003, was 69.4% and 67.9%, respectively, compared to 67.2% and 68.8% for those periods ended May 25, 2002. The increase during the current thirteen week period is primarily due to the increase in store rent expenses as a result of the opening of 16 new stores which coincided with a decrease in overall sales. This was partially offset by the change in recognition of fabric protection revenue as a result of the warehouse agreement amendment. The decrease for the current thirty-nine week period is attributable to the same factors, with the change in recognition of fabric protection revenue having a greater impact on the resulting cost of sales percentage.

Selling, general and administrative expenses were $10,213,000 and $31,584,000, respectively, for the thirteen and thirty-nine week periods ended May 31, 2003, as compared to $10,142,000 and $30,651,000, respectively, for the thirteen and thirty-nine week periods ended May 25, 2002. Selling, general and administrative expenses as a percentage of revenue were 34.1% and 32.8%, respectively, for the thirteen and thirty-nine week periods ended May 31, 2003, compared to 27.9% and 30.1%, respectively, for the thirteen and thirty-nine week periods ended May 25, 2002. The increase is primarily attributable to an increase in advertising expenses, an increase in legal fees attributable to the Interim Operating Agreement and an increase in promotional costs associated with our private label card business. The percentage increase can also be attributed to the decrease in sales revenue compared to the sales revenue for the respective periods one year earlier as fixed costs were spread over a lower sales revenue base.

Net loss for the thirteen-week period ended May 31, 2003 was $1,380,000, compared to net income of $1,286,000 for the thirteen-week period ended May 25, 2002. Net loss for the thirty-nine week period ended May 31, 2003 was $1,698,000, compared to a net loss of $85,000 for the thirty-nine week period ended May 25, 2002. Revenue from service contracts was positively impacted in the current period as a result of the change in how we recognize revenue from the sale of fabric protection as described above. However, such benefit was offset by a decrease in net sales.

We believe that concerns over the economy, the equity markets and current world affairs, including the war in Iraq, have adversely affected retail sales and currently continue to materially adversely affect our business, operating results and financial condition.

Liquidity and Capital Resources

As of May 31, 2003, we had an aggregate working capital of $5,681,000, compared to an aggregate working capital of $7,062,000 as of August 31, 2002, and had available cash and cash equivalents of $10,767,000 compared to $15,973,000 as of August 31, 2002. The 32.6% decrease in cash and cash equivalents is a result of $4,231,000 used in operating activities and $991,000 in capital expenditures. This is partially offset by $16,000 provided by financing activities

We continue to fund the operations of certain of our limited partnership licensees whose results are included in our consolidated financial statements, some of which continue to generate operating losses. Any such losses have been consolidated in our consolidated financial statements. It is our intention to continue to fund these operations in the future and, if the new settlement agreements discussed in our Annual Report on Form 10-K/A for the year ended August 31, 2002, are approved by the court, we will acquire 100% of these limited partnerships. Our receivables from the private company and the unconsolidated licensees had been substantially reserved in prior years and continue to be reserved. There can be no assurance that the reserved amount of such receivables, a total of $4,726,000 as of May 31, 2003, will be collected.

Starting in 1995, we entered into agreements with the private company that permit us to offset our current monthly obligations to one another in an amount up to $1,000,000. Amounts in excess of
$1,000,000 are paid in cash. Based on the payment terms of these offset agreements, current obligations of the private company and the unconsolidated licensees as of May 31, 2003, were paid. Additionally, as part of such agreements in November 1995, the private company agreed to assume certain liabilities owed to us by the unconsolidated licensees. Our receivables from the private company and the unconsolidated licensees, which arose in fiscal 1996 and prior years, had been reserved.

In March 1996, we executed a Credit and Security Agreement with our principal supplier, Klaussner Furniture Industries, Inc., which extended the payment terms for merchandise shipped from 60 days to 81 days. Since February 1999, we have not exceeded these 81-day payment terms. As of May 31, 2003, there were no amounts owed to Klaussner that violated these extended terms. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of .67% per month for invoices paid by us beyond the normal 60-day terms. This provision became effective in January 1998. As part of the Credit and Security Agreement, we granted to Klaussner a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a licensee agreement to operate our business in the event of our default. In May 2003, as a result of out improved financial condition, we executed a Termination Agreement and Release whereby Klaussner released the liens on our assets.

On June 6, 2003 we announced that we were approved for listing on the American Stock Exchange. Trading began on the exchange on June 10, 2003 under the symbol "JEN."

The receivable from the Private Company as of May 31, 2003, represents current charges aggregating $2,453,000, principally for merchandise transfers, warehousing services and advertising costs, which are payable within 85 days of the end of the month in which the transactions originate. The Company has received $834,000 of that amount subsequent to the balance sheet date. In addition to the above, the receivables from the private company include $4,726,000 representing unpaid amounts from fiscal 1996 and prior years, which are in dispute and have been fully reserved for in the accompanying financial statements. As part of a proposed settlement, the disputed balance will be settled by the private company executing two notes to the Company in the aggregate principal amount of $2,400,000 payable over a three to five year period. The Company intends to maintain a reserve for the full amount of the notes and record income as collections are received.

We opened 14 stores, and had no store closings during the thirty-nine weeks ended May 31, 2003. We spent $991,000 for capital expenditures during the thirty-nine week period and we anticipate capital expenditures approximating $300,000 during the balance of fiscal 2003 to support the opening of new stores. In March 1996, as part of the aforementioned Credit and Security Agreement, Klaussner agreed to lend us up to $150,000 per new store, for up to 10 new stores. We have never borrowed pursuant to this arrangement and, as a result, of the Termination Agreement and Release signed in May 2003 have terminated this arrangement

Although general trends in the economy have adversely affected retail sales and our operating cash flow, in the opinion of management, cash flow will be adequate to fund operations during the current and next fiscal year.


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

          (a)  Exhibits filed with this report:

10.49 Amendment No. 2 to Management Agreement and License

99.1 Certifications pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended May 31, 2003.

99.2 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended May 31, 2003.

          (b)  Reports on Form 8-K:

  (1)On May 13, 2003, we filed a current report on Form 8-K announcing the election of Mark Berman to our board of directors. We also reported both the signing of the Termination Agreement and Release by Klaussner Furniture Industries, Inc. and us and the signing of Amendment No. 2 to the Warehousing Agreement between Jara Enterprises, Inc. and us.

                   JENNIFER CONVERTIBLES, INC.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          JENNIFER CONVERTIBLES, INC.


July  15, 2003     By: /s/    Harley J. Greenfield
                              Harley  J. Greenfield, Chairman  of
                              the   Board   and  Chief  Executive
                              Officer

July  15,  2003    By: /s/    Rami Abada
                              Rami Abada, Chief Financial Officer
                              And Chief Operating Officer

                          EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION

10.49                    Amendment No.2 to Management Agreement and License
99.1
                         Certifications pursuant to Rule 13(a-)14 of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended May 31, 2003.

99.2 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended May 31, 2003.

                       AMENDMENT NO. 2 TO
                MANAGEMENT AGREEMENT AND LICENSE

     This Amendment No. 2 to Management Agreement and License is made as of July 10, 2003 by and among JARA ENTERPRISES, INC., a New York corporation ("Jara"), FRED LOVE, the sole stockholder of Jara (the "Shareholder"), JENNIFER CONVERTIBLES, INC., a Delaware Corporation ("JCI") and JENNIFER ACQUISITION CORP., a Delaware Corporation ("JAC"), a wholly owned subsidiary of JCI.

                            RECITALS:

     Reference is made to that certain Management Agreement and License, executed as of July 6, 2001 between Jara, the Shareholder, JCI and JAC, as amended by Amendment No. 1 to
Management and Agreement and License dated as of April 30, 2002
(the "Agreement").

     The parties to the Agreement desire to amend the Agreement as set forth herein.

     NOW, THEREFORE, the parties hereto agree as follows:

                             ARTICLE I
                            AMENDMENTS

     Section 1.01 The first sentence of Section 1.01 is hereby deleted in its entirety and replaced with the following:

         Jara hereby appoints and employs JCI as
         Jara's exclusive agent to supervise, direct and manage the sales of Jara's retail stores
         (collectively, with any New Stores as defined in Section 1.4(a) hereof, the "Jara Stores" and each a "Jara Store") for the term set forth in Article III hereof.

     Section 1.02 Section 1.4(a) is hereby deleted in its entirety and replaced with the following:

          Jara, after consultation with JCI, may open a new Jara Store (a "New Store") anywhere in the Counties, provided that the total number of Jara Stores at any one time shall not exceed thirty (30) stores, which stores may include one (1) clearance store that offers for sale damaged or discontinued merchandise or floor samples.

     Section 1.03 The third sentence of Section 1.11 of the Agreement is hereby deleted in its entirety and replaced with the following:

          For the purposes of this Agreement, the
          "Initial Period" shall mean the period from January 1, 2002 through August 30, 2003. For the "Initial Period", Jara's share of advertising costs shall be reduced (each such reduction and any other similar reduction for a subsequent period hereinafter referred to an "Additional Reduction") by the an amount equal to $0.50 multiplied by total of the amount, if any, by which Jara's Net Delivered
          Sales for the Initial Period are less than $45,358,000, provided, that in no event shall such Additional Reduction, together with amounts paid pursuant to Section 2.1(c) during such Initial Period exceed an aggregate of $4,500,000 (any such excess shall be eliminated and shall not be carried over).  Thereafter, for the twelve (12) month
          period commencing on August 31, 2003 (the
          "Initial 12 Month Period") and for each
          twelve (12) month period thereafter, Jara's share of advertising costs shall be reduced by an amount equal to $0.50 multiplied by the amount, if any, by which Jara's Net Delivered
          Sales for such twelve (12) month period are less than $27,640,000, provided, that in no event shall such Additional Reduction, together with amounts paid pursuant to
          Section 2.1(c) during such period exceed an aggregate of $2,700,000 (any such excess shall be eliminated and shall not be carried over).

     Section 1.04 Section 2.1(b) of the Agreement is hereby deleted in its entirety and replaced with the following:

          For the Initial Period, Jara will also pay to JCI an amount equal to forty-eight percent
          (48%) of the total of the amount by which Jara Stores Net Delivered Sales exceed
          $45,358,000. If, during any annual period commencing on or after August 31, 2003, Jara
          Stores Net Delivered Sales (i) exceed
          $27,640,000 but do not surpass $29,640,000,
          then Jara will pay to JCI an amount equal to ten percent (10%) of the Jara Stores Net
          Delivered Sales in excess of $27,640,000 but below $29,640,000 for such period and (ii) exceed $29,640,000, then Jara will pay to JCI, in addition to any amounts payable pursuant to (i) above, an amount equal to forty-eight percent (48%) of the Jara Stores
          Net Delivered Sales in excess of $29,640,000 for such period. Amounts owed for periods of less than one year occurring (i) after the fifth anniversary of the Closing Date and prior to the next succeeding June 1 or (ii) from June 1 after such fifth anniversary and up to the termination of this Agreement (if prior to May 30) shall be as set forth in
          Section 2.1(f).

     Section 1.05 Section 2.1(c) of the Agreement is hereby deleted in its entirety and replaced with the following:

          For the Initial Period, JCI will pay to Jara an amount equal to 10% of the total of the amount by which the Jara Stores Net Delivered
          Sales for the Initial Period are less than $45,358,000; provided, however, that if, the Jara Stores Net Delivered Sales for the
          Initial Period are $42,667,000 or less, then
          JCI will pay to Jara an amount equal to 15% of the amount by which the Jara Stores Net
          Delivered Sales are less than $42,667,000 (in lieu of the 10% referred to above).
          Notwithstanding the foregoing, in no event shall the total of the Additional Reduction for the "Initial Period" and amounts payable pursuant to this Section 2.1(c) for such period exceed $4,500,000 (any such excess shall be eliminated and shall not be carried over to other periods). Thereafter, for the twelve (12) month period commencing August
          31, 2003, and for each twelve (12) month period thereafter, JCI will pay to Jara an amount equal to 10% of the amount by which the Jara Stores Net Delivered Sales for such twelve (12) month period are less than $27,640,000; provided, however, that if the Jara Net Delivered Sales for any such period are $26,000,000 or less, then JCI will pay to Jara an amount equal to 15% (in lieu of the 10% referred to above) of the amount by which the Jara Stores Net Delivered Sales for any such period are less than $27,640,000.
          Notwithstanding the foregoing, in no event shall the total of the Additional Reduction for any twelve (12) month period and amounts payable pursuant to this Section 2.1(c) for such period exceed $2,700,000 (any such excess shall be eliminated and shall not be carried over to other periods).

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

     Section 2.03   Except as amended hereby, the Agreement
remains in full force and effect.

                        *    *    *    *    *

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

July 15, 2003            /s/  Harley J. Greenfield
                         Harley J. Greenfield, Chief Executive Officer

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

July 15, 2003                  /s/  Rami Abada
                                    Rami Abada, Chief Financial Officer
                                    and Chief Operating Officer

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

The Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 15, 2003               /s/  Harley J.Greenfield
                                   Chief Executive Officer



Dated: July 15, 2003               /s/  Rami Abada
                                   Chief Financial Officer



A signed original of this written statement required by Section
906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.