Form 10-K
period 2003-08-30
JENNIFER CONVERTIBLES INC
filed 2003-11-26
CIK 806817

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K

        [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                  OR

         Transition Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934
            for the Transition Period from ______ to ______
For the fiscal year ended                 Commission File number 1-9681
August 30, 2003

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

                     Common Stock, Par Value $0.01
                           (Title of class)


Securities registered pursuant to Section 12(g) of the Act:  NONE



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes      No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. The aggregate market value of the common stock held by non-affiliates as of November 21, 2003 was $15,439,554.

   The number of shares outstanding of common stock, as of November 21, 2003 was 5,713,058.

                                PART I

Item 1.  Business.

   Unless otherwise set forth herein, when we use the term `we' or any derivation thereof, we mean Jennifer Convertibles Inc., a Delaware corporation, and its direct or indirect subsidiaries.

Business Overview

   We are the owner and licensor of the largest group of sofabed specialty retail stores and leather specialty retail stores in the United States, with stores located throughout the Eastern seaboard, in the Midwest, on the West Coast and in the Southwest. As of August 30, 2003, our stores include 197 Jennifer Convertibles stores and 17 Jennifer Leather stores. Of these 214 stores, we owned 138 and licensed 76, including 25 owned or operated by a related private company and three owned by other third parties which are operated by the private company.

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

   A related private company, "the private company", operates 28 Jennifer Convertibles stores, 25 of which it owns and three of which it licenses or manages. We do not own or collect any royalties from the 25 private company owned stores, all of which are located in New York. However, the private company operates these stores in substantially the same way as we operate our stores and we are currently managing certain aspects of such stores. The private company is owned by Fred Love. Mr. Love is currently one of our principal stockholders. Mr. Love is also the brother-in-law of Harley
J. Greenfield, our Chairman of the Board, Chief Executive Officer, director and principal stockholder. See "Notes to Consolidated Financial Statements Footnote Related Party Transactions" and "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 10, 2004, which is hereby incorporated by reference.

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

   We create advertising campaigns for use by our stores, which also may be used by the private company stores. The private company bears a share of advertisement costs in New York. However, we also advertise independently of the private company outside of the New York metropolitan area. We are entitled to reimbursement from most of our licensees, which are responsible for their respective costs of advertising; however, the approach and format of such advertising is usually substantially the same for our licensees and us. We also have the right to approve the content of all licensee advertising. See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 10, 2004, which is hereby incorporated by reference.

   In order to further understand our markets, we carefully monitor our sales and obtain other information reflecting trends in the furniture industry and changes in customer preferences. We also review industry publications, attend trade shows and maintain close contact with our suppliers to aid in identifying trends and changes in the industry.

Leasing Strategy and Current Locations

   Obtaining attractive, high-traffic favorable store locations is critical to the success of our stores. We also select sites and negotiate leases on behalf of our licensees. The site selection process involves numerous steps, beginning with the identification of territories capable of sustaining a number of stores sufficient to enable such stores to enjoy significant economies of scale, particularly in advertising, management and distribution. Significant factors in choosing a territory include market demographics and the availability of newspapers and other advertising media to efficiently provide an advertising umbrella in the new territory.

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

   The locations currently leased by our licensees and us generally range in size from approximately 1,900 square feet to a little over 10,000 square feet. We anticipate that stores opened in the future will range from approximately 2,000 square feet to 4,000 square feet. Stores may be freestanding or part of a strip shopping center.

   In fiscal 2003, we opened eighteen new stores. We did not close any stores in fiscal 2003 although we will selectively close stores where the economics so dictate. We plan to open additional stores when attractive opportunities present themselves. We anticipate opening approximately six to eight additional stores and not closing any stores during fiscal 2004.

Sources of Supply

   We currently purchase merchandise for our stores, the stores of our licensees and for the private company, from a variety of domestic manufacturers generally on 60 to 90 day terms. We also purchase from overseas manufacturers on varying terms. Our purchasing power combined with the purchasing power of our licensees and of the private company enables us to receive the right, in some instances, to exclusively market certain products, fabrics and styles. See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 10, 2004, which is hereby incorporated by reference.

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

   During the fiscal year ended August 30, 2003, we purchased approximately 60% of our merchandise from Klaussner. Leather furniture is purchased primarily from Klaussner, Natale, Chateau Dax and Ashley. The loss of Klaussner as a supplier could have a material adverse effect on our operations and on our financial well being. In March 1996, as part of a series of transactions with Klaussner, we, among other things, granted Klaussner a security interest in substantially all of our assets in exchange for improved credit terms under a credit and security agreement with Klaussner. In May 2003, we executed a Termination Agreement and Release whereby Klaussner released the liens on our assets. In connection with the release, a $1.5 million credit line which Klaussner had made available to us in 1999 was also terminated. The credit line had never been drawn upon. In addition, in December 1997, Klaussner purchased $5,000,000 of our convertible preferred stock. In fiscal 2001, 2002, and 2003,
Klaussner gave us certain vendor credits for repairs.    See "Certain
Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 10, 2004, which is hereby incorporated by reference and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed description of these transactions, Klaussner's $5,000,000 investment and other transactions with Klaussner.

Licensing Arrangements

   The stores we license include certain limited partnership licensees whose accounts are included in our consolidated financial statements, which we refer to in this report as our "LP's". If the proposed settlement of our derivative litigation becomes effective, we will, as part of the settlement, acquire the limited partnership interests in the LP's and they will become our wholly owned subsidiaries. For a description of the proposed settlement, see "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 10, 2004, which is hereby incorporated by reference. Our arrangements with our licensees typically involve providing the licensee with a license bearing a royalty of 5% of sales to use the name Jennifer Convertibles. Our existing licensing arrangements are not uniform and vary from licensee to licensee. Generally, however, we either manage the licensed stores or, if the licensee is a partnership, have a subsidiary act as general partner of such partnership, in each case, for 1% of the licensee's profits. The arrangements generally have a term ranging between 10 and 20 years and may include options on the licensee's part to extend the license for additional periods. These arrangements may also involve the grant of exclusivity as to defined territories. In some cases, we also have an option to purchase the licensee or the licensed stores for a price based on an established formula or valuation method. Investors in certain licensees have, in certain circumstances, including a change of control in our ownership, the right to put their investments to us for a price based upon an established formula or valuation method. We purchase merchandise for the licensees and provide other services to them.

Warehousing and Related Services

   We currently utilize the warehousing and distribution facilities leased by the private company, consisting of a warehouse facility in North Carolina, and satellite warehouse facilities in New Jersey and California. These warehouse facilities service our owned and licensed stores and the private company's stores. Pursuant to the proposed settlement agreement with the private company, we will acquire the warehouse assets and provide warehousing services to the private company. Pursuant to an Interim Operating Agreement effective as of May 27, 2001, we are operating in many respects, including warehousing, as if the settlement agreements were in effect.

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

   The material terms of the settlement agreements as it relates to warehousing and related services are as follows:

   Pursuant to a Warehouse Transition Agreement, the private company will transfer to us the assets related to the warehouse system currently operated by the private company and we will become responsible for the leases and other costs of operating the warehouse. Pursuant to computer hardware and software agreements, we will also assume control of, and responsibility for, the computer system used in the operations of the warehouse systems and stores while permitting the private company access to necessary services. Pursuant to a Warehousing Agreement, we will be obligated to provide warehouse services to the private company of substantially the type and quality it provided to us. During the first five years of the agreement, we will receive a fee of 2.5% on the net sales price of goods sold by the private company up to $27,640,000 of sales and 5% on net sales over $27,640,000. After five years, we will receive a fee of 7.5% of all net sales by the private company. In addition, during the full term of the agreement, we will receive a fee for fabric protection and warranty services at the rate we were being charged, subject to increase for documented cost increases. We are also obligated to pay the private company specified amounts based on decreases in its sales levels. Pursuant to the Interim Operating Agreement, the parties are operating as if the above mentioned settlement agreements were in effect as of May 27, 2001. See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 10, 2004, which is hereby incorporated by reference for a more complete description of the proposed settlement and the Interim Operating Agreement.

Trademarks

   The trademarks, Jennifer Convertibles, Jennifer Leather, Jennifer House, With a Jennifer Sofabed, There's Always a Place to Stay, Jenni-Pedic, Elegant Living, Jennifer's Worryfree Guarantee, Jennifer Living Rooms, Bellissimo Collection, and Jennifer Sofas, are registered with the U.S. Patent and Trademark Office and are now owned by us. The private company, as licensee, was granted a perpetual royalty-free license to use and sublicense these proprietary marks (other than the ones related to Jennifer Leather) in the State of New York, subject to certain exceptions, including nine stores currently owned by us and operating in New York and two more which the private company agreed we may open on a royalty-free basis. Pursuant to the Interim Operating Agreement, we now have the right to open an unlimited number of stores in New York for a royalty of $400,000 per year. See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 10, 2004, which is hereby incorporated by reference.

Employees

   As of August 30, 2003, we employed 448 people, including five executive officers. We train personnel to meet our expansion needs by having our most effective managers and salespersons train others and evaluate their progress and potential for us. We believe that our employee relations are satisfactory. None of our employees are represented by a collective bargaining unit. We have never experienced a strike or other material labor dispute.

Competition

   We compete with other furniture specialty stores, major department stores, individual furniture stores and regional furniture chains, some of which have been established for a long time in the same geographic areas as our stores (or areas where we or our licensees may open stores). We believe that the principal areas of competition with respect to our business are store image, price, delivery time, selection and service. We believe that we compete effectively with such retailers because our stores offer a broader assortment of convertible sofabeds and leather upholstery than most of our competitors and, as a result of volume purchasing, we are able to offer our merchandise at attractive prices. We advertise more extensively than many of our competitors and also offer fast delivery on most of our items.

Item 2.  Properties.

   We maintain our executive offices in Woodbury, New York pursuant to a lease, which expires in the year 2008.

   As of August 30, 2003, the LP's and we lease all of our store locations pursuant to leases, which expire between 2003 and 2017. During fiscal 2004, 33 leases will expire, although we, as lessee, have the option to renew 21 of those leases. We anticipate remaining in most, if not all, of these locations, subject, in the case of the 12 leases that expire, to negotiating acceptable renewals with the landlord. The leases are usually for a base term of at least five years. For additional information concerning the leases, see Note 9 of "Notes to Consolidated Financial Statements."

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

   The complaints in each of these actions assert various acts of wrongdoing by the defendants, as well as claims of breach of fiduciary duty by our present and former officers and directors, including, but not limited to, claims relating to the matters described in our December 2, 1994 press release.

   As described in prior filings, we had entered into settlement agreements in connection with the derivative litigation, and in the case of certain of such agreements, we agreed to court approval of such settlement by a certain date. Such court approval was not obtained by such date, and in July 1998, the private company exercised its option to withdraw from the settlement.

   As described under the heading "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 10, 2004, which is hereby incorporated by reference, on July 6, 2001, the private company and we entered into a series of agreements designed to settle the derivative action among the private company, certain of our current and former officers, directors and former accounting firms and us. Effectiveness of the agreements is subject to certain conditions, including court approval. We also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval. However, there can be no assurance that the court will approve the settlement or that a settlement will occur on the terms described under such heading.



1 Each of these individuals and entities is named as a defendant in at least one action.

Other Matters

      On August 6, 2003, Lucy Lantan, one of our former employees filed a lawsuit alleging sexual harassment, discrimination, retaliation, mental infliction of emotional distress, false imprisonment and collateral claims under California law in the Superior Court of California, Marin County and has demanded an unspecified amount of monetary damages. We believe this suit is without merit, deny liability and are vigorously defending against the claims.

   On June 11, 2003, Lauren Bisk filed a lawsuit against us in the Supreme Court of the State of New York in New York county alleging assault and battery, conversion of identity, defamation, consumer fraud and infliction of emotional distress. The plaintiff has demanded monetary damages in the amount of $10 million. Certain of our former and present employees who are also defendants in the lawsuit and who were involved in the alleged incident have denied committing any wrongdoing against the plaintiff. The action is being defended by counsel appointed by the claims representative of our insurance carrier. The insurance carrier has agreed to defend the plaintiff's claims with full reservation of rights. We believe this suit is without merit, deny liability and are vigorously defending against the claims.

Item 4.  Submission of Matters to a Vote of Security Holders.

   At our annual meeting of stockholders, which was held on September 9, 2003, our stockholders:

   (1) Elected seven nominees for directors to serve for a term ending in 2004;

   (2) Ratified the appointment of Eisner LLP as our independent auditors and public accountants for the fiscal year ended August 30, 2003;

   (3) Approved an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 10,000,000 to 12,000,000; and

   (4)   Adopted the Jennifer Convertibles, Inc. 2003 Stock Option
Plan.

The following tables show the common stock votes cast with respect to the proposals identified above:

Election of Directors:   For     Withheld
                                 Authority

Harley J. Greenfield   4,752,716  151,755

Rami Abada             4,752,716  151,755

Edward Seidner         4,752,716  151,755

Edward Bohn            4,878,716   25,755

Bernard Wincig         4,850,716   53,755

Kevin Coyle            4,878,716   25,755

Mark Berman            4,878,716   25,755



Proposals 2-4:           For      Against  Abstentions


Proposal 2             4,814,671   88,400     1,400

Proposal 3             4,633,508  260,588    10,375

Proposal 4             1,421,594  494,068    13,700



Our Executive Officers

Our executive officers are as follows:

Harley J. Greenfield

   Mr. Greenfield, age 59, has been our Chairman of the Board and Chief Executive Officer since August 1986 and was our President from August 1986 until December 1997. Mr. Greenfield has been engaged for more than 30 years in the furniture wholesale and retail business and was one of the co-founders of the private company, which established the Jennifer Convertibles concept in 1975. Mr. Greenfield is a member of the New York Home Furnishings Association.

Edward B. Seidner

   Mr. Seidner, age 51, became a member of our Board of Directors in August 1986 and an Executive Vice President in September 1994. From 1977 until November 1994, Mr. Seidner was an officer and a director of the private company. Mr. Seidner has been engaged for more than 25 years in the furniture wholesale and retail business. Mr. Seidner is a member of the New York Home Furnishings Association.

Rami Abada

   Mr. Abada, age 44, became our President and a member of our Board of Directors on December 2, 1997, has been our Chief Operating Officer since April 12, 1994 and became the Chief Financial Officer on September 10, 1999. Mr. Abada was our Executive Vice President from April 12, 1994 to December 2, 1997. Prior to joining us, Mr. Abada had been employed by the private company since 1982.

Leslie Falchook

   Mr. Falchook, age 43, has been one of our Vice Presidents since September 1986. Mr. Falchook is primarily involved with our internal operations. Prior to joining us, Mr. Falchook had been employed by the private company since 1982.

Kevin Mattler

   Mr. Mattler, age 45, became our Vice President - Store Operations on April 12, 1994 and has been with us since 1988. Mr. Mattler is involved with, and supervises, the operation of our stores and, during his tenure with us; Mr. Mattler has been involved in all facets of our operations. Prior to joining us, Mr. Mattler had been employed by the private company since 1982.

   The officers serve at the discretion of the Board of Directors and there are no family relationships among the officers listed and any of our directors.

                                PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder
Matters.

   The principal market for our common stock, which was traded under the symbol JENN, through June 9, 2003 was the Over the Counter Bulletin Board. On June 10, 2003, during the fourth quarter of fiscal 2003, trading for our common stock began on the American Stock Exchange under the symbol JEN. The following table sets forth, for the fiscal periods indicated, the high and low bid quotations of our common stock on the Bulletin Board and the high and low sales prices of our common stock on the American Stock Exchange, as applicable.
The bid quotations reflected prior to June 10, 2003 represent the high and low bid quotations of our common stock on the Bulletin Board.
Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The prices reflected on and after June 10, 2003 represent high and low sales prices of our common stock on the American Stock Exchange.

                            High       Low
Fiscal Year 2002:
1st Quarter                $2.30      $1.70
2nd Quarter                 2.85       2.10
3rd Quarter                 2.65       2.40
4th Quarter                 4.60       2.10

                            High       Low
Fiscal Year 2003:
1st Quarter                $5.50      $3.50
2nd Quarter                 5.80       4.12
3rd Quarter                 4.25       3.38
4th Quarter                 4.85       3.60

   As of November 21, 2003, there were approximately 200 holders of record and approximately 1,000 beneficial owners of our common stock. On November 21, 2003, the closing sales price of our common stock as reported on the American Stock Exchange was $3.68.

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

Equity Compensation Plan Information

     The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of August 30, 2003.


                           Number of         Weighted-        Number of
                         securities to        average        securities
                         be issued upon    exercise price     remaining
                          exercise of     of outstanding    available for
                          outstanding        options,          future
                            options,       warrants and    issuance under
                          warrants and        rights           equity
                             rights                         compensation
                                                               plans
                                                             (excluding
                                                            securities
                                                           reflected in
                                                            column (a))


          Plan category       (a)              (b)              (c)

         Equity              780,047        $ 2.21              -
         compensation
         plans approved
         by security
         holders (1)

         Equity            2,158,730        $ 3.37              -
         compensation
         plans not
         approved by
         security
         holders (2)

              Total        2,938,777        $ 3.06              -


(1) Reflects aggregate options outstanding under our Incentive and Non-Qualified Stock Option Plans.

(2) Reflects aggregate options outstanding outside our Incentive and Non-Qualified Stock Option Plans that were issued pursuant to individual stock option agreements.


On February 7, 1995, we issued options to purchase an aggregate of 25,000 shares of our common stock at an exercise price of $2.94 per share to one of our directors.

On May 6, 1997, we issued options to purchase an aggregate of 252,500 shares of our common stock at an exercise price of $2.00 per share to certain of our consultants and employees.

On June 25, 1998, we issued options to purchase an aggregate of 38,000 shares of our common stock at an exercise price of $2.00 per share to certain of our employees.

On August 15, 1999, we issued options to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $3.52 per share to one of our officers.

On January 10, 2000, we issued options to purchase an aggregate of 5,000 shares of our common stock at an exercise price of $2.00 per share to a consultant and to one of our directors.

On June 14, 2000, we issued options to purchase an aggregate of 95,000 shares of our common stock at an exercise price of $2.00 per share to certain of our directors and employees.

On January 12, 2001, we issued options to purchase an aggregate of 550,000 shares of our common stock at an exercise price of $3.52 per share to certain of our officers.

On January 18, 2001, we issued options to purchase an aggregate of 18,730 shares of our common stock at an exercise price of $2.00 per share to one of our consultants.

On June 14, 2001, we issued options to purchase an aggregate of 30,000 shares of our common stock at an exercise price of $3.52 per share to one of our employees.

On November 25, 2002, we issued options to purchase an aggregate of 819,500 shares of our common stock at an exercise price of $3.90 per share to certain of our directors, officers, employees and consultants.

On May 8, 2003, we issued options to purchase an aggregate of 25,000 shares of our common stock at an exercise price of $3.60 per share to one of our directors.

Item 6. Selected Financial Data

The following table presents certain selected financial data for Jennifer
Convertibles, Inc. and subsidiaries

                                        (in thousands, except share data)
Operations Data:                  Year       Year        Year       Year       Year
                                 Ended      Ended       Ended       Ended      Ended
                               8/30/2003  8/31/2002   8/25/2001   8/26/2000   8/28/1999

Revenue                         $126,577   $151,183    $136,642   $133,701    $114,919


Cost of sales, including store
  occupancy, warehousing,
  delivery and service costs       87,061    96,459      92,686     88,087      76,855

Selling, general and
  administrative expenses          41,846    42,962      39,963     38,615      35,688

Depreciation and amortization       1,738     1,660       1,854      1,691       1,668
                                  130,645   141,081     134,503    128,393     114,211


Operating income                   (4,068)   10,102       2,139      5,308         708


Interest income                       136       210         466        358         171


Interest expense                      (11)      (14)        (84)       (82)       (106)


Income  before income taxes        (3,943)   10,298       2,521      5,584         773


Income tax (benefit) expense         (566)     (693)       (227)       709         537


Net income (loss)                 ($3,377)  $10,991      $2,748     $4,875        $236


Basic income (loss) per share      ($0.60)    $1.93       $0.48      $0.85       $0.04


Diluted income (loss) per share    ($0.60)    $1.50       $0.38      $0.68       $0.03


Weighted average common shares
  outstanding basic income (loss)
  per share                     5,709,900  5,704,058  5,704,058  5,704,058   5,701,559



Stock options                           -    177,868     51,378     63,300      22,077

Convertible preferred stock             -  1,443,164  1,443,164  1,443,164   1,430,722



diluted income (loss) per share 5,709,900  7,325,090  7,198,600  7,210,522   7,154,358


Cash Dividends on Series B
  Preferred Stock                      71          -          -         -            -


Store data:                      8/30/2003  8/31/2002  8/25/2001  8/26/2000  8/28/1999

Company-owned stores open
at the end of period                  138        120        112        102          84

at the end of period                   48         48         48         46          62

open at end of period                   3          3          3          3           9
Total stores open at end of period    189        171        163        151         155


Balance Sheet Date:               8/30/2003  8/31/2002  8/25/2001  8/26/2000  8/28/1999

Working capital (deficiency)       $3,625     $5,891    ($3,939)   ($6,842)   ($11,073)
Total assets                       39,707     43,625     36,774     30,992      26,145
Long-term obligations                   -          -          -          -          63
Total liabilities                  32,863     33,539     37,679     34,645      34,673
Stockholders equity (Capital
 deficiency)                        6,844     10,086       (905)    (3,653)     (8,528)
Stockholders equity (Capital
  deficiency) per outstanding
  shares                            $1.20      $1.77     ($0.16)    ($0.64)     ($1.50)


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

   In July 2001, we entered into proposed settlement agreements and an Interim Operating Agreement with a related private company that currently operates 28 Jennifer Convertibles stores, which significantly affect the way we operate with the private company.

Results of Operations

Fiscal year ended August 30, 2003 compared to fiscal year ended August
31, 2002:

   Net sales includes merchandise sales of $115,550,000 and $137,209,000 and revenue from the related private company of $3,027,000 and $3,231,000 for the fiscal years ended August 30, 2003 and August 31, 2002, respectively. Net sales of merchandise decreased 15.8%, or $21,659,000, for the fiscal year ended August 30, 2003 primarily due to the overall softness in the economy and the poor weather conditions in the Northeast that had adversely affected retailers generally. Decreased same store sales were partially offset by revenue from the 18 new stores opened during the year.

   Revenue from service contracts decreased 25.5% to $8,000,000 for the fiscal year ended August 30, 2003, as compared to $10,743,000 for the fiscal year ended August 31, 2002. Beginning May 27, 2001, we changed the method under which we recognize income from the sale of fabric protection (and associated warranties). Before May 26, 2001, the private company was responsible for all fabric protection warranty claims, and all fabric protection revenue was recognized at the time of sale to the customer. After May 26, 2001, as a result of the execution of the Interim Operating Agreement, we became responsible for all fabric protection claims and revenue from the sale of fabric protection began to be recognized over the estimated service period. The effect was that fabric protection revenue, which we would have previously recognized as revenue, was immediately treated as deferred income on our balance sheet and, except for the amendment to the agreement with the private company referred to in the following paragraph, would have been recognized in proportion to the costs expected to be incurred in performing services under the plan.

   As this accounting treatment was an unintended result of the Interim Operating Agreement, we entered into an amendment to such agreement with the private company pursuant to which, for a payment of $400,000 , payable in eight installments of $50,000, the private company became responsible for fabric protection claims made after June 23, 2002, as to previously sold merchandise and, for $50,000 per month, subject to adjustment based on the annual volume of sales of the fabric protection plans, the private company is responsible for fabric protection claims made with respect to all merchandise sold between June 23, 2002 and August 28, 2004, subject to an extension at our option through August 27, 2005. As a result of this amendment during fiscal 2002, $2,121,000 of revenue which had been deferred as of August 25, 2001 was recognized in fiscal 2002. Service contract revenue for 2003 was lower than the 2002 fiscal year primarily due to the favorable impact of this amendment on 2002 results and as a direct result of reduced merchandise sales in fiscal 2003 compared to fiscal 2002.

   Cost of sales decreased to $87,061,000 for the fiscal year ended August 30, 2003, from $96,459,000 for the fiscal year ended August 31, 2002. However, cost of sales as a percentage of revenue was 68.8% in fiscal 2003, an increase of 5.0% over the prior year. The increase is attributable to several factors, including the increase of occupancy costs as a percentage of revenue in 2003, the recognition in 2002 of the $2,121,000 of fabric protection revenue, as a result of the amendment described above and the decrease in revenue from service contracts which has a very high gross margin compared to furniture sales.

   Under the Interim Operating Agreement which went into effect May 27, 2001, we are no longer charged for warehousing fees by the private company, but instead provide such services and charge such fees to the private company. Warehousing fees charged to the private company (included in net sales) amounted to $597,000 in fiscal 2003 compared to $673,000 in fiscal 2002. We also bear the expenses of operating the warehouse system. We reduced such expenses by $656,000 to $3,592,000 in fiscal 2003, a 15.4% reduction compared to $4,248,000 in fiscal 2002. Such reduction was accomplished primarily by reducing payroll.

   Selling, general and administrative expenses were $41,846,000 (33.1% as a percentage of revenue) for the fiscal year ended August 30, 2003, as compared to $42,962,000 (28.4% as a percentage of revenue) for the fiscal year ended August 31, 2002, an increase of 4.7% as a percentage of revenue. Although costs decreased by approximately $1,116,000, selling, general and administrative expenses as a percentage of revenue increased due to the reduction in revenue. The most significant reason for the decrease in overall expenses can be attributed to a reduction in compensation to officers and sales staff of $1,798,000 and a reduction in advertising expense of $719,000. This was partially offset by the $1,326,000 charged to us by the private company pursuant to the Interim Operating Agreement, which includes a requirement that we pay the private company specified amounts based on decreases in its sales volume. We also experienced an increase in legal fees due to increased litigation.

   Our net receivables from the private company of $3,150,000 decreased in the aggregate by $546,000 as of August 30, 2003, compared
to the prior year end.    We have fully reserved uncollected amounts,
which totaled $4,722,000 as of August 30, 2003 and 4,754,000 as of August 31, 2002. The collectibility of these amounts is uncertain.

   Interest income decreased by $74,000 to $136,000 for the fiscal year ended August 30, 2003, as compared to $210,000 during the prior year. The decrease is due to less funds available for investing and lower returns on investments.

   We reported income tax benefits of $566,000 and $693,000 in 2003 and 2002, respectively. The 2002 benefit results primarily from decreases in the valuation allowance on our deferred tax asset, net of current tax expense. The 2003 tax benefit results from the tax effect of the loss for the year, net of an increase in the valuation allowance on the deferred tax asset.

   The net loss in the fiscal year ended August 30, 2003 was $3,377,000 compared to net income of $10,991,000 in the fiscal year ended August 31, 2002, resulting in a decrease of income of $14,368,000 in fiscal 2003. The principal reasons for the decrease are the overall softness of the economy, current world affairs, the extremely inclement weather in the Northeast, the increase in the amount charged to us by the private company pursuant to the Interim Operating Agreement and $2,121,000 of deferred revenue from fiscal 2001 which was recognized as revenue in the year ended August 31, 2002.

Fiscal year ended August 31, 2002 compared to fiscal year ended August
25, 2001:

   Net sales includes merchandise sales of $137,209,000 and $130,184,000 and income from a related private company of $3,231,000 and $2,082,000 for the fiscal years ended August 31, 2002 and August 25, 2001, respectively. Net sales of merchandise increased 5.4%, by $7,025,000, for the fiscal year ended August 31, 2002. Sales were positively impacted as a result of opening eight stores during the fiscal year ended August 31, 2002, as well as by an aggressive merchandise financing program.

   Revenue from service contracts increased 145.5% to $10,743,000 for the fiscal year ended August 31, 2002, as compared to $4,376,000 for the fiscal year ended August 25, 2001. Beginning May 27, 2001, we changed the method under which we recognize income from the sale of fabric protection (and associated warranties). Before May 26, 2001, the private company was responsible for all fabric protection warranty claims, and all fabric protection revenue was recognized at the time of sale to the customer. After May 26, 2001, as a result of the execution of the Interim Operating Agreement, we became responsible for all fabric protection claims and revenue from the sale of fabric protection began to be recognized over the estimated service period. The effect was that fabric protection revenue, which we would have previously recognized as revenue, was immediately treated as deferred income on our balance sheet and, except for the amendment to the agreement with the private company referred to in the following paragraph, would have been recognized in proportion to the costs expected to be incurred in performing services under the plan.

   As discussed above, in accordance with the amendment to the Interim Operating Agreement, the private company is responsible for fabric protection claims made with respect to all merchandise sold between June 23, 2002 and August 28, 2004, subject to an extension at our option through August 27, 2005. Accordingly, all of the $2,121,000 of deferred revenue as of August 25, 2001, together with deferred revenue resulting from sales after such date through June 23, 2002, was recognized as revenue during the year ended August 31, 2002. Substantially all of such deferred revenue was recognized in the fourth quarter. In addition to the effect of the deferred revenue reversal, service contract revenue for 2001 was reduced by $1,515,000 for fabric protection fees paid to the private company prior to the inception of the Interim Operating Agreement, whereas in 2002, revenue from service contracts includes $103,000 received from the private company.

   Cost of sales increased to $96,459,000 for the fiscal year ended August 31, 2002, from $92,686,000 for the fiscal year ended August 25, 2001. Cost of sales as a percentage of revenue was 63.8% in fiscal 2002, a decrease of 4.0% from 67.8% in the prior year. The decrease was attributable to an increase in revenue from service contracts, including the recognition of $2,121,000 of fabric protection revenue, which was deferred in 2001. Revenue from service contracts has a very high gross margin. Included in cost of sales in 2001 are charges from the private company for warehouse expenses in the amount of $3,338,000 in 2001. There were no such charges in 2002.

   As discussed above, pursuant to the Interim Operating Agreement, we are no longer charged for warehousing fees by the private company, but instead provide such services and charge such fees to the private company. Warehousing fees charged to the private company (included in net sales) amounted to $673,000 in fiscal 2002. We also bear the expenses of operating the warehouse system. Such expenses amounted to $4,248,000 in fiscal 2002.

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

   Our net receivables from the private company $7,950,000 decreased in the aggregate by $86,000 as of August 31, 2002, compared to the prior year end. In connection with the uncertainty of collectibility and the relationship with the private company and us, we account monthly for transactions on an offset basis. If the result of the offset is a receivable due from them, then such net amount will be generally recognized to the extent that cash is received from the private company prior to the issuance of our financial statements. We have fully reserved uncollected amounts, which totaled $4,754,000 as of August 31, 2002 and 4,811,000 as of August 25, 2001. The collectibility of these amounts is uncertain.

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

   Net income in the fiscal years ended August 31, 2002 and August 25, 2001 was $10,991,000 and $2,748,000, respectively, amounting to an increase of income of $8,243,000 in fiscal 2002. The principal reason for the increase is (1) increased sales resulting from financing programs, (2) selling more service contracts and (3) the $2,121,000 of deferred revenue as of August 25, 2001, which was recognized as revenue in the year ended August 31, 2002.

Liquidity and Capital Resources

   As of August 30, 2003, we had aggregate working capital of $3,625,000 compared to aggregate working capital of $5,891,000 as of August 31, 2002, and had available cash and cash equivalents of $12,761,000 compared to cash and cash equivalents of $15,973,000 as of August 31, 2002. The decrease in cash and cash equivalents results from $1,895,000 of net cash used for operating activities, $1,264,000 of net cash used for investment activities attributable to the purchase of fixtures and equipment and $53,000 of net cash used for financing activities as a result of dividends paid on preferred stock which were partially offset by the proceeds received from the exercise of stock options. Although general trends in the economy have adversely affected retail sales and our operating cash flow, in the opinion of management, cash flows, together with available working capital will be adequate to fund operations during fiscal 2004.

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

   Starting in 1995, the private company entered into offset agreements with us that permit us to offset our current monthly obligations to one another up to $1,000,000. Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of these offset agreements, current obligations of the private company and the unconsolidated licensees as of August 30, 2003, have been subsequently paid. Additionally, as part of such agreements, the private company, in November 1995, agreed to assume certain liabilities owed to us by the unconsolidated licensees. Our receivables from the private company and the unconsolidated licensees, which arose in fiscal 1996 and prior years, had been reserved for.

   In March 1996, we executed a Credit and Security Agreement with our principal supplier, Klaussner, which extended the payment terms for merchandise shipped from 60 days to 81 days. Since February 1999, we have not exceeded these 81 day payment terms. As of August 30, 2003, there were no amounts owed to Klaussner, that exceeded these extended payment terms. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of .67% per month for invoices we pay beyond the normal 60 day terms. This provision became effective commencing in January 1998. See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 10, 2004, which is hereby incorporated by reference. As part of the Credit and Security Agreement, we granted a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a license agreement to operate our business in the event of default. In May 2003, we executed a Termination Agreement and Release whereby Klaussner released the liens on our assets.

   In fiscal 2003, we opened 18 new stores. We have not closed a store in the last three fiscal years.

   For the fiscal years ended August 30, 2003 and August 31, 2002, we spent $1,264,000 and $767,000, respectively, in capital expenditures. We currently anticipate capital expenditures of approximately $500,000 during fiscal 2004 to support the opening of new stores during the next fiscal year. We do not anticipate needing outside financing for such expansion. In connection with the Termination Agreement and Release executed by Klaussner and us in May 2003, a credit line which Klaussner had made available to us in December 1999, whereby Klaussner agreed to lend us $150,000 per new store for up to 10 new stores was
also terminated.   The credit line had never been drawn upon.

   The proposed settlement agreements and the Interim Operating
Agreement we entered into with the private company impacts our liquidity, capital resources and operations in a number of ways, including:

     . In return for providing warehousing services to the stores owned by the private company, the private company will pay us (i) through May 2006, a fee for all fabric protection and warranty services sold in their stores plus 2.5% of their yearly net sales for net sales up to an aggregate of $27,640,000 and 5.0% of their yearly net sales for net sales in excess of $27,640,000, and (ii) during each 12 month period after May 2006, until we either buy the private company or until December 31, 2049, a fee based on all fabric protection and warranty services sold in their stores plus 7.5% of their yearly net sales.

     . We have the right to open an unlimited number of stores in the state of New York for a royalty of $400,000 per year (which includes stores already opened).


     . The private company is obligated to pay us $125,750 per month for advertising. This represents a decrease from the $150,000 per month to which we were previously entitled. In addition, if private company sales are less than $45,358,000 for the initial period from January 1, 2002 through August 30, 2003 and less than $27,640,000 for each succeeding twelve (12) month period commencing August 31, 2003, we must reimburse the private company $0.50 for every dollar of sales under those amounts subject to the $4,500,000 and $2,700,000 caps described in the paragraph below. We were obligated to pay the private company $1,105,000 under this provision in fiscal 2003.

     . Because we may negatively impact the private company's sales by opening additional stores of our own within the state of New York and because we will be managing the private company's stores, we agreed to pay the private company 10% of the amount by which its net sales for the initial period from January 1, 2002 through August 30, 2003 were less than $45,358,000, provided that if its sales fell below $42,667,000 for that initial period, we were obligated to pay the private company 15% of such shortfall amount, provided further that such amounts, together with amounts we were required to pay for advertising if the private company's sales had dropped below $45,358,000 during such initial period, shall not have, in the aggregate, exceeded $4,500,000 for such initial period. Upon the expiration of the initial period, if the private company's sales during any 12-month period commencing on August 31, 2003 are less than $27,640,000, we are obligated to pay the private company 10% of such shortfall amount, provided that if its yearly net sales fall below $26,000,000, we will pay the private company 15% of such shortfall amount, provided further that such amounts, together with amounts we may pay for advertising if the private company's sales drop below $27,640,000 during in any 12-month period, shall not, in the aggregate, exceed $2,700,000 during such 12-month period. We were obligated to pay the private company $221,000 under this provision in fiscal 2003.


     . Messrs. Greenfield and Seidner, officers, directors and principal stockholders of the Company, had agreed to be responsible for up to an aggregate of $300,000 of amounts due under these provisions in each year. The agreement with Messrs. Greenfield and Seidner was terminated effective July 16, 2003 and they were not required to pay a contribution of $188,000 for the year ended August 30, 2003. The Company recorded $188,000 of compensation expense and a corresponding increase to additional paid in capital representing the benefit received by Messrs. Greenfield and Seidner as a result of the termination of the agreement.

     . In settlement of certain disputes for amounts due us from the private company, the private company has agreed to execute several notes to us in the aggregate principal amount of $2,600,000, plus amounts owed as of the closing date for purchasing and other services.


     . The effect of these agreements with the private company, including our assumption of the warehousing responsibilities, decreased our operations by $931,000 in fiscal 2003 and improved our operations by $1,190,000 for fiscal 2002, compared to the results we would have achieved based on the same sales levels under the agreements effective prior to the Initial Operating Agreement. There is no assurance that the agreement will improve our future operating results in the future.

   For a more detailed discussion of the proposed settlement agreement and the Interim Operating Agreement, see "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 10, 2004, which is hereby incorporated by reference.

     The following table sets forth our future contractual obligations in total, for each of the next five years and thereafter, as of August 30, 2003. Such obligations include the retail store leases, the lease for the executive office, written employment contracts for two of our executive officers, and agreements to pay the private company royalties.


(Dollars in thousands)   2004    2005    2006    2007   2008 Thereafter  Total

Operating leases for
 retail stores and
 executive office (1)  $17,174 $13,247 $11,697 $10,513 $8,523  $20,092  $81,246
Royalty payments to the
 private company (2)       400    -       -       -      -        -         400
Employment contracts       900     900    -       -      -        -       1,800
Fabric protection fees to
 the private company       550    -       -       -      -        -         550
Total contractual
 obligations (3)       $19,024 $14,147 $11,697 $10,513 $8,523  $20,092  $83,996


  (1)  While we pay the private company, pursuant to the Interim
       Operating Agreement, for the cost of the warehouse leases, such leases are not contractual obligations for which we are directly liable. The approximate amount that we pay the private company for the leases is $950,000 per year (see note 2 below) and is not included in the table above.

  (2) Continued payment of the royalty and other obligations may be based on the approval of the proposed settlement agreement.

  (3) The table does not include a commitment to pay the private company a maximum of $2.7 million annually (see discussion above) in shortfall payments and certain other amounts that are not currently determinable, such as warehousing fees.

   Recently issued accounting standards

   Goodwill consists of the excess of cost of our investments in certain subsidiaries over the fair value of net assets acquired.
Prior to the adoption of SFAS 142, (see below), effective as of the beginning of fiscal 2002, impairment was assessed based on undiscounted cash flows of the related stores, and goodwill was being amortized over periods of 10 to 40 years from the acquisition date using the straight-line method. Accumulated amortization as of August 25, 2001 amounted to $476,000.

   In July 2001, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, we elected to adopt this standard as of the beginning of our fiscal year ended August 31, 2002. During fiscal 2003, we performed the required impairment tests and determined that there is no impairment of our goodwill.

   Net income and related per share amounts adjusted to exclude amortization of goodwill are as follows:

   (Dollars in thousands, except for share amounts)

                                      2001
   Reported net (loss) income        $2,748
   Goodwill amortization                174
   Adjusted net (loss) income        $2,922

   Basic (loss) income per share:
     Reported net (loss) income       $0.48
     Goodwill amortization             0.03
     Adjusted net (loss) income       $0.51

   Diluted (loss) income per share:
     Reported net (loss) income       $0.38
     Goodwill amortization             0.02
     Adjusted net (loss) income       $0.40


   Significant Accounting Policies

   The receivable from the private company as of August 30, 2003 represents current charges aggregating $3,150,000, principally for merchandise transfers, warehousing services and advertising costs, which are payable within 85 days of the end of the month in which the transactions originate. Such amount has been fully paid subsequent to the balance sheet date. In addition to the above, the receivables from the private company include $4,722,000, representing unpaid amounts from fiscal 1996 and prior years, which are in dispute and have been fully reserved for in the accompanying financial statements. As explained in Note 4 in Notes to Consolidated Financial Statements, as part of a proposed settlement, the disputed balance will be settled by the private company executing two notes to us in the aggregate principal amount of $2,400,000 payable over a three to five year period. We intend to maintain a reserve for the full amount of the notes and record income as collections are received.

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

   Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Sales are made on either a non-financed or financed basis. A minimum deposit of 50% is typically required upon placing a non-financed sales order with the balance payable upon delivery.

   Commencing June 23, 2002, and prior to May 27, 2001, a subsidiary of the private company assumed all performance obligations and risks of any loss under the lifetime protection plans and accordingly, we recognized revenue from the sale of service contracts related to the plans during such periods at the time of sale to the customer. During the period from May 27, 2001 through June 22, 2002 as part of the Interim Operating Agreement entered into with the private company, we agreed to assume responsibility and risk of loss under the plans for sales of service contracts during such period and accordingly revenue from sales of the service contracts was deferred and amortized into income in proportion to the costs expected to be incurred in performing services under the plans.

Inflation

   There was no significant impact on our operations as a result of inflation during the three fiscal years ended August 26, 2001, August 31, 2002 and August 30, 2003.

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

   We incurred a net loss of ($3,377,000) in the fiscal year ended August 30, 2003 and achieved net income of $10,991,000 and $2,748,000 in the fiscal years ended August 31, 2002 and August 25, 2001 respectively. The furniture business is cyclical and we have been impacted and will continue to be affected by changes in such cycles, by losses from new stores, the overall economic and political climate, changes in consumer preferences or demographics or unknown risks and uncertainties that may cause us to continue to incur losses from operations.

The outcome of pending litigation is uncertain and may entail significant expense.

   As described under "Legal Proceedings", we are currently involved in certain derivative litigation. We have spent a substantial amount on legal fees and other expenses in connection with such litigation. Although we have entered into proposed settlement agreements which we expect will soon be presented to the court for its approval, effectiveness of such agreements is subject to such court approval and other conditions and there can be no assurance that such conditions will be met. In addition to the derivative litigation, as described under "Legal Proceedings", there are several other actions in which we are involved. There is no assurance that we will prevail in these actions and to the extent that any recovery is not covered by insurance, it could adversely affect our cash position.

We may be liable for up to $2,700,000 per year of "short-fall" payments to the private company.

   As part of our proposed settlement with the private company, we obtained the right to open an unlimited number of stores in New York for a royalty of $400,000 per year. Because we will be managing the private company's stores and because we may negatively impact the private company's sales by opening stores in its territory, we agreed to pay the private company up to $4,500,000 for the initial period beginning January 1, 2002 and ended August 30, 2003 and $2,700,000 per year thereafter, if its sales drop below specified levels. For the initial period, which ended August 30, 2003, the amount of "short-fall" payments we paid to the private company was $1,326,000. The provisions of the proposed settlement are currently in effect as a result of the Interim Operating Agreement.

Our company could suffer from potential conflict of interest.

   Potential conflicts of interest exist since two of our principal stockholders, directors and officers, Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer, and Edward B. Seidner, a director and our Executive Vice President, are owed over $10 million by the private company, which owns, controls or licenses the private company stores. Accordingly, such persons derive substantial economic benefits from the private company. In addition, Fred Love, the owner of the related private company, is Mr. Greenfield's brother-in-law. Circumstances may arise in which the interest of the private company stores, of the private company or of Mr. Greenfield and Mr. Seidner will conflict with our interests, including the negotiations to settle the litigation described above. There are also numerous relationships, and have been numerous transactions, between us and the private company, including an agreement under which we warehouse and purchase merchandise for the private company, manage its stores and provide it other services. See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 10, 2004, which is hereby incorporated by reference.

We heavily depend on two suppliers.

   We purchase a significant percentage of our merchandise from Klaussner, which also manufactures furniture under the Sealy brand name. During the fiscal year ended August 30, 2003, we purchased approximately 60% of our merchandise from Klaussner. Since a large portion of our revenues have been derived from sales of Klaussner products, the loss of this supplier could have a material adverse impact on us until alternative sources of supply are established. Klaussner is also a principal stockholder and creditor of ours and owns retail stores that compete with ours. Klaussner's position as a significant creditor could potentially result in a temporary or permanent loss of our principal supply of merchandise, if, for example, Klaussner halted supply because we defaulted on or were late in making our payments to Klaussner. See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February
10, 2004, which is hereby incorporated by reference.   Also, we
purchase a significant percentage of our merchandise from Natale, our principal leather supplier. During the fiscal year ended August 30, 2003, we purchased approximately 33% of our merchandise from Natale. It is the Company's intent to reduce its dependency on Natale and it has begun purchasing its leather merchandise from other suppliers.

The cyclical nature of the furniture industry poses risks to us from prolonged economic downturn.

   The furniture industry has been historically cyclical, fluctuating with general economic cycles. During economic downturns, the furniture industry tends to experience longer periods of recession and greater declines than the general economy. We believe that the industry is significantly influenced by economic and political conditions generally and particularly by consumer behavior and confidence, the level of personal discretionary spending, housing activity, interest rates, credit availability, demographics and overall consumer confidence. All of these factors are currently being negatively affected by the economic downturn and a prolonged economic downturn might have a material adverse effect on our business.

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

   Our ability to expand and support our business may depend upon our ability to obtain additional financing. We may have difficulty obtaining debt financing. Until May 2003, when we executed the Termination and Release Agreement, all of our assets were pledged to Klaussner as security for the amounts we owe under the Klaussner Credit and Security Agreement. From time to time, our financial position has made it difficult for us to secure third party consumer financing. Inability to offer such financing adversely affects sales.

Harley J. Greenfield and current management are likely to retain control.

   As of November 21, 2003, Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer and principal stockholder, beneficially owns approximately 28.2% of our outstanding shares of common stock. Approximately 65.7% of the outstanding common stock is beneficially owned by all officers and directors as a group, including Messrs. Greenfield and Seidner. Since the holders of our common stock do not have cumulative voting rights, such officers' and directors' ownership of our common stock will likely enable them to exercise significant influence in matters such as the election of our directors and other matters submitted for stockholder approval. Also, the relationship of such persons to the private company could serve to perpetuate management's control in light of the private company's performance of important functions.

Our future success depends heavily on two executives.

   Our future success will depend substantially upon the abilities of Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer and one of our principal stockholders, as well as Rami Abada, our President, Chief Operating Officer and Chief Financial Officer. The loss of Mr. Greenfield's and/or Mr. Abada's services could materially adversely affect our business and our prospects for the future. We do not have key man insurance on the lives of such individuals.

We are not likely to declare dividends on common stock.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

Item 9A. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures.   In response
to the requirements of the Sarbanes-Oxley Act of 2002, as of the end of the period covering this report, the evaluation date, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers concluded that, as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries was made known to them by others within those entities, particularly during the period in which this report was being prepared.

   Changes in Internal Controls.    There were no changes in our
internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                               PART III

Item 10. Our Directors and Executive Officers.

   The information set forth under the caption "Election of Directors" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 10, 2004 is hereby incorporated by reference.


Item 11. Executive Compensation.

The information set forth under the caption "Executive Compensation" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 10, 2004 is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 10, 2004 is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

The information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 10, 2004 is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the caption "Principal Accounting Fees and Services" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 10, 2004 is hereby incorporated by reference.

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

4.1 Form of Non-Qualified Stock Option Agreement with certain directors and officers of Jennifer Convertibles, Inc. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 1, 2003.

4.2 Form of Non-Qualified Stock Option Agreement with certain employees and consultants of Jennifer Convertibles, Inc. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 1, 2003.

4.4 Jennifer Convertibles, Inc. 2003 Stock Option Plan, incorporated herein by reference to our Proxy Statement on
       Schedule 14A filed on August 11, 2003.

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

  (3)  Exhibits


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

10.22 Note, dated as of September 1, 1999, in the principal amount of $447,000 to the order of Jenco Partners, L.P. from Jennifer Convertibles, Inc., incorporated herein by reference to our Current Report on Form 8-K dated August 20, 1999 and filed September 3, 1999 reporting on an Item 5 event.

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

  (3)  Exhibits

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

10.44  Side Letter regarding Fairness Opinion dated as of July 6,
       2001 by and between JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.45  Agreement dated as of July 6, 2001 by and between Harley
       J. Greenfield, Edward B. Seidner and JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.46 Audit Committee Charter incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2002.

10.47 Amendment No. 1 to Management Agreement and License by and among Jara Enterprises, Inc., Jennifer Convertibles, Inc., Fred Love and Jennifer Acquisition Corp. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2002.

10.48  Amendment No. 1 to Warehouse Agreement by and between Jara
       Enterprises, Inc. and Jennifer Convertibles, Inc.
       incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2002.

10.49 Termination Agreement and Release, by and among Klaussner Furniture Industries, Inc., Jennifer Convertibles, Inc. and the other signatories thereto incorporated herein by reference to our Current Report on Form 8-K filed on May 13, 2003 reporting as an Item 5 event.

10.50 Amendment No. 2 to Warehousing Agreement, by and between Jara Enterprises, Inc. and Jennifer Convertibles, Inc. incorporated herein by reference to our Current Report on Form 8-K filed on May 13, 2003 reporting as an Item 5 event..

10.51 Amendment No. 2 to Management Agreement and License, by and among between Jara Enterprises, Inc., Jennifer Convertibles, Inc., Fred Love and Jennifer Acquisition Corp., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003.

10.52  Termination Agreement by and between Jennifer
       Convertibles, Inc., Harley Greenfield and Edward Seidner.*

21.1   Subsidiaries, incorporated herein by reference to Exhibit
       22.1 to our Annual Report on Form 10-K for fiscal year ended August 27, 1994.

23.1   Consent of Eisner LLP. *

31.1   Certification of Chief Executive Officer.*

31.2   Certification of Chief Financial Officer.*

32.1   Certification of Principal Executive Officer pursuant to
       U.S.C. Section 1350.*

32.2   Certification of Principal Financial Officer pursuant to
       U.S.C. Section 1350.*

* Filed herewith.

     (b)   Reports on Form 8-K.

     (1) On June 9, 2003 we filed a current report on Form 8-K announcing that we had been accepted for listing on the American Stock Exchange.

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

NAME                          POSITION                        DATE




/s/Harley J. Greenfield   Chairman of the Board      November 26, 2003
   Harley J. Greenfield   and Chief Executive
                          Officer (Principal
                          Executive Officer)

/s/Edward B. Seidner      Director                   November 26, 2003
   Edward B. Seidner

/s/Bernard Wincig         Director                   November 26, 2003
   Bernard Wincig

/s/Edward Bohn            Director                   November 26, 2003
   Edward Bohn

/s/Kevin J. Coyle         Director                   November 26, 2003
   Kevin J. Coyle

/s/Mark Berman            Director                   November 26, 2003
   Mark Berman

/s/Rami Abada             President, Director,       November 26, 2003
   Rami Abada             Chief Operating
                          Officer And Chief
                          Financial Officer

                                               Exhibit 10.52


                    TERMINATION AGREEMENT

This Termination Agreement (this "Termination Agreement") is dated as of October 8, 2003 by and among Harley J. Greenfield, an individual having an address of c/o Jennifer Convertibles, Inc., 419 Crossways Park Drive, Woodbury, NY 11797 ("Greenfield"), Edward B. Seidner, an individual having an address of c/o Jennifer Convertibles, Inc., 419 Crossways Park Drive, Woodbury, NY 11797 ("Seidner") and Jennifer Convertibles, Inc., a Delaware Corporation ("JCI"). Collectively, Greenfield, Seidner and JCI are referred to herein as the "Parties" and, individually, each shall be referred to as a "Party".

                          RECITALS:

WHEREAS,   the  Parties  have  entered  into  that   certain
Agreement dated as of July 6, 2001 (the "Agreement") wherein

Greenfield and Seidner have agreed to pay to JCI a portion of certain contingent amounts pursuant to the terms of the Management Agreement (as defined in the Agreement);
WHEREAS, in order to eliminate certain conflicts and for other good and valuable consideration the Parties have agreed to terminate the Agreement; and WHEREAS, the independent directors of the board of directors of JCI have concluded that the termination of the Agreement is prudent and in the best interests of the shareholders of JCI.
NOW, THEREFORE, the Parties hereto agree as follows:

                         TERMINATION

The Agreement is hereby terminated as of July 16, 2003 and all provisions therein, including those that expressly or implicitly survive termination, are of no further force or effect.

                        MISCELLANEOUS
This   Termination  Agreement  shall  be  governed  by   and
construed  in accordance with the laws of the State  of  New
York.

This Termination Agreement may be executed in one or more counterparts, each of which shall constitute an original, and all of which, taken together, shall be deemed to constitute one and the same agreement.

                    *    *    *    *    *

                                                 Exhibit 10.52

IN WITNESS WHEREOF, the parties hereto have caused this Termination Agreement to be duly executed by their duly authorized officers as of the day and year above written.



                             By:   /s/ Harley J. Greenfield
                                   Name:  Harley J. Greenfield
                                   an individual

                             By:   /s/ Edward B. Seidner
                                   Name:  Edward B. Seidner
                                   an individual


                             JENNIFER CONVERTIBLES, INC.

                             By:   /s/ Harley J. Greenfield
                                   Name: Harley J. Greenfield
                                   Title: Chief Executive Officer

                                             Exhibit 23.1




INDEPENDENT AUDITORS' CONSENT


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-101024) of Jennifer
Convertibles, Inc. of our report dated November 11, 2003 with respect to the consolidated financial statements of Jennifer Convertibles, Inc. and subsidiaries included in this Annual Report (Form 10-K) for fiscal year ended August 30, 2003.




Eisner LLP

New York, New York
November 25, 2003

                        EXHIBIT 31.1


          CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Harley J. Greenfield, certify that:

1. I have reviewed this annual report on Form 10-K of Jennifer Convertibles, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 26, 2003

/s/   Harley J. Greenfield
      Harley J. Greenfield, Chief Executive Officer

                        EXHIBIT 31.2



          CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Rami Abada, certify that:

1. I have reviewed this annual report on Form 10-K of Jennifer Convertibles, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 26, 2003

/s/   Rami Abada
      Rami Abada, Chief Financial Officer

                        EXHIBIT 32.1

        Certification of Principal Executive Officer
               Pursuant to U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                           of 2002

I, Harley J. Greenfield, Chief Executive Officer of Jennifer Convertibles, Inc., hereby certify, to my knowledge, that the annual report on Form 10-K for the period ending August 30, 2003 of Jennifer Convertibles, Inc. (the "Form 10-K") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Jennifer Convertibles, Inc.


Dated: November 26, 2003  /s/ Harley J. Greenfield
                          Harley J. Greenfield
                          Chief Executive Officer
                          (Principal Executive Officer)

                             EXHIBIT 32.2

             Certification of Principal Financial Officer
                    Pursuant to U.S.C. Section 1350
 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Rami Abada, Chief Financial Officer of Jennifer Convertibles, Inc., hereby certify, to my knowledge, that the annual report on Form 10-K for the period ending August 30, 2003 of Jennifer Convertibles, Inc. (the "Form 10-K") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Jennifer Convertibles, Inc.

Dated: November 26, 2003  /s/ Rami Abada
                          Rami Abada
                          Chief Financial Officer
                         (Principal Financial Officer)

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                  Index to Financial Statements




Independent Auditors' Report...............................................F1

Consolidated Balance Sheets at August 30, 2003 and August 31,
    2002...................................................................F2

Consolidated Statements of Operations for the years ended
    August 30, 2003, August 31, 2002 and August 25, 2001...................F3

Consolidated Statements of Stockholders' Equity (Capital
    Deficiency) for the years ended August  30, 2003, August 31, 2002, and August 25, 2001....................................................F4

Consolidated Statements of Cash Flows for the years ended
    August 30, 2003, August 31, 2002 and August 25, 2001...................F5

Notes to Consolidated Financial Statements.................................F6

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Jennifer Convertibles, Inc.
Woodbury, New York


We have audited the accompanying consolidated balance sheets of Jennifer Convertibles, Inc. and subsidiaries as of August 30, 2003 and August 31, 2002, and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for each of the three years in the period ended August 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jennifer Convertibles, Inc. and subsidiaries as of August 30, 2003 and August 31, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended
August 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3, the Company has significant transactions with a company owned by a related party.



Eisner LLP

New York, New York
November 11, 2003









                                 F1

              JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                  (in thousands, except for share data)
                                ASSETS
                                              August 30,    August 31,
                                                  2003          2002
  Current assets:
    Cash and cash equivalents                   $12,761       $15,973
    Accounts receivable                             408           475
    Merchandise inventories, net                 12,721        13,348
    Due from Private Company, net
       of reserves of $4,722 and $4,754 at
       August 30, 2003 and August 31, 2002,
       respectively                               3,150         3,696
    Deferred tax asset                            2,895         1,950
    Prepaid expenses and other current assets     1,398           801
         Total current assets                    33,333        36,243

  Store fixtures, equipment and leasehold
    improvements at cost, net                     3,854         4,231
  Deferred lease costs and other
    intangibles, net                                 98           195
  Goodwill, at cost, net                          1,796         1,796
  Deferred tax asset                                  -           412
  Other assets (primarily security deposits)        626           748
                                                $39,707       $43,625

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable, trade                     $15,049       $14,037
    Customer deposits                             9,203         7,689
    Accrued expenses and other current
      liabilities                                 4,135         6,955
    Due to Private Company                          500           500
    Deferred rent and allowances current portion    821         1,171
         Total current liabilities               29,708        30,352

  Deferred rent and allowances, net of
    current portion                               3,155         3,187
       Total liabilities                         32,863        33,539

  Commitments and contingencies (Notes 9 and 10)

  Stockholders' Equity
    Preferred stock, par value $.01 per share
        Authorized 1,000,000 shares
        Series A Convertible Preferred-
        10,000 shares issued
        and outstanding at August 30, 2003
        and August 31, 2002
        (liquidation preference $5,000)
        Series B Convertible Preferred-
        26,664 shares issued
        and outstanding at August 30, 2003
        and August 31, 2002
        (liquidation preference $133)
    Common stock, par value $.01 per share
        Authorized 10,000,000 shares;
        issued and outstanding 5,713,058
        shares at August 30, 2003 and
        5,704,058 shares at August 31, 2002          57            57
    Additional paid-in capital                   27,617        27,482
    Accumulated deficit                         (20,830)      (17,453)

                                                  6,844        10,086

                                                $39,707       $43,625
2916:
2917:

See Notes to Consolidated Financial Statements.

                               F2

        JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

           Consolidated Statements of Operations
            (In thousands, except share data)

                               Year ended        Year ended       Year ended
                            August 30, 2003   August 31, 2002   August 25, 2001
                             (52 weeks)         (53 weeks)        (52 weeks)
   Revenue:
     Net sales                $118,577          $140,440          $132,266
     Revenue from service
        contracts                8,000            10,743             4,376
                               126,577           151,183           136,642

   Cost of sales, including
     store occupancy,
     warehousing, delivery
     and services costs         87,061            96,459            92,686

   Selling, general and
     administrative expenses    41,846            42,962            39,963

   Depreciation and
     amortization                1,738             1,660             1,854
                               130,645           141,081           134,503

   Operating (loss) income      (4,068)           10,102             2,139

   Interest income                 136               210               466

   Interest expense                (11)              (14)              (84)

   (Loss) income before
     income taxes               (3,943)           10,298             2,521

   Income tax benefit             (566)             (693)             (227)

   Net (loss) income           $(3,377)          $10,991            $2,748


   Basic (loss) income per
     common share               ($0.60)            $1.93             $0.48

   Diluted (loss) income per
     common share               ($0.60)            $1.50             $0.38

   Weighted average common shares
     outstanding basic income
     per share               5,709,900         5,704,058         5,704,058

   Effect of potential common
     share issuance:
       Stock options              -              177,868            51,378
       Convertible preferred
         stock                    -            1,443,164         1,443,164


   Weighted average common
     shares outstanding diluted
     income per share        5,709,900         7,325,090         7,198,600

See Notes to the Consolidated Financial Statements.

                                        F3

                             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                       Consolidated Statements of Stockholders' Equity (Capital Deficiency)
                       Years Ended August 30, 2003, August 31, 2002, and August 25, 2001
                                    (In thousands, except  share data)

                         Preferred stock     Preferred stock                          Additional
                            Series A             Series B           Common Stock        paid-in   Accumulated
                        Shares  Par Value   Shares   Par Value    Shares   Par Value    capital    (deficit)    Totals
Balances at August
  26, 2000              10,000     -        26,664     -         5,704,058   $57         $27,482    $(31,192)  $(3,653)

Net income                                                                                             2,748     2,748

Balances at August
  25, 2001              10,000     -        26,664     -         5,704,058   $57         $27,482    $(28,444)    $(905)

Net income                                                                                            10,991    10,991

Balances at August
  31, 2002              10,000     -        26,664     -         5,704,058    57         $27,482     (17,453)   10,086

Exercise of stock
  options                                                            9,000     -              18                    18

Dividends on Series B
  Preferred Stock                                                                            (71)                  (71)

Other                                                                                        188                   188

Net loss                                                                                              (3,377)   (3,377)

Balances at August
  30, 2003              10,000     -        26,664     -         5,713,058   $57         $27,617    ($20,830)   $6,844




See Notes to Consolidated Financial Statements.

                                    F4

             JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows
                        (in thousands)

                                        Year Ended     Year Ended    Year Ended
                                        August 30,      August 31,   August 25,
                                           2003           2002          2001
                                        (52 weeks)     (53 weeks)    (52 weeks)
Cash flows from operating activities:
Net (loss) income                         ($3,377)       $10,991        $2,748
Adjustments to reconcile net (loss)
  income to net cash (used in) provided
  by operating activities:
    Depreciation and amortization           1,738          1,660         1,854
    Loss on disposal of equipment            -                24           -
    Provision for warranty costs              (23)            76            50
    Provision for fabric protection costs    -              (273)          273
    Income from prior store closings         -               -             (80)
    Deferred rent                            (382)          (478)         (222)
    Deferred tax benefit                     (533)        (1,737)         (624)
    Recovery of amounts due from
      Private Company                         (33)           (58)          (15)
    Non-cash compensation to                  188            -             -
    stockholders
    Deferred income                          -            (2,121)        2,121
    Changes in operating assets and
      liabilities
    Merchandise inventories                   627           (688)       (1,596)
    Prepaid expenses and other current
      assets                                 (597)          (318)         (107)
    Accounts receivable                        67            282          (429)
    Due from Private Company -net             579             86        (1,716)
    Other assets, net                         122            (16)          (64)
    Accounts payable trade                  1,012         (2,882)        1,884
    Customer deposits                       1,514         (1,004)         (262)
    Accrued expenses and other current
      liabilities                          (2,797)         2,041          (489)
Net cash (used in) provided by
  operating activities                     (1,895)         5,585         3,326


Cash flows from investing activities:
 Capital expenditures                      (1,264)          (767)       (1,362)
 Deferred lease costs and other
   intangibles                               -              -               21
 Payments of amounts payable under
  acquisition agreement                      -              -             (239)
 Proceeds from commercial paper              -              -            3,025
Net cash (used in) provided by
  investing activities                     (1,264)          (767)        1,445

Cash flows from financing activities:
  Proceeds from exercise of stock options      18           -             -
  Dividends on Series B preferred stock       (71)          -             -
Net cash (used in) financing activities       (53)          -             -


Net (decrease) increase in cash and
  cash equivalents                         (3,212)         4,818         4,771

Cash and cash equivalents at
  beginning of year                        15,973         11,155         6,384

Cash and cash equivalents at end of year   $12,761       $15,973       $11,155


Supplemental disclosure of cash flow
  information:

Income taxes paid                            $962           $699        $1,146

Interest paid                                 $11            $14           $84

See Notes to Consolidated Financial Statements.


                                  F5

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 30, 2003, August 31, 2002 and August 25, 2001
             (In thousands except for share amounts)


(1)  Business

   Jennifer Convertibles, Inc. and subsidiaries (the "Company") owns and is the licensor of specialty retail stores that sell a complete line of sofabeds, as well as sofas and companion pieces, such as loveseats, chairs and recliners, and specialty retail stores that sell leather living room furniture. Such stores are in the United States and are located throughout the eastern seaboard, in the midwest, on the west coast and in the southwest. As of August 30, 2003 and August 31, 2002, respectively, 138 and 120 Company-owned stores operated under the Jennifer Convertibles and Jennifer Leather names.

   The Company licensed stores to limited partnerships ("LP's") of which a subsidiary of Jennifer Convertibles, Inc. is the general partner. The LP's have had cumulative losses since inception and the Company has made advances to fund such losses. The Company has control of the LP's and, as a result, consolidates the accounts of the LP's in its financial statements. Included in the Company's Consolidated Statements of Operations are the losses of the LP's in excess of the limited partners' capital contributions. As of August 30, 2003 and August 31, 2002, respectively, the LP's operated 48 stores under the Jennifer Convertibles name.

   The Company also licenses stores to parties, certain of which may be deemed affiliates ("Unconsolidated Licensees"). As of August 30, 2003 and August 31, 2002, respectively, three stores were owned by such Unconsolidated Licensees and operated by the Private Company (see below) and the results of their operations are not included in the consolidated financial statements. The Company receives a royalty of 5% of sales from one Unconsolidated Licensee and two stores owned by the Private Company.

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

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 30, 2003, August 31, 2002 and August 25, 2001
             (In thousands except for share amounts)

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Information

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", which requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 permits operating segments to be aggregated if they have similar economic characteristics, products, type of customers and methods of distribution. Accordingly, the Company's specialty furniture stores are considered to be one reportable operating segment.

Cash and Cash Equivalents

   The Company considers all short-term, highly liquid instruments with a maturity of three months or less to be cash equivalents.

Merchandise Inventories

   Merchandise inventories are stated at the lower of cost
(determined on the first-in, first-out method) or market and are physically located, as follows:

                    8/30/03  8/31/02
   Showrooms        $6,811   $6,553
   Warehouses        5,910    6,795
                   $12,721  $13,348


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

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001; however, the Company elected to adopt this standard as of the beginning of its fiscal year ended August 31, 2002. During fiscal 2002 and fiscal 2003, the Company has performed the required impairment tests and has determined that there is no impairment of the Company's goodwill.

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 30, 2003, August 31, 2002 and August 25, 2001
             (In thousands except for share amounts)





   Net income and related per share amounts for the year ended
August 25, 2001 adjusted to exclude amortization of goodwill are as follows:



          Reported net income      $2,748
          Goodwill                    174
          amortization
          Adjusted net income      $2,922

          Basic income per share:
            Reported net income     $0.48
            Goodwill amortization    0.03
            Adjusted net income     $0.51

          Diluted income per share:
            Reported net income     $0.38
            Goodwill amortization    0.02
            Adjusted net income     $0.40


Income Taxes

   Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax assets and liabilities.

Deferred Lease and Other Intangible Costs

   Deferred lease costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease.

Deferred Rent and Allowances

   Pursuant to certain of the Company's leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and work allowances granted by the landlord. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases reduced by work allowances granted, on a straight-line basis, over the respective lease term. Accordingly, the Company has recorded deferred rent and allowances of $3,976 and $4,358 at August 30, 2003 and August 31, 2002, respectively.

Revenue Recognition

   Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Sales are made on either a non-financed or financed basis (see Note 4). A minimum deposit of 50% is typically required upon placing a non-financed sales order with the balance payable upon delivery.

    Commencing June 23, 2002, and prior to May 27, 2001, a subsidiary of the Private Company assumed all performance obligations and risks of any loss under the lifetime protection plans and accordingly, the Company recognized revenue from the sale of service contracts related to the plans during such

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 30, 2003, August 31, 2002 and August 25, 2001
             (In thousands except for share amounts)

periods at the time of sale to the customer. During the period from May 27, 2001 through June 22, 2002, as part of the Interim Operating Agreement entered into with the Private Company, the Company agreed to assume the responsibility and risk of loss under the plans for sales of service contracts during such period and, accordingly revenue from sales of the service contracts was deferred and amortized into income in proportion to the costs expected to be incurred in performing services under the plans. (See last paragraph note 3(a).)

   Warehousing and management fee income from the Private Company is recognized when earned.

Income Per Share

   Basic net (loss) income per common share is computed by dividing the net (loss) income after adjustment for preferred stock dividends of $43, in 2003 and $9 in each of 2002 and 2001, by the weighted average number of shares of common stock outstanding during each period. Diluted income per share for 2002 and 2001 reflects the dilutive effect of the assumed conversion of preferred stock and the exercise of options. Potentially dilutive shares, (4,381,941) related to exercise of stock options and conversion of preferred stock were excluded from the diluted loss per share calculation for the fiscal year ended August 30, 2003, because their effects would have been anti-dilutive. For the fiscal year ended August 31, 2002, options for 603,333 shares, which were anti-dilutive, were not included in the calculation of diluted income per share.

Advertising

   The Company advertises in newspapers, on the radio and on television. Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising expense for the years ended August 30, 2003, August 31, 2002 and August 25, 2001 aggregated $13,384, $14,103 and
$14,094, respectively, net of amounts charged to the Private Company and Unconsolidated Licensees (see Note 3).

Shipping and Handling Costs

   Shipping and handling costs are included in cost of sales.
Delivery fees paid by customers are included in revenue.

Pre-Opening Costs

   Costs incurred in connection with the opening of stores are expensed as incurred.

Warranties

   Estimated warranty costs are expensed in the same period that sales are recognized.

Concentration of Risks

   The receivable from the Private Company as of August 30, 2003, represents current charges aggregating $3,150, principally for merchandise transfers, warehousing services and advertising costs, which are payable within 85 days of the end of the month in which the transactions originate. Such amount has been fully paid subsequent to the balance sheet date. In addition to the above, the receivables from the Private Company include $4,722, representing unpaid amounts from fiscal 1996 and prior years, which are in dispute and have been fully reserved for in the accompanying financial statements. As explained in Note 3, as part of a proposed settlement, the disputed balance will be settled by the Private Company executing notes to the Company in the aggregate principal amount of $2,400 payable over a three to five year period. The Company intends to maintain a reserve for the full amount of the notes and record income as collections are received.

   The Company purchased inventory from two suppliers under normal or extended trade terms amounting to 60% and 33% of inventory purchases during fiscal 2003, 67% and 28% of inventory purchases during fiscal 2002, and 71% and 18% of inventory purchases during fiscal 2001, respectively.

   The Company utilizes many local banks as depositories for cash receipts received at its showrooms. Such funds are transferred daily to a concentration account maintained at one commercial bank. As of August 30, 2003 and August 31, 2002, amounts on

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 30, 2003, August 31, 2002 and August 25, 2001
             (In thousands except for share amounts)

deposit with this one bank totaled 63% and 96% of total cash and cash equivalents, respectively.

Stock Options

        The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. No stock-based employee compensation cost is reflected in net income (loss), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                  2003     2002     2001
Net (Loss) Income:
As reported                     ($3,377)  $10,991  $2,748
Pro forma under SFAS 123        ($3,855)  $10,835  $2,604

Basic (loss) income per share:
As reported                      ($0.60)    $1.93   $0.48
Pro forma under SFAS 123         ($0.69)    $1.90   $0.46
Diluted (loss) income per share:
As reported                      ($0.60)    $1.50   $0.38
Pro forma under SFAS 123         ($0.69)    $1.48   $0.36

   The weighted average fair value on the date of grant of options granted is estimated at $1.80 and $0.39 in 2003 and 2001, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                     2003       2001

Risk-free interest rate             3.12%      4.72%
Expected life of options                5          5
Expected stock price volatility     49.4%      28.8%
Expected dividend yield                0%         0%

   No options were granted in 2002.

Fair Value of Financial Instruments

   Financial instruments include accounts receivable, accounts payable and customer deposits. The carrying amount of these instruments approximates fair value due to their short-term nature.

Reclassifications

   Certain reclassifications have been made to the 2001 and 2002 amounts to conform with the 2003 presentation.


(3)  Agreements and Transactions with Private Company

   (a) Interim Operating Agreement

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 30, 2003, August 31, 2002 and August 25, 2001
             (In thousands except for share amounts)



   In July 2001, the Private Company and the Company entered into a series of agreements designed to settle the derivative litigation among the Private Company, certain of the Company's current and former officers and directors and former accounting firms and the Company (see Note 10). Effectiveness of the agreements is subject to certain conditions, including court approval and receipt by the Company of a fairness opinion or appraisal. The Company also entered into an Interim Operating Agreement, effective as of May 27, 2001, designed to implement certain of the provisions of the settlement agreements prior to court approval. If for any reason the court fails to approve the settlement and there is no appeal, the Interim Operating Agreement would terminate. In such case, everything would go back to the way it was before such agreement was signed except that the Company would have a license to continue to operate the stores it opens in New York for a royalty of $400 per year plus 5% of net sales in New York, except for sales of leather furniture and from certain of the older New York stores owned by the Company.

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

     Pursuant to a Warehousing Agreement, the Company will be obligated to provide warehouse services to the Private Company of substantially the type and quality the Private Company provided to the Company. During each of the first five years of the agreement, the Company will receive a warehousing fee of 2.5% on the net sales price of goods sold by the Private Company up to $27,640 of net delivered sales and 5% on net delivered sales over $27,640. After five years, the Company will receive a warehousing fee of 7.5% of all net delivered sales by the Private Company. In addition, during the full term of the agreement, the Company will receive a fee based on fabric protection and warranty services sold by the Private Company at the rate the Company was being charged, subject to increase for documented cost increases. For the fiscal years ended August 30, 2003, August 31, 2002 and August 25, 2001, respectively, charges (included in net sales) to the Private Company for warehousing fees amounted to $597, $673 and $148, based on net delivered sales and $579, $603 and $7, based on sales of fabric protection and warranty services.

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

   The Company has previously granted the Private Company a perpetual, royalty-free license to use and to sublicense and franchise the use of trademarks in the State of New York. The license is exclusive in such territory, subject to certain exceptions. Under a Management Agreement and License, the Company will be responsible for managing the sales of the Private Company's stores so that the stores will be substantially the same as the Company's own stores, provided the Private Company is not obligated to spend more than $25 per store or $100 in any 12-month period on maintenance and improvements to its stores. For the "initial period," which commenced January 1, 2002 and ended August 30, 2003, the Private Company was required to pay to the Company an amount equal to 48% of the total of the amount by which the Private Company's net delivered sales exceed $45,358. If during any annual period commencing on August 31, 2003, the Private Company's net delivered sales exceed $27,640 but do not surpass $29,640, then the Private Company will pay to the Company an amount equal to ten percent (10%) of such excess and 48% of any excess over $29,640. The Company will record management fee income if and when the sales thresholds are met. During the initial period ended August 30, 2003, no such management fees were earned. The Company will also have the right to open an unlimited number of stores in New York in exchange for a royalty to the Private Company of $400 per year, which will also cover the stores previously opened in New York. For the fiscal years ended August 30, 2003 and August 31, 2002, the Company paid the Private Company a royalty of $400 and $400 respectively. In the fiscal year ended August 25, 2001, the Company paid $300 (which

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 30, 2003, August 31, 2002 and August 25, 2001
             (In thousands except for share amounts)

included $100 as a prorated fee for the balance of the year and a one time fee of $200 for opening four additional stores in New
York).

   Because the Company may negatively impact the Private Company's sales by opening additional stores within the State of New York and because the Company will be managing the Private Company's stores, the Company agreed to pay the Private Company 10% of the amount by which their net delivered sales for the period January 1, 2002 through August 30, 2003 and for any 12 month period commencing August 31, 2003 are below $45,358 and $27,640 respectively, provided that if such net delivered sales fall below $42,667 and $26,000, the Company will pay the Private Company 15% of such shortfall amount. However, such amounts together with amounts the Company may pay for advertising if the Private Company's net delivered sales drop below $45,358 and $27,640 as described below, shall not, in the aggregate, exceed $4,500 for the initial period or $2,700 in any 12 month period thereafter. As Private Company sales did not meet the threshold amount, the Company paid $221 to the Private Company during the
initial period ended August 30, 2003.    Messrs. Greenfield and
Seidner, officers, directors and principal stockholders of the Company, had agreed to be responsible for up to an aggregate of
$300 of amounts due under these provisions in each year.   The
agreement with Messrs. Greenfield and Seidner was terminated effective July 16, 2003 and they were not required to pay a contribution of $188 for the year ended August 30, 2003. For fiscal 2003, the Company recorded $188 of compensation expense and a corresponding increase to additional paid in capital representing the benefit received by Messrs. Greenfield and Seidner as a result of the termination of the agreement.

   The Private Company has the right to close stores and, if it does, the Company has the right to purchase them for the cost of the related inventory (estimated at approximately $50) and, subject to obtaining any necessary landlord's consent, continue the operations of the stores for the Company's own account. The closing of stores by the Private Company does not affect the Company's obligation to pay the Private Company for shortfalls in its sales.

   The Private Company is to contribute $126 per month to advertising (compared with $150 per month previously contributed), provided that such amount is to be reduced by the lesser of $80 or 1% of the Company's sales in New York (other than sales of leather furniture and sales from six stores in New York which the Company has owned for many years). In addition, subject to certain exceptions, if the Private Company's sales for the initial period ended August 30, 2003 were less than $45,358 and are less than $27,640 in any subsequent 12 month period commencing August 31, 2003, the Company will pay the Private Company (or reduce the advertising payment the Private Company owes the Company by) an amount equal to 50% of the amount by which its sales are below such amounts provided that such amount plus any payments of the 10-15% with respect to sales shortfalls as described above, had not exceeded $4,500 (for the initial period) or will not exceed $2,700 (any12 month period) in the aggregate. For the fiscal years ended August 30, 2003, August 31, 2002 and August 25, 2001, contributions from the Private Company for advertising under the Interim Operating Agreement, which reduced selling, general and administrative expenses, amounted to $1,468, $1,470 and $368, respectively. In addition, as the Private Company's sales did not meet the threshold amount during the initial period, the Company was required to pay $1,105 to the Private Company which was charged to selling, general and administrative expenses for the year ended August 30, 2003.

   The Management Agreement and License expires in 2049 and may be terminated by an arbitrator for material breach. The Management Agreement also terminates upon purchase by the Company of the Private Company's stores pursuant to the Option Agreement described below. If terminated for a reason other than a purchase, the Company would be unable to sell furniture other than leather furniture in New York, except certain counties and, accordingly, would have to either sell the Company's Jennifer Convertibles stores to the Private Company, close them or convert them to Jennifer Leather stores. In addition, in case of such termination the Company would have to make up certain shortfalls, if any, in the Private Company sales in cash or by delivery of stores in New York meeting certain sales volume requirements.

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

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 30, 2003, August 31, 2002 and August 25, 2001
             (In thousands except for share amounts)

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

   A monitoring committee was set up to review, on an on-going basis, the relationships between the Private Company and the Company in order to avoid potential conflicts of interest between the parties. The monitoring committee will remain in effect for five years after the approval of the settlement by the court.

   Effective June 23, 2002, the Company amended the warehouse agreement with the Private Company whereby the Private Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Private Company on and after such date through August 28, 2004 (subject to an extension to August 27, 2005 at the option of the Company) and assumed all performance obligations and risk of loss thereunder. The Company has no obligation with respect to such plans. The Private Company is entitled to receive a monthly payment of $50, payable by the Company 85 days after the end of the month, subject to an adjustment based on the volume of annual sales of the plans. The Company retains any remaining revenue from the sales of the plans. Payments to the Private Company amounted to $450 and $500 for the fiscal years ended in 2003 and 2002, respectively. In addition, for a payment of $400 by the Company, the Private Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Private Company prior to June 23, 2002. Accordingly, the Company has no obligations for any claims filed after June 23, 2002. As a result thereof, in the fourth quarter of its fiscal year ended August 31, 2002, the Company reversed into income $7,404 (included in revenue from service contracts) representing the remaining balance of deferred revenue related to the fabric protection plans together with $167 representing the remaining balance of the liability for warranty costs related to sales made prior to May 27, 2001, reduced by the $400 payment to the Private Company.

(b) Previous Agreements

   Prior to the Interim Operating Agreement, the following agreements were in effect through May 26, 2001:

   The Private Company provided services to the Company and the LP's relating to distribution, inventory control reporting and data processing pursuant to a warehouse agreement, which expired on May 26, 2001. The Company and LP's, which utilized warehouse and distribution facilities leased and operated by the Private Company, paid a monthly warehousing fee based on 5% of the retail sales prices and a portion of fabric protection revenue collected from customers, excluding sales from stores opened after July 1, 1999. On February 9, 1999, the Company entered into an amendment to the warehouse agreement, which reduced the monthly warehousing fees by $150 through February 26, 2001. In connection therewith, the Company assumed certain payroll costs previously paid by the Private Company. Additionally, the Private Company provided fabric protection and warranty services at pre-determined rates. See (c) below for charges to the Company in fiscal 2001.

   The Company has the responsibility of advertising for itself, the LP's, the Unconsolidated Licensees and the Private Company. Under the prior arrangement, the Private Company and Unconsolidated Licensees were charged a share of advertising costs. No such costs were charged to unconsolidated licensees for the fiscal years 2003, 2002 and 2001, respectively. See (c) below for charges to the Private Company.

(c) Transactions with the Private Company

   The Company purchased merchandise for itself, the LP's, the Unconsolidated Licensees and the Private Company. During the years ended August 30, 2003, August 31, 2002 and August 25, 2001, approximately $10,232, $11,537 and $12,027, respectively, of inventory at cost was purchased by the Private Company and the Unconsolidated Licensees through the Company. These transactions are not reflected in the Consolidated Statements of Operations of the Company and do not impact the Company's earnings. The Company receives the benefit of any vendor discounts and allowances in respect of merchandise purchased by the Company on behalf of the LP's and certain other licensees. The Private Company receives the benefit of any discounts refunded or credited by suppliers in respect of merchandise purchased by the Private Company through the Company. The Company generally maintains title to inventory purchased on behalf of the Private Company until it is sold by the Private Company and the Company is solely responsible for payment to the merchandise vendors.

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 30, 2003, August 31, 2002 and August 25, 2001
             (In thousands except for share amounts)


   The Company is entitled to Royalty income from two stores owned by the Private Company and one store owned by an Unconsolidated Licensee that is managed by the Private Company. Royalty income from the three stores amounted to $105, $121 and $134 for the fiscal years ended 2003, 2002, and 2001, respectively. Such amounts are included in net sales in the Consolidated Statements of Operations.

   Included in the Consolidated Statements of Operations are the following amounts charged by and to the Private Company:


                                       Increase (decrease)
                                   Year        Year       Year
                                  Ended        Ended      Ended
                                  August      August     August
                                   30,          31,        25,
                                   2003        2002       2001
Net Sales:
 Royalty income                      $105       $121       $134
 Warehouse fees                     1,176      1,276        155
 Delivery charges                   1,746      1,833      1,793
 Total charged to the Private
  Company                          $3,027     $3,230     $2,082

Revenue from Service Contracts:
 Fabric protection fees charged
  by the Private Company            ($450)     ($500)   ($1,638)

Cost of Sales:
 Warehouse expenses charged by
  the Private Company                  $0         $0     $3,338

Selling, General and
 Administrative Expenses:
  Advertising reimbursement paid
    by the Private Company        ($1,468)   ($1,470)   ($1,727)
  Royalty expense paid to the
   Private Company                    400        400        300
 Expense related to shortfall
   payments charged by
   the Private Company              1,326          0          0
 Total charged (by) to the
  Private Company                    $258    ($1,070)   ($1,427)


(4)  Sales of Receivables

   The Company finances sales and sells financed receivables on a non-recourse basis to a finance company. The Company does not retain any interests in or service the sold receivables. The selling price of the receivables represents the amount due from the customer less a fee. Fees paid to the finance company, which amounted to $2,633, $2,805 and $1,887 for the fiscal years ended August 30, 2003, August 31, 2002 and August 25, 2001, respectively, are included in selling, general and administrative expenses. Proceeds received from the sale of the receivables amounted to $43,111, $53,093 and $41,101, for the fiscal years ended August 30, 2003, August 31, 2002 and August 25, 2001, respectively. Accounts receivable in the accompanying balance sheets represents amounts due from the finance company for certain sales made in August of each year.

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 30, 2003, August 31, 2002 and August 25, 2001
             (In thousands except for share amounts)




(5)  Store Fixtures, Equipment and Leasehold Improvements

                        8/30/03  8/31/02   Estimated Useful Lives (years)
Store fixtures and
 furniture              $5,699  $  5,481               5-10
Leasehold improvements   8,872     7,973               1-15
Computer equipment
 and software            1,769     1,633               3-10

                        16,340    15,087
Less:  Accumulated
  depreciation and
  amortization         (12,486)  (10,856)

                        $3,854    $4,231

(6)  Transactions with Klaussner:

   The Company and Klaussner Furniture Industries Inc. ("Klaussner"), the Company's largest supplier and the owner of the outstanding shares of the Company's Series A Convertible Preferred stock, executed a Credit and Security Agreement in March 1996 that effectively extended the payment terms for merchandise shipped from 60 days to 81 days and provided Klaussner with a security interest in all the Company's assets, including accounts receivable, inventory, store fixtures and equipment, as well as the assignment of leaseholds, trademarks and a license agreement to operate the Company's business in the event of default and non-payment. The Company agreed to pay Klaussner a late payment fee of .67% per month times the sum of all invoices outstanding for more than 60 days at each month end. In May 2003, the Company executed a Termination Agreement and Release whereby Klaussner released the liens on the Company's assets. As of August 30, 2003 and August 31, 2002, the Company owed Klaussner $8,399 and $8,266, respectively. The Company purchased approximately 60% (2003), 67% (2002) and 71% in 2001 of its inventory from Klaussner.

   Purchase allowances of $1,162 (2003), $1,447 (2002) and $1,611
(2001) were obtained from Klaussner, which reduced cost of sales.

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

    On December 8, 1999, Klaussner entered into an agreement with the Company in which it agreed, subject to certain conditions, to loan $150 for each new store approved by Klaussner. The agreement provided that the maximum aggregate amount of the loans would be $1,500 (10 stores). Each such loan would have been evidenced by a three year note, bearing interest at the then LIBOR rate for three month loans plus 3%. Payment of the notes may have been accelerated under certain conditions, including the closing of the store funded by the related loan or if the Company is not purchasing at least 50% by dollar volume of their upholstered furniture from Klaussner. As additional consideration, the Company agreed to pay an additional premium on furniture purchased from Klaussner to satisfy orders originating from new stores funded by these loans. Such premium would be 3% of the customary cost of such merchandise until the note is paid in full and would decrease to 2% for the 10 years after the note is paid. Such premium payments would cease after such 10 year period. The Company had never drawn upon this loan facility and the agreement was terminated as a result of the execution of the Termination Agreement and Release in May 2003.

   In addition, on December 8, 1999, Klaussner granted to the Company's Chief Executive Officer an option to purchase 2,106 shares of preferred stock owned by Klaussner. Such shares are

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 30, 2003, August 31, 2002 and August 25, 2001
             (In thousands except for share amounts)

convertible into 300,000 shares of the Company's common stock. The exercise price of the option is $5.00 per share of such underlying common stock. The option is exercisable until August 31, 2004, unless terminated earlier by certain events, including termination of employment.

(7)  Income Taxes

   Components of income tax (benefit) expense are as follows:

                                  Years Ended
                            8/30/03    8/31/02  8/25/01
Current:
     Federal                 ($214)      $527     $102
     State                      181       517      295

Deferred
     Federal                  (418) (a)(1,581) (a)(425)
     State                    (115) (a)  (156) (a)(199)

                             ($566)     ($693)   $(227)

   (a) Includes reduction of beginning of the year balance of the valuation allowance for the deferred tax asset of $1,380 Federal and $137 State in 2002 and $425 Federal and $75 State in 2001.

   Expected tax (benefit) expense based on the statutory rate is reconciled with actual tax (benefit) as follows:

                                                           Years Ended
                                                  8/30/03   8/31/02  8/25/01

"Expected" tax (benefit) expense                  (34.0%)    34.0%   34.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of federal
  income tax effect                                 1.1%      3.1%   12.6%
Non-deductible items                                1.6%      0.3%    3.0%
Other                                              (5.2%)     2.3%    5.1%
Utilization of net operating loss
 carryforwards and benefit
 from reversal of (net of
 originating), deductible
 temporary differences                             (8.1%)   (28.5%) (38.9%)
(Reduction) of valuation
 allowance to recognize
 estimated future year
 benefit of carryforward
 and deductible
 temporary differences                                0%    (17.9%) (24.8%)
Increase in valuation allowance                    30.1%        0%      0%
Actual tax (benefit)                              (14.5%)    (6.7%)  (9.0%)

   The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                August 30, 2003       August 31, 2002
Deferred tax assets:

Net operating loss carryforward     $1,519                    $0
Reserve for loans and advances       1,818                 1,770
Deferred rent expense                1,536                 1,622

Excess of tax over book basis of
  leasehold improvements             1,728                 1,402

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 30, 2003, August 31, 2002 and August 25, 2001
             (In thousands except for share amounts)

                                August 30, 2003       August 31, 2002

Inventory capitalization               236                   244
Other expenses for financial
  reporting, not yet deductible
  for taxes                            424                   600

Total deferred tax assets,
  before valuation allowance         7,261                 5,638
Less:  Valuation allowance          (4,149)               (2,968)

Total deferred tax assets            3,112                 2,670

Deferred tax liabilities:

Excess of book over tax basis of
 store fixtures and equipment          217                   308


Net deferred tax asset              $2,895                $2,362

   The Company intends to elect not to carry back the net operating loss incurred during the year ended August 30, 2003 and accordingly as of such date has a net operating loss carryforward of $3,756, which expires in 2023.

   A valuation allowance has been established to offset a portion of the deferred tax asset to the extent the Company has not determined that it is more likely than not that the future tax benefits will be realized. During the years ended August 30, 2003, August 31, 2002 and August 25, 2001, the valuation allowance increased by $1,181 and decreased by $5,211 and $1,110, respectively. The reduction of the valuation allowance in fiscal years 2002 and 2001 includes a reduction of $1,517 and $550, respectively, of the beginning of the year balances resulting from a change in judgment about the realization of tax benefits in future years due to the Company's operating profits and its anticipation of future taxable income.


(8)  Stock Option Plans

   In November 1986, the Company adopted an Incentive and Non-Qualified Stock Option Plan (the "1986 Plan"), under which 150,000 shares of Common Stock were reserved for issuance to selected management and other key employees of the Company. The Amended and Restated 1991 Incentive and Non-Qualified Stock Option Plan (the "1991 Plan" and together with the 1986 and the 1997 Plan described below the "Plans") was adopted by the Company in September 1991 and amended in April 1992. Under the 1991 Plan, 700,000 shares of Common Stock were reserved for issuance to selected management and other key employees of the Company. As of August 30, 2003, the 1986 Plan and the 1991 Plan have expired. In May 1997, the Board of Directors of the Company adopted the 1997 Stock Option Plan, under which 500,000 shares of Common Stock were reserved for issuance. Such plan has not been presented to the stockholders for approval. As of August 30, 2003, no options have been granted under the 1997 Plan. The Plans are substantially similar. The exercise price with respect to qualified incentive options may not be less than 100% of the fair market value of the Common Stock at the date of grant.

   Additional information with respect to the Company's stock options granted under and outside the Plans is as follows:

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 30, 2003, August 31, 2002 and August 25, 2001
             (In thousands except for share amounts)






                               Options             Exercisable Options

                       Number of     Weighted    Number of    Weighted
                        Shares       Average      Shares       Average
                                     Exercise                 Exercise
                                      Price                   Price Per
                                    Per Share                  Share

Outstanding at 8/26/00  1,605,047      $2.80      998,656      $2.91

Granted                   601,730      $3.47
Canceled                  (15,000)     $2.00
Outstanding at 8/25/01  2,191,777      $2.99    1,225,349      $2.89
Expired                   (40,000)     $8.38
Canceled                   (7,500)     $2.00
Outstanding at 8/31/02  2,144,277      $2.89    1,610,773      $2.81
Granted                   844,500      $3.89
Exercised                  (9,000)     $2.00
Expired                   (35,000)    $13.13
Canceled                   (6,000)     $2.00
Outstanding at 8/30/03  2,938,777      $3.06    1,894,699      $2.65


   The options granted in 2001 and 2003 were outside of the Plans.

   As of August 30, 2003, the weighted average remaining contractual life of the outstanding options was 6.69 years.

   At the Company's annual meeting of stockholders, which was held on September 9, 2003, the 2003 Stock Option Plan was adopted, under which 700,000 common shares were reserved for issuance for grants of incentive and non-qualified options to selected employees, officers, directors, agents, consultants and independent contractors of the Company.

   As of the grant date of the options granted in 2003, the Company's outstanding common stock and other convertible securities exceeded the 10,000,000 shares of common stock, which were authorized. Accordingly, for financial reporting purposes, 94,999 options are deemed to be granted effective September 9, 2003, the date the stockholders approved an increase in the authorized common shares to 12,000,000.

(9)  Commitments and other

Leases

   The Company and LP's lease retail store locations under operating leases for varying periods through 2017, which are generally renewable at the option of the lessee. Certain leases contain provisions for additional rental payments based on increases in certain indexes. Future minimum lease payments for all non-cancelable leases with initial terms of one year or more consisted of the following at August 30, 2003:

                        Year Ending August
                2004                    $17,174
                2005                     13,247
                2006                     11,697
                2007                     10,513
                2008                      8,523
                Thereafter               20,092
                                        $81,246

   Rental expense for all operating leases amounted to approximately $20,199, $18,305 and $17,047, net of sublease income of $150, $225 and $221, for the years ended August 30, 2003, August 31, 2002 and August 25, 2001, respectively. In addition, the Company paid rent of $965, $983 and $254 for the

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 30, 2003, August 31, 2002 and August 25, 2001
             (In thousands except for share amounts)

years ended August 30, 2003, August 31, 2002 and August 25, 2001, respectively, in connection with bearing the expenses of operating a warehouse under the Interim Operating Agreement with the Private Company (see Note 3).

Certain Limited Partnership Agreements

   In 1992, the Company entered into three additional Limited Partnership Agreements (the "Agreements"), which required the limited partners to invest $1,000 in each partnership. The Agreements called for the opening of 25 Jennifer Convertible stores in each partnership. Under the terms of the Agreements, the Company was to receive a fee of $10 per store, plus a royalty of 5% of the partnership's sales. The Company has recorded the operating losses of the LP's in excess of the limited partners' capital contributions in the Consolidated Statements of Operations (see Note 1). As part of the Agreements, the Company received options to purchase the limited partners' interest commencing January 1999 at a price of five times the partnership's earnings before income taxes for the prior year, as set forth in the Agreements.

   On December 31, 1996, the Private Company acquired the limited partners' interests in these partnerships. Subject to court approval of the settlement agreements described in Note 3, the Company will acquire such interests from the Private Company at no cost and the LP's will be wholly owned by the Company.

Certain Related Party Transactions

   The Company incurred approximately $154, $156 and $166 of legal fees payable to a director (and stockholder) of the Company in the fiscal years ended in 2003, 2002, and 2001, respectively.

   For fiscal 2003, the Company paid $22 in rent on a month to month basis for a retail store to the father of an officer, director and stockholder of the Company.

Employment Agreements

   On August 15, 1999, the Chief Executive Officer of the Company entered into a five-year renewable employment agreement, which provides for a base salary of $400 per annum, subject to certain cost of living increases, and bonuses based on earnings and revenues.

   On August 15, 1999, the President, Chief Financial Officer and Chief Operating Officer of the Company entered into a five year renewable employment agreement which provides for a base salary of $400 per annum for the first three years and $500 per annum thereafter, subject to certain cost of living increases and bonuses based on earnings and revenues.

Accrued Expenses and Other Current Liabilities

   The components of accrued expenses and other current liabilities are:

                                  8/30/03    8/31/02
Advertising                        $1,307     $2,040
Payroll and bonuses                   411      1,151
Accounting                              2        271
Warehouse expenses                     81        183
Litigation settlement costs           279        279
Sales tax                             527        990
Warranty                              554        576
Fabric protection                       0          0
Income tax                              0        878
Other                                 974        587

                                   $4,135     $6,955

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 30, 2003, August 31, 2002 and August 25, 2001
             (In thousands except for share amounts)



Common Stock

     On September 9, 2003, the stockholders approved an amendment to the Company's certificate of incorporation to increase the authorized common stock to 12,000,000 shares.

Warranties

     The aggregate changes in the liability for accruals relating to the product warranties issued during the reporting period are as follows:


          Warranty payable as of August 31, 2002         $576
          Amount paid during fiscal 2003                 (854)
          Amount expensed during fiscal 2003              832
          Ending warranty payable as of August 30, 2003  $554



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

   (a) On November 30, 1998, the court approved the settlement of class action litigation. The settlement provided for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7,000 in cash and Preferred Stock having a value of $370. The cash portion of the settlement was funded entirely by insurance company proceeds. The Company issued 26,664 shares of Series B Preferred Stock, convertible into 18,664 shares of the Company's Common Stock, and in November 2003 issued an additional 30,717 shares of Series B Preferred Stock, convertible into 21,501 shares of the Company's Common Stock based on valid proofs of claims actually filed. These shares are non-voting, have a liquidation preference of $5.00 per share ($287) and accrue dividends at the rate of $.35 per share
per annum.   In June 2003, the Company paid accrued dividends,
through April 30, 2003 amounting to $71 including dividends applicable to shares to be issued in November 2003. Accumulated unpaid dividends for the period May 1, 2003 through August 30, 2003 amounted to $7. The preferred stock is convertible at the option of the Company at any time after the Common Stock trades at a price of at least $7.00 per share.

   As described in Note 3, in July 2001 the Company entered into settlement agreements as to the derivative litigation, subject to court approval of such settlement and certain other conditions. Accrued expenses in the accompanying balance sheets include $279 for estimated remaining settlement costs in connection with the derivative litigation accrued in a prior year.

   (b) In December 2001, the State of New Jersey sued the Company, accusing the Company of false advertising and actions giving rise to customer complaints. All 18 Jennifer Convertibles stores in New Jersey, which includes one Private Company store, were defendants in the suit. On January 3, 2002, the Company and the State of New Jersey reached an agreement to settle the suit for a total of $200,000, which covers fines, penalties, legal and administrative costs. Such amount has been charged to expense in fiscal 2002.

   (c) The Company is also subject to other litigation including a claim for $10,000,000 for assault and battery, conversion of identity, defamation, consumer fraud, and infliction of emotional distress, and another claim for unspecified damages for sexual harassment, discrimination, retaliation, mental infliction of emotional stress, false imprisonment and collateral claims. The matters are in early stages and the Company denies liability and does not believe that these matters will have significant impact on its financial position or results of operations.

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 30, 2003, August 31, 2002 and August 25, 2001
             (In thousands except for share amounts)



(12) Quarterly Results of Operations (Unaudited)

   The following is a summary of the quarterly results of operations for the years ended August 30, 2003, and August 31, 2002.

                         Thirteen     Thirteen   Thirteen   Thirteen
                           Weeks        Weeks      Weeks      Weeks
                           Ended        Ended      Ended      Ended
                        November 30,   March 1,   May 31,   August 30,
                            2002        2003       2003       2003
Revenue:
 Net sales               $34,865      $27,570    $28,061    $28,081
 Revenue from service
   contracts               2,210        1,825      2,061      1,904
                          37,075       29,395     30,122     29,985

Cost of sales,
 including store
  occupancy,
  warehousing,
  delivery,
  service costs           24,555       20,145     20,810     21,551
Operating income (loss)      556       (1,047)    (1,466)    (2,111)
Interest income               41           42         29         24
Interest expense               0            0          4          7
Income (loss) before
  income taxes               597       (1,005)    (1,441)    (2,094)
Income tax provision
  (benefit)                   94         (184)       (61)      (415)
Net income (loss)           $503        ($821)   ($1,380)   ($1,679)
Basic income (loss)
  per share                $0.09       ($0.14)    ($0.24)    ($0.31)
Diluted income
  (loss) per share         $0.06       ($0.14)    ($0.24)    ($0.31)


                         Thirteen     Thirteen    Thirteen   Fourteen
                           Weeks        Weeks       Weeks     Weeks
                           Ended        Ended       Ended     Ended
                       November 24,  February 23,  May 25,   August 31,
                           2001         2002         2002      2002
Revenue:
 Net sales               $34,252      $30,807    $35,808    $39,573
 Revenue from
 service contracts           185          379        537      9,642(a)
                          34,437       31,186     36,345     49,215
Cost of sales,
including store
  occupancy,
 warehousing,
 delivery,
 service costs            23,730       21,960     24,385     26,384
Operating income (loss)     (389)      (1,013)     1,365     10,139
Interest income               58           38         45         69
Interest expense               6            1          2          5
Income (loss) before
  income taxes              (337)        (976)     1,408     10,203
Income tax provision
  (benefit)                   85          (34)       122       (866)
Net income (loss)          ($422)       ($942)    $1,286    $11,069
Basic income (loss)
  per share               ($0.07)      ($0.17)     $0.23      $1.94
Diluted income
  (loss) per share        ($0.07)      ($0.17)     $0.18      $1.48

                   JENNIFER CONVERTIBLES, INC.

           Notes to Consolidated Financial Statements
      August 30, 2003, August 31, 2002 and August 25, 2001
             (In thousands except for share amounts)


     (a) Includes $7,404 ($1.30 per share basic and $0.99 per share diluted) of revenue deferred in prior periods resulting from amendments of agreements with the Private
     Company (see Note 3).