Form 10-Q
period 2003-11-29
JENNIFER CONVERTIBLES INC
filed 2004-01-13
CIK 806817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D C.  20549
                            FORM 10-Q

     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended November 29, 2003

                               or

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

                       Yes             No    X

As of January 9, 2004 5,713,058 shares of the issuer's common stock, par value $.01, were outstanding.

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                              Index
Part I - Financial Information

     Item 1. - Financial Statements (Unaudited)

     Consolidated Balance Sheets at November 29, 2003
     (Unaudited) and August 30, 2003....................................    2

     Comparative Consolidated Statements of Operations
     (Unaudited) for the thirteen weeks ended
     November 29, 2003 and November 30, 2002  ..........................    3

     Comparative Consolidated Statements of Cash Flows
     (Unaudited) for the thirteen weeks ended
     November 29, 2003 and November 30, 2002 ...........................    4

     Notes to Unaudited Consolidated Financial Statements...............    5

     Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations ...............................   10

     Item 3 - Quantitative and Qualitative Disclosures about
     Market Risk .......................................................   13

     Item 4 - Controls and Procedures...................................   13

Part II - Other Information.............................................   14

     Item 1 - Legal Proceedings.........................................   14
     Item 2 - Changes in Securities and Use of Proceeds.................   14
     Item 3 - Defaults Upon Senior Securities...........................   14
     Item 4 - Submission of Matters to a Vote of Security Holders.......   14
     Item 5 - Other Information.........................................   15
     Item 6 - Exhibits and Reports on Form 8-K..........................   15

Signatures .............................................................   16

Exhibit Index ..........................................................   17
Certification of Chief Executive Officer ...............................   18
Certification of Chief Financial Officer ...............................   20
Certification of Chief Executive Officer ...............................   22
Certification of Chief Financial Officer  ..............................   23

         PART I - FINANCIAL INFORMATION
          Item I - Financial Statements

  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

           Consolidated Balance Sheets
      (In thousands, except per share data)
ASSETS
                                                    November 29,
                                                       2003          August
                                                    (Unaudited)     30, 2003
Current assets:
  Cash and cash equivalents                            $16,658       $12,761
  Accounts receivable                                      291           408
  Merchandise inventories, net                          14,538        12,721
  Due from private company,
    net of reserves of $4,745 and $4,754 at
    November 29, 2003 and August 30, 2003,
    respectively                                         4,980         3,150
  Deferred tax asset                                     2,895         2,895
  Prepaid expenses and other current assets              1,045         1,398

    Total current assets                                40,407        33,333

Store fixtures, equipment and leasehold
  improvements, at cost, net                             3,552         3,854
Deferred lease costs and other intangibles, net             77            98
Goodwill, at cost, net                                   1,796         1,796
Other assets (primarily security deposits)                 618           626

                                                       $46,450       $39,707

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                              $16,242       $15,049
  Customer deposits                                     14,890         9,203
  Accrued expenses and other current liabilities         5,624         4,135
  Due to Private Company                                   550           500
  Deferred rent and allowances current portion             774           821

  Total current liabilities                             38,080        29,708

Deferred rent and allowances, net of current portion     3,105         3,155

  Total liabilities                                     41,185        32,863

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, par value $.01 per share,
  authorized 1,000,000 shares
    Series A convertible preferred - 10,000
    shares issued and outstanding (liquidation
    preference $5,000)
    Series B convertible preferred - 57,381
    shares issued and outstanding (liquidation
    preference $287) at November 29, 2003
    and 26,664 shares issued and outstanding at
    August 30, 2003 (liquidation preference $133)            1             -
  Common stock, par value $.01 per share,
    authorized 12,000,000 shares at November 29,
    2003 and 10,000,000 at August 30, 2003; issued
    and outstanding 5,713,058 at November 29,
    2003 and August 30, 2003                                57            57
  Additional paid in capital                            27,728        27,617
  Accumulated deficit                                  (22,521)      (20,830)

                                                         5,265         6,844

                                                       $46,450       $39,707

See notes to the consolidated financial statements.

           JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

              Consolidated Statements of Operations
                 (In thousands, except share data)
                          (Unaudited)
                                                      Thirteen weeks ended
                                                    November 29,  November 30,
                                                        2003         2002
 Revenue:
   Net sales                                      $     31,771   $    34,865
   Revenue from service contracts                        2,244         2,210

                                                        34,015        37,075

 Cost of sales, including store occupancy,
   warehousing, delivery and service costs              23,814        24,555

 Selling, general and administrative
   expenses                                             11,434        11,540

 Depreciation and amortization                             453           424

                                                        35,701        36,519

 Operating (loss) income                                (1,686)          556

 Interest income                                            27            41

 Income (loss) before income taxes                      (1,659)          597

 Income taxes                                               32            94

 Net (loss) income                                     $(1,691)         $503

 Basic income (loss) per common share                   $(0.30)        $0.09

 Diluted income (loss) per common share                 $(0.30)        $0.06

 Weighted average common shares outstanding
   basic income (loss) per share                     5,713,058     5,704,058

 Effect of potential common share issuance:
   Stock options                                             -       647,077
   Convertible preferred stock                               -     1,443,164

 Weighted average common shares outstanding
   diluted income (loss) per share                   5,713,058     7,794,299


See notes to consolidated financial statements.

  JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

     Consolidated Statements of Cash Flows
                  (Unaudited)
                 (In thousands)
                                                       Thirteen weeks ended
                                                    November 29,   November 30,
                                                        2003           2002
Cash flows from operating activities:
  Net (loss) income                                      $(1,691)     $  503
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                            453         424
    Deferred rent                                            (97)       (119)
    Deferred tax benefit                                       -        (270)
    Recovery of amounts due from Private Company               -          (9)
  Changes in operating assets and liabilities:
    Merchandise inventories                               (1,817)       (587)
    Prepaid expenses and other current assets                353          89
    Accounts receivables                                     117        (307)
    Due from Private Company, net                         (1,780)        (20)
    Other assets, net                                          8          14
    Accounts payable trade                                 1,193         738
    Customer deposits                                      5,687         642
    Accrued expenses and other current liabilities         1,490        (339)

  Net cash provided by operating activities                3,916         759

Cash flows from investing activities:
    Investments                                                -        (993)
    Capital expenditures                                    (130)       (340)

  Net cash (used in) investing activities                   (130)     (1,333)

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                128           -
    Preferred stock dividends paid                           (17)          -

  Net cash provided by financing activities                  111           -

Net increase (decrease) in cash and cash equivalents       3,897        (574)

Cash and cash equivalents at beginning of period          12,761      15,973

Cash and cash equivalents at end of period               $16,658     $15,399

Supplemental disclosure of cash flow
information:
  Income taxes paid during the period                        $53        $510
  Interest paid                                               $-          $-


See notes to consolidated financial statements.

                   JENNIFER CONVERTIBLES, INC.
         For the Thirteen Weeks Ended November 29, 2003
             (In thousands except for share amount)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals plus other adjustments referred to in Note 3) considered necessary for a
fair presentation have been included.   The operating results for
the thirteen-week period ended November 29, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2004.

The balance sheet as of August 30, 2003 has been derived from the audited financial statements as such date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August
30, 2003.

NOTE 2:   MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost
(determined on the first-in, first-out method) or market and are physically located, as follows:

                   11/29/03    8/30/03

         Showrooms   $6,845    $6,811

         Warehouses   7,693     5,910

                    $14,538   $12,721


Vendor discounts and allowances in respect of merchandise purchased by the Company are included as a reduction of inventory and cost of sales.

NOTE 3:   REVENUE RECOGNITION

Sales are recognized upon delivery of the merchandise to the customer. A minimum deposit of 50% is typically required when a non-financed sales order is placed. The Company also finances sales and sells financed receivables on a non-recourse basis to a finance company. The Company neither retains any interests in nor services the sold receivables. The selling price of the receivables represents the amount due from the customer less a fee. Fees paid to the finance company are included in selling, general and administrative expenses.

                   JENNIFER CONVERTIBLES, INC.
         For the Thirteen Weeks Ended November 29, 2003
             (In thousands except for share amount)


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

On July 6, 2001, the Private Company and the Company entered into a series of agreements designed to settle the derivative action among the Private Company, certain of our current and former officers and directors and certain of our former accounting firms and the Company. Effectiveness of the agreements is subject to certain conditions, including court approval and receipt by the Company of a fairness opinion or appraisal. The Company also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval. While the Company expects the proposed

                   JENNIFER CONVERTIBLES, INC.
         For the Thirteen Weeks Ended November 29, 2003
             (In thousands except for share amount)



settlement to be presented to the court soon, there can be no assurance that the court will approve the settlement or that a settlement will occur. Please see the Company's Annual Report on Form 10-K for the year ended August 30, 2003 for a more complete description of the terms of the proposed settlement.

In connection with the class action litigation the Company issued on November 7, 2003 an additional 30,717 shares of Series B Preferred Stock, convertible into 21,501 shares of the Company's Common Stock based on valid proofs of claims. The Series B Preferred Stock shares are non-voting, have a liquidation value of $5.00 per share and accrue dividends at a rate of $.35 per share per annum. Accumulated unpaid dividends for the period from May 1, 2003 through November 29, 2003 on the 57,381 Series B Preferred Stock outstanding amounted to $12. The preferred stock is convertible at the option of the Company at any time after the Common Stock trades at a price of at least $7.00 per share.

Other Matters

The Company is also subject to other litigation including a claim for $10 million for assault and battery, conversion of identity, defamation, consumer fraud, and infliction of emotional distress, and another claim for unspecified damages for sexual harassment, discrimination, retaliation, mental infliction of emotional stress, false imprisonment and collateral claims. The matters are in early stages and the Company denies liability and does not believe that these matters will have significant impact on its financial position or results of operations.

NOTE 6:   TRANSACTIONS WITH THE PRIVATE COMPANY

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Private Company:

                                                         Thirteen weeks ended
                                                     November 29,  November 30,
                                                         2003         2002
         Net Sales:
           Royalty income                                 $30          $31
           Warehouse fees                                 355          343
           Delivery charges                               610          471
                                                           $995         $845

         Revenue from Service Contracts:
           Fabric protection fees charged by the
             Private Company                              ($150)       ($200)

         Selling, General and Administrative Expenses:
           Advertising reimbursement paid to the Private
            Company                                       ($363)       ($366)
           Royalty expense paid to the Private Company      100          100
           Expenses related to shortfall payments
             charged by the Private Company                 355            0

                                                            $92        ($266)

                   JENNIFER CONVERTIBLES, INC.
         For the Thirteen Weeks Ended November 29, 2003
             (In thousands except for share amount)


NOTE 7:   STOCK OPTION PLANS

In December 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. As permitted by SFAS 148, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees' (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, in the event that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of the grant, compensation expense is recognized. No stock-based employee compensation cost is reflected in net (loss) income, as all options granted under the Company's employee stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                   Thirteen weeks ended
                                 November 29,   November 30,
                                   2003          2002

Net (loss) income, as reported  ($1,691)         $503

Deduct:  Total stock-based
         employee compensation
         expense determined
         under the fair value
         based method, net of
         related tax effects       (134)          (39)


Pro forma net (loss) income     ($1,825)         $464

Basic (loss) income per share:
      As reported                ($0.30)        $0.09
      Pro forma                  ($0.32)        $0.08

Diluted (loss) income per
share:
      As reported                ($0.30)        $0.06
      Pro forma                  ($0.32)        $0.06

                   JENNIFER CONVERTIBLES, INC.
         For the Thirteen Weeks Ended November 29, 2003
             (In thousands except for share amount)


The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model based on a weighted average volatility of 49.4% for thirteen-week period ended November 30, 2002, expected life of options of five years, weighted average risk free interest rate of 3.12% and a dividend yield of 0%. The weighted average fair value of options granted during the thirteen-week period ended November 30, 2002 was $1.80. No options were granted during the thirteen-week period ended November 29, 2003.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

Forward-Looking Information

Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to the risk factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended August 30, 2003. In addition to statements, which explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be uncertain and forward-looking.

Results of Operations

We have amended our warehouse agreement with a related private company whereby, effective June 23, 2002, the private company became the sole obligor on all lifetime fabric and leather protection plans sold by us or the private company on or after such date through August 28, 2004 and assumed all performance obligations and risk of loss thereunder. We have no obligation with respect to such plans. The private company receives a monthly payment of $50,000 subject to an adjustment payable by us 11 months after the month of sale based on the volume of sales of the plans. In addition, for a payment of $400,000 (payable $50,000 per month beginning three months after the date of the agreement) to be made by us, the private company also assumed responsibility to service and pay any claims related to sales made by us or the private company prior to June 23, 2002. Accordingly, we have no obligations for any claims filed after June 23, 2002 and revenue from the sale of fabric protection plans is recognized upon delivery of the merchandise.

Net sales include merchandise sales and home delivery income of $30,776,000 and $34,020,000 and revenue from the private company of $995,000 and $845,000 for the thirteen-week periods ended November 29, 2003 and November 30, 2002, respectively. Net sales of merchandise and home delivery income decreased 9.5% in the thirteen-week period ended November 29, 2003, down $3,244,000 from the thirteen-week period ended November 30, 2002. Revenue from service contracts increased 1.5% in the thirteen-week period ended November 29, 2003 to $2,244,000, from $2,210,000 for the thirteen-week period ended November 30, 2002.

For the thirteen-week period ended November 29, 2003, we have $19,048,000 of sales that have not been delivered, compared to $12,683,000 for the thirteen-week period ended November 30, 2002. Sales have been delayed as a result of ordering more products overseas, which results in increased time to deliver and manufacture the products to our customers. Since sales are recorded when goods are delivered to the customers, those delayed
sales may be recognized in the second quarter.   These
undelivered sales are expected to sell at lower gross margins.

Historically, the Company has not experienced significant difference between written and delivered sales.

Cost of sales, as a percentage of revenue was 70.0% for the thirteen week period ended November 29, 2003 as compared to 66.2%
for the thirteen-week period ended November 30, 2002.   The
increase of 3.8% as a percentage of revenue is primarily attributable to an increase in store occupancy costs and has the effect of lowering our gross margins on certain products.

Selling, general and administrative expenses were $11,434,000 (33.6% as a percentage of revenue) during the thirteen-week period ended November 29, 2003, compared to $11,540,000 (31.1% as a percentage of revenue) for the thirteen-week period ended November 30, 2002. Although costs decreased by approximately $106,000, selling, general and administrative expenses as a percentage of revenue increased due to the reduction in revenue. The most significant reason for the decrease in overall expenses can be attributed to a reduction in compensation to officers and sales staff of $152,000, a reduction in legal fees of $160,000 and a reduction of fees associated with our private label card business of $875,000. This was partially offset by the $355,000 charged to us by the private company pursuant to the Interim Operating Agreement, which includes a requirement that we pay the private company specified amounts based on decreases in its sales volume. We also increased our advertising costs by $556,000.

Net loss for the thirteen weeks ended November 29, 2003 was $1,691,000 compared to net income of $503,000 for the thirteen-week period ended November 30, 2002. The principal reason for the variance is a delay in delivering our booked sales as described above.

Liquidity and Capital Resources

As of November 29, 2003, we had an aggregate working capital of $2,327,000 compared to an aggregate working capital of $3,625,000 at August 30, 2003 and had available cash and cash equivalents of $16,658,000 compared to $12,761,000 at August 30, 2003. The increase in cash and cash equivalents is a result of much fewer private label card transactions, which require only tax and delivery at the time of purchase compared to 50% deposit for all other transactions. The decrease in working capital is a result of a decrease in delivered sales volume during the thirteen-week period ended November 29, 2003. Unless the U.S. economy continues to worsen, we anticipate achieving positive operating cash flow for fiscal 2004.

We continue to fund the operations of certain of our limited partnership licensees whose results are included in our consolidated financial statements, some of which continue to generate operating losses. Any such losses have been consolidated in our consolidated financial statements. It is our intention to continue to fund these operations in the future and, if the new settlement agreements discussed in our Annual Report on Form 10-K for the year ended August 30, 2003, are approved, we will acquire 100% of such limited partnerships. Our receivables from the private company and the unconsolidated licensees had been substantially reserved in prior years and continue to be reserved. There can be no assurance that the reserved amount of such receivables, a total of $4,745,000 as of November 29, 2003, will be collected.

Starting in 1995, we entered into agreements with the private company that permits us to offset our current monthly obligations to one another in an amount up to $1,000,000. Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of these offset agreements, current obligations of the private company and the unconsolidated licensees as of November 30, 2002, were paid. Additionally, as part of such agreements, the private company, in November 1995, agreed to assume certain liabilities owed to us by the unconsolidated licensees. As described above, our receivables from the private company and the unconsolidated licensees, which arose in fiscal 1996 and prior years, had been reserved.

In March 1996, we executed a Credit and Security Agreement with our principal supplier, Klaussner Furniture Industries, Inc., which extended the payment terms for merchandise shipped from 60 days to 81 days. Since February 1999, we have not exceeded these 81-day payment terms. As of November 30, 2002, there were no amounts owed to Klaussner that violated these extended terms. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of .67% per month for invoices paid by us beyond the normal 60-day terms. This provision became effective in January 1998. As part of the Credit and Security Agreement, we granted to Klaussner a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a licensee agreement to operate our business
in the event of our default.   In May 2003, as a result of our
improved financial condition, we executed a Termination Agreement and Release whereby Klaussner released the liens on our assets. In connection with the release, a $1.5 million credit line which Klaussner had made available to us in 1999 was also terminated. The credit line had never been drawn upon.

We had no store openings and closings during the thirteen weeks ended November 29, 2003. We spent $130,000 for capital expenditures during such thirteen-week period and we anticipate capital expenditures approximating $400,000 during the balance of fiscal 2004 to support the opening of new stores. We do not anticipate needing outside financing for such expansion.

Unless the U.S. economy worsens, we anticipate generating positive operating cash flow for the year ending August 28, 2004.
In the opinion of management, this positive cash flow and cash on hand will be adequate to fund operations during the current and next fiscal year.

Item  3.   Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.


Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      In response to the requirements of the Sarbanes-Oxley Act of 2002, as of the end of the period covered by this Quarterly Report on Form 10-Q (the" Evaluation Date"), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and the our consolidated subsidiaries was made known to them by others within those entities, particularly during the period in which this report was being prepared.

Changes in Internal Controls

      There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                              PART II

                        OTHER INFORMATION

Item 1.   Legal Proceedings.

               Not applicable.

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

          (a)  Exhibits filed with this report:

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Certification of Principal Executive Officer pursuant to U.S.C. Section
     1350

32.2 Certification of Principal Financial Officer pursuant to U.S.C. Section
     1350

          (b)  Reports on Form 8-K:

                    None.

                   JENNIFER CONVERTIBLES, INC.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          JENNIFER CONVERTIBLES, INC.


January 13, 2004      By: /s/ Harley J. Greenfield
                              Harley  J. Greenfield, Chairman  of
                              the   Board   and  Chief  Executive
                              Officer

January 13, 2004      By: /s/ Rami Abada
                              Rami Abada, Chief Financial Officer
                              And Chief Operating Officer

                   EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION


31.1                     Certification of Chief Executive Officer *

31.2                     Certification of Chief Financial Officer *

32.1 Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 *

32.2 Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 *



*  Filed herewith.

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

Date:  January 13, 2004

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

Date:  January 13, 2004

/s/  Rami Abada
Rami Abada, Chief Financial Officer

EXHIBIT 32.1

          Certification of Principal Executive Officer
                 Pursuant to U.S.C. Section 1350
 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                              2002

I, Harley J. Greenfield, Chief Executive Officer of Jennifer Convertibles, Inc., hereby certify, to my knowledge, that the quarterly report on Form 10-Q for the period ending November 29, 2003 of Jennifer Convertibles, Inc. (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Jennifer Convertibles, Inc.


Dated: January 13, 2004   /s/ Harley J. Greenfield
                          Harley J. Greenfield
                          Chief Executive Officer
                          (Principal Executive Officer)

                          EXHIBIT 32.2

          Certification of Principal Financial Officer
                 Pursuant to U.S.C. Section 1350
 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                              2002

     I, Rami Abada, Chief Financial Officer of Jennifer Convertibles, Inc., hereby certify, to my knowledge, that the quarterly report on Form 10-Q for the period ending November 29, 2003 of Jennifer Convertibles, Inc. (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Jennifer Convertibles, Inc.

Dated: January 13, 2004   /s/ Rami Abada
                          Rami Abada
                          Chief Financial Officer
                          (Principal Financial Officer)