Form 10-Q
period 2004-02-28
JENNIFER CONVERTIBLES INC
filed 2004-04-13
CIK 806817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D C.  20549
                            FORM 10-Q

     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended February 28, 2004

                               or


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X         No

Indicate by check mark whether registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).

                     Yes             No     X

As of April 12, 2004 5,713,058 shares of the issuer's common stock, par value $.01, were outstanding.

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                              Index
Part I - Financial Information

     Item 1. - Financial Statements (Unaudited)

     Consolidated Balance Sheets at February 28, 2004
     (Unaudited) and August 30, 2003.................................    2

     Comparative Consolidated Statements of Operations
     (Unaudited) for the thirteen and twenty-six weeks ended
     February 28, 2004 and March 1, 2003.............................    3

     Comparative Consolidated Statements of Cash Flows
     (Unaudited) for the twenty-six weeks ended
     February 28, 2004 and March 1, 2003.............................    4

     Notes to Unaudited Consolidated Financial Statements............    5

     Item 2. - Management's Discussion and Analysis of Financial
     Condition and Results of Operations.............................   10

     Item 3. - Quantitative and Qualitative Disclosures about
     Market Risk.....................................................   13

     Item 4. - Controls and Procedures...............................   13

Part II - Other Information..........................................   14

     Item 1 - Legal Proceedings......................................   14
     Item 2 - Changes in Securities and Use of Proceeds..............   14
     Item 3 - Defaults Upon Senior Securities........................   14
     Item 4 - Submission of Matters to a Vote of Security Holders....   14
     Item 5 - Other Information......................................   15
     Item 6 - Exhibits and Reports on Form 8-K.......................   15

Signatures ..........................................................   16

Exhibit Index .......................................................   17
Certification of Chief Executive Officer ............................   18
Certification of Chief Financial Officer ............................   20
Certification of Chief Executive Officer ............................   22
Certification of Chief Financial Officer  ...........................   23

      PART I - FINANCIAL INFORMATION
       Item I - Financial Statements

      JENNIFER CONVERTIBLES, INC. AND
               SUBSIDIARIES
        Consolidated Balance Sheets
     (In thousands, except share data)
                                                   February 28,   August 30,
                                                       2004          2003
ASSETS                                              (Unaudited)
Current assets:
  Cash and cash equivalents                      $    8,419     $   12,761
  Restricted cash                                       110              -
  Accounts receivable                                   220            408
  Merchandise inventories, net                       14,447         12,721
  Due from private company, net of
    reserves of $4,722 at February 28,
    2004 and August 30, 2003                          3,401          3,150
  Deferred tax asset                                  2,895          2,895
  Prepaid expenses and other current assets           1,546          1,398
    Total current assets                             31,038         33,333

Store fixtures, equipment and leasehold
  improvements, at cost, net                          3,272          3,854
Annuity contract                                      1,007              -
Deferred lease costs and other intangibles, net          60             98
Goodwill, at cost, net                                1,796          1,796
Other assets (primarily security deposits)              622            626

                                                    $37,795        $39,707

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                           $10,380        $15,049
  Customer deposits                                  13,652          9,203
  Accrued expenses and other current liabilities      5,326          4,135
  Due to Private Company                                500            500
  Deferred rent and allowances - current portion        630            821
    Total current liabilities                        30,488         29,708

Deferred rent and allowances, net of current
portion                                               3,170          3,155
    Total liabilities                                33,658         32,863

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, par value $.01 per
  share, authorized 1,000,000 shares
    Series A convertible preferred -
    10,000 shares issued and outstanding
    at February 28, 2004 and August 30,
    2003 (liquidation preference $5,000)
    Series B convertible preferred -
    57,381 shares issued and outstanding
    at February 28, 2004  (liquidation
    preference $287) and 26,664 shares
    issued and outstanding  at August 30,
    2003 (liquidation preference $133)                    1              -
  Common stock, par value $.01 per share,
    authorized 12,000,000 shares
    at February 28, 2004 and 10,000,000
    shares at August 30, 2003; issued
    and outstanding 5,713,058 shares at
    February 28, 2004 and August 30, 2003                57             57
  Additional paid in capital                         27,728         27,617
  Accumulated deficit                               (23,649)       (20,830)
                                                      4,137          6,844

                                                    $37,795        $39,707

See Notes to the Consolidated Financial Statements.

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Consolidated Statements of Operations
               (In thousands, except share data)
                           (Unaudited)

                               Thirteen weeks ended     Twenty-six weeks ended
                             February 28,    March 1,   February 28,  March 1,
                                2004           2003         2004        2003
 Revenue:
   Net sales                    $30,276      $27,569      $62,047      $62,435
   Revenue from service
      contracts                   2,143        1,825        4,387        4,034
                                 32,419       29,394       66,434       66,469

 Cost of sales, including
   store occupancy,
   warehousing, delivery
   and service costs             23,792       20,145       47,606       44,700

 Selling, general and
 administrative expenses          9,337        9,863       20,771       21,403

 Depreciation and amortization      407          433          860          857

                                 33,536       30,441       69,237       66,960

 Operating loss                  (1,117)      (1,047)      (2,803)        (491)

 Interest income                     22           42           49           83

 Interest expense                     2            -            2            -

 Loss before income taxes        (1,097)      (1,005)      (2,756)        (408)

 Income tax (benefit) expense        30         (184)          62          (90)

 Net loss                       $(1,127)       $(821)     $(2,818)       $(318)



 Basic and diluted loss per
 common share                    $(0.20)      $(0.14)      $(0.50)      $(0.06)


 Weighted average common
 shares outstanding
 basic and diluted loss
 per share                    5,713,058    5,710,426    5,713,058    5,707,242





See Notes to the Consolidated Financial Statements.

    JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

        Consolidated Statements of Cash Flows
                   (In thousands)
                     (Unaudited)

                                               Twenty-six weeks ended
                                              February 28,     March 1,
                                                2004             2003
Cash flows from operating activities:
  Net loss                                     $(2,818)         $(318)
  Adjustments to reconcile net loss to
    net cash (used in) operating activities:
    Depreciation and amortization                  860            857
    Loss on disposal of equipment                   22              -
    Deferred rent                                 (176)          (151)
    Allowance for inventory valuation              (36)             -
    Recovery of amounts due from
      Private Company                                -            (22)
  Changes in operating assets and liabilities:
    Merchandise inventories                     (1,690)        (1,182)
    Prepaid expenses and other current assets     (148)          (870)
    Accounts receivable                            188             93
    Due from Private Company, net                 (251)         1,112
    Other assets, net                                4             35
    Accounts payable, trade                     (4,669)        (1,136)
    Customer deposits                            4,449             93
    Accrued expenses and other current
      liabilities                                1,191         (2,175)
  Net cash (used in) operating activities       (3,074)        (3,664)

Cash flows from investing activities:
    Purchase of investments                          -           (993)
    Purchase of annuity contract                (1,007)             -
    Restricted cash                               (110)             -
    Proceeds from maturity of short-term
      corporate bonds                                -            993
    Capital expenditures                          (262)          (697)
  Net cash (used in) investing activities       (1,379)          (697)

Cash flows from financing activities:
    Proceeds from exercise of stock options          -             16
    Proceeds from issuance of preferred stock      128              -
    Preferred stock dividends paid                 (17)             -
  Net cash provided by financing activities        111             16

Net (decrease) in cash and cash equivalents     (4,342)        (4,345)

Cash and cash equivalents at beginning
  of period                                     12,761         15,973

Cash and cash equivalents at end of period      $8,419        $11,628

Supplemental disclosure of cash flow
information:
  Income taxes paid during the period              $64           $573
  Interest paid                                    $ 2           $  -


See Notes to the Consolidated Financial Statements.

                   JENNIFER CONVERTIBLES, INC.
        For the Twenty-Six Weeks Ended February 28, 2004
             (In thousands, except for share amount)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals plus other adjustments referred to in Note 3) considered necessary for a
fair presentation have been included.   The operating results for
the twenty-six week period ended February 28, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2004.

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

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.


NOTE 2:   MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost
(determined on the first-in, first-out method) or market and are physically located, as follows:

                    02/28/04   8/30/03
         Showrooms  $ 6,829   $ 6,811
         Warehouses   7,618     5,910
                    $14,447   $12,721


Vendor discounts and allowances in respect of merchandise purchased by the Company are included as a reduction of inventory and cost of sales.

                   JENNIFER CONVERTIBLES, INC.
        For the Twenty-Six Weeks Ended February 28, 2004
             (In thousands, except for share amount)




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

The Company amended its warehouse agreement with the Private Company, whereby, effective June 23, 2002, the Private Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Private Company on or after such date through August 28, 2004 and assumed all performance obligations and risk of loss thereunder. The Company has no obligation with respect to such plans. The Private Company receives a monthly payment of $50, subject to an
adjustment based on the annual volume of sales of the plans.   In
addition, for a payment of $400 (payable $50 per month beginning three months after the date of the agreement) to be made by the Company, the Private Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Private Company prior to June 23, 2002. Accordingly, the Company has no obligations for any claims filed after June 23, 2002 and revenue from the sale of fabric protection plans is recognized upon delivery of the merchandise.

NOTE 4:   GOODWILL

Goodwill consists of the excess of cost of the Company's investments in certain subsidiaries over the fair value of net assets acquired. The Company has performed the required impairment tests and has determined that there is no impairment of the Company's goodwill.

NOTE 5:   LETTER OF CREDIT

In February 2004, the Company entered into a standby letter of credit in the amount of $110, as required by the Company's new workers' compensation insurance provider. The Company has purchased a certificate of deposit for the same amount from a financial institution as collateral for the letter of credit and has classified this cash as restricted.

                   JENNIFER CONVERTIBLES, INC.
        For the Twenty-Six Weeks Ended February 28, 2004
             (In thousands, except for share amount)




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

On July 6, 2001, the Private Company and the Company entered into a series of agreements designed to settle the derivative action among the Private Company, certain of our current and former officers and directors and certain of our former accounting firms and the Company. Effectiveness of the agreements is subject to certain conditions, including court approval and receipt by the Company of a fairness opinion or appraisal. The Company also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval. While the Company expects the proposed settlement to be presented to the court soon, there can be no assurance that the court will approve the settlement or that a settlement will occur. Please see the Company's Annual Report on Form 10-K for the year ended August 30, 2003 for a more complete description of the terms of the proposed settlement.

In connection with the class action litigation, on November 7, 2003, the Company issued an additional 30,717 shares of Series B Preferred Stock, convertible into 21,501 shares of the Company's Common Stock based on valid proofs of claims. The Series B Preferred Stock shares are non-voting, have a liquidation value of $5.00 per share and accrue dividends at a rate of $.35 per share per annum. Accumulated unpaid dividends for the period from May 1, 2003 through February 28, 2004 on the 57,381 Series B Preferred Stock outstanding amounted to $17. The preferred stock is convertible at the option of the Company at any time after the Common Stock trades at a price of at least $7.00 per share.

Other Matters

The Company is also subject to other litigation, including a claim for $10 million for assault and battery, conversion of identity, defamation, consumer fraud, and infliction of emotional distress, and another claim for unspecified damages for sexual harassment, discrimination, retaliation, mental infliction of emotional stress, false imprisonment and collateral claims. The matters are in early stages and the Company denies liability and does not believe that these matters will have significant impact on its financial position or results of operations.

                   JENNIFER CONVERTIBLES, INC.
        For the Twenty-Six Weeks Ended February 28, 2004
             (In thousands, except for share amount)




NOTE 7:   TRANSACTIONS WITH THE PRIVATE COMPANY

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Private Company:

                                          Increase (decrease)
                             Thirteen weeks ended     Twenty-six weeks ended
                            February 28,   March 1,   February 28,   March 1,
                               2004          2003        2004          2003
Net Sales:
  Royalty income             $     25     $     22     $   55        $   53
  Warehouse fees                  303          246        658           589
  Delivery charges                549          377      1,158           849
                             $    877     $    645     $1,871        $1,491

Revenue from Service Contracts:
  Fabric protection fees
  charged by the Private
  Company                    $   (100)    $   (150)    $ (250)       $ (350)

Selling, General and
Administrative Expenses:
  Advertising reimbursement
  paid by the Private
  Company                    $   (368)    $   (369)    $ (731)       $ (735)
  Royalty expense paid to
  the Private Company             100          100        200           200
  Expenses related to
  shortfall payments charged
  by the Private Company          157          194        512           194

                             $   (111)    $    (75)    $  (19)       $ (341)


NOTE 8:   STOCK OPTION PLANS

In December 2002, the Financial Accounting Standards Board issued
Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. As permitted by SFAS 148, the Company has elected to follow Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees' (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, in the event that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of the grant, compensation expense is recognized. No stock-based employee compensation cost is reflected in net loss, as all options granted under the Company's employee stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                   JENNIFER CONVERTIBLES, INC.
        For the Twenty-Six Weeks Ended February 28, 2004
             (In thousands, except for share amount)

                                Thirteen weeks ended     Twenty-six weeks ended
                              February 28,   March 1,    February 28,  March 1,
                                 2004          2003         2004          2003

Net loss, as reported           $(1,127)     $(821)      $(2,818)       $(318)

Deduct: Total stock-based
        employee compensation
        expense determined
        under the fair value
        based method, net of
        related tax effects         134        150           268          174

Pro forma net loss              $(1,261)     $(971)      $(3,086)       $(492)

Loss per share (basic and
diluted):
        As reported              $(0.20)    $(0.14)       $(0.50)      $(0.06)
        Pro forma                $(0.22)    $(0.17)       $(0.54)      $(0.09)



The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model based on a weighted average volatility of 49.7% for the twenty-six week period ended March 1, 2003, expected life of options of five years, weighted average risk free interest rate of 3.13% and a dividend yield of 0%. The weighted average fair value of options granted during the twenty-six week period ended March 1, 2003 was $1.82. No options were granted during the twenty-six week period ended February 28, 2004.

NOTE  9:       SUBSEQUENT EVENT

On April 5, 2004, the Attorney General of the State of New York filed a motion for contempt under New York law in the Supreme Court of the State of New York, County of Albany, alleging non-compliance with an order of the Attorney General's Office obtained in 1998 which enjoined Jennifer Convertibles from engaging in certain alleged deceptive business practices. In the motion, the Attorney General seeks a court order holding Jennifer Convertibles in civil and criminal contempt for violations of the 1998 order and a fine in the amount of $5,000 per day for each day it has allegedly disobeyed the 1998 order and certain other fees, as well as an unspecified amount of monetary damages to the petitioners. The case is being handled by the Nassau Regional Office of the Attorney General. The Company believes this suit is without merit, deny liability and are vigorously defending against the claims.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

Forward-Looking Information

Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to the risk factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended August 30, 2003. In addition to statements that explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be uncertain and forward-looking.

Results of Operations

Net sales include merchandise sales and home delivery income of $29,398,000 and $26,924,000 and revenue from the private company of $878,000 and $645,000 for the thirteen-week periods ended February 28, 2004 and March 1, 2003, respectively. Net sales of merchandise and home delivery income increased by 9.2% in the thirteen-week period ended February 28, 2004, up $2,474,000 from the thirteen-week period ended March 1, 2003. Revenue from service contracts increased by 17.4% in the thirteen-week period ended February 28, 2004 to $2,143,000, from $1,825,000 for the thirteen-week period ended March 1, 2003. Such increases during the second quarter of fiscal 2004, compared to the same quarter in fiscal 2003, are partially attributable to the adverse effects of the overall softness in the economy and poor weather conditions in the Northeast during fiscal 2003, especially during President's Day weekend. During the latter part of the thirteen-week period ended February 28, 2004, we began to deliver the backlog of merchandise from an overseas supplier as more fully described below.

Net sales for the twenty-six weeks ended February 28, 2004, inclusive of merchandise sales and home delivery income, were $60,176,000, a decrease of 1.3% compared to $60,944,000 for the twenty-six weeks ended March 1, 2003. Revenue from the private company was $1,871,000 and $1,491,000 for the twenty-six week periods ended February 28, 2004 and March 1, 2003, respectively. Revenue from service contracts increased by 8.8% during the twenty-six week period ended February 28, 2004 to $4,387,000, from $4,034,000 for the twenty-six week period ended March 1, 2003. Such increases during the twenty-six weeks ended February 28, 2004, compared to the same period ended March 1, 2003, are partially attributable to the adverse effects of the overall softness in the economy and poor weather conditions in the Northeast during fiscal 2003. In addition, we increased service contract rates and sold more units during the same period in fiscal 2004.

As of February 28, 2004, we had $17,180,000 in written sales that had not been delivered, compared to $10,818,000 as of March 1, 2003. This is attributable to (1) an increase in sales written during President's Day this year versus last year due to adverse weather in the Northeast during 2003 and (2) a delay in the delivery of sales. Sales have been delayed as a result of ordering more products overseas, which results in increased time to manufacture and deliver the products to our customers. Since sales are recorded when goods are delivered to the customers, those delayed sales may be recognized in the second half of fiscal 2004. These undelivered sales with respect to delayed overseas merchandise are expected to sell at gross margins lower than other similar products. Historically, we have not experienced significant differences between written and delivered sales. During the months of February and March 2004, we began to deliver the backlog of merchandise from an overseas supplier.

Cost of sales, as a percentage of revenue for the thirteen-week and twenty-six week periods ended February 28, 2004, was 73.4% and 71.7%, respectively, compared to 68.5% and 67.2% for those periods ended March 1, 2003. Such increases are primarily attributable to an increase in store occupancy costs and lower margins associated with merchandise imports.

Selling, general and administrative expenses were $9,337,000 (28.8% as a percentage of revenue) and $9,863,000 (33.5% as a percentage of revenue) during the thirteen-week period ended February 28, 2004 and March 1, 2003, respectively. Selling, general and administrative expenses were $20,771,000 (31.3% as a percentage of revenue) and $21,403,000 (32.2% as a percentage of revenue) during the twenty-six week period ended February 28, 2004 and March 1, 2003, respectively. This decrease was primarily attributable to a reduction of fees associated with our private label card business. This was partially offset by an increase in our advertising costs and amounts charged to us by the private company in accordance with the terms of the Interim Operating Agreement.

The net loss was $1,127,000 and $821,000 for the thirteen-week period ended February 28, 2004 and March 1, 2003, respectively. Net loss for the twenty-six weeks ended February 28, 2004 was $2,818,000 compared to a net loss of $318,000 for the twenty-six week period ended March 1, 2003. Such increases are attributable to an increase in our cost of sales, combined with the delay in delivering our written merchandise sales, as more fully described above.

Liquidity and Capital Resources

As of February 28, 2004, we had an aggregate working capital of $550,000 compared to an aggregate working capital of $3,625,000 at August 30, 2003 and had available cash and cash equivalents of $8,419,000 compared to $12,761,000 at August 30, 2003. The decrease in cash and cash equivalents is a result of shorter payment terms with a principal overseas supplier as well as the purchase of an annuity contract. The decrease in working capital is impacted by the decrease in delivered sales volume during the twenty-six week period ended February 28, 2004. Unless the U.S. economy worsens, we anticipate achieving positive operating cash flow for fiscal 2004.

We continue to fund the operations of certain of our limited partnership licensees whose results are included in our consolidated financial statements, some of which continue to generate operating losses. Any such losses have been consolidated in our consolidated financial statements. It is our intention to continue to fund these operations in the future and, if the new settlement agreements discussed in our Annual Report on Form 10-K for the year ended August 30, 2003, are approved, we will acquire 100% of such limited partnerships. Our receivables from the private company and the unconsolidated licensees had been substantially reserved in prior years and continue to be reserved. There can be no assurance that the reserved amount of such receivables, a total of $4,722,000 as of February 28, 2004, will be collected.

Starting in 1995, we entered into agreements with the private company that permit us to offset our current monthly obligations to one another for an amount up to $1,000,000. Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of these offset agreements, current obligations of the private company and the unconsolidated licensees as of March 1, 2003, were paid. Additionally, as part of such agreements, the private company, in November 1995, agreed to assume certain liabilities owed to us by the unconsolidated licensees. As described above, our receivables from the private company and the unconsolidated licensees, which arose in fiscal 1996 and prior years, had been reserved.

In March 1996, we executed a Credit and Security Agreement with our principal supplier, Klaussner Furniture Industries, Inc., which extended the payment terms for merchandise shipped from 60 days to 81 days. Since February 1999, we have not exceeded these 81-day payment terms. As of March 1, 2003, there were no amounts owed to Klaussner that violated these extended terms. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of .67% per month for invoices paid by us beyond the normal 60-day terms. This provision became effective in January 1998. As part of the Credit and Security Agreement, we granted to Klaussner a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a licensee agreement to operate our business
in the event of our default.   In May 2003, as a result of our
improved financial condition, we executed a Termination Agreement and Release whereby Klaussner released the liens on our assets. In connection with the release, a $1.5 million credit line, which Klaussner had made available to us in 1999, was also terminated. The credit line had never been drawn upon.

We had three store openings and one store closing during the twenty-six weeks ended February 28, 2004. We spent $262,000 for capital expenditures during such twenty-six week period and we anticipate capital expenditures approximating $275,000 during the balance of fiscal 2004 to support the opening of new stores. We do not anticipate needing outside financing for such expansion.

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


Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries was made known to them by others within those entities, particularly during the period in which this report was being prepared.

Changes in Internal Controls

      There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                             PART II

                        OTHER INFORMATION

Item 1.   Legal Proceedings.

On April 5, 2004, the Attorney General of the State of New York filed a motion for contempt under New York law in the Supreme Court of the State of New York, County of Albany, alleging non-compliance with an order of the Attorney General's Office obtained in 1998 which enjoined Jennifer Convertibles from engaging in certain alleged deceptive business practices. In the motion, the Attorney General seeks a court order holding Jennifer Convertibles in civil and criminal contempt for violations of the 1998 order and a fine in the amount of $5,000 per day for each day it has allegedly disobeyed the 1998 order and certain other fees, as well as an unspecified amount of monetary damages to the petitioners. The case is being handled by the Nassau Regional Office of the Attorney General. We believe this suit is without merit, deny liability and are vigorously defending against the claims.

Item 2.   Changes in Securities and Use of Proceeds.

               None.

Item  3.  Defaults Upon Senior Securities.

               None.

Item  4.  Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders, which was held on February
10, 2004, our stockholders:

(1)  Elected seven nominees for directors to serve for a term ending in 2005;
(2) Ratified the appointment of Eisner LLP as our independent auditors and public accountants for the fiscal year ended August 28, 2004.

The following tables show the common stock votes cast with respect to the proposals identified above:

                                         Withheld
     Election of Directors:    For       Authority

     Harley J. Greenfield    5,176,551    256,125

     Edward Seidner          5,176,551    256,125

     Edward Bohn             5,182,551    250,125

     Kevin Coyle             5,182,551    250,125

     Bernard Wincig          5,156,551    276,125

     Rami Abada              5,176,551    256,125

     Mark Berman             5,182,551    250,125

     Total All Directors    36,233,857  1,794,875


     Proposal 2              For          Against     Abstentions
     Proposal 2              5,195,951    234,925      1,800

Item  5.  Other Information.

               None.

Item  6.  Exhibits and Reports Filed on Form 8-K

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



                          JENNIFER CONVERTIBLES, INC.


April 13, 2004         By:    /s/Harley J. Greenfield
                              Harley J. Greenfield, Chairman of
                              the Board and Chief Executive
                              Officer

April 13, 2004         By:    /s/Rami Abada
                              Rami Abada, Chief Financial Officer
                              and Chief Operating Officer

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

Date:  April 13, 2004                  /s/ Harley J. Greenfield
                                       Harley J. Greenfield, Chief Executive
                                       Officer

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

Date:  April 13, 2004          /s/Rami Abada
                               Rami Abada, Chief Financial Officer

                          EXHIBIT 32.1

          Certification of Principal Executive Officer
                 Pursuant to U.S.C. Section 1350
 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Harley J. Greenfield, Chief Executive Officer of Jennifer Convertibles, Inc., hereby certify, to my knowledge, that the quarterly report on Form 10-Q for the period ending February 28, 2004 of Jennifer Convertibles, Inc. (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Jennifer Convertibles, Inc.


Dated: April 13, 2004                   /s/ Harley J. Greenfield
                                        Harley J. Greenfield
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                         EXHIBIT 32.2

          Certification of Principal Financial Officer
                 Pursuant to U.S.C. Section 1350
 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                              2002

     I, Rami Abada, Chief Financial Officer of Jennifer Convertibles, Inc., hereby certify, to my knowledge, that the quarterly report on Form 10-Q for the period ending February 28, 2004 of Jennifer Convertibles, Inc. (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Jennifer Convertibles, Inc.

Dated: April 13, 2004                    /s/ Rami Abada
                                             Rami Abada
                                             Chief Financial Officer
                                             (Principal Financial Officer)