Form 10-Q
period 2004-05-29
JENNIFER CONVERTIBLES INC
filed 2004-07-13
CIK 806817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D C.  20549
                            FORM 10-Q

     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended May 29, 2004

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

                    Yes              No     X

As of July 12, 2004 5,713,058 shares of the issuer's common stock, par value $.01, were outstanding.

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                              Index
Part I - Financial Information

     Item 1. - Financial Statements (Unaudited)

     Consolidated Balance Sheets at May 29, 2004  (Unaudited)
     and August 30, 2003                                              2

     Consolidated Statements of Operations
     (Unaudited) for the thirteen and thirty-nine weeks ended
     May 29, 2004 and May 31, 2003                                    3

     Consolidated Statements of Cash Flows
     (Unaudited) for the thirty-nine weeks ended
     May 29, 2004 and May 31, 2003                                    4

     Notes to Unaudited Consolidated Financial Statements             5

     Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        11

     Item 3. - Quantitative and Qualitative Disclosures About
          Market Risk                                                15

     Item 4. - Controls and Procedures                               15

Part II - Other Information                                          16

     Item 1. - Legal Proceedings                                     16
     Item 2. - Changes in Securities and Use of Proceeds             16
     Item 3. - Defaults Upon Senior Securities                       16
     Item 4. - Submission of Matters to a Vote of Security
               Holders                                               16
     Item 5. - Other Information                                     16
     Item 6. - Exhibits and Reports on Form 8-K                      16

Signatures                                                           17

Exhibit Index                                                        18
Purchase Administration Fee Agreement                                19
Customer Service Administration Fee Agreement                        21
Certification of Chief Executive Officer                             23
Certification of Chief Financial Officer                             24
Certification of Chief Executive Officer                             25
Certification of Chief Financial Officer                             26

           PART I - FINANCIAL INFORMATION
            Item I - Financial Statements

    JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets
          (In thousands, except share data)

                                                 May 29, 2004
ASSETS                                            (Unaudited)  August 30, 2003


Current assets:
  Cash and cash equivalents                         $4,480        $12,761
  Restricted cash                                      110           -
  Accounts receivable                                  723            408
  Nerchandise inventories, net                      15,469         12,721
  Due from private company, net of reserves of
    $4,722 at May 29, 2004 and August 30, 2003       3,960          3,150
  Deferred tax asset                                 2,895          2,895
  Prepaid expenses and other current assets          1,218          1,398
      Total current assets                          28,855         33,333


Store fixtures, equipment and leasehold
  improvements, at cost, net                         3,100          3,854
Annuity contract                                     1,080           -
Deferred lease costs and other intangibles, net         50             98
Goodwill, at cost, net                               1,796          1,796
Other assets (primarily security deposits)             624            626


                                                   $35,505        $39,707

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                          $12,342        $15,049
  Customer deposits                                  8,550          9,203
  Accrued expenses and other current liabilities     4,967          4,135
  Due to Private Company                               500            500
  Deferred rent and allowances - current portion       533            821

      Total current liabilities                     26,892         29,708

Deferred rent and allowances, net of current
  portion                                            3,192          3,155

      Total liabilities                             30,084         32,863


Commitments and contingencies

Stockholders' Equity:
  Preferred stock, par value $.01 per share,
  authorized 1,000,000 shares
    Series A convertible preferred - 10,000 shares
    issued and outstanding at May 29, 2004 and
    August 30, 2003 (liquidation preference $5,000)
    Series B convertible preferred - 57,381 shares
    issued and outstanding at May 29, 2004
    (liquidation preference $287) and 26,664 shares
    issued and outstanding at August 30, 2003
    (liquidation preference $133)                        1           -
  Common stock, par value $.01 per share, authorized
    12,000,000 shares at May 29, 2004 and 10,000,000
    shares at August 30, 2003; issued and outstanding
    5,713,058 shares at May 29, 2004 and August 30,
    2003                                                57             57
  Additional paid in capital                        27,728         27,617
  Accumulated deficit                              (22,365)       (20,830)

                                                     5,421          6,844

                                                   $35,505        $39,707

See Notes to the Consolidated Financial Statements.




    JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

       Consolidated Statements of Operations
       (In thousands, except share data)
                 (Unaudited)
                                  Thirteen weeks ended  Thirty-nine weeks ended
                                     May 29,    May 31,     May 29,  May 31,
                                       2004      2003        2004     2003
Revenue:
  Net sales                           $32,698  $28,061     $94,745   $90,496
  Revenue from service contracts        2,323    2,061       6,710     6,095

                                       35,021   30,122     101,455    96,591

Cost of sales, including store
  occupancy, warehousing, delivery
  and service costs                    24,032   20,810      71,638    65,510

Selling, general and administrative
expenses                                9,319   10,343      30,090    31,746

Depreciation and amortization             376      435       1,236     1,292

                                       33,727   31,588     102,964    98,548

Operating income (loss)                 1,294   (1,466)     (1,509)   (1,957)

Interest income                            19       29          67       112

Interest expense                            1        4           2         4

Income (loss) before income taxes       1,312   (1,441)     (1,444)   (1,849)

Income tax expense (benefit)               29      (61)         91      (151)

Net income (loss)                      $1,283   ($1,380)   ($1,535)  ($1,698)

Basic income (loss) per common share    $0.22   ( $0.24)   ( $0.27)  ($ 0.30)

Diluted income (loss) per common share  $0.17   ( $0.24)   ( $0.27)  ( $0.30)

Weighted average common shares
  outstanding basic income (loss)
  per share                         5,713,058 5,712,058  5,713,058 5,708,847


Effect of potential common share
issuance:
  Stock options                       468,427        -         -       -
  Convertible preferred stock       1,464,667        -         -       -

Weighted average common shares
  outstanding diluted income (loss)
  per share                         7,646,152 5,712,058  5,713,058 5,708,847

See Notes to the Consolidated Financial Statements.

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Consolidated Statements of Cash Flows
                         (In thousands)
                         (Unaudited)
                                            Thirty-nine weeks ended
                                              May 29,       May 31,
                                               2004          2003
Cash flows from operating activities:
  Net loss                                   $(1,535)      $(1,698)
  Adjustments to reconcile net loss to
  net cash (used in) operating
  activities:
    Depreciation and amortization              1,236         1,292
    Loss on disposal of equipment                 54           -
    Deferred rent                               (251)         (122)
    Deferred tax benefit                         -             (43)
    Allowance for inventory valuation              4           -
    Recovery of amounts due from
    Private Company                              -             (27)
  Changes in operating assets and
  liabilities:
    Merchandise inventories                    (2,752)        (654)
    Prepaid expenses and other current
      assets                                      180         (753)
    Accounts receivable                          (315)         128
    Due from Private Company, net                (810)         589
    Other assets                                    2          122
    Accounts payable, trade                    (2,707)      (1,978)
    Customer deposits                            (653)         860
    Accrued expenses and other current
      liabilities                                 832       (1,947)
  Net cash (used in) operating activities      (6,715)      (4,231)

Cash flows from investing activities:
   Purchase of annuity contract                (1,080)         -
   Restricted cash                               (110)         -
   Capital expenditures                          (487)       (991)
  Net cash (used in) investing activities      (1,677)       (991)

Cash flows from financing activities:
  Proceeds from exercise of stock options        -             16
  Proceeds from issuance of preferred stock       128          -
  Preferred stock dividends paid                  (17)         -
  Net cash provided by financing activities       111          16

Net (decrease) in cash and cash equivalents    (8,281)     (5,206)

Cash and cash equivalents at beginning
  of period                                    12,761      15,973

Cash and cash equivalents at end of period     $4,480     $10,767

Supplemental disclosure of cash flow
  information:
  Income taxes paid during the period          $   79     $   933
  Interest                                     $    2     $    -

See Notes to the Consolidated Financial Statements.

        JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
        For the Thirty-Nine Weeks Ended May 29, 2004
          (In thousands, except for share amount)




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals plus other adjustments referred to in Note 3) considered necessary for a fair presentation have been included. The operating results for the thirty-nine week period ended May 29, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2004.

The balance sheet as of August 30, 2003 has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 30, 2003, as filed with the Securities and Exchange Commission.

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.


NOTE 2:   MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost
(determined on the first-in, first-out method) or market and are physically located, as follows:

                    5/29/04      8/30/03

         Showrooms  $ 7,120      $ 6,811
         Warehouses   8,349        5,910
                    $15,469      $12,721


Vendor discounts and allowances in respect of merchandise purchased by the Company are included as a reduction of inventory and cost of sales.

         JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
        For the Thirty-Nine Weeks Ended May 29, 2004
          (In thousands, except for share amount)



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

The Company amended its warehouse agreement with the Private Company, whereby, effective June 23, 2002, the Private Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Private Company on or after such date through August 28, 2004 and assumed all performance obligations and risk of loss thereunder (see Note 9). The Company has no obligation with respect to such plans. The Private Company receives a monthly payment of $50, subject to an adjustment based on the annual volume of sales of the plans. In addition, for a payment of $400 (payable $50 per month beginning three months after the date of the agreement) to be made by the Company, the Private Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Private Company prior to June 23, 2002. Accordingly, the Company has no obligations for any claims filed after June 23, 2002 and revenue from the sale of fabric protection plans is recognized upon delivery of the merchandise.


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

         JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
        For the Thirty-Nine Weeks Ended May 29, 2004
          (In thousands, except for share amount)



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

On July 6, 2001, the Private Company and the Company entered into a series of agreements designed to settle the derivative action among the Private Company, certain of our current and former officers and directors and certain of our former accounting firms and the Company. Effectiveness of the agreements is subject to certain conditions, including court approval and receipt by the Company of a fairness opinion or appraisal. The Company also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval. While the Company presented the proposed settlement to the court in May 2004, there can be no assurance that the court will approve the settlement or that a settlement will occur. Please see the Company's Annual Report on Form 10-K for the year ended August 30, 2003, as filed with the Securities and Exchange Commission, for a more complete description of the terms of the proposed settlement.

In connection with the class action litigation, on November 7, 2003, the Company issued an additional 30,717 shares of Series B Preferred Stock, convertible into 21,501 shares of the Company's Common Stock based on valid proofs of claims. The Series B Preferred Stock shares are non-voting, have a liquidation value of $5.00 per share and accrue dividends at a rate of $.35 per share per annum. Accumulated unpaid dividends for the period from May 1, 2003 through May 29, 2004 on the 57,381 Series B Preferred Stock outstanding amounted to $22. The preferred stock is convertible at the option of the Company at any time after the Common Stock trades at a price of at least $7.00 per share.

Other Matters

The Company is also subject to other litigation, including a claim for $10 million for assault and battery, conversion of identity, defamation, consumer fraud, and infliction of emotional distress, and another claim for unspecified damages for sexual harassment, discrimination, retaliation, mental infliction of emotional stress, false imprisonment and collateral claims. The matters are in early stages and the Company believes these suits are without merit, denies liability, is vigorously defending against the claims and does not believe that they will have a significant impact on its financial position or results of operations.

         JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
        For the Thirty-Nine Weeks Ended May 29, 2004
          (In thousands, except for share amount)



On April 5, 2004, the Attorney General of the State of New York filed a motion for contempt under New York law in the Supreme Court of the State of New York, County of Albany, alleging non-compliance with an order of the Attorney General's Office obtained in 1998 which enjoined the Company from engaging in certain alleged deceptive business practices. In the motion, the Attorney General seeks a court order holding the Company in civil and criminal contempt for violations of the 1998 order and a fine in the amount of $5 per day for each day it has allegedly disobeyed the 1998 order and certain other fees, as well as an unspecified amount of monetary damages to the petitioners. The case is being handled by the Nassau Regional Office of the
Attorney General.   The Company has accrued $138 for this
litigation as of May 29, 2004 representing its half of a proposed settlement, with the other half to be paid by the Private Company.


NOTE 7:   TRANSACTIONS WITH THE PRIVATE COMPANY

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Private Company:


                                       Increase (decrease)
                               Thirteen weeks      Thirty-nine weeks
                                    ended                ended
                               May 29,   May 31,  May 29,    May 31,
                                2004      2003     2004      2003
Net Sales:
 Royalty income                  $   28    $ 26    $   83     $   79
 Warehouse fees                     388     290     1,046        879
 Delivery charges                   669     435     1,827      1,284
                                 $1,085    $751    $2,956     $2,242

Revenue from Service Contracts:
 Fabric protection fees
 charged (by)/to the Private
 Company                         $ (150)   $ 50    $ (400)    $ (300)

Selling, General and
Administrative Expenses:
 Purchase administration fees
   paid by the Private Company   $   (2)   $  -    $   (2)    $    -
 Advertising reimbursement
   paid by the Private Company     (364)   (366)   (1,095)    (1,101)
 Royalty expense paid to the
   Private Company                  100     100       300        300
 Expenses related to
   shortfall payments charged
   by the Private Company           151     773       663        967
                                 $ (115)   $507     $(134)    $  166

         JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
        For the Thirty-Nine Weeks Ended May 29, 2004
          (In thousands, except for share amount)



NOTE 8:   STOCK OPTION PLANS

In December 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. As permitted by SFAS No. 148, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, in the event that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of the grant, compensation expense is recognized. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the Company's employee stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                        Thirteen weeks    Thirty-nine weeks
                                            ended               ended
                                       May 29,  May 31,    May 29,  May 31,
                                        2004     2003       2004     2003

Net income (loss) as reported           $1,283  $(1,380)   $(1,535)  $(1,698)

Deduct:Total stock-based employee
       compensation expense determined
       under the fair value based method,
       net of related tax effects          134      151        402       325

Pro forma net income (loss)             $1,149  $(1,531)   $(1,937)  $(2,023)

Basic income (loss) per share:
              As reported                $0.22  $ (0.24)    $(0.27)  $ (0.30)
              Pro forma                  $0.20  $ (0.27)    $(0.34)  $ (0.35)

Diluted income (loss) per share
              As reported                $0.17  $ (0.24)    $(0.27)  $(0.30)
              Pro forma                   0.15    (0.27)     (0.34)   (0.35)

         JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
        For the Thirty-Nine Weeks Ended May 29, 2004
          (In thousands, except for share amount)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model based on a weighted average volatility of 49.4% for the thirty-nine week period ended May 31, 2003, expected life of options of five years, weighted average risk free interest rate of 3.12% and a dividend yield of 0%. The weighted average fair value of options granted during the thirty-nine week period ended May 31, 2003 was $1.80. No options were granted during the thirty-nine week period ended May 29, 2004.


NOTE 9:   SUBSEQUENT EVENTS

On May 30, 2004, the Company entered into a Customer Service
Administration Fee Agreement with the Private Company pursuant to which the Private Company shall pay the Company $70 per annum for administrative services rendered to it in connection with customer service.

The Company delivered to the Private Company a Notice of Extension on June 24, 2004 whereby the Company exercised its option under the Warehouse Agreement, as amended, to extend the period of time for which the Private Company will be responsible for all fabric protection or breach of warranty claims with respect to sales of merchandise by the Private Company's stores and its stores for a period of one year, until August 27, 2005.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

Forward-Looking Information

Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to the risk factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended August 30, 2003, as filed with the Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be uncertain and forward-looking.

Results of Operations

Net sales include merchandise sales and home delivery income of $31,613,000 and $27,310,000 for the thirteen-week periods ended May 29, 2004 and May 31, 2003, respectively. Net sales of merchandise and home delivery income increased by 15.8% in the thirteen-week period ended May 29, 2004, up $4,303,000 from the thirteen-week period ended May 31, 2003. Revenue from service contracts increased by 12.7% in the thirteen-week period ended May 29, 2004 to $2,323,000, from $2,061,000 for the thirteen-week period ended May 31, 2003. Such increases during the third quarter of fiscal 2004, compared to the same quarter in fiscal 2003, are attributable to the delivery of the backlog of merchandise from an overseas supplier that existed as of the end of the prior quarter as more fully described below. Revenue from the private company was $1,085,000 and $751,000 for the thirteen-week periods ended May 29, 2004 and May 31, 2003, respectively. The increase in revenue from a related private company is largely a function of the amount of merchandise purchased by the private company from us.

Net sales for the thirty-nine weeks ended May 29, 2004, inclusive of merchandise sales and home delivery income, were $91,789,000, an increase of 4.0%, compared to $88,254,000 for the thirty-nine weeks ended May 31, 2003. Revenue from service contracts increased by 10.1% during the thirty-nine week period ended May 29, 2004 to $6,710,000, from $6,095,000 for the thirty-nine week period ended May 31, 2003. Such increases during the thirty-nine weeks ended May 29, 2004, compared to the same period ended May 31, 2003, are attributable to the adverse effects of the overall softness in the economy and poor weather conditions in the Northeast during fiscal 2003 and the delivery of the backlog of merchandise from an overseas supplier that existed as of the end of the quarter ended February 28, 2004. In addition, we increased service contract rates and sold more units during the same period in fiscal 2004. Revenue from the private company was $2,956,000 and $2,242,000 for the thirty-nine week periods ended May 29, 2004 and May 31, 2003, respectively. The increase in revenue from the private company is largely a function of the amount of merchandise purchased by the private company from us.

As discussed in our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2004, as filed with the Securities and Exchange Commission, as of February 28, 2004, we had $17,180,000 in written sales that had not been delivered, compared to $10,818,000 as of March 1, 2003. This was attributable to (1) an increase in sales written during President's Day this year versus last year due to adverse weather in the Northeast during 2003 and (2) a delay in the delivery of sales. Sales were delayed as a result of ordering more products overseas, which increased the length of time to manufacture and deliver the products to our customers. During the thirteen week period ended May 29, 2004, we were able to deliver most of this backlog of merchandise from an overseas supplier as well as deliver sales written during President's Day. These deliveries are a significant reason why our merchandise sales increased for the thirteen-week period ended May 29, 2004.

Cost of sales as a percentage of revenue for the thirteen-week and thirty-nine week periods ended May 29, 2004, was 68.6% and 70.6%, respectively, compared to 69.1% and 67.8% for those periods ended May 31, 2003. The decrease during the current thirteen-week period was insignificant. The increase for the current thirty-nine week period is primarily attributable to an increase in store occupancy costs and lower margins associated with merchandise imports.

Selling, general and administrative expenses were $9,319,000 (26.6% as a percentage of revenue) and $10,343,000 (34.3% as a percentage of revenue) during the thirteen-week period ended May 29, 2004 and May 31, 2003, respectively. Selling, general and administrative expenses were $30,090,000 (29.7% as a percentage of revenue) and $31,746,000 (32.9% as a percentage of revenue) during the thirty-nine week period ended May 29, 2004 and May 31, 2003, respectively. These decreases are primarily attributable to a reduction of fees associated with our private label card business along with a reduction of expenses related to shortfall payments charged by the private company. Advertising expense is down $68,000 during the thirteen-week period ended May 29, 2004 compared to the same period last year, but advertising is up $809,000 for the thirty-nine week period ended May 29, 2004 compared to the same period last year.

Net income for the thirteen-week period ended May 29, 2004 was $1,283,000, compared to net loss of $1,380,000 for the thirteen-week period ended May 31, 2003. Net loss for the thirty-nine weeks ended May 29, 2004 was $1,535,000 compared to a net loss of $1,698,000 for the thirty-nine week period ended May 31, 2003. The adverse effects of the overall softness in the economy and poor weather conditions in the Northeast during fiscal 2003 combined with the delivery of the backlog of merchandise from an overseas supplier that existed as of the end of the prior quarter of 2004 have positively impacted the current thirteen and thirty-nine week periods.

Liquidity and Capital Resources

As of May 29, 2004, we had an aggregate working capital of $1,963,000 compared to an aggregate working capital of $3,625,000 at August 30, 2003 and had available cash and cash equivalents of $4,480,000 compared to $12,761,000 at August 30, 2003. The decrease in cash and cash equivalents is a result of shorter payment terms with principal suppliers as well as the purchase of
an annuity contract.   We do not anticipate achieving positive
operating cash flow for fiscal 2004.

We continue to fund the operations of certain of our limited partnership licensees whose results are included in our consolidated financial statements, some of which continue to generate operating losses. Any such losses have been consolidated in our consolidated financial statements. It is our intention to continue to fund these operations in the future and, if the new settlement agreements discussed in our Annual Report on Form 10-K for the year ended August 30, 2003, are approved, we will acquire 100% of such limited partnerships. Our receivables from the private company and the unconsolidated licensees had been substantially reserved in prior years and continue to be reserved. There can be no assurance that the reserved amount of such receivables, a total of $4,722,000 as of May 29, 2004, will be collected.

Starting in 1995, we entered into agreements with the private company that permit us to offset our current monthly obligations to one another for an amount up to $1,000,000. Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of these offset agreements, as of May 29, 2004, current obligations of the private company and the unconsolidated licensees were paid. Additionally, as part of such agreements, the private company, in November 1995, agreed to assume certain liabilities owed to us by the unconsolidated licensees. As described above, our receivables from the private company and the unconsolidated licensees, which arose in fiscal 1996 and prior years, had been reserved.

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

We had five store openings and two store closings during the thirty-nine weeks ended May 29, 2004. We spent $487,000 for capital expenditures during such thirty-nine week period and we anticipate capital expenditures approximating $75,000 during the balance of fiscal 2004 to support the opening of new stores. We do not anticipate needing outside financing for such expansion.

On May 1, 2004, we entered into an agreement with the private company whereby the private company has agreed to pay us $40,000 per annum in weekly installments of $769 commencing on May 7, 2004 as consideration for administrative services relating to purchases rendered by us. Further, on May 30, 2004, we entered into a Customer Service Administration Fee Agreement with the private company pursuant to which the private company shall pay us $70,200 per annum in weekly installments of $1,350 for administrative services rendered to it in connection with customer service. On June 24, 2004, we delivered to the private company a Notice of Extension whereby we exercised our option under the Warehouse Agreement, as amended, to extend the period of time for which the private company will be responsible for all fabric protection or breach of warranty claims with respect to sales of merchandise by the private company's stores and our stores for a period of one year, until August 27, 2005.

We do not anticipate generating positive operating cash flow for the year ending August 28, 2004. In the opinion of management, cash on hand will be adequate to fund operations during the current and next fiscal year.

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

                             PART II

                        OTHER INFORMATION

Item 1.   Legal Proceedings.

On April 5, 2004, the Attorney General of the State of New York filed a motion for contempt under New York law in the Supreme Court of the State of New York, County of Albany, alleging non-compliance with an order of the Attorney General's Office obtained in 1998 which enjoined Jennifer Convertibles from engaging in certain alleged deceptive business practices. In the motion, the Attorney General seeks a court order holding Jennifer Convertibles in civil and criminal contempt for violations of the 1998 order and a fine in the amount of $5,000 per day for each day it has allegedly disobeyed the 1998 order and certain other fees, as well as an unspecified amount of monetary damages to the petitioners. The case is being handled by the Nassau Regional Office of the Attorney General. The Company has accrued $138,000 for this litigation as of May 29, 2004 representing its half of a proposed settlement, with the other half to be paid by a related private company.

Item 2.   Changes in Securities and Use of Proceeds.

               None.

Item  3.  Defaults Upon Senior Securities.

               None.

Item  4.  Submission of Matters to a Vote of Security Holders.

               None.

Item  5.  Other Information.

               None.

Item  6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits filed with this report:

10.1 Purchase Administration Fee Agreement
10.2 Customer Service Administration Fee Agreement
31.1 Certification of Chief Executive Officer
31.2 Certification of Chief Financial Officer
32.1 Certification of Principal Executive Officer pursuant to U.S.C. Section
     1350
32.2 Certification of Principal Financial Officer pursuant to U.S.C. Section
     1350

          (b)  Reports on Form 8-K:

                    None.

                   JENNIFER CONVERTIBLES, INC.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          JENNIFER CONVERTIBLES, INC.


July 13, 2004        By:  /s/ Harley J. Greenfield
                          Harley J. Greenfield, Chairman of the Board
                          and Chief Executive Officer

July 13, 2004        By:  /s/ Rami Abada
                              Rami Abada, Chief Financial Officer
                               and Chief Operating Officer

                          EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION


10.1                     Purchase Administration Fee Agreement

10.2                     Customer Service Administration Fee Agreement

31.1                     Certification of Chief Executive Officer *

31.2                     Certification of Chief Financial Officer *

32.1 Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 *

32.2 Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 *



*  Filed herewith.

                          EXHIBIT 10.1

              PURCHASE ADMINISTRATION FEE AGREEMENT

THIS AGREEMENT is dated as of May 1, 2004 (the "Agreement") between Jennifer Convertibles, Inc., a Delaware corporation
("JCI"), and Jara Enterprises, Inc., a New York corporation
("Jara").

                      W I T N E S S E T H:

1.   Purchasing Administration Fees:

As consideration for providing administrative functions relating to purchases, Jara shall pay to JCI a fee of $40,000 p.a.

     Payment Terms:
Beginning Friday, May 7, 2004 and every Friday, thereafter, Jara will remit to JCI $769.23.

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

6.   Interpretation.
In this Agreement, unless the context otherwise requires, words describing the singular number shall include the plural and vice versa, and words denoting any gender shall include all genders and words denoting natural persons shall include corporations and partnerships and vice versa.

7.   Waivers.
Except as provided in this Agreement, no action taken pursuant to this Agreement, including, without limitation, any investigation by or on behalf of any party, shall be deemed to constitute a waiver by the party taking such action of compliance with any representations, warranties, covenants or agreements contained in this Agreement. The waiver by any party hereto of a breach of any provision hereunder shall not operate or be construed as a waiver of any prior or subsequent breach of the same or any other provision hereunder.

8.   Severability.
Any term or provision of this Agreement which is invalid or unenforceable in any jurisdiction shall, as to that jurisdiction, be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the remaining terms and provisions of this Agreement or affecting the validity or enforceability of any of the terms or provisions of this Agreement in any other jurisdiction. If any provision of this Agreement is so broad as to be unenforceable, the provision shall be interpreted to be only so broad as is enforceable.

9.   Enforcement of Agreement.
The parties hereto agree that irreparable damage would occur in the event that any of the provisions of this Agreement was not performed in accordance with its specific terms or was otherwise breached. It is accordingly agreed that the parties shall be entitled to seek an injunction or injunctions to prevent breaches of this Agreement and to enforce specifically the terms and provisions hereof, this being in addition to any other remedy to which they are entitled at law or in equity.

IN WITNESS WHEREOF, the parties have executed this Agreement and caused the same to be duly delivered on their behalf on the day and year first written above.



                              JENNIFER CONVERTIBLES, INC.


                              By:/s/ Harley J. Greenfield
                                 Name: Harley J. Greenfield
                                 Title: Chief Executive Officer


                              JARA ENTERPRISES, INC.


                              By:/s/ Fred J. Love
                                 Name: Fred J. Love
                                 Title: President

                          EXHIBIT 10.2

          CUSTOMER SERVICE ADMINISTRATION FEE AGREEMENT

THIS AGREEMENT is dated as of May 30, 2004 (the "Agreement") between Jennifer Convertibles, Inc., a Delaware corporation
("JCI"), and Jara Enterprises, Inc., a New York corporation
("Jara").
                      W I T N E S S E T H:

1.      Customer Service Administration Fees:
As consideration for providing administrative functions relating to customer service, Jara shall pay to JCI a fee of $70,200 p.a.

        Payment Terms:
Beginning Friday, June 4, 2004 and every Friday, thereafter, Jara will remit to JCI $1,350.00.

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

6.      Interpretation.
In this Agreement, unless the context otherwise requires, words describing the singular number shall include the plural and vice versa, and words denoting any gender shall include all genders and words denoting natural persons shall include corporations and partnerships and vice versa.

7.      Waivers.
Except as provided in this Agreement, no action taken pursuant to this Agreement, including, without limitation, any investigation by or on behalf of any party, shall be deemed to constitute a waiver by the party taking such action of compliance with any representations, warranties, covenants or agreements contained in this Agreement. The waiver by any party hereto of a breach of any provision hereunder shall not operate or be construed as a waiver of any prior or subsequent breach of the same or any other provision hereunder.

8.      Severability.
Any term or provision of this Agreement which is invalid or unenforceable in any jurisdiction shall, as to that jurisdiction, be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the remaining terms and provisions of this Agreement or affecting the validity or enforceability of any of the terms or provisions of this Agreement in any other jurisdiction. If any provision of this Agreement is so broad as to be unenforceable, the provision shall be interpreted to be only so broad as is enforceable.

9.      Enforcement of Agreement.
The parties hereto agree that irreparable damage would occur in the event that any of the provisions of this Agreement was not performed in accordance with its specific terms or was otherwise breached. It is accordingly agreed that the parties shall be entitled to seek an injunction or injunctions to prevent breaches of this Agreement and to enforce specifically the terms and provisions hereof, this being in addition to any other remedy to which they are entitled at law or in equity.

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


Date:  July 13, 2004          /s/ Harley J. Greenfield
                              Harley J. Greenfield, Chief Executive Officer

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


Date:  July 13, 2004          /s/ Rami Abada
                              Rami Abada, Chief Financial Officer

                         EXHIBIT 32.1

          Certification of Principal Executive Officer
                 Pursuant to U.S.C. Section 1350
 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                              2002

I, Harley J. Greenfield, Chief Executive Officer of Jennifer Convertibles, Inc., hereby certify, to my knowledge, that the quarterly report on Form 10-Q for the period ending May 29, 2004 of Jennifer Convertibles, Inc. (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Jennifer Convertibles, Inc.


Dated: July 13, 2004            /s/ Harley J. Greenfield
                                    Harley J. Greenfield
                                    Chief Executive Officer
                                    (Principal Executive Officer)




A signed original of this written statement required by Section
906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission upon request.

                          EXHIBIT 32.2

          Certification of Principal Financial Officer
                 Pursuant to U.S.C. Section 1350
 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                              2002

     I, Rami Abada, Chief Financial Officer of Jennifer Convertibles, Inc., hereby certify, to my knowledge, that the quarterly report on Form 10-Q for the period ending May 29, 2004 of Jennifer Convertibles, Inc. (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Jennifer Convertibles, Inc.


Dated: July 13, 2004          /s/ Rami Abada
                                  Rami Abada
                                  Chief Financial Officer
                                  (Principal Financial Officer)





A signed original of this written statement required by Section
906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission upon request.