Form 10-K
period 2004-08-28
JENNIFER CONVERTIBLES INC
filed 2004-11-24
CIK 806817

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

For the fiscal year ended                 Commission File number 1-9681
August 28, 2004

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

X The aggregate market value of the common stock held by non-affiliates as of November 22, 2004 was $15,203,145.

   The number of shares outstanding of common stock, as of November 22, 2004 was 5,763,058.

   The Registrant's proxy or information statement relating to its Annual Meeting of Stockholders to be held on February 8, 2005 is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                PART I

Item 1.  Business.

   Unless otherwise set forth herein, when we use the term `we' or any derivation thereof, we mean Jennifer Convertibles Inc., a Delaware corporation, and its direct or indirect subsidiaries.

Business Overview

   We are the owner and licensor of the largest group of sofabed specialty retail stores and leather specialty retail stores in the United States, with stores located throughout the Eastern seaboard, in the Midwest, on the West Coast and in the Southwest. As of August 28, 2004, our stores included 203 Jennifer Convertibles stores and 16 Jennifer Leather stores. Of these 219 stores, we owned 141 and licensed 78, including 27 owned or operated by a related private company and three owned by other third parties operated by the private company.

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

   We believe that the image presented by our stores is an important factor in our overall marketing strategy. Accordingly, stores are designed to display our merchandise in an attractive setting designed to show the merchandise, as it would appear in a customer's home. All of our stores have a similar clearly defined style, are designed as showrooms for the merchandise and are carpeted, well lighted and well maintained. Inventories for delivery are maintained in separate warehouses. We display a variety of sofabeds and companion pieces at each Jennifer Convertibles retail location with cocktail tables and other accessories. In contrast to certain of our competitors that primarily target particular segments of the market, we attempt to attract customers covering the broadest socioeconomic range of the market and, accordingly, offer a complete line of sofabeds made by a number of manufacturers in a variety of styles at prices currently ranging from approximately $299 to $2,200. The Jennifer Leather stores similarly offer a complete line of leather living room furniture in a variety of styles and colors at prices currently ranging from approximately $599 to $5,000. We also generally feature attractive price incentives to promote the purchase of merchandise.
In addition to offering merchandise by brand name manufacturers, we offer merchandise at our Jennifer Convertibles and Jennifer Leather stores under the private label "Bellissimo Collection " brand name for leather merchandise.

   Although each style of sofabed, loveseat, sofa, chair and recliner is generally displayed at Jennifer Convertibles stores in one color and fabric, samples of the other available colors and fabrics or leathers are available on selected merchandise. Up to 2,000 different colors and fabrics are available for an additional charge. To maximize the use of our real estate and offer customers greater selection and value, we, as is common in the mattress industry, sell various sizes of sofabeds with various sizes of mattresses but display only one size of sofabed at our stores. We also offer leather furniture in a number of different grades of leather and colors. We generate additional revenue by selling tables and offering related services, such as lifetime fabric protection.

   A related private company, "the private company", operates 30 Jennifer Convertibles stores, 27 of which it owns and three of which it licenses or manages. We do not own or collect any royalties from the 25 private company owned store which are located in New York. However, the private company operates these stores in substantially the same way as we operate our stores and we are currently managing certain aspects of such stores. Fred Love, who passed away in October 2004, co-founded the private company. Mr. Love was one of our principal stockholders and also the brother-in-law of Harley J. Greenfield, our Chairman of the Board, Chief Executive Officer, director and principal stockholder. Jane Love, Mr. Greenfield's sister, is currently acting as the interim President of the private company. Jonathan Warner has been appointed as the trustee of Mr. Love's estate. See "Notes to Consolidated Financial Statements Footnote Related Party Transactions" and "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 8, 2005, which is hereby incorporated by reference.

   Merchandise ordered from inventory is generally available to be delivered within two weeks. Customers who place special orders for items, colors or fabrics not in inventory must generally wait four to six weeks for delivery, except for leather merchandise which may take up to 20 weeks. We believe that our ability to offer quick delivery of merchandise represents a competitive advantage.

Operations

   Generally, our stores are open seven days per week. They are typically staffed by a manager, one full-time salesperson and in some cases, one or more part-time salespersons, as dictated by the sales volume and customer traffic of each particular store. In some cases, where sales volume and customer traffic so warrant, stores may be staffed with one to three additional full-time salespersons. Our licensed stores are substantially similar in appearance and operation to our other stores.

   Our licensees and we have district managers throughout the United States. The district managers supervise store management and monitor stores within their assigned district to ensure compliance with operating procedures. District managers report to and coordinate operations in their district with our executive management.

   An inventory of approximately 70% of the items displayed in the stores, in the colors and fabrics displayed, is usually stocked at the private company's warehouse facilities, which are described below.
Our licensees and we typically, except in the case of financed sales, require a minimum cash, check or credit card deposit of 50% of the purchase price when a sales order is given, with the balance, if any, payable in cash or by bank check, certified or official check, upon delivery of the merchandise. The independent trucker making the delivery collects the balance of the purchase price.

Marketing

   We advertise in newspapers, radio and on television in an attempt to capitalize on our marketplaces. Our approach to advertising requires us to establish a number of stores in each area in which we enter. This concentration of stores enables area-advertising expenses to be spread over a larger revenue base and to increase the prominence of the local advertising program.

   We create advertising campaigns for use by our stores, which also may be used by the private company stores. The private company bears a share of advertisement costs in New York. However, we also advertise independently of the private company outside of the New York metropolitan area. We are entitled to reimbursement from most of our licensees, which are responsible for their respective costs of advertising; however, the approach and format of such advertising is usually substantially the same for our licensees and us. We also have the right to approve the content of all licensee advertising. See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 8, 2005, which is hereby incorporated by reference.

   In order to further understand our markets, we carefully monitor our sales and obtain other information reflecting trends in the furniture industry and changes in customer preferences. We also review industry publications, attend trade shows and maintain close contact with our suppliers to aid in identifying trends and changes in the industry.

Leasing Strategy and Current Locations

   Obtaining attractive, high-traffic store locations is critical to the success of our stores. We also select sites and negotiate leases on behalf of our licensees. The site selection process involves numerous steps, beginning with the identification of territories capable of sustaining a number of stores sufficient to enable such stores to enjoy significant economies of scale, particularly in advertising, management and distribution. Significant factors in choosing a territory include market demographics and the availability of newspapers and other advertising media to efficiently provide an advertising umbrella in the new territory.

   Once a territory is selected, we choose the specific locations within such territory. Although a real estate broker typically screens sites within a territory and engages in preliminary lease negotiations, we are responsible for selection of each location. The leased locations are generally in close proximity to heavily populated areas, shopping malls, and other competing retail operations which are on or near major highways or major thoroughfares, are easily accessible by car or other forms of transportation and provide convenient parking.

   The locations currently leased by our licensees and us generally range in size from approximately 1,800 square feet to a little over 10,000 square feet. We anticipate that stores opened in the future will range from approximately 2,000 square feet to 4,000 square feet. Stores may be freestanding or part of a strip shopping center.

   In fiscal 2004, we opened five new stores and closed two stores. We plan to open additional stores when attractive opportunities present themselves and we will selectively close stores where economics so dictate. We anticipate opening approximately one additional store and closing 14 stores during fiscal 2005. As of November 24, 2004, we have closed four of the 14 stores we anticipate closing during fiscal 2005.

Sources of Supply

   We currently purchase merchandise for our stores, and the stores of our licensees and the private company, from a variety of domestic manufacturers generally on 60 to 75 day terms. We also purchase from overseas manufacturers on similar terms. Our purchasing power combined with the purchasing power of our licensees and of the private company enables us to receive the right, in some instances, to exclusively market certain products, fabrics and styles. See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 8, 2005, which is hereby incorporated by reference.

   Our principal suppliers of sofabeds are Klaussner Furniture Industries, Inc. and Caye Upholstery LLC. Klaussner also manufactures furniture under the Sealy brand name. Sealy brand name sofabeds are our largest selling brand name item and we believe Sealy brand name mattresses are one of the largest selling mattresses in the world and have the highest consumer brand awareness. We are the largest sofabed specialty retailer and the largest Sealy sofabed dealer in the United States. Klaussner operates retail stores, which compete with Jennifer Convertibles stores. Leather furniture is purchased primarily from Klaussner, Caye, Natale, DeCoro and Ashley.

   In March 1996, as part of a series of transactions with Klaussner, we, among other things, granted Klaussner a security interest in substantially all of our assets in exchange for improved credit terms pursuant to a credit and security agreement with Klaussner. In May 2003, we executed a Termination Agreement and Release whereby Klaussner released the liens on our assets. In connection with the release, a $1.5 million credit line which Klaussner had made available to us in 1999 was also terminated. The credit line had never been drawn upon. In addition, in December 1997, Klaussner purchased $5,000,000 of our convertible preferred stock. In fiscal 2002, 2003,
and 2004, Klaussner gave us certain vendor credits for repairs.    See
"Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 8, 2005, which is hereby incorporated by reference and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed description of these transactions, Klaussner's $5,000,000 investment and other transactions with Klaussner.

Licensing Arrangements

   The stores we license include certain limited partnership licensees whose accounts are included in our consolidated financial statements, which we refer to in this report as our "LP's". If the proposed settlement of our derivative litigation becomes effective, we will, as part of the settlement, acquire the limited partnership interests in the LP's and they will become our wholly owned subsidiaries. For a description of the proposed settlement, see "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 8, 2005, which is hereby incorporated by reference. Our arrangements with our licensees typically involve providing the licensee with a license bearing a royalty of 5% of sales to use the name Jennifer Convertibles. Our existing licensing arrangements are not uniform and vary from licensee to licensee. Generally, however, we either manage the licensed stores or, if the licensee is a partnership, have a subsidiary act as general partner of such partnership, in each case, for 1% of the licensee's profits. The arrangements generally have a term ranging between 10 and 20 years and may include options on the licensee's part to extend the license for additional periods. These arrangements may also involve the grant of exclusivity as to defined territories. In some cases, we also have an option to purchase the licensee or the licensed stores for a price based on an established formula or valuation method. Investors in certain licensees have, in certain circumstances, including a change of control in our ownership, the right to put their investments to us for a price based upon an established formula or valuation method. We purchase merchandise for the licensees and provide other services to them.

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

   The material terms of the settlement agreements as it relates to warehousing and related services are as follows:

   Pursuant to a Warehouse Transition Agreement, the private company will transfer to us the assets related to the warehouse system currently operated by the private company and we will become responsible for the leases and other costs of operating the warehouse. Pursuant to computer hardware and software agreements, we will also assume control of, and responsibility for, the computer system used in the operations of the warehouse systems and stores while permitting the private company access to necessary services. Pursuant to a Warehousing Agreement, we will be obligated to provide warehouse services to the private company of substantially the type and quality it provided to us. During the first five years of the agreement, we will receive a fee of 2.5% on the net sales price of goods sold by the private company up to $27,640,000 of sales and 5% on net sales over $27,640,000. After five years, we will receive a fee of 7.5% of all net sales by the private company. In addition, during the full term of the agreement, we will receive a fee for fabric protection and warranty services at the rate we were being charged, subject to increase for documented cost increases. We are also obligated to pay the private company specified amounts based on decreases in its sales levels. Pursuant to the Interim Operating Agreement, the parties are operating as if the above-mentioned settlement agreements were in effect as of May 27, 2001. See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 8, 2005, which is hereby incorporated by reference for a more complete description of the proposed settlement and the Interim Operating Agreement.

Trademarks

   The trademarks, Jennifer Convertibles, Jennifer Leather, Jennifer House, With a Jennifer Sofabed, There's Always a Place to Stay, Jenni-Pedic, Elegant Living, Jennifer's Worryfree Guarantee, Jennifer Living Rooms, Bellissimo Collection, and Jennifer Sofas, are registered with the U.S. Patent and Trademark Office and are now owned by us. The private company, as licensee, was granted a perpetual royalty-free license to use and sublicense these proprietary marks (other than the ones related to Jennifer Leather) in the State of New York, subject to certain exceptions, including nine stores currently owned by us and operating in New York and two more which the private company agreed we may open on a royalty-free basis. Pursuant to the Interim Operating Agreement, we now have the right to open an unlimited number of stores in New York for a royalty of $400,000 per year, provided however, that on November 18, 2004, the Management Agreement and License pursuant to which we are required to make such royalty payments to the private company was amended such that the private company has agreed to waive its rights to receive from us such annual royalty payment during the period commencing January 1, 2005 through the date on which court approval is granted. See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 8, 2005, which is hereby incorporated by reference.

Employees

   As of August 28, 2004, we employed 443 people, including five executive officers. We train personnel to meet our expansion needs by having our most effective managers and salespersons train others and evaluate their progress and potential for us. We believe that our employee relations are satisfactory. None of our employees are represented by a collective bargaining unit. We have never experienced a strike or other material labor dispute.

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

   As of August 28, 2004, the LP's and we lease all of our store locations pursuant to leases, which expire between 2004 and 2017. During fiscal 2005, 18 leases will expire, although we, as lessee, have the option to renew nine of those leases. We anticipate remaining in most of these locations, subject, in the case of the nine leases that expire, to negotiating acceptable renewals with the landlords. The leases are usually for a base term of at least five years. For additional information concerning the leases, see Note 9 of "Notes to Consolidated Financial Statements."

Item 3.  Legal Proceedings.

The Derivative Litigation

   Beginning in December 1994, a series of six actions were commenced as derivative actions on our behalf, against Harley J. Greenfield, Fred J. Love, Edward B. Seidner, Bernard Wincig, Michael J. Colnes, Michael Rosen, Al Ferarra, William M. Apfelbaum, Glenn S. Meyers, Lawrence R. Haut, the private company, Jerome I. Silverman, Jerome I. Silverman Company, Selig Zises and BDO Seidman & Co. (1) in: (a) the United States District Court for the Eastern District of New York, entitled Philip E. Orbanes v. Harley J. Greenfield, et al., Case No. CV 94-5694 (DRH) and Meyer Okun and David Semel v. Al Ferrara, et al., Case No. CV 95-0080 (DRH); Meyer Okun Defined Benefit Pension Plan, et al. v. Bdo Seidman & Co., Case No. CV 95-1407 (DRH); and Meyer Okun Defined Benefit Pension Plan v. Jerome I. Silverman Company, et. al., Case No. CV 95-3162 (DRH); (b) the Court of Chancery for the County of New Castle in the State of Delaware, entitled Massini v. Harley Greenfield, et. al., Civil Action No. 13936 (WBC); and (c) the Supreme Court of the State of New York, County of New York, entitled Meyer Okun Defined Benefit Pension Plan v. Harley J. Greenfield, et. al., Index No. 95-110290.

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

   As described under the heading "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 8, 2005, which is hereby incorporated by reference, on July 6, 2001, the private company and we entered into a series of agreements designed to settle the derivative action among the private company, certain of our current and former officers, directors and former accounting firms and us. Effectiveness of the agreements is subject to certain conditions, including court approval and receipt by us of a fairness opinion or appraisal. We also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval. While we presented the proposed settlement to the court in May 2004, there can be no assurance that the court will approve the settlement or that a settlement will occur on the terms described under such heading.

   In connection with the class action litigation, on November 7, 2003, we issued an additional 30,717 shares of Series B Preferred Stock, convertible into 21,501 shares of the Company's Common Stock based on valid proofs of claims. The Series B Preferred Stock shares are non-voting, have a liquidation value of $5.00 per share and accrue dividends at a rate of $.35 per share per annum. Accumulated unpaid dividends for the period from May 1, 2003 through August 28, 2004 on the 57,381 Series B Preferred Stock outstanding equaled $27,000. The preferred stock is convertible at our option at any time after the Common Stock trades at a price of at least $7.00 per share.

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

   On April 5, 2004, the Attorney General of the State of New York filed a motion for contempt under New York law in the Supreme Court of the State of New York, County of Albany, alleging non-compliance with an order of the Attorney General's Office obtained in 1998 which enjoined us from engaging in certain alleged deceptive business practices. In the motion, the Attorney General sought a court order holding us in civil and criminal contempt for violations of the 1998 order and a fine in the amount of $5,000 per day for each day we have allegedly disobeyed the 1998 order and certain other fees, as well as an unspecified amount of monetary damages to the petitioners. On July 8, 2004, we settled with the State of New York for a total of $277,000, which covers fines, penalties, legal and administrative costs. As of August 28, 2004, we had paid $36,500 and had accrued an additional $102,000 in expenses in connection with the litigation, which represents our half of the settlement, with the other half [to be] paid by the private company.


Item 4.  Submission of Matters to a Vote of Security Holders.

   Not applicable.

Our Executive Officers

Our executive officers are as follows:

Harley J. Greenfield

   Mr. Greenfield, age 60, has been our Chairman of the Board and Chief Executive Officer since August 1986 and was our President from August 1986 until December 1997. Mr. Greenfield has been engaged for more than 30 years in the furniture wholesale and retail business and was one of the co-founders of the private company, which established the Jennifer Convertibles concept in 1975. Mr. Greenfield is a member of the New York Home Furnishings Association.

Edward B. Seidner

   Mr. Seidner, age 52, became a member of our Board of Directors in August 1986 and served until November 9, 2004. He has been our Executive Vice President since September 1994. From 1977 until November 1994, Mr. Seidner was an officer and a director of the private company. Mr. Seidner has been engaged for more than 25 years in the furniture wholesale and retail business. Mr. Seidner is a member of the New York Home Furnishings Association.

Rami Abada

   Mr. Abada, age 45, became our President and a member of our Board of Directors on December 2, 1997, has been our Chief Operating Officer since April 12, 1994 and became our Chief Financial Officer on September 10, 1999. Mr. Abada was our Executive Vice President from April 12, 1994 to December 2, 1997. Prior to joining us, Mr. Abada had been employed by the private company since 1982.

Leslie Falchook

   Mr. Falchook, age 44, has been one of our Vice Presidents since September 1986. Mr. Falchook is primarily involved with our internal operations. Prior to joining us, Mr. Falchook had been employed by the private company since 1982.

Kevin Mattler

   Mr. Mattler, age 46, became our Vice President of Store Operations on April 12, 1994 and has been with us since 1988. Mr. Mattler is involved with, and supervises, the operation of our stores and, during his tenure with us, Mr. Mattler has been involved in all facets of our operations. Prior to joining us, Mr. Mattler had been employed by the private company since 1982.

   The officers serve at the discretion of the Board of Directors and there are no family relationships among the officers listed and any of our directors.

                                PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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



                          High       Low
Fiscal Year 2003:
1st Quarter             $5.50      $3.50
2nd Quarter              5.80       4.12
3rd Quarter              4.25       3.38
4th Quarter              4.85       3.60

                          High       Low
Fiscal Year 2004:
1st Quarter             $4.15      $2.95
2nd Quarter              4.00       3.00
3rd Quarter              4.15       3.00
4th Quarter              3.40       2.90


   As of November 22, 2004, there were approximately 202 holders of record and approximately 1,000 beneficial owners of our common stock. On November 22, 2004, the closing sales price of our common stock as reported on the American Stock Exchange was $3.14.

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

Equity Compensation Plan Information

     The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of August 28, 2004.

         Plan category      Number of     Weighted-        Number of
                          securities to    average        securities
                          be issued upon   exercise        remaining
                           exercise of     price of      available for
                           outstanding   outstanding    future issuance
                             options,      options,      under equity
                           warrants and  warrants and    compensation
                              rights        rights     plans (excluding
                               (a)           (b)          securities
                                                         reflected in
                                                          column (a))
                                                              (c)
      Equity compensation    780,047        $ 2.21          700,000
      plans approved by
      security holders
      (1)
      Equity compensation   2,158,730       $ 3.37            --
      plans not approved
      by security holders
      (2)
             Total          2,938,777       $ 3.06          700,000



(1) Reflects aggregate options outstanding under our 1986, 1991 and 2003 Incentive and Non-Qualified Stock Option Plans. Although the 1986 and 1991 plans have expired, there are issued and unexercised stock options that remain outstanding pursuant to those plans. There are options to purchase 700,000 shares of common stock authorized under our 2003 plan, of which 233,333 shares were issued to one of our directors on November 11, 2004. Accordingly, 466,667 shares of common stock remain available under such plan.

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

On January 10, 2000, we issued options to purchase an aggregate of 5,000 shares of our common stock at an exercise price of $2.00 per share to a consultant.

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

Item 6.  SELECTED FINANCIAL DATA.

The following table presents certain selected data for Jennifer Convertibles, Inc. and subsidiaries.


                                      (In thousands, except for share data)
Operations Data:               Year        Year          Year       Year       Year
                              Ended        Ended         Ended      Ended     Ended
                             8/28/2004   8/30/2003     8/31/2002  8/25/2001  8/26/2000
Revenue                        $134,170    $126,577    $151,183   $136,642   $133,701

Cost of sales, including
  store occupancy, warehousing,
  delivery and service costs     95,365      87,061      96,459     92,686     88,087

Selling, general and
 administrative expenses         40,727      41,846      42,962     39,963     38,615

Depreciation and amortization     1,575       1,738       1,660      1,854      1,691
                                137,667     130,645     141,081    134,503    128,393

Operating (loss) income          (3,497)     (4,068)     10,102      2,139      5,308

Gain on sale of lease               220           0           0          0          0

Interest income                     111         136         210        466        358

Interest expense                     (3)        (11)        (14)       (84)       (82)

(Loss) income before income
  taxes                          (3,169)     (3,943)     10,298      2,521      5,584

Income tax expense (benefit)        973        (566)       (693)      (227)       709

Net (loss) income               ($4,142)    ($3,377)    $10,991     $2,748     $4,875

Basic (loss) income per share    ($0.73)     ($0.60)      $1.54(a)   $0.39(a)   $0.68(a)

Diluted (loss) income per
  share                          ($0.73)     ($0.60)      $1.50      $0.38      $0.68


Weighted average common
  shares outstanding          5,713,058   5,709,900   5,704,058  5,704,058  5,704,058

Common shares issuable on
 conversion of Series A
 participating preferred
 stock                             -           -      1,424,500  1,424,500  1,424,500

Total weighted average
  common shares outstanding
  basic (loss) income per
  share                       5,713,058   5,709,900   7,128,558  7,128,558  7,128,558

Effect of potential common
  shares issuances:
    Stock options                  -           -        177,868     51,378     63,300
   Series B convertible
     preferred stock               -           -         18,664     18,664     18,664

Weighted average common
  shares outstanding
  diluted (loss) income per
  share                       5,713,058   5,709,900   7,325,090  7,198,600  7,210,522

Cash dividends on Series B
  convertible preferred stock      -             88        -          -          -

Store data:                   8/28/2004   8/30/2003    8/31/2002  8/25/2001  8/26/2000

Company-owned stores open
  at the end of period              141         138         120        112        102
Consolidated licensed stores
  open at the end of period          48          48          48         48         46
Licensed stores not consolidated
  open at end of period               3           3           3          3          3
Total stores open at end of
  period                            192         189         171        163        151

Balance Sheet Date:           8/28/2004   8/30/2003    8/31/2002  8/25/2001  8/26/2000

Working capital (deficiency)    ($1,036)     $3,625      $5,891    ($3,939)   ($6,842)
Total assets                     31,522      39,707      43,625     36,774     30,992
Long-term obligations              -           -           -          -          -
Total liabilities                28,708      32,863      33,539     37,679     34,645
Stockholders equity (Capital
  deficiency)                     2,814       6,844      10,086       (905)    (3,653)
Stockholders equity (Capital
  deficiency) per outstanding
  share                           $0.49       $1.20       $1.77     ($0.16)    ($0.64)

(a) Restated to include common shares issuable on conversion of Series A participating preferred stock.


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

Overview

   We are the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofa beds and companion pieces such as loveseats, chairs and recliners. We also have specialty retail stores that specialize in the sale of leather furniture. In addition, we have stores that sell both fabric and leather furniture.

   In July 2001, we entered into proposed settlement agreements and an Interim Operating Agreement with a related private company that currently operates 30 Jennifer Convertibles stores, which significantly affect the way we operate with the private company.

Results of Operations

Fiscal year ended August 28, 2004 compared to fiscal year ended August
30, 2003:

   Net sales included merchandise sales and home delivery income of $125,384,000 and $118,577,000 for the fiscal years ended August 28, 2004 and August 30, 2003, respectively. Net sales of merchandise and home delivery increased 5.7%, or $6,807,000, for the fiscal year ended August 28, 2004. Revenue from service contracts increased 9.8% to $8,786,000 for the fiscal year ended August 28, 2004, as compared to $8,000,000 for the fiscal year ended August 30, 2003. Same store sales increased 1.3% for the fiscal year ended August 28, 2004, compared to the fiscal year ended August 30, 2003. These increases are primarily due to the overall softness in the economy and the poor weather conditions in the Northeast that had affected retailers generally during fiscal 2003.

   Cost of sales increased to $95,365,000 for the fiscal year ended August 28, 2004, from $87,061,000 for the fiscal year ended August 30, 2003. Cost of sales as a percentage of revenue was 71.1% in fiscal 2004, an increase of 2.3% over the prior year. This increase is primarily attributable to an increase in store occupancy costs and lower margins associated with merchandise imports.

   Selling, general and administrative expenses were $40,727,000 (30.4% as a percentage of revenue) for the fiscal year ended August 28, 2004, as compared to $41,846,000 (33.1% as a percentage of revenue) for the fiscal year ended August 30, 2003, a decrease of 2.7% as a percentage of revenue. This decrease is primarily attributable to a reduction of fees associated with our private label card business along with a reduction in professional fees.

   Our net receivables of $3,288,000 from the private company increased in the aggregate by $138,000 as of August 28, 2004, compared
to the prior year end.    We have fully reserved uncollected amounts,
which totaled $4,722,000 as of August 28, 2004 and August 30, 2003, respectively. The collectibility of this amount is uncertain and contingent upon court approval of the proposed settlement agreements and the Interim Operating Agreement.

   Interest income decreased by $25,000 to $111,000 for the fiscal year ended August 28, 2004, as compared to $136,000 during the prior year. The decrease is due to less funds available for investments.

   We reported income tax expense of $973,000 in 2004 and income tax benefits of $566,000 in 2003. The 2004 expense results primarily from the increase in the valuation allowance on the deferred tax asset, net of current tax benefits. The 2003 tax benefit resulted from the tax effect of the loss for the year, net of an increase in the valuation allowance on the deferred tax asset.

   Net loss in the fiscal year ended August 28, 2004 was $4,142,000 compared to net loss of $3,377,000 in the fiscal year ended August 30, 2003. This increase is largely attributable to the effect of the increase in the valuation allowance of the deferred tax asset.

Fiscal year ended August 30, 2003 compared to fiscal year ended August
31, 2002:

   Net sales includes merchandise sales and home delivery income of $118,577,000 and $140,440,000 for the fiscal years ended August 30, 2003 and August 31, 2002, respectively. Net sales of merchandise and home delivery income decreased 15.6%, or $21,863,000, for the fiscal year ended August 30, 2003 primarily due to the overall softness in the economy and the poor weather conditions in the Northeast that had adversely affected retailers generally. Decreased same store sales were partially offset by revenue from the 18 new stores opened during the year.

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

   As this accounting treatment was an unintended result of the Interim Operating Agreement, we entered into an amendment to such agreement with the private company pursuant to which, for a payment of $400,000, payable in eight installments of $50,000, the private company became responsible for fabric protection claims made after June 23, 2002, as to previously sold merchandise and, for $50,000 per month, subject to adjustment based on the annual volume of sales of the fabric protection plans, the private company is responsible for fabric protection claims made with respect to all merchandise sold between June 23, 2002 and August 28, 2004, subject to a one-year extension at our option. We delivered to the private company a Notice of Extension on June 24, 2004 exercising our option through August 27, 2005. As a result of this amendment during fiscal 2002, $2,121,000 of revenue, which had been deferred as of August 25, 2001, was recognized in fiscal 2002. Service contract revenue for 2003 was lower than the 2002 fiscal year primarily due to the favorable impact of this amendment on 2002 results and as a direct result of reduced merchandise sales in fiscal 2003 compared to fiscal 2002.

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

   Under the Interim Operating Agreement, which went into effect May 27, 2001, we are no longer charged for warehousing fees by the private company, but instead provide such services and charge such fees to the private company. Warehousing fees charged to the private company (included in net sales) amounted to $597,000 in fiscal 2003 compared to $673,000 in fiscal 2002. We also bore the expenses of operating the warehouse system. We reduced such expenses by $656,000 to $3,592,000 in fiscal 2003, a 15.4% reduction compared to $4,248,000 in fiscal 2002. Such reduction was accomplished primarily by reducing payroll.

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

   Our net receivables from the private company of $3,150,000 decreased in the aggregate by $546,000 as of August 30, 2003, compared
to the prior year end.    We have fully reserved uncollected amounts,
which totaled $4,722,000 as of August 30, 2003 and 4,754,000 as of August 31, 2002. The collectibility of these amounts is uncertain and contingent upon court approval of the proposed settlement agreements and the Interim Operating Agreement.

   Interest income decreased by $74,000 to $136,000 for the fiscal year ended August 30, 2003, as compared to $210,000 during the prior year. The decrease is due to less funds available for investing and lower returns on investments.

   We reported income tax benefits of $566,000 and $693,000 in 2003 and 2002, respectively. The 2002 benefit resulted primarily from decreases in the valuation allowance on our deferred tax asset, net of current tax expense. The 2003 tax benefit resulted from the tax effect of the loss for the year, net of an increase in the valuation allowance on the deferred tax asset.

   Net loss in the fiscal year ended August 30, 2003 was $3,377,000 compared to net income of $10,991,000 in the fiscal year ended August 31, 2002, resulting in a decrease of income of $14,368,000 in fiscal 2003. The principal reasons for the decrease were the overall softness of the economy, current world affairs, the extremely inclement weather in the Northeast, the increase in the amount charged to us by the private company pursuant to the Interim Operating Agreement and $2,121,000 of deferred revenue from fiscal 2001 which was recognized as revenue in the year ended August 31, 2002.

Liquidity and Capital Resources

   As of August 28, 2004, we had aggregate working capital deficiency of $1,036,000 compared to aggregate working capital of $3,625,000 as of August 30, 2003, and had available cash and cash equivalents of $3,294,000 compared to cash and cash equivalents of $12,761,000 as of August 30, 2003. The decrease in cash and cash equivalents is a result of our operating loss during fiscal 2004 as well as shorter payment terms with principal suppliers, stocking up on inventory from our oversea suppliers in order to meet delivery obligations to our customers and the purchase of an annuity contract.

   We have negotiated extended payment terms with principal suppliers effective September 2004 and we are contemplating closing certain unproductive stores during fiscal 2005. As a result, although general trends in the economy have adversely affected retail sales and our operating cash flow, in the opinion of management, cash flows, together with available working capital will be adequate to fund operations during fiscal 2005.

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

   In March 1996, we executed a Credit and Security Agreement with our principal supplier, Klaussner, which extended the payment terms for merchandise shipped from 60 days to 81 days. On December 11, 1997, the Credit and Security Agreement was modified to include a late fee of .67% per month for invoices we pay beyond the normal 60-day terms. This provision became effective commencing in January 1998. See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 8, 2005, which is hereby incorporated by reference. As part of the Credit and Security Agreement, we granted a security interest in all of our assets including the collateral assignment of our leasehold interests, our trademarks and a license agreement to operate our business in the event of default. In May 2003, we executed a Termination Agreement and Release whereby Klaussner released the liens on our assets.

   In fiscal 2004, we opened five new stores and closed two stores. Since the end of fiscal 2004, we have closed four stores and the private company has closed three.

   For the fiscal years ended August 28, 2004 and August 30, 2003, we had $757,000 and $1,264,000, respectively, in capital expenditures.
We currently anticipate capital expenditures of approximately $100,000 during fiscal 2005 to support the opening of a new store during the next fiscal year. We do not anticipate the need for outside financing for such expansion. In connection with the Termination Agreement and

Release executed by Klaussner and us in May 2003, a credit line which Klaussner had made available to us in December 1999, whereby Klaussner agreed to lend us $150,000 per new store for up to 10 new stores, was
also terminated.   The credit line had never been drawn upon.

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

        We have the right to open an unlimited number of stores in the state of New York for a royalty of $400,000 per year (which includes stores already opened), provided however, that on November 18, 2004, the Management Agreement and License pursuant to which we are required to make such royalty payments to the private company was amended such that the private company has agreed to waive its rights to receive from us such annual royalty payment during the period commencing January 1, 2005 through the date on which court approval is granted.

        The private company is obligated to pay us $125,750 per month for advertising. This represents a decrease from the $150,000 per month to which we were previously entitled. In addition, if private company sales had been less than $45,358,000 for the initial period from January 1, 2002 through August 30, 2003 or are less than $27,640,000 for each succeeding 12-month period commencing August 31, 2003, we must reimburse the private company $0.50 for every dollar of sales under those amounts subject to the $4,500,000 and $2,700,000 caps described in the paragraph below. We were obligated to pay the private company $924,000 and $1,105,000 under this provision in fiscal 2004 and fiscal 2003, respectively.

        Because we may negatively impact the private company's sales by opening additional stores of our own within the state of New York and because we will be managing the private company's stores, we agreed to pay the private company 10% of the amount by which its net sales for the initial period from January 1, 2002 through August 30, 2003 were less than $45,358,000, provided that if its sales fell below $42,667,000 for that initial period, we were obligated to pay the private company 15% of such shortfall amount, provided further that such amounts, together with amounts we were required to pay for advertising if the private company's sales had dropped below $45,358,000 during such initial period, shall not have, in the aggregate, exceeded $4,500,000 for such initial period. Upon the expiration of the initial period, if the private company's sales during any 12-month period commencing on August 31, 2003 are less than $27,640,000, we are obligated to pay the private company 10% of such shortfall amount, provided that if its yearly net sales fall below $26,000,000, we will pay the private company 15% of such shortfall amount, provided further that such amounts, together with amounts we may pay for advertising if the private company's sales drop below $27,640,000 during in any 12-month period, shall not, in the aggregate, exceed $2,700,000 during such 12-month period. We were obligated to pay the private company $277,000 and $221,000 under this provision in fiscal 2004 and fiscal 2003, respectively. On November 18, 2004, the Management Agreement and License pursuant to which we are required to make such payments to the private company was amended such that the private company has agreed to waive its rights to receive the payments described above during the period commencing January 1, 2005 through August 31, 2007. This waiver also covers any payments during such period in the event that the settlement agreements are approved by the court and become effective during such period.

        Harley J. Greenfield, our Chairman and Chief Executive Officer and a principal stockholder, and Edward Seidner, our Executive Vice President, former director and a principal stockholder had agreed to be responsible for up to an aggregate of $300,000 of amounts due under these provisions in each year. This agreement with Messrs. Greenfield and Seidner was terminated effective July 16, 2003 and they were not required to pay $188,000 for the year ended August 30, 2003. The Company recorded $188,000 of compensation expense and a corresponding increase to additional paid in capital representing the benefit received by Messrs. Greenfield and Seidner as a result of the termination of the agreement.

        In settlement of certain disputes as to amounts due us from the private company, all of which have been fully reserved, the private company will execute three promissory notes to us in the aggregate principal amount of $2,600,000, including a note in the principal amount of $200,000 due over three years and bearing interest at 6% per annum, a note in the principal amount of $1,400,000 due over five years and bearing interest at 6% per annum, and a note in the principal amount of $1,000,000 due over five years without interest, plus amounts owed as of the date in which settlement is approved by the court, for purchasing and other services.

        The effect of these agreements with the private company, including our assumption of the warehousing responsibilities, adversely effected our operating results by $694,000 and $931,000 in fiscal 2004 and 2003, respectively, and improved our operating results by $1,190,000 for fiscal 2002, compared to the results we would have achieved based on the same sales levels under the agreements effective prior to the Initial Operating Agreement. There is no assurance that the agreement will improve our future operating results in the future.

   For a more detailed discussion of the proposed settlement agreement and the Interim Operating Agreement, see "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 8, 2005, which is hereby incorporated by reference.

   The following table sets forth our future contractual obligations in total, for each of the next five years and thereafter, as of August
28, 2004. Such obligations include the retail store and shuttle warehouse leases, the lease for the executive office, written employment contracts for two of our executive officers, and agreements to pay the private company royalties.

(CAPTION>
(Dollars in thousands)        2005    2006    2007    2008    2009 Thereafter  Total
Operating leases for
  retail stores, shuttle
  warehouses and executive
  office (1) (4)            $17,342 $16,015 $14,769 $12,613  $9,248  $18,350   $88,337

Royalty payments to the
  private company (2)           133    -       -       -        -       -          133

Employment contracts            900    -       -       -        -       -          900

Fabric protection fees to
  the private company           600    -       -       -        -       -          600

Total contractual
  obligations (3)           $18,975 $16,015 $14,769 $12,613  $9,248  $18,350   $89,970

  (1) While we pay the private company, pursuant to the Interim Operating Agreement, for the cost of the warehouse leases, such leases are not contractual obligations for which we are directly liable. The approximate amount that we pay the private company for the leases is $1,113,000 per year (see note 4 below) and is not included in the table above.
  (2) The amount of the royalty payments, as well as our obligation to make such payments to the private company, may be contingent upon the approval of the proposed settlement agreement by the court.
       based on the approval of the proposed settlement agreements.
  (3) The table does not include a commitment to pay the private company a maximum of $2.7 million annually (see discussion above)  in  shortfall payments and certain other  amounts  that are not currently determinable, such as warehousing fees.
  (4)  We  are  party  to four warehouse leases of which  the  private
       company  pays  two.   These  amounts  include  the  approximate
       payments for all four warehouse leases.


   Significant Accounting Policies

   The receivable from the private company as of August 28, 2004 represents current charges aggregating $3,288,000, principally for merchandise transfers, warehousing services and advertising costs, which are payable within 85 days of the end of the month in which the transactions originate. Such amount has been fully paid subsequent to the balance sheet date. In addition to the above, the receivables from the private company include $4,722,000, representing unpaid amounts from fiscal 1996 and prior years, which are in dispute and have been fully reserved for in the accompanying financial statements. As explained in Note 3 in Notes to Consolidated Financial Statements, as part of a proposed settlement, the disputed balance will be settled by the private company executing two notes to us in the aggregate principal amount of $2,400,000 payable over a three to five year period. We intend to maintain a reserve for the full amount of the notes and record income as collections are received.

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

Inflation

   There was no significant impact on our operations as a result of inflation during the three fiscal years ended August 31, 2002, August 30, 2003 and August 28, 2004.

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

There is no assurance we will operate profitably.

   We incurred a net loss of ($4,142,000) and ($3,377,000) in the fiscal years ended August 28, 2004 and August 30, 2003, respectively and achieved net income of $10,991,000 in the fiscal year ended August 31, 2002. The furniture business is cyclical and we have been impacted and will continue to be affected by changes in such cycles, by losses from new stores, the overall economic and political climate, changes in consumer preferences or demographics or unknown risks and uncertainties that may cause us to continue to incur losses from operations.

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

   As part of our proposed settlement with the private company, we obtained the right to open an unlimited number of stores in New York for a royalty of $400,000 per year. Because we will be managing the private company's stores and because we may negatively impact the private company's sales by opening stores in its territory, we agreed to pay the private company up to $4,500,000 for the initial period beginning January 1, 2002 and ended August 30, 2003 and $2,700,000 per year thereafter, if its sales drop below specified levels. For the initial period, which ended August 30, 2003, the amount of "short-fall" payments we paid to the private company was $1,326,000 and for fiscal year ended August 28, 2004 the amount was $1,201,000. The provisions of the proposed settlement are currently in effect as a result of the Interim Operating Agreement. However, on November 18, 2004, the Management Agreement and License pursuant to which we are required to make such payments to the private company was amended such that the private company has agreed to waive its rights to receive the payments described above during the period commencing January 1, 2005 through August 31, 2007. This waiver also covers any payments during such period in the event that the settlement agreements are approved by the court and become effective during such period. In addition, pursuant to the amendment, the private company has agreed to waive its rights to receive from us an annual royalty payment in the amount of $400,000 per year during the period commencing January 1, 2005 through the date on which court approval is granted.

Our company could suffer from potential conflict of interest.

   Potential conflicts of interest exist since Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer, and Edward B. Seidner, our Executive Vice President, and a former director, are owed over $10 million by the private company, which owns, controls or licenses the private company stores. Accordingly, such persons derive substantial economic benefits from the private company. In addition, Fred Love, the co-founder of the related private company, was Mr. Greenfield's brother-in-law. Mr. Love passed away in October 2004 and Jane Love, Mr. Greenfield's sister, is currently acting as the interim President of the private company. Circumstances may arise in which the interest of the private company stores, of the private company or of Mr. Greenfield and Mr. Seidner will conflict with our interests, including the negotiations to settle the litigation described above. There are also numerous relationships, and have been numerous transactions, between us and the private company, including an agreement under which we warehouse and purchase merchandise for the private company, manage its stores and provide it other services. See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 8, 2005, which is hereby incorporated by reference.

We heavily depend on three suppliers.

   We purchase a significant percentage of our merchandise from Klaussner, which also manufactures furniture under the Sealy brand name. During the fiscal year ended August 28, 2004, we purchased approximately 42% of our merchandise from Klaussner. Since a large portion of our revenues have been derived from sales of Klaussner products, the loss of this supplier could have a material adverse impact on us until alternative sources of supply are established. Klaussner is also a principal stockholder and creditor of ours and owns retail stores that compete with ours. Klaussner's position as a significant creditor could potentially result in a temporary or permanent loss of our principal supply of merchandise, if, for example, Klaussner halted supply because we defaulted on or were late in making our payments to Klaussner. See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February
8, 2005, which is hereby incorporated by reference.   Also, we
purchase a significant percentage of our merchandise from two other non-affiliated suppliers. During the fiscal year ended August 28, 2004, we purchased approximately 39% of our merchandise from the two non-affiliated suppliers.

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

   The retail sofabed business is highly competitive and includes competition from traditional furniture retailers and department stores as well as numerous discount furniture outlets. Our stores may face sharp price-cutting, as well as imitation and other forms of competition, and we cannot prevent or restrain others from utilizing a similar marketing format. Although we are the largest sofabed specialty retail dealer in the United States, many of our competitors have considerably greater financial resources.

We may have difficulty obtaining additional financing.

   Our ability to expand and support our business may depend upon our ability to obtain additional financing. We may have difficulty obtaining debt or equity financing. Until May 2003, when we executed the Termination and Release Agreement, all of our assets were pledged to Klaussner as security for the amounts we owe under the Klaussner Credit and Security Agreement. From time to time, our financial position has made it difficult for us to secure third party consumer financing. Inability to offer such financing adversely affects sales.

Harley J. Greenfield and current management are likely to retain control.

   As of November 11, 2004, Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer and principal stockholder, beneficially owns approximately 29.7% of our outstanding shares of common stock. Approximately 66.2% of the outstanding common stock is beneficially owned by all officers and directors as a group, including Messrs. Greenfield and Seidner. Since the holders of our common stock do not have cumulative voting rights, such officers' and directors' ownership of our common stock will likely enable them to exercise significant influence in matters such as the election of our directors and other matters submitted for stockholder approval. Also, the relationship of such persons to the private company could serve to perpetuate management's control in light of the private company's performance of important functions.

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

Item 9B. Other Information.

   On November 18, 2004, we entered into an amendment to the Management Agreement and License between the private company, Jennifer Acquisition Corp., Inc., our wholly-owned subsidiary, and us, dated as of July 6, 2001, as amended. Pursuant to the agreement, if sales in certain stores owned or operated by the private company during any 12-month period commencing on August 31, 2003 are less than $27,640,000, we are obligated to pay the private company 10% of such shortfall amount, provided that if its yearly net sales fall below $26,000,000, we will pay the private company 15% of such shortfall amount, provided further that such amounts, together with amounts we may pay for advertising if the private company's sales drop below $27,640,000 during any 12-month period, shall not, in the aggregate, exceed $2,700,000 during such 12-month period. Pursuant to the amendment, the private company has agreed to waive its rights to receive the payments described above during the period commencing January 1, 2005 through August 31, 2007. This waiver also covers any payments required under the agreement during such period in the event that the agreement, in addition to certain other related agreements designed to settle the derivative action among the private company, certain of our current and former officers and directors, our former accounting firms and us, are approved by the court and become effective during such period. In addition, pursuant to the amendment, the private company has agreed to waive its rights to receive from us an annual royalty payment in the amount of $400,000 per year during the period commencing January 1, 2005 through the date on which court approval is granted.

                                  PART III

Item 10. Our Directors and Executive Officers.

   The information set forth under the caption "Election of Directors" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 8, 2005 is hereby incorporated by reference.

Item 11. Executive Compensation.

   The information set forth under the caption "Executive
Compensation" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 8, 2005 is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
Management.

   The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 8, 2005 is hereby incorporated by reference. Please see "Item 5. Market for Registrant's Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities" for the information required by Item 201(d) of Regulation S-K with respect to Equity Compensation Plan Information.

Item 13. Certain Relationships and Related Transactions.

   The information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 8, 2005 is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

   The information set forth under the caption "Principal Accounting Fees and Services" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 8, 2005 is hereby incorporated by reference.

                                PART IV



Item 15. Exhibits and Financial Statement Schedules.

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

(3) Exhibits.

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

(3) Exhibits.

10.24 Employment Agreement, dated as of August 15, 1999, between Rami Abada and Jennifer Convertibles, Inc., as amended, incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.
10.25 Agreement, dated as of September 1, 1999, between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.
10.26 Agreement, dated as of September 1, 1999 between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.
10.27 Loan Agreement dated as of December 8, 1999, between Jennifer Convertibles, Inc. and Klaussner Furniture Industries, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.
10.28 Stock Option Agreement dated as of December 8, 1999, between Harley J. Greenfield and Klaussner Furniture Industries, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.
10.29 Registration Rights Agreement, dated as of December 10, 1999, by Jennifer Convertibles, Inc. in favor of Harley J. Greenfield in connection with the Stock Option Agreement, dated as of December 8, 1999 incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.
10.30 Interim Operating Agreement dated as of July 6, 2001 by and between Jennifer Convertibles, Inc., a Delaware corporation ("JCI") and Jara Enterprises, Inc. ("Jara") incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.31 Omnibus Agreement dated as of July 6, 2001 by and between JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.32 Clarkstown Term Note in the amount of $54,525 made as of May 26, 2001 by Jara in favor of JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.33 Rudzin-Bronx Term Note in the amount of $43,496 made as of May 26, 2001 by Jara in favor of JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.34 Elmhurst Term Note in the amount of $5,234 made as of May 26, 2001 by Jara in favor of JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.35 Warehousing Transition Agreement dated as of July 6, 2001 by and among JCI, Jennifer Warehousing, Inc., a New York corporation ("JWI"), Jennifer Convertibles, Inc., a New York corporation ("JCI-NY") and Jennifer-CA Warehouse, Inc. ("JCA") incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.36 Warehousing Agreement dated as of July 6, 2001 by and among JCI, Jennifer Warehousing, Inc., a Delaware corporation and a wholly owned subsidiary of JCI ("New Warehousing") and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.37 Hardware Lease dated as of July 6, 2001 by and between JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.38 Software License Agreement dated as of July 6, 2001 by and among JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.39 Management Agreement and License dated as of July 6, 2001 by and among Jara, JCI, Jennifer Acquisition Corp. ("JAC") and Fred Love (with respect to Sections 3.3 and 4.2 only) incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

(3) Exhibits.

10.40 Purchasing Agreement dated as of July 6, 2001 by and between JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.41 Option Agreement dated as of July 6, 2001 by and among Jara, Fred J. Love and JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.42 L.P. Purchase Agreement dated as of July 6, 2001 by and among JCI, Jennifer Management III, Ltd., Jennifer Management IV Corp. and Jennifer Management V Ltd., and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.43 Indemnification Agreement dated as of July 6, 2001 by and among JCI and, with respect to Sections 11, 12 and 14 only: JWI; JCI-NY; JCA; and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.44 Side Letter regarding Fairness Opinion dated as of July 6, 2001 by and between JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.45 Agreement dated as of July 6, 2001 by and between Harley
      J. Greenfield, Edward B. Seidner and JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.46 Audit Committee Charter incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2002.
10.47 Amendment No. 1 to Management Agreement and License by and among Jara Enterprises, Inc., Jennifer Convertibles, Inc., Fred Love and Jennifer Acquisition Corp. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2002.
10.48 Amendment No. 1 to Warehouse Agreement by and between Jara Enterprises, Inc. and Jennifer Convertibles, Inc. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2002.
10.49 Termination Agreement and Release, by and among Klaussner Furniture Industries, Inc., Jennifer Convertibles, Inc. and the other signatories thereto incorporated herein by reference to our Current Report on Form 8-K filed on May 13, 2003 reporting as an Item 5 event.
10.50 Amendment No. 2 to Warehousing Agreement, by and between Jara Enterprises, Inc. and Jennifer Convertibles, Inc. incorporated herein by reference to our Current Report on Form 8-K filed on May 13, 2003 reporting as an Item 5 event.
10.51 Amendment No. 2 to Management Agreement and License, by and between Jara Enterprises, Inc., Jennifer Convertibles, Inc., Fred Love and Jennifer Acquisition Corp., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003.
10.52 Termination Agreement by and between Jennifer Convertibles, Inc., Harley Greenfield and Edward Seidner, incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 30, 2003.
10.53 Purchase Administration Fee Agreement by and between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2004
10.54 Customer Service Administration Fee Agreement by and between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2004
10.55 Amendment No. 3 to Management Agreement and License, by and between Jara Enterprises, Inc., Jennifer Convertibles, Inc. and Jennifer Acquisition Corp. *
14    Corporate Code of Conduct and Ethics. *
21.1  Subsidiaries, incorporated herein by reference to Exhibit
      22.1 to our Annual Report on Form 10-K for fiscal year ended August 27, 1994.

(3) Exhibits.

23.1  Consent of Eisner LLP. *
31.1  Certification of Chief Executive Officer.*
31.2  Certification of Chief Financial Officer.*
32.1  Certification of Principal Executive Officer pursuant to
      U.S.C. Section 1350.*
32.2  Certification of Principal Financial Officer pursuant to
      U.S.C. Section 1350.*

* Filed herewith.

     (b)   Exhibits.

     See (a) (3) above.

     (c)   Financial Statement Schedules.

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

     NAME                       POSITION                   DATE

/s/Harley J. Greenfield     Chairman of the Board     November 24, 2004
   Harley J. Greenfield       and Chief Executive
                              Officer (Principal
                              Executive Officer)


/s/Edward Bohn              Director                  November 24, 2004
   Edward Bohn

/s/Kevin J. Coyle           Director                  November 24, 2004
   Kevin J. Coyle

/s/Mark Berman              Director                  November 24, 2004
   Mark Berman

/s/Rami Abada               President, Director,      November 24, 2004
   Rami Abada                 Chief Operating Officer
                              and Chief Financial
                              Officer

                                               Exhibit 10.55

                     AMENDMENT NO. 3 TO
              MANAGEMENT AGREEMENT AND LICENSE

     This Amendment No. 3 to Management Agreement and License is made as of November 18, 2004 by and among Jara Enterprises, Inc., a New York corporation ("Jara"), Jennifer Convertibles, Inc., a Delaware Corporation ("JCI") and Jennifer Acquisition Corp., a Delaware Corporation ("JAC"), a wholly owned subsidiary of JCI.

                          RECITALS

     Reference is made to that certain Management Agreement and License, executed as of July 6, 2001 between Jara, Fred
Love, the sole shareholder of Jara, JCI and JAC, as amended by Amendment No. 1 to Management and Agreement and License, dated as of April 30, 2002 and as further amended by Amendment No. 2 to Management and Agreement and License, dated as of July 10, 2003 (the "Agreement").

     The parties to the Agreement desire to amend the Agreement as set forth herein.

     NOW, THEREFORE, the parties hereto agree as follows:

                          ARTICLE I
                         AMENDMENTS

     For $1.00 and other good and valuable consideration, receipt whereof is acknowledged, the parties hereto hereby agree as follows.

     1. All capitalized terms used herein shall have their defined meanings from the Agreement.

     2. Notwithstanding anything to the contrary contained in the Agreement, including without limitation, Section 5 thereof, JCI shall not be required to make the payments contemplated by Section 2.1(c) of the Agreement for the period commencing January 1, 2005 through and including August 31, 2007 ( the "Period"), and Jara hereby waives its rights to payments under such Section for such Period. Such waiver shall also cover any such payment required under the Agreement during the Period in the event that the Definitive Agreements are approved by the court and become effective during such Period.

     3. Notwithstanding anything to the contrary, contained in the Agreement, including without limitation, Section 5 thereof, JCI shall not be required to make the payments contemplated by Section 5.3(a) or (b) of the Agreement for the period commencing January 1, 2005 through and including the Closing Date of the Definitive Agreements after the court approval thereof and Jara hereby waives its rights to payments under such Section for such period. After the Closing Date, JCI shall resume making payments required under Sections 5.3(a) and 5.3(b) for periods commencing from and after the Closing Date.

                         ARTICLE II
                        MISCELLANEOUS

     1.   This Amendment No. 3 to Management Agreement and
License shall be governed by and construed in accordance with the laws of the State of New York.

                                               Exhibit 10.55


     2. This Amendment No. 3 to Management Agreement and License may be executed in one or more counterparts, each of which shall constitute an original, and all of which, taken together, shall be deemed to constitute one and the same agreement.

     3. Except as amended hereby, the Agreement remains in full force and effect.


          [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                               Exhibit 10.55



     IN WITNESS WHEREOF, the parties have executed this agreement as of this 18th day of November, 2004.



                         JENNIFER CONVERTIBLES, INC.
                         By:  /s/ Harley J. Greenfield
                              Harley J. Greenfield
                              Chief Executive Officer


                         JARA ENTERPRISES, INC.
                         By:  /s/ Jane Love
                              Jane Love
                              President


                         JENNIFER ACQUISITION CORP.
                         By:  /s/ Harley J. Greenfield
                              Harley J. Greenfield
                              Chief Executive Officer

                                                       Exhibit 14



                   JENNIFER CONVERTIBLES, INC.

              CORPORATE CODE OF CONDUCT AND ETHICS



                            FOREWORD

     This Corporate Code of Conduct and Ethics, referred to as the "Code," is intended to provide our associates, as defined below, with a clear understanding of the principles of business conduct and ethics that are expected of them. The standards set forth in the Code apply to us all. Every associate of the company must acknowledge his or her review of and agreement to comply with the Code as a condition of his or her relationship with the company. The term "associate" means every full and part-time employee of the company and its subsidiaries, all members of the company's senior management, including the company's Chief Executive Officer and Chief Financial Officer, and every member of the company's Board of Directors, even if such member is not employed by the company.

     Many of the standards outlined on the following pages will be familiar, for they reflect the fundamental values of fairness and integrity that are a part of our daily lives. Applying these standards to our business lives is an extension of the values by which we are known as individuals and by which we want to be known as a company.

     It is our responsibility to conduct ourselves in an ethical business manner and also to ensure that others do the same. If any one of us violates these standards, he or she can expect a disciplinary response, up to and including termination of any employment or other relationship with the company, and possibly other legal action. If any breach of the Code is known to you, you are obligated to report violations to the Corporate Compliance Officer or any member of the Compliance Committee, described in more detail below. By doing so, we ensure that the good faith efforts of all of us to comply with the Code are not undermined.

     The ultimate responsibility for maintaining our Code rests with each of us. As individuals of personal integrity, we can do no less than to behave in a way that will continue to bring credit to our company and ourselves.

     While it is impossible for this Code to describe every situation that may arise, the standards explained in this Code are guidelines that should govern our conduct at all times. If you are confronted with situations not covered by this Code, or have questions regarding the matters that are addressed in the Code, you are urged to consult with the Corporate Compliance Officer or a member of the Compliance Committee.

     The provisions of the Code regarding the actions the company will take are guidelines, which the company intends to follow. There may be circumstances, however, that in the company's judgment require different measures or actions and in such cases it may act accordingly while still attempting to fulfill the principles underlying this Code.

                                                       Exhibit 14

Table of Contents


                                                             Page

I.    IMPLEMENTATION OF THE CODE                               3
II.   GENERAL REQUIREMENTS                                     5
III.  CONFLICTS OF INTEREST                                    6
IV.   PROTECTION AND PROPER USE OF COMPANY ASSETS              8
 A.      Proper Use of Company Property                        8
 B.      Confidential Information                              8
 C.      Accurate Records and Reporting                        8
 D.      Document Retention                                   10
 E.      Corporate Advances                                   10
V.    FAIR DEALING WITH CUSTOMERS, SUPPLIERS, COMPETITORS, AND
        ASSOCIATES                                            11
 A.      Giving Gifts                                         11
 B.      Receiving Gifts                                      11
 C.      Unfair Competition                                   11
 D.      Antitrust Concerns                                   12
VI.   GOVERNMENT RELATIONS                                    14
 A.      Payments to Officials                                14
 B.      Political Contributions                              14
VII.  COMPLIANCE WITH LAWS, RULES AND REGULATIONS             15
 A.      Insider Trading Policy                               15
 B.      Equal Employment Opportunity                         15
 C.      Sexual Harassment Policy                             16
 D.      Health, Safety & Environment Laws                    16
VIII. REPORTING VIOLATIONS UNDER THE CODE: NON-RETALIATION
        POLICY                                                17
IX.   QUESTIONS UNDER THE CODE AND WAIVER PROCEDURES          18
X.    FREQUENTLY ASKED QUESTIONS AND ANSWERS                  19

APPENDIX

ASSOCIATE'S AGREEMENT TO COMPLY                               20

                                                       Exhibit 14

I.   IMPLEMENTATION OF THE CODE

      The following questions and answers address the company's implementation of the Code. The company has attempted to design procedures that ensure maximum confidentiality and, most importantly, freedom from the fear of retaliation for complying with and reporting violations under the Code.

Q:Who is responsible for administering, updating and enforcing the Code?

A: The Company's Board of Directors has appointed a Corporate Compliance Officer and a Compliance Committee Member to administer, update and enforce the Code. Ultimately, the Board of Directors of the company must ensure that the Corporate Compliance Officer and the Compliance Committee Member fulfill their responsibilities.

     The  Corporate Compliance Officer has overall responsibility
for   overseeing  the  implementation  of  the  Code.    Specific
responsibilities of the position are to:

         Develop the Code based on legal requirements, regulations and ethical considerations that are raised in the company's operations;
         Ensure that the Code is distributed to all associates and that all associates acknowledge the principles of the Code;
         Assess compliance success with the Code;
         Serve  as  a  point person for reporting violations  and
         asking questions under the   Code; and
         Revise and update the Code to respond to detected violations and changes in the law.

     The  Compliance Committee Member is comprised of  Edward  G.
Bohn.   The  primary responsibilities of the Compliance Committee
Member is to:

       Assist the Corporate Compliance Officer in developing  and updating the Code;
        Develop   internal  procedures  to  monitor   and   audit
         compliance with the Code;
       Serve  as  point  persons  for  reporting  violations  and asking questions under the Code;
       Set up a mechanism for anonymous reporting of suspected violations of the Code by associates and refer, when appropriate, such reports to the Audit Committee;
       Conduct internal investigations, with the assistance of counsel, of suspected compliance violations;
       Evaluate disciplinary action for associates who violate the Code;
       In the case of more severe violations of the Code, make recommendations regarding disciplinary action to the Board of Directors or a committee thereof; and Evaluate the effectiveness of the Code and improve the Code.

    The Compliance Committee Member will provide a summary of all matters considered under the Code to the Board of Directors or a committee thereof at each regular meeting thereof, or sooner if warranted by the severity of the matter. All proceedings and the identity of the person reporting will be kept as confidential as practicable under the circumstances.

                                                       Exhibit 14



Q:   How can I contact the Corporate Compliance Officer and the
Compliance Committee Member?

A:   The names and phone numbers of the Corporate Compliance
Officer and the Compliance Committee Member are listed below.
Any one of these individuals can assist you in answering questions or reporting violations or suspected violations under the Code.

Edward B. Seidner                516-496-1900 extension 3228
Corporate Compliance Officer
Edward G. Bohn                   201-567-4404 extension 312
Compliance Committee Member

                                                       Exhibit 14



II.  GENERAL REQUIREMENTS

     To be honest, fair, and accountable in all business dealings and obligations, and to ensure:

         The ethical handling of conflicts of interest between personal and professional relationships;

         Full, fair, accurate, timely and understandable disclosure in the reports required to be filed by the company with the Securities and Exchange Commission and in other public communications made by the company; and

         Compliance with applicable governmental laws, rules and regulations.

                                                       Exhibit 14

III. CONFLICTS OF INTEREST

     Associates should avoid any situation that may involve, or even appear to involve, a conflict between their personal interests and the interests of the company. In dealings with current or potential customers, suppliers, contractors, and competitors, each associate should act in the best interests of the company to the exclusion of personal advantage. Associates are prohibited from any of the following activities, which could represent an actual or perceived conflict of interest:

     No associate or immediate family member of an associate shall have a significant financial interest in, or obligation to, any outside enterprise which does or seeks to do business with the company or which is an actual or potential competitor of the company, without prior approval from the Compliance Committee Member, or in the case of executive officers or members of the Board of Directors, the full Board of Directors or a committee thereof.

     No associate shall conduct a significant amount of business on the company's behalf with an outside enterprise which does or seeks to do business with the company if an immediate family member of the associate is a principal, officer or employee of such enterprise, without prior approval from the Compliance Committee Member, or in the case of executive officers or members of the Board of Directors, the full Board of Directors or a committee thereof.

     No associate or immediate family member of an associate shall serve as a director of any actual or potential competitor of the company.

     No associate shall use any company property or information or his or her position at the company for his or her personal gain.

     No associate shall engage in activities that are directly competitive with those in which the company is engaged.

     No associate shall divert a business opportunity from the company to such individual's own benefit. If an associate becomes aware of an opportunity to acquire or profit from a business opportunity or investment in which the company is or may become involved or in which the company may have an existing interest, the associate should disclose the relevant facts to the Corporate Compliance Officer or the Compliance Committee Member. The associate may proceed to take advantage of such opportunity only if the company is unwilling or unable to take advantage of such opportunity as notified in writing by the Compliance Committee Member.

     No associate or immediate family member of an associate shall receive any loan or advance from the company, or be the beneficiary of a guarantee by the company of a loan or

                                                       Exhibit 14

     advance from a third party, except for customary advances or corporate credit in the ordinary course of business or approved by the Compliance Committee Member. Please see
     Section IV.E. below, "Corporate Advances", for more information on permitted corporate advances.

     In addition, the Audit Committee of the Board of Directors will review and approve all related-party transactions, as required by the Securities and Exchange Commission, The Nasdaq
Stock Market or any other regulatory body to which the company is subject.

     Each associate should make prompt and full disclosure in writing to the Corporate Compliance Officer or Compliance
Committee Member of any situation that may involve a conflict of interest. Failure to disclose any actual or perceived conflict of interest is a violation of the Code.

                                                       Exhibit 14



IV.  PROTECTION AND PROPER USE OF COMPANY ASSETS AND ASSETS
     ENTRUSTED TO IT

     Proper protection and use of company assets and assets entrusted to it by others, including proprietary information, is a fundamental responsibility of each associate of the company. Associates must comply with security programs to safeguard such assets against unauthorized use or removal, as well as against loss by criminal act or breach of trust. The provisions hereof relating to protection of the Company's property also apply to property of others entrusted to it (including proprietary and confidential information).

     A.   Proper Use of Company Property

     The removal from the company's facilities of the company's property is prohibited, unless authorized by the company. This applies to furnishings, equipment, and supplies, as well as property created or obtained by the company for its exclusive use
- such as client lists, files, personnel information, reference materials and reports, computer software, data processing programs and data bases. Neither originals nor copies of these materials may be removed from the company's premises or used for purposes other than the company's business without prior written authorization from the Compliance Committee Member.

     The company's products and services are its property; contributions made by any associate to their development and implementation are the company's property and remain the company's property even if the individual's employment or directorship terminates.

     Each associate has an obligation to use the time for which he or she receives compensation from the company productively.
Work hours should be devoted to activities directly related to the company's business.

     B.   Confidential Information

     The company provides its associates with confidential information relating to the company and its business with the understanding that such information is to be held in confidence and not communicated to anyone who is not authorized to see it, except as may be required by law. The types of information that each associate must safeguard include (but are not limited to) the company's plans and business strategy, unannounced products and/or contracts, sales data, significant projects, customer and supplier lists, patents, patent applications, trade secrets, manufacturing techniques and sensitive financial information, whether in electronic or conventional format. These are costly, valuable resources developed for the exclusive benefit of the company. No associate shall disclose the company's confidential information to an unauthorized third party or use the company's confidential information for his or her own personal benefit.

     C.   Accurate Records and Reporting

     Under law, the company is required to keep books, records and accounts that accurately and fairly reflect all transactions, dispositions of assets and other events that are the subject of

                                                       Exhibit 14


specific regulatory record keeping requirements, including generally accepted accounting principles and other applicable rules, regulations and criteria for preparing financial statements and for preparing periodic reports filed with the Securities and Exchange Commission. All company reports, accounting records, sales reports, expense accounts, invoices, purchase orders, and other documents must accurately and clearly represent the relevant facts and the true nature of transactions. Reports and other documents should state all material facts of a transaction and not omit any information that would be relevant in interpreting such report or document. Under no circumstance may there be any unrecorded liability or fund of the company, regardless of the purposes for which the liability or fund may have been intended, or any improper or inaccurate entry knowingly made on the books or records of the company. No payment on behalf of the company may be approved or made with the intention, understanding or awareness that any part of the payment is to be used for any purpose other than that described by the documentation supporting the payment. In addition, intentional accounting misclassifications (e.g., expense versus capital) and improper acceleration or deferral of expenses or revenues are unacceptable reporting practices that are expressly prohibited.

     The company has developed and maintains a system of internal controls to provide reasonable assurance that transactions are executed in accordance with management's authorization, are properly recorded and posted, and are in compliance with regulatory requirements. The system of internal controls within the company includes written policies and procedures, budgetary controls, supervisory review and monitoring, and various other checks and balances, and safeguards [such as password protection to access certain computer systems.]

     The company has also developed and maintains a set of disclosure controls and procedures to ensure that all of the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

     Associates are expected to be familiar with, and to adhere strictly to, these internal controls and disclosure controls and procedures.

     Responsibility for compliance with these internal controls and disclosure controls and procedures rests not solely with the company's accounting personnel, but with all associates involved in approving transactions, supplying documentation for transactions, and recording, processing, summarizing and reporting of transactions and other information required by periodic reports filed with the Securities and Exchange Commission. Because the integrity of the company's external reports to shareholders and the Securities and Exchange Commission depends on the integrity of the company's internal reports and record-keeping, all associates must adhere to the highest standards of care with respect to our internal records and reporting. The company is committed to full, fair, accurate, timely, and understandable disclosure in the periodic reports required to be filed by it with the Securities and Exchange Commission, and it expects each associate to work diligently towards that goal.

     Any associate who believes the company's books and records are not in accord with these requirements should immediately report the matter to the Corporate Compliance Officer or the

                                                       Exhibit 14


Compliance Committee Member. The company has adopted explicit non-retaliation policies with respect to these matters, as described in Section VIII below.

     D.   Document Retention

     Numerous federal and state statutes require the proper retention of many categories of records and documents that are commonly maintained by companies. In consideration of those legal requirements and the company's business needs, all associates must maintain records in accordance with the company's Document Retention Policy, a copy of which is available from the Corporate Compliance Officer.

     In addition, any record, in paper or electronic format, relevant to a threatened, anticipated or actual internal or external inquiry, investigation, matter or lawsuit may not be discarded, concealed, falsified, altered, or otherwise made unavailable, once an associate has become aware of the existence of such threatened, anticipated or actual internal or external inquiry, investigation, matter or lawsuit. Associates must handle such records in accordance with the procedures outlined in the company's Document Retention Policy.

     When in doubt regarding retention of any record, an associate must not discard or alter the record in question and should seek guidance from the Corporate Compliance Officer the Compliance Committee Member. Associates should also direct all questions regarding our Document Retention Policy and related procedures to the Corporate Compliance Officer or the Compliance Committee Member.

     E.    Corporate Advances

     Under law, the company may not loan money to associates except in limited circumstances. It shall be a violation of the Code for any associate to advance company funds to any other associate or to himself or herself except for usual and customary business advances for legitimate corporate purposes which are approved by a supervisor or pursuant to a corporate credit card for usual and customary, legitimate business purposes.

     Company credit cards are to be used only for authorized, legitimate business purposes. An associate will be responsible for any unauthorized charges to a company credit card.

                                                       Exhibit 14



V.   FAIR DEALING WITH CUSTOMERS, SUPPLIERS, COMPETITORS, AND
     ASSOCIATES

     The company does not seek to gain any advantage through the improper use of favors or other inducements. Good judgment and moderation must be exercised to avoid misinterpretation and adverse effect on the reputation of the company or its associates. Offering, giving, soliciting or receiving any form of bribe to or from an employee of a customer or supplier to influence that employee's conduct is strictly prohibited.

     A.   Giving Gifts

     An associate must not give cash or cash-equivalent gifts to any person or enterprise.

     B.   Receiving Gifts

     Gifts, favors, entertainment or other inducements may not be accepted by associates or members of their immediate families from any person or organization that does or seeks to do business with, or is a competitor of, the company, except as common courtesies usually associated with customary business practices. If the gift is of more than token value, the Compliance Committee must approve its acceptance.

     An especially strict standard applies when suppliers are involved. If a gift unduly influences or makes an associate feel obligated to "pay back" the other party with business, receipt of the gift is unacceptable.

     It is never acceptable to accept a gift in cash or cash equivalent.

     C.   Unfair Competition

     Although the free enterprise system is based upon competition, rules have been imposed stating what can and what cannot be done in a competitive environment. The following practices can lead to liability for "unfair competition" and should be avoided. They are violations of the Code.

       Disparagement of Competitors. It is not illegal to point out weaknesses in a competitor's service, product or operation; however, associates may not spread false rumors about competitors or make misrepresentations about their businesses. For example, an associate may not pass on anecdotal or unverified stories about a competitor's products or services as the absolute truth (e.g., the statement that "our competitors' diagnostic testing procedures have poor quality control").

                                                       Exhibit 14



       Misrepresentations of Price and Product. Lies or misrepresentations about the nature, quality or character of the company's services and products are both illegal and contrary to company policy. An associate may only describe our services and products based on their documented specifications, not based on anecdote or his or her belief that our specifications are too conservative.

     D.   Antitrust Concerns

     Federal and state antitrust laws are intended to preserve the free enterprise system by ensuring that competition is the primary regulator of the economy. Every corporate decision that involves customers, competitors, and business planning with respect to output, sales and pricing raises antitrust issues. Compliance with the antitrust laws is in the public interest, in the interest of the business community at large, and in our company's interest.

     Failing to recognize antitrust risk is costly. Antitrust litigation can be very expensive and time-consuming. Moreover, violations of the antitrust laws can, among other things, subject you and the company to the imposition of injunctions, treble damages, and heavy fines. Criminal penalties may also be imposed, and individual employees can receive heavy fines or even be imprisoned. For this reason, antitrust compliance should be taken seriously at all levels within the company.

     A primary focus of antitrust laws is on dealings between competitors. In all interactions with actual or potential competitors all associates must follow these rules:

     Never agree with a competitor or a group of competitors to charge the same prices or to use the same pricing methods, to allocate services, customers, private or governmental payor contracts or territories among yourselves, to boycott or refuse to do business with a provider, vendor, payor or any other third party, or to refrain from the sale or marketing of, or limit the supply of, particular products or services.

     Be careful of your conduct. An "agreement" that violates the antitrust laws may be not only a written or oral agreement, but also a "gentlemen's agreement" or a tacit understanding. Such an "agreement" need not be in writing. It can be inferred from conduct, discussions or communications of any sort with a representative of a competitor.

     Make every output-related decision (pricing, volume, etc.)
     independently, in light of costs and market conditions and competitive prices.

     Carefully monitor trade association activity. These forums frequently create an opportunity for competitors to engage in antitrust violations.

     Finally, always immediately inform the Corporate Compliance
Officer or the Compliance Committee Member if local, state or federal law enforcement officials request information from the company concerning its operations.

                                                       Exhibit 14


VI.  GOVERNMENT RELATIONS

     Associates must adhere to the highest standards of ethical conduct in all relationships with government employees and must not improperly attempt to influence the actions of any public official.

     A.   Payments to Officials

     Payments or gifts shall not be made directly or indirectly to any government official or associate if the gift or payment is illegal under the laws of the country having jurisdiction over the transaction, or if it is for the purpose of influencing or inducing the recipient to do, or omit to do, any act in violation of his or her lawful duty. Under no circumstances should gifts be given to employees of the United States Government.

     B.   Political Contributions

     Company funds, property or services may not be contributed to any political party or committee, or to any candidate for or holder of any office of any government. This policy does not preclude, where lawful, company expenditures to support or oppose public referendum or separate ballot issues, or, where lawful and when reviewed and approved in advance by the Compliance Committee Member, the formation and operation of a political action committee.

                                                       Exhibit 14

VII. COMPLIANCE WITH LAWS, RULES AND REGULATIONS

     A.   Insider Trading Policy

     The company expressly forbids any associate from trading on material non-public information or communicating material non-public information to others in violation of the law. This conduct is frequently referred to as "insider trading." This policy applies to every associate of the company and extends to activities both within and outside their duties to the company, including trading for a personal account.

     The concept of who is an "insider" is broad. It includes officers, directors and employees of a company. In addition, a person can be a "temporary insider" if he or she enters into a special confidential relationship in the conduct of a company's affairs and as a result is given access to information solely for the company's purpose. A temporary insider can include, among others, a company's investment advisors, agents, attorneys, accountants and lending institutions, as well as the employees of such organizations. An associate may also become a temporary insider of another company with which our company has a contractual relationship, to which it has made a loan, to which it provides advice or for which it performs other services.

     Trading on inside information is not a basis for liability unless the information is material. This is information that a reasonable investor would consider important in making his or her investment decisions, or information that is likely to have a significant effect on the price of a company's securities.

     Information is non-public until it has been effectively communicated to the marketplace. Tangible evidence of such dissemination is the best indication that the information is public. For example, information found in a report filed with the Securities and Exchange Commission or appearing in a national newspaper would be considered public.

     B.   Equal Employment Opportunity

     The company makes employment-related decisions without regard to a person's race, color, religious creed, age, sex, sexual orientation, marital status, national origin, ancestry, present or past history of mental disorder, mental retardation, learning disability or physical disability, including, but not limited to, blindness and genetic predisposition, or any other factor unrelated to a person's ability to perform the person's job. "Employment decisions" generally mean decisions relating to hiring, recruiting, training, promotions and compensation, but the term may encompass other employment actions as well.

     The company encourages its associates to bring any problem, complaint or concern regarding any alleged employment discrimination to the attention of the Human Resources Department. Associates who have concerns regarding conduct they believe is discriminatory should also feel free to make any such reports to the Corporate Compliance Officer or the Compliance Committee Member.

                                                       Exhibit 14


     C.   Sexual Harassment Policy

     The company is committed to maintaining a collegial work environment in which all individuals are treated with respect and dignity and which is free of sexual harassment. In keeping with this commitment, the company will not tolerate sexual harassment of associates by anyone, including any supervisor, co-worker, vendor, client or customer, whether in the workplace, at assignments outside the workplace, at company-sponsored social functions or elsewhere.

     [Each associate should be familiar with and abide by the company's Sexual Harassment Policy. A copy of this policy is given to all associates of the company and is available from the Human Resources Department, the Corporate Compliance Officer or the Compliance Committee Member.]

     D.   Health, Safety & Environment Laws

     Health, safety, and environmental responsibilities are fundamental to the company's values. Associates are responsible for ensuring that the company complies with all provisions of the health, safety, and environmental laws of the United States and of other countries where the company does business.

     The penalties that can be imposed against the company and its associates for failure to comply with health, safety, and environmental laws can be substantial, and include imprisonment and fines.

                                                       Exhibit 14


VIII.     REPORTING VIOLATIONS UNDER THE CODE: NON-RETALIATION
          POLICY

     Any associate of the company having any information or knowledge regarding the existence of any violation or suspected violation of the Code has a duty to report the violation or suspected violation to the Corporate Compliance Officer or the Compliance Committee Member. Failure to report suspected or actual violations is itself a violation of the Code and may subject the associate to disciplinary action, up to and including termination of employment or legal action. The Company will endeavor to keep reports confidential to the fullest extent practicable under the circumstances.

     Any associate who reports a suspected violation under the Code by the company, or its agents acting on behalf of the company, to the Corporate Compliance Officer the Compliance Committee Member, may not be fired, demoted, reprimanded or otherwise harmed for, or because of, the reporting of the suspected violation, regardless of whether the suspected violation involves the associate, the associate's supervisor or senior management of the company.

     In addition, any associate who reports a suspected violation under the Code which the associate reasonably believes constitutes a violation of a federal statute by the company, or its agents acting on behalf of the company, to a federal regulatory or law enforcement agency, may not be reprimanded, discharged, demoted, suspended, threatened, harassed or in any manner discriminated against in the terms and conditions of the associate's employment for, or because of, the reporting of the suspected violation, regardless of whether the suspected violation involves the associate, the associate's supervisor or senior management of the company.

                                                       Exhibit 14

IX.  QUESTIONS UNDER THE CODE AND WAIVER PROCEDURES

     Associates are encouraged to consult with the Corporate
Compliance Officer and the Compliance Committee Member about any uncertainty or questions they may have under the Code.

     If any situation should arise where a course of action would likely result in a violation of the Code but for which the associate thinks that a valid reason for the course of action exists, the associate should contact the Corporate Compliance Officer or the Compliance Committee Member to obtain a waiver prior to the time the action is taken. No waivers will be granted after the fact for actions already taken. Except as noted below, the Compliance Committee Member will review all the facts surrounding the proposed course of action and will determine whether a waiver from any policy in the Code should be granted.

     Waiver Procedures for Executive Officers and Directors. Waiver requests by an executive officer or member of the Board of Directors shall be referred by the Compliance Committee Member, with his recommendation, to the Board of Directors or a committee thereof for consideration. If either (i) a majority of the independent directors on the Board of Directors, or (ii) a committee comprised solely of independent directors agrees that the waiver should be granted, it will be granted. The company will disclose the nature and reasons for the waiver on a Form 8-K to be filed promptly with the Securities and Exchange Commission or otherwise as required by the Securities and Exchange Commission or The Nasdaq Stock Market. If the Board denies the request for a waiver, the waiver will not be granted and the associate may not pursue the intended course of action.

     It is the company's policy only to grant waivers from the Code in limited and compelling circumstances.

                                                       Exhibit 14


X.   FREQUENTLY ASKED QUESTIONS AND ANSWERS

     The following questions and answers address each associate's obligation to comply with the Code. The company has attempted to design procedures that ensure maximum confidentiality and, most importantly, freedom from the fear of retaliation for complying with and reporting violations under the Code.

     Q:   Do I have a duty to report violations under the Code?

     A:   Yes, participation in the Code and its compliance
program is mandatory. You must immediately report any suspected or actual violation of the Code to the Corporate Compliance Officer or the Compliance Committee Member. The Company will endeavor to keep reports confidential to the fullest extent
practicable under the circumstances.   Failure to report
suspected or actual violations is itself a violation of the Code and may subject you to disciplinary action, up to and including termination of employment or legal action.

     Q:   I'm afraid of being fired for raising questions or
reporting violations under the Code. Will I be risking my job if I do?

     A:   The Code contains a clear non-retaliation policy which
is located in Section VIII of the Code, meaning that if you in good faith report a violation of the Code by the company, or its agents acting on behalf of the company, to the Corporate Compliance Officer or the Compliance Committee Member, the company will undertake to protect you from being fired, demoted, reprimanded or otherwise harmed for reporting the violation, even if the violation involves you, your supervisor, or senior management of the company. The Company will endeavor to keep confidential any report you make to the Corporate Compliance Officer or the Compliance Committee Member to the extent practicable under the circumstances.

     In addition, if you report a suspected violation under the Code which you reasonably believe constitutes a violation of a federal statute by the company, or its agents acting on behalf of the company, to a federal regulatory or law enforcement agency, you may not be reprimanded, discharged, demoted, suspended, threatened, harassed or in any manner discriminated against in the terms and conditions of your employment for reporting the suspected violation, regardless of whether the suspected violation involves you, your supervisor or senior management of the company.

     Q:   How are suspected violations investigated under the
Code?

     A:   When a suspected violation is reported to the Corporate
Compliance Officer or the Compliance Committee Member, the Corporate Compliance Officer will gather information about the allegation by interviewing the associate reporting the suspected violation, the associate who is accused of the violation and/or any co-workers or associates of the accused associates to determine if a factual basis for the allegation exists. The reporting associate's immediate supervisor will not be involved in the investigation if the reported violation involved that supervisor. The Company will endeavor to keep the identity of the reporting associate confidential to the fullest extent practicable under the circumstances.

                                                       Exhibit 14

     If the report is not substantiated, the reporting associate will be informed and at that time will be asked for any additional information not previously communicated. If there is no additional information, the Corporate Compliance Officer will close the matter as unsubstantiated.

     If the allegation is substantiated, the Compliance Committee Member will make a judgment as to the degree of severity of the violation and the appropriate disciplinary response. In more severe cases, the Compliance Committee Member will make a recommendation to the Board of Directors of the company for its approval. The Board's decision as to disciplinary and corrective action will be final. In the case of less severe violations, the Corporate Compliance Officer may refer the violation to the Human Resources Department for appropriate disciplinary action.

     The Compliance Committee Member shall provide a summary of all matters considered under the Code to the Board of Directors or a committee thereof at each regular meeting thereof, or sooner if warranted by the severity of the matter.

      The company will endeavor to keep all proceedings and the identity of the reporting person as confidential as practicable under the circumstances.

     Q:   Do I have to participate in any investigation under the
Code?

     A:   Your full cooperation with any pending investigation
under the Code is a condition of your continued relationship with the company. The refusal to cooperate fully with any investigation is a violation of the Code and grounds for discipline, up to and including termination.

     Q:   What are the consequences of violating the Code?

     A:   As explained above, associates who violate the Code may
be subject to discipline, up to and including termination of
employment.   Associates who violate the Code may simultaneously
violate federal, state, local or foreign laws, regulations or policies. Such associates may be subject to prosecution, imprisonment and fines, and may be required to make reimbursement to the company, the government or any other person for losses resulting from the violation. They may be subject to punitive or treble damages depending on the severity of the violation and applicable law.

     Q:   What if I have questions under the Code or want to
obtain a waiver under any provision of the Code?

     A:   The Corporate Compliance Officer and the Compliance
Committee Member can help answer questions you may have under the Code. Particularly difficult questions will be answered with input from the Compliance Committee Member. In addition, Section IX of the Code provides information on how you may obtain a waiver from the Code; waivers will be granted only in very limited circumstances. You should never pursue a course of

                                                       Exhibit 14


action that is unclear under the Code without first consulting the Corporate Compliance Officer or the Compliance Committee
Member, and if necessary, obtaining a waiver from the Code.

                                                       Exhibit 14



APPENDIX

ASSOCIATE'S AGREEMENT TO COMPLY

     I have read Jennifer Convertibles Corporate Code of Conduct and Ethics (the "Code"). I have obtained an interpretation of any provision about which I had a question. I agree to abide by the provisions of the Code. Based on my review, I acknowledge that

     _____ To the best of my knowledge, I am not in violation of, or aware of any violation by others of, any provision contained in the Code;

               OR

     _____ I have made a full disclosure on the reverse side of this acknowledgement of the facts regarding any possible violation of the provisions set forth in the Code.

     In addition, I understand that I am required to report any suspected or actual violation of the Code. I understand that I am required to cooperate fully with the company in connection with the investigation of any suspected violation. I understand that my failure to comply with the Code or its procedures may result in disciplinary action, up to and including termination.


By:                                          Date:
Name  (Please print):
Department/Location:

                                                  EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



We hereby consent to the incorporation by reference in the
Registration Statement on Form S-8   (No. 333-101024) of
Jennifer Convertibles, Inc. of our report dated November 11, 2004, except for Note 3, as to which the date is November 18, 2004 with respect to our audits of the consolidated financial statements as of August 28, 2004 and August 30, 2003 and for each of the three years in the period ended August 28, 2004, which is included in the Annual Report on Form 10-K for the year ended August 28, 2004.



Eisner LLP

New York, New York
November 22, 2004

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

Date:  November 24, 2004

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

Date:  November 24, 2004

/s/   Rami Abada
      Rami Abada, Chief Financial Officer

                        EXHIBIT 32.1

        Certification of Principal Executive Officer
               Pursuant to U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                           of 2002

I, Harley J. Greenfield, Chief Executive Officer of Jennifer Convertibles, Inc., hereby certify, to my knowledge, that the annual report on Form 10-K for the period ending August 28, 2004 of Jennifer Convertibles, Inc. (the "Form 10-K") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Jennifer Convertibles, Inc.


Dated: November 24, 2004  /s/ Harley J. Greenfield
                              Harley J. Greenfield
                              Chief Executive Officer
                              (Principal Executive Officer)


A signed original of this written statement required by
Section 906 has been provided to us and will be retained by us and furnished to the Securities and Exchange Commission or its staff upon request.

                        EXHIBIT 32.2

        Certification of Principal Financial Officer
               Pursuant to U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                           of 2002

I, Rami Abada, Chief Financial Officer of Jennifer
Convertibles, Inc., hereby certify, to my knowledge, that the annual report on Form 10-K for the period ending August
28, 2004 of Jennifer Convertibles, Inc. (the "Form 10-K") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Jennifer Convertibles, Inc.

Dated: November 24, 2004  /s/ Rami Abada
                          Rami Abada
                          Chief Financial Officer
                          (Principal Financial Officer)

A signed original of this written statement required by
Section 906 has been provided to us and will be retained by us and furnished to the Securities and Exchange Commission or its staff upon request.

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                  Index to Financial Statements




Report of Independent Registered Public Accounting Firm      F-1

Consolidated Balance Sheets at August 28, 2004 and
  August 30, 2003                                            F-2

Consolidated Statements of Operations for the years ended
  August 28, 2004, August 30, 2003 and August 31, 2002       F-3

Consolidated Statements of Stockholders' Equity
  Capital (Deficiency) for the years ended August 28, 2004,
  August 30, 2003, and August 31, 2002                       F-4

Consolidated Statements of Cash Flows for the years ended
  August 28, 2004, August 30, 2003 and August 31, 2002       F-5

Notes to Consolidated Financial Statements                   F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Jennifer Convertibles, Inc.
Woodbury, New York


We have audited the accompanying consolidated balance sheets of Jennifer Convertibles, Inc. and subsidiaries as of August 28, 2004 and August 30, 2003 and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for each of the three years in the period ended August 28, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jennifer Convertibles, Inc. and subsidiaries as of August 28, 2004 and August 30, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended
August 28, 2004, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3, the Company has significant transactions with a company owned by a related party.



Eisner LLP

New York, New York
November 11, 2004,
except for Note 3, as to which
the date is November 18, 2004

    JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

               Consolidated Balance Sheets
       (In thousands, except for share data)

                  ASSETS
                                       August 28, 2004    August 30, 2003

  Current assets:
    Cash and cash equivalents               $3,294              $12,761
    Restricted cash                            110                 -
    Accounts receivable                        935                  408
    Merchandise inventories, net            14,044               12,721
    Due from Private Company, net of
      reserves of $4,722 at August 28,
      2004 and August 30, 2003               3,288                3,150
    Federal income tax refund receivable       314                 -
    Deferred tax asset                       1,172                2,895
    Prepaid expenses and other current
      assets                                 1,195                1,398
       Total current assets                 24,352               33,333

  Store fixtures, equipment and
    leasehold improvements, at
    cost, net                                3,032                3,854
  Annuity contract                           1,088                 -
  Deferred lease costs and other
    intangibles, net                            42                   98
  Goodwill                                   1,796                1,796
  Other assets (primarily security
    deposits)                                  607                  626
  Deferred tax asset                           605                 -
                                           $31,522              $39,707


   LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable, trade                 $12,812              $15,049
    Customer deposits                         7,878                9,203
    Accrued expenses and other current
      liabilities                             3,709                4,135
    Due to Private Company                      500                  500
    Deferred rent and allowances -
      current portion                           489                  821
       Total current liabilities             25,388               29,708

  Deferred rent and allowances, net of
    current portion                           3,320                3,155
       Total liabilities                     28,708               32,863

  Commitments and contingencies (Notes 9
    and 10)

  Stockholders' Equity:
    Preferred stock, par value $.01 per share
        Authorized 1,000,000 shares
        Series A Convertible Preferred-
        10,000 shares issued and outstanding
        at August 28, 2004 and August 30, 2003
        (liquidation preference $5,000)
        Series B Convertible Preferred-
        57,381 shares issued and
        outstanding at August 28, 2004
        (liquidation preference
        $287) and 26,664 shares issued
        and outstanding at August 30, 2003
        (liquidation preference $133)             1                   -
    Common stock, par value $.01 per share
        Authorized 12,000,000 shares at
        August 28, 2004 and
        10,000,000 shares at August 30,
        2003; issued and outstanding
        5,713,058 shares at August 28,
        2004 and August 30, 2003                 57                   57
    Additional paid-in capital               27,728               27,617
    Accumulated deficit                     (24,972)             (20,830)

                                              2,814                6,844

                                            $31,522              $39,707


See Notes to Consolidated Financial Statements.

                      JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                          Consolidated Statements of Operations
                          (In thousands, except for share data)

                                Year ended   Year ended   Year ended
                                August 28,   August 30,   August 31,
                                   2004         2003         2002
                                (52 weeks)   (52 weeks)   (53 weeks)
 Revenue:
   Net sales                      $125,384      $118,577    $140,440
   Revenue from service contracts    8,786         8,000      10,743
                                   134,170       126,577     151,183

 Cost of sales, including
   store occupancy, warehousing
   delivery and service costs       95,365        87,061      96,459

 Selling, general and
  administrative expenses           40,727        41,846      42,962

 Depreciation and amortization       1,575         1,738       1,660
                                   137,667       130,645     141,081

 Operating (loss) income            (3,497)       (4,068)     10,102

 Gain on sale of leasehold             220          -           -

 Interest income                       111           136         210

 Interest expense                       (3)          (11)        (14)

 (Loss) income before income taxes  (3,169)       (3,943)     10,298

 Income tax expense (benefit)          973          (566)       (693)

 Net (loss) income                 ($4,142)      ($3,377)    $10,991



 Basic (loss) income per
  common share                      ($0.73)       ($0.60)      $1.54

 Diluted (loss) income per
   common share                     ($0.73)       ($0.60)      $1.50




 Weighted average common
   shares outstanding            5,713,058     5,709,900   5,704,058

 Common shares issuable on
   conversion of Series A
   participating preferred stock       -             -     1,424,500

 Total weighted average common
   shares outstanding basic
   (loss) income per share       5,713,058     5,709,900   7,128,558

 Effect of potential common
   share issuance:
     Stock options                     -             -       177,868                                              -             -
     Series B convertible
       preferred stock                 -             -        18,664

 Weighted average common
   shares outstanding
   diluted (loss) income per
   share                         5,713,058     5,709,900   7,325,090






See Notes to Consolidated Financial Statements.

                             JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Consolidated Statements of Stockholders' Equity Capital (Deficiency)
                Years Ended August 28, 2004, August 30, 2003, and August 31, 2002
                                (In thousands, except for share data)

                                 Preferred stock      Preferred stock                            Additional
                                   Series A             Series B              Common Stock         paid-in   Accumulated
                               Shares   Par Value    Shares   Par Value     Shares     Par Value   capital    (deficit)    Total
Balances at August 26, 2000   10,000      -        26,664       -        5,704,058      $57       $27,482    ($31,192)    ($3,653)

Net income                                                                                                      2,748       2,748

Balances at August 25, 2001   10,000      -        26,664       -        5,704,058      $57       $27,482    ($28,444)      ($905)

Net income                                                                                                     10,991      10,991

Balances at August 31, 2002   10,000      -        26,664       -        5,704,058      $57       $27,482    ($17,453)    $10,086

Exercise of stock options                                                    9,000       -             18                      18

Dividends on Series B
  preferred stock                                                                                     (71)                    (71)

Other                                                                                                 188                     188

Net loss                                                                                                       (3,377)     (3,377)

Balances at August 30, 2003   10,000      -        26,664       -        5,713,058      $57       $27,617    ($20,830)     $6,844

Issuance of Series B
  preferred stock                                  30,717         1                                   128                     129

Dividends on Series B
  preferred stock                                                                                     (17)                    (17)

Net loss                                                                                                       (4,142)     (4,142)

Balances at August 28, 2004   10,000      -        57,381         1      5,713,058      $57       $27,728    ($24,972)     $2,814





See Notes to Consolidated Financial Statements.

                 JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
                                 (In thousands)


                                   Year Ended  Year Ended  Year Ended
                                   August 28,  August 30,  August 31,
                                      2004        2003        2002
                                   (52 weeks)  (52 weeks)  (53 weeks)

Cash flows from operating activities:
Net (loss) income                    ($4,142)    ($3,377)     $10,991
Adjustments to reconcile net
 (loss) income to net cash (used in)
 provided by operating activities:
  Depreciation and amortization        1,575       1,738        1,660
  Loss on disposal of equipment           61           -           24
  Gain on sale of leasehold             (220)          -            -
  Annuity contract                       (23)          -            -
  Federal income tax refund receivable  (314)          -            -
  Provision for warranty costs          (168)        (23)          76
  Provision for fabric protection
    costs                                  -           -         (273)
  Deferred rent                         (167)       (382)        (478)
  Deferred tax expense (benefit)       1,118        (533)      (1,737)
  Recovery of  amounts due from
    Private Company                        -         (33)         (58)
  Non-cash compensation to
    stockholders                           -         188            -
  Deferred income                          -           -       (2,121)
Changes in operating assets and
  liabilities
  Merchandise inventories-net         (1,323)        627         (688)
  Prepaid expenses and other
    current assets                       186       (580)        (318)
  Accounts receivable                   (527)         67          282
  Due from Private Company-net          (138)        579           86
  Other assets, net                       19         122          (16)
  Accounts payable trade              (2,237)      1,012       (2,882)
  Customer deposits                   (1,325)      1,514       (1,004)
  Accrued expenses and other
    current liabilities                 (130)     (2,797)       2,041
Net cash (used in) provided by
  operating activities                (7,755)     (1,878)       5,585

Cash flows from investing activities:
 Capital expenditures                   (757)     (1,264)        (767)
 Purchase of annuity contract         (1,065)          -            -
 Proceeds from sale of leasehold         220           -            -
 Restricted cash                        (110)          -            -
Net cash (used in) investing
  activities                          (1,712)     (1,264)        (767)

Cash flows from financing activities:
  Proceeds from exercise of stock
    options                                -          18            -
  Dividends on Series B preferred
    stock                                  -         (88)           -
Net cash (used in) financing
 activities                                -         (70)           -

Net (decrease) increase in cash
  and cash equivalents                (9,467)     (3,212)       4,818

Cash and cash equivalents at
beginning of year                     12,761      15,973       11,155

Cash and cash equivalents at end
  of year                             $3,294     $12,761      $15,973


Supplemental disclosure of cash
  flow information:
Income taxes paid                        $81        $962         $699
Interest paid                             $3         $11          $14


See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)


(1)  Business

   Jennifer Convertibles, Inc. and subsidiaries (the "Company") owns and is the licensor of specialty retail stores that sell a complete line of sofa beds, as well as sofas and companion pieces, such as loveseats, chairs and recliners, and specialty retail stores that sell leather living room furniture. Such stores are in the United States and are located throughout the Eastern
   Seaboard, in the Midwest, on the West Coast and in the Southwest.
   As of August 28, 2004 and August 30, 2003, respectively, 141 and
   138 Company-owned stores operated under the Jennifer Convertibles and Jennifer Leather names. During fiscal 2004, the Company closed two stores; however, the operations of such stores have not been reported as discontinued operations as the Company anticipates that it will continue to generate revenues from customers of such stores in stores located in the same territory as the closed stores. With respect to one store, the initial lease term of which expired, the Company sold its option to renew the lease for $220,000.

   The Company licensed stores to limited partnerships ("LPs") of which a subsidiary of Jennifer Convertibles, Inc. is the general partner. The LPs have had cumulative losses since inception and the Company has made advances to fund such losses. The Company has control of the LPs and, as a result, consolidates the accounts of the LPs in its financial statements. Included in the Company's consolidated statements of operations are the losses of the LPs in excess of the limited partners' capital contributions. As of August 28, 2004 and August 30, 2003, respectively, the LPs operated 48 stores under the Jennifer Convertibles name.

   The Company also licenses stores to parties, certain of which may be deemed affiliates ("Unconsolidated Licensees"). As of August 28, 2004 and August 30, 2003, respectively, three stores were owned by such Unconsolidated Licensees and operated by the Private Company (see below) and the results of their operations are not included in the consolidated financial statements. The Company receives a royalty of 5% of sales from one Unconsolidated Licensee and two stores owned by the Private Company.

   Also not included in the consolidated financial statements are the results of operations of 27 stores, licensed by the Company, that are owned and operated by a company (the "Private Company"), which is owned by the estate of a recently deceased principal stockholder of the Company who also was the brother-in-law of the Company's Chairman of the Board and Chief Executive Officer. Twenty five of the 27 stores are located in New York and are on a royalty free basis.
   Until November 1994, the Private Company was owned by three of the officers/directors/principal stockholders of the Company. In November 1994, the Private Company redeemed the stock in the Private Company of two of the principal stockholders (Harley Greenfield and Edward Seidner) for notes in the amount of $10,273 which are due in 2023 and are collateralized by the assets of the Private Company and a pledge of the remaining stockholder's stock in the Private Company to secure his personal guarantee of the notes. In connection with such transaction, Fred Love, the remaining principal stockholder, granted Messrs. Greenfield and Seidner options expiring in November 2004 to purchase the 585,662 shares of the Company's
   Common Stock owned by him and the Private Company for $15.00 per share. The Company has been advised that these options expired unexercised in November 2004.

   As more fully discussed in Note 3, the Company, the LPs, the Private Company and the Unconsolidated Licensees have had numerous transactions with each other. In July 2001, the Company and the Private Company entered into a series of agreements that change significantly the way they operate with each other and, subject to certain conditions being satisfied, will result, among other things, in the LPs becoming wholly owned by the Company. Due to the numerous related party transactions, the results of operations are not necessarily indicative of what they would be if all transactions were with independent parties.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)



(2)  Summary of Significant Accounting Policies

   Principles of consolidation:

   The consolidated financial statements include the accounts of Jennifer Convertibles, Inc., its subsidiaries and the LPs (see
   Note 1).

   Fiscal year:

   The Company has adopted a fiscal year ending on the last Saturday in August, which would be either 52 or 53 weeks long.

   Use of estimates:

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

   Segment information:

   Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 permits operating segments to be aggregated if they have similar economic characteristics, products, types of customers and methods of distribution. Accordingly, the Company's specialty furniture stores are considered to be one reportable operating segment.

   Cash and cash equivalents:

   The Company considers all short-term, highly liquid instruments with a maturity of three months or less to be cash equivalents.

   Merchandise inventories:

   Merchandise inventories are stated at the lower of cost
   (determined on the first-in, first-out method) or market and are physically located as follows:

                               August 28    August 30,
                                2004           2003

      Showrooms                 $6,797        $6,811
      Warehouses                 7,247         5,910

                               $14,044       $12,721

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)

(2)  Summary of Significant Accounting Policies  (continued)

   Store fixtures, equipment and leasehold improvements:

   Store fixtures and equipment are carried at cost less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives or, when applicable, the life of the lease, whichever is shorter. Betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases.

   Annuity contract:

   The Company is the owner and beneficiary of an annuity contract purchased in November 2003 for purchase payments aggregating $1,065. The annuity contract is carried at contract value which is equivalent to the amount invested in the contract plus accumulated earnings, less an insurance charge on the life of the annuitant who is an officer of the Company. Withdrawals under the contract may be made at any time and are payable to the Company.

   Goodwill:

   Goodwill consists of the excess of cost of the Company's investments in certain subsidiaries over the fair value of net assets acquired. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS
   No. 142 was effective for fiscal years beginning after December 15, 2001; however, the Company elected to adopt this standard as of the beginning of its fiscal year ended August 31, 2002. During fiscal years ended in 2004, 2003 and 2002, the Company has performed the required impairment tests and has determined that there is no impairment of the Company's goodwill.

   Income taxes:

   Deferred tax assets and liabilities are determined based on the estimated future tax effects of net operating loss carryforwards and temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax assets and liabilities.

   Deferred lease and other intangible costs:

   Deferred lease costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease.

   Deferred rent and allowances:

   Pursuant to certain of the Company's leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and work allowances granted by the landlord. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases reduced by work allowances granted, on a straight-line basis, over the respective lease term. Accordingly, the Company has recorded deferred rent and allowances of $3,809 and $3,976 at August 28, 2004 and August 30, 2003, respectively.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)

(2)  Summary of Significant Accounting Policies  (continued)

   Revenue recognition:

   Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Sales are made on either a non-financed or financed basis (see Note 4). A minimum deposit of 50% is typically required upon placing a non-financed sales order with the balance payable upon delivery.

   Commencing June 23, 2002, and prior to May 27, 2001, a subsidiary of the Private Company assumed all performance obligations and risks of any loss under the lifetime protection plans and accordingly, the Company recognized revenue from the sale of service contracts related to the plans during such periods at the time of sale to the customer. During the period from May 27, 2001 through June 22, 2002, as part of the Interim Operating Agreement entered into with the Private Company, the Company agreed to assume the responsibility and risk of loss under the plans for sales of service contracts during such period and accordingly, revenue from sales of the service contracts was deferred and amortized into income in proportion to the costs expected to be incurred in performing services under the plans. (See last paragraph Note 3 - Interim Operating Agreement.)

   Warehousing and management fee income from the Private Company is recognized when earned.

   Per share data:

   Basic net loss per common share is computed by dividing the net loss increased by accumulated preferred stock dividends on the Series B preferred stock of $20 and $20 for the fiscal years ended in 2004 and 2003, respectively, by the weighted average number of shares of common stock outstanding during each year.
   Basic net income per common share for fiscal 2002 is computed by dividing net income reduced by accumulated preferred stock dividends on the Series B preferred stock of $9, by the weighted average number of shares of common stock outstanding during the year plus common shares issuable upon conversion of the Series A participating preferred stock. Such per share amount has been restated from the amount previously reported which was based on the weighted average number of common stock outstanding during the year. Diluted income per share for fiscal 2002 is based on the number of common shares used in the basic computation increased by common shares issuable upon exercise of dilutive stock options utilizing the treasury stock method. Potentially dilutive shares, 4,403,444 in fiscal 2004 and 4,381,941 in fiscal 2003, related to exercise of stock options and conversion of preferred stock were excluded from the diluted loss per share calculation, because their effects would have been anti-dilutive. For fiscal 2002, options for 603,333 shares, which were anti-dilutive, were not included in the calculation of diluted income per share.

   Advertising:

   The Company advertises in newspapers, on the radio and on television. Advertising costs are expensed as incurred and are included in selling, general and administrative expense.
   Advertising expense for the years ended August 28, 2004, August 30, 2003 and August 31, 2002 aggregated $14,424, $13,384 and $14,103, respectively, net of amounts charged to the Private Company and Unconsolidated Licensees (see Note 3).

   Shipping and handling costs:

   Shipping and handling costs are included in cost of sales.
   Delivery fees paid by customers are included in revenue.

   Pre-opening costs:

   Costs incurred in connection with the opening of stores are expensed as incurred.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)


(2)  Summary of Significant Accounting Policies  (continued)

   Warranties:

   Estimated warranty costs are expensed in the same period that sales are recognized.

   Concentration of risks:

   The receivable from the Private Company as of August 28, 2004, represents current charges aggregating $3,288, principally for merchandise transfers, warehousing services and advertising costs, which are payable within 85 days of the end of the month in which the transactions originate. Such amount has been fully paid subsequent to the balance sheet date. In addition to the above, the receivables from the Private Company include $4,722, representing unpaid amounts from fiscal 1996 and prior years, which are in dispute and have been fully reserved for in the accompanying financial statements. As explained in Note 3, as part of a proposed settlement, the disputed balance will be settled by the Private Company executing notes to the Company in the aggregate principal amount of $2,400 payable over a three- to five-year period. The Company intends to maintain a reserve for the full amount of the notes and record income as collections are received.

   The Company primarily purchased inventory from three suppliers under normal or extended trade terms amounting to 42%, 25% and 14% of inventory purchases during fiscal year 2004, and from two suppliers amounting to 60% and 33% of inventory purchases during fiscal year 2003, and 67% and 28% of inventory purchases during fiscal year 2002.

   The Company utilizes many local banks as depositories for cash receipts received at its showrooms. Such funds are transferred daily to a concentration account maintained at one commercial bank. As of August 28, 2004 and August 30, 2003, amounts on deposit with three banks totaled 55% and 63% of total cash and cash equivalents, respectively.

   Stock options:

   The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of SFAS
   No. 123, "Accounting for Stock-Based Compensation", and SFAS
   No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant (see Note 8).

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)


(2)  Summary of Significant Accounting Policies  (continued)

   Stock options:  (continued)

   The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                    Year Ended
                                       August 28,   August 30,   August 31,
                                         2004          2003         2002

    Net (loss) income, as reported     $(4,142)      $(3,377)     $10,919

    Deduct:  total stock-based
    employee compensation
    expense determined under the
    fair value based
    method, net of related tax
    effects                                536           478          156

    Pro forma net (loss) income        $(4,678)      $(3,855)     $10,835

    Basic income (loss) per share:
    As reported                         $(0.73)       $(0.60)       $1.54

    Pro forma                           $(0.82)       $(0.69)       $1.52

    Diluted income (loss) per share:
    As reported                         $(0.73)       $(0.60)       $1.50

    Pro forma                           $(0.82)       $(0.69)       $1.48

   The fair value of options granted during fiscal 2003 is estimated using the Black-Scholes option-pricing model with a weighted average volatility of 49.4%, expected life of options of five years, weighted average risk-free interest rate of 3.12% and a dividend yield of 0%. The weighted average fair value of options granted during fiscal 2003 was $1.80. No options were granted during fiscal years ended 2004 and 2002.

   Fair value of financial instruments:

   The carrying amount of the investment in an annuity contract approximates fair value. Financial instruments also include accounts receivable, accounts payable and customer deposits. The carrying amount of these instruments approximates fair value due to their short-term nature.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)

(3)  Agreements and Transactions With Private Company

   Interim operating agreement:

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

     Pursuant to a Warehousing Agreement, the Company will be obligated to provide warehouse services to the Private Company of substantially the type and quality the Private Company provided to the Company. During each of the first five years of the agreement, the Company will receive a warehousing fee of 2.5% on the net sales price of goods sold by the Private Company up to $27,640 of net delivered sales and 5% on net delivered sales over $27,640. After five years, the Company will receive a warehousing fee of 7.5% of all net delivered sales by the Private Company. In addition, during the full term of the agreement, the Company will receive a fee based on fabric protection and warranty services sold by the Private Company at the rate the Company was being charged, subject to increase for documented cost increases. For the fiscal years ended August 28, 2004, August 30, 2003 and August 31, 2002, respectively, charges (included in net sales) to the Private Company for warehousing fees amounted to $634, $597 and $673, based on net delivered sales and $736, $579 and $603, based on sales of fabric protection and warranty services.

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)

(3)  Agreements and Transactions With Private Company  (continued)

   Interim operating agreement:  (continued)

     The Company has previously granted the Private Company a perpetual, royalty-free license to use and to sublicense and franchise the use of trademarks in the State of New York. The license is exclusive in such territory, subject to certain exceptions. Under a Management Agreement and License, the Company will be responsible for managing the sales of the Private Company's stores so that the stores will be substantially the same as the Company's own stores, provided the Private Company is not obligated to spend more than $25 per store or $100 in any 12-month period on maintenance and improvements to its stores. For the "initial period," which commenced January 1, 2002 and ended August 30, 2003, the Private Company was required to pay to the Company an amount equal to 48% of the total of the amount by which the Private Company's net delivered sales exceed $45,358.
     If during any annual period commencing on August 31, 2003, the Private Company's net delivered sales exceed $27,640 but do not surpass $29,640, then the Private Company will pay to the Company an amount equal to ten percent (10%) of such excess and if the Private Company's net delivered sales exceed $29,640, the Private Company must pay to the Company 48% of any excess over $29,640.
     The Company will record management fee income if and when the sales thresholds are met. During fiscal year ended August 28, 2004 and the initial period ended August 30, 2003, no such management fees were earned. The Company will also have the right to open an unlimited number of stores in New York in exchange for a royalty to the Private Company of $400 per year, which will also cover the stores previously opened in New York, provided however, that on November 18, 2004, the Management Agreement and License pursuant to which the Company is required to make such royalty payments to the Private Company was amended such that the Private Company has agreed to waive its rights to receive from the Company such annual royalty payment during the period commencing January 1, 2005 through the date on which court approval of settlement agreements is granted. For the fiscal years ended August 28, 2004, August 30, 2003, and August 31, 2002 the Company paid the Private Company a royalty of $400 each year.

     Because the Company may negatively impact the Private Company's sales by opening additional stores within the State of New York and because the Company will be managing the Private Company's stores, the Company agreed to pay the Private Company 10% of the amount by which their net delivered sales for the period
     January 1, 2002 through August 30, 2003 and for any 12-month period commencing August 31, 2003 are below $45,358 and $27,640 respectively, provided that if such net delivered sales fall below $42,667 and $26,000, the Company will pay the Private Company 15% of such shortfall amount. However, such amounts together with amounts the Company may pay for advertising if the Private Company's net delivered sales drop below $45,358 and $27,640 as described below, shall not, in the aggregate, exceed $4,500 for the initial period or $2,700 in any 12-month period thereafter. As Private Company sales did not meet the threshold amount, the Company paid $277 to the Private Company for the 12-month period ended August 28, 2004 and $221 during the initial period ended August 30, 2003. On November 18, 2004, the Management Agreement and License pursuant to which the Company is required to make such payments to the Private Company was amended such that the Private Company has agreed to waive its rights to receive the payments described above during the period commencing January 1, 2005 through August 31, 2007. This waiver also covers any payments during such period in the event that the settlement agreements are approved by the court and become effective during such period. Messrs. Greenfield and Seidner, officers, directors and principal stockholders of the Company, had agreed to be responsible for up to an aggregate of $300 of amounts due under these provisions in each year. The agreement with Messrs. Greenfield and Seidner was terminated effective July 16, 2003 and they were not required to pay a contribution of $188 for the year ended August 30, 2003. For fiscal year 2003, the Company recorded $188 of compensation expense and a corresponding increase to additional paid-in capital representing the benefit received by Messrs. Greenfield and Seidner as a result of the termination of the agreement.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)

(3) Agreements and Transactions With Private Company  (continued)

   Interim operating agreement:  (continued)

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

     The Private Company is to contribute $126 per month to advertising (compared with $150 per month previously contributed), provided that such amount is to be reduced by the lesser of $80 or 1% of the Company's sales in New York (other than sales of leather furniture and sales from six stores in New York which the Company has owned for many years). In addition, subject to certain exceptions, if the Private Company's sales for the initial period ended August 30, 2003 were less than $45,358 and are less than $27,640 in any subsequent 12-month period commencing August 31, 2003, the Company will pay the Private Company (or reduce the advertising payment the Private Company owes the Company by) an amount equal to 50% of the amount by which its sales are below such amounts provided that such amount plus any payments of the 10-15% with respect to sales shortfalls as described above, had not exceeded $4,500 (for the initial period) or will not exceed $2,700 (any 12-month period) in the aggregate. For the fiscal years ended August 28, 2004, August 30, 2003 and August 31, 2002, contributions from the Private Company for advertising under the Interim Operating Agreement, which reduced selling, general and administrative expenses, amounted to $1,465, $1,468 and $1,470, respectively.
     In addition, as the Private Company's sales did not meet the threshold amount during the fiscal year ended August 28, 2004 and during the initial period ended August 30, 2003, the Company was required to pay $924 and $1,105 to the Private Company which was charged to selling, general and administrative expenses for the fiscal years ended August 28, 2004 and August 30, 2003, respectively. On November 18, 2004, the Management Agreement and License pursuant to which the Company is required to make such payments to the Private Company was amended such that the Private Company has agreed to waive its rights to receive the payments described above during the period commencing January 1, 2005 through August 31, 2007. This waiver also covers any payments during such period in the event that the settlement agreements are approved by the court and become effective during such period.

     The Management Agreement and License expires in 2049 and may be terminated by an arbitrator for material breach. The Management Agreement also terminates upon purchase by the Company of the Private Company's stores pursuant to the Option Agreement described below. If terminated for a reason other than a purchase, the Company would be unable to sell furniture other than leather furniture in New York, except in certain counties and, accordingly, would have to either sell the Company's Jennifer Convertibles stores to the Private Company, close them or convert them to Jennifer Leather stores. In addition, in case of such termination the Company would have to make up certain shortfalls, if any, in the Private Company sales in cash or by delivery of stores in New York meeting certain sales volume requirements.

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)




(3) Agreements and Transactions with Private Company  (continued)

   Interim operating agreement:  (continued)

     Pursuant to an Option Agreement, the Company will receive the option to purchase the assets relating to the Private Company's stores for a period of 10 years beginning on the tenth anniversary of entering into the definitive agreements at a purchase price starting at $8,125, and decreasing over the term of the option, plus the assumption of approximately $5,000 principal amount of notes due to Messers. Greenfield and Seidner, and declining over the term of the option.

     A monitoring committee was set up to review, on an on-going basis, the relationships between the Private Company and the Company in order to avoid potential conflicts of interest between the parties. The monitoring committee will remain in effect for five years after the approval of the settlement by the court.

     Effective June 23, 2002, the Company amended the warehouse agreement with the Private Company whereby the Private Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Private Company on and after such date through August 28, 2004 (extended to August 27, 2005) and assumed all performance obligations and risk of loss thereunder. The Company has no obligation with respect to such plans. The Private Company is entitled to receive a monthly payment of $50, payable by the Company 85 days after the end of the month, subject to an adjustment based on the volume of annual sales of the plans. The Company retains any remaining revenue from the sales of the plans. Payments to the Private Company amounted to $550, $450 and $500 for the fiscal years ended in 2004, 2003 and 2002, respectively. In addition, for a payment of $400 by the Company, the Private Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Private Company prior to June 23, 2002. Accordingly, the Company has no obligations for any claims filed after June 23, 2002. As a result thereof, in the fourth quarter of its fiscal year ended August 31, 2002, the Company reversed into income $7,404 (included in revenue from service contracts) representing the remaining balance of deferred revenue related to the fabric protection plans together with $167 representing the remaining balance of the liability for warranty costs related to sales made prior to May 27, 2001, reduced by the $400 payment to the Private Company.

   Transactions with the Private Company:

   The Company purchased merchandise for itself, the LPs, the Unconsolidated Licensees and the Private Company. During the fiscal years ended August 28, 2004, August 30, 2003 and August 31, 2002, approximately $10,978, $10,232 and $11,537, respectively, of inventory at cost was purchased by the Private Company and the Unconsolidated Licensees through the Company. These transactions are not reflected in the consolidated statements of operations of the Company and do not impact the Company's earnings. The Company receives the benefit of any vendor discounts and allowances in respect of merchandise purchased by the Company on behalf of the LPs and certain other licensees. The Private Company receives the benefit of any discounts refunded or credited by suppliers in respect of merchandise purchased by the Private Company through the Company. The Company generally maintains title to inventory purchased on behalf of the Private Company until the Private Company sells it and the Company is solely responsible for payment to the merchandise vendors.

   The Company is entitled to royalty income from two stores owned by the Private Company and one store owned by an Unconsolidated Licensee that is managed by the Private Company. Royalty income from the three stores amounted to $110, $105 and $121 for the fiscal years ended in 2004, 2003, and 2002, respectively. Such amounts are included in net sales in the consolidated statements of operations.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)


(3)  Agreements and Transactions with Private Company  (continued)

   Transactions with the Private Company:  (continued)

   Included in the consolidated statements of operations are the following amounts charged by and to the Private Company:

                                                  Increase (Decrease)
                                                       Year Ended
                                           August 28,   August 30,   August 31,
                                             2004           2003        2002

    Net sales:
    Royalty income                          $   11        $  105      $  121
    Warehouse fees                           1,370         1,176       1,276
    Delivery charges                         2,367         1,746       1,833

       Total charged to the Private
         Company                            $3,847        $3,027      $3,230

    Revenue from service contracts:
      Fabric protection fees charged by
        the Private Company                  $(550)        $(450)      $(500)

    Selling, general and administrative
    expenses:
      Administrative fees paid by the
        Private Company                       $(27)          -            -
      Advertising reimbursement paid by
        the Private Company                $(1,465)      $(1,468)    $(1,470)
      Royalty expense paid to the Private
        Company (a)                            400           400         400
      Expense related to shortfall
        payments charged by the
        Private Company (a)                  1,201         1,326          -

       Net charged by (to) the Private
         Company                              $109         $ 258     $(1,070)

     (a) Effective January 1, 2005, the Private Company waived its rights to receive shortfall payments through August 31, 2007 and royalties through the date of court approval of the settlement agreements.

(4)  Sales of Receivables

   The Company finances sales and sells financed receivables on a non-recourse basis to a finance company. The Company does not retain any interests in or service the sold receivables. The selling price of the receivables represents the amount due from the customer less a fee. Fees paid to the finance company, which amounted to $207, $2,633, and $2,805 for the fiscal years ended August 28, 2004, August 30, 2003 and August 31, 2002, respectively, are included in selling, general and administrative expenses. Proceeds received from the sale of the receivables amounted to $27,076, $43,111, and $53,093, for the fiscal years ended August 28, 2004, August 30, 2003 and August 31, 2002, respectively. The decrease in the fees paid to the finance company and the proceeds received from the sale of receivables in fiscal 2004 is due to the decrease in private label card sales. Accounts receivable in the accompanying balance sheets represent amounts due from the finance company for certain sales made in August of each year.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)

(5)  Store Fixtures, Equipment and Leasehold Improvements

   Store fixtures, equipment and leasehold improvements consist of the following:

                                                                 Estimated
                                     August 28,   August 30,    Useful Lives
                                       2004         2003         (in Years)

    Store fixtures and furniture     $5,631        $5,699         5 to 10
    Leasehold improvements            9,125         8,872         1 to 15
    Computer equipment and
      software                        1,787         1,769         3 to 10

                                     16,543        16,340
    Less accumulated depreciation
      and amortization              (13,511)      (12,486)

                                     $3,032        $3,854


(6)  Transactions with Klaussner

   The Company and Klaussner Furniture Industries Inc. ("Klaussner"), the Company's largest supplier and the owner of the outstanding shares of the Company's Series A convertible preferred stock, executed a Credit and Security Agreement in March 1996 that effectively extended the payment terms for merchandise shipped from 60 days to 81 days and provided Klaussner with a security interest in all the Company's assets, including accounts receivable, inventory, store fixtures and equipment, as well as the assignment of leaseholds, trademarks and a license agreement to operate the Company's business in the event of default and non-payment. The Company agreed to pay Klaussner a late payment fee of .67% per month times the sum of all invoices outstanding for more than 60 days at each month-end. In May 2003, the Company executed a Termination Agreement and Release whereby Klaussner released the liens on the Company's assets. As of August 28, 2004 and August 30, 2003, the Company owed Klaussner $4,483 and $8,399, respectively. The Company purchased approximately 42% (2004), 60%
   (2003) and 67% (2002) of its inventory from Klaussner.

   Purchase allowances of $836 (2004), $1,162 (2003) and $1,447
   (2002) were obtained from Klaussner, which reduced cost of sales.

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

   On December 8, 1999, Klaussner granted to the Company's Chief Executive Officer an option to purchase 2,106 shares of preferred stock owned by Klaussner. Such shares are convertible into 300,000 shares of the Company's common stock. The exercise price of the option is $5.00 per share of such underlying common stock. The option expired on August 31, 2004.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)

(7)  Income Taxes

   Components of income tax (benefit) expense are as follows:

                                     Year Ended
                        August 28,   August 30,   August 31,
                           2004         2003         2002

    Current:
      Federal              $(314)      $(214)         $527
      State                  170         181           517

    Deferred:
      Federal                985(b)     (418)       (1,581)(a)
      State                  132(b)     (115)         (156)(a)

                            $973       $(566)        $(693)

    (a) Includes reduction of beginning of the year balance of the valuation allowance for the deferred tax asset of $1,380 federal and $137 state in 2002.

    (b) Represents increase in valuation allowance related to the beginning of the year deferred tax asset balance.

      Expected tax (benefit) expense based on the statutory rate is reconciled with actual tax (benefit) expense as follows:

                                                  Year Ended
                                     August 28,   August 30,    August 31,
                                      2004           2003          2002

"Expected" tax (benefit) expense
                                     (34.0)%        (34.0)%        34.0 %
Increase (reduction) in taxes
  resulting from:
State and local income tax, net of
  federal income tax effect            3.5 %          1.1 %         3.1 %
Non-deductible items                   1.7 %          1.6 %         0.3 %
Other                                 (1.8)%         (5.2)%         2.3 %
Utilization of net operating loss
  carryforwards and benefit from
  reversal of (net of originating),
  deductible temporary differences     0.0 %         (8.1)%       (28.5)%
Reduction of valuation allowance to
  recognize estimated future year
  benefit of carryforward and
  deductible temporary differences     0.0 %          0.0 %       (17.9)%
Increase in valuation allowance       61.3 %         30.1 %         0.0 %

Actual tax expense (benefit)          30.7 %        (14.5)%        (6.7)%

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)


(7)  Income Taxes  (continued)

   The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                               Year Ended
                                          August 28,   August 30,
                                              2004        2003
     Deferred tax assets:
      Net operating loss carryforward        $2,323      $1,519
      Reserve for loans and advances          1,818       1,818
      Deferred rent expense                   1,466       1,536

      Excess of tax over book basis of
        leasehold improvements                1,921       1,728
      Inventory capitalization                  253         236
      Other expenses for financial
        reporting, not yet deductible
        for taxes                               244         424

           Total deferred tax assets,
             before valuation allowance       8,025       7,261
      Less valuation allowance               (6,093)     (4,149)

         Total deferred tax assets            1,932       3,112

     Deferred tax liabilities:
       Excess of book over tax basis of
         store fixtures and equipment           155         217

     Net deferred tax asset                  $1,777     $ 2,895

   As of August 28, 2004, the Company has a net operating loss carryforward of $5,331 which expires in 2023 and 2024. Such amount includes a net operating loss incurred during the year ended August 30, 2003 which the Company elected not to carryback.

   A valuation allowance has been established to offset a portion of the deferred tax asset to the extent the Company has not determined that it is more likely than not that the future tax benefits will be realized. During the years ended August 28, 2004, and August 30, 2003, the valuation allowance increased by $1,944, and $1,181 respectively. The increase in the valuation allowance in fiscal year 2004 includes $1,117 related to the beginning of the year balances resulting from a change in judgment about the realization of tax benefits in future years due to losses incurred by the Company in fiscal 2004. During the year ended August 31, 2002 the valuation allowance decreased by $5,211. The reduction of the valuation allowance includes a reduction of $1,517 of the beginning of the year balances resulting from a change in judgment about the realization of tax benefits in future years due to the Company's operating profits and its anticipation of future taxable income.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)


(8)  Stock Option Plans

   At the Company's annual meeting of stockholders, which was held on September 9, 2003, the 2003 Stock Option Plan was adopted, under which 700,000 common shares were reserved for issuance for grants of incentive and non-qualified options to selected employees, officers, directors, agents, consultants and independent contractors of the Company. The exercise price with respect to qualified incentive options may not be less than 100% of the fair market value of the common stock at the date of grant. As of August 28, 2004, no options have been granted under the 1997 Plan. Outstanding stock options represent options granted under plans, which have expired plus options granted outside plans pursuant to individual stock option agreements.

   Additional information with respect to outstanding stock options is as follows:

                                                Options        Exercisable Options
                                                     Weighted               Weighted
                                                      Average                Average
                                                     Exercise                Exercise
                                             Number    Price    Number        Price
                                               of       Per       of           Per
                                             Shares    Share    Shares        Share

     Outstanding at August 25, 2001        2,191,777   $2.99   1,225,349     $2.89
     Expired                                 (40,000)   8.38
     Canceled                                 (7,500)   2.00

     Outstanding at August 31, 2002        2,144,277    2.89   1,610,773     $2.81
     Granted                                 844,500    3.89
     Exercised                                (9,000)   2.00
     Expired                                 (35,000)  13.13
     Canceled                                 (6,000)   2.00

     Outstanding at August 30, 2003        2,938,777    3.06   1,894,699     $2.65
     Granted                                       0
     Exercised                                     0
     Expired                                       0
     Canceled                                      0

     Outstanding at August 28, 2004        2,938,777   $3.06   2,375,777     $2.87

   The options granted in fiscal year 2003 were outside the stock option plans.

   As of August 28, 2004, the weighted average remaining contractual life of the outstanding options was 5.69 years.

   As of the grant date of the options granted in 2003, the Company's outstanding common stock and other convertible securities exceeded the 10,000,000 shares of common stock, which were authorized. Accordingly, for financial reporting purposes, 94,999 options are deemed to be granted effective September 9, 2003, the date the stockholders approved an increase in the authorized common shares to 12,000,000. At such date, the quoted market price of the Company's stock exceeded the option price.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)



   (9)  Commitments and Other

   Leases:

   The Company and LPs lease retail store locations under operating leases for varying periods through 2017, which are generally renewable at the option of the lessee. Certain leases contain provisions for additional rental payments based on increases in certain indexes. Future minimum lease payments for all non-cancelable leases with initial terms of one year or more consisted of the following at August 28, 2004:

          Year Ending
            August

           2005                    $17,342
           2006                     16,015
           2007                     14,769
           2008                     12,613
           2009                      9,248
           2010 and thereafter      18,350

                                   $88,337

   Rental expense for all operating leases amounted to approximately $22,414, $20,199 and $18,305, net of sublease income of $161, $150 and $225, for the years ended August 28, 2004, August 30, 2003 and August 31, 2002, respectively. In addition, the Company paid rent of $1,127, $965 and $983 for the years ended August 28, 2004, August 30, 2003 and August 31, 2002, respectively, in connection with bearing the expenses of operating warehouses under the Interim Operating Agreement with the Private Company (see Note 3).

   Letter of credit:

   In February 2004, the Company entered into a standby letter of credit in the amount of $110, as required by the Company's new workers' compensation insurance provider. The Company has purchased a certificate of deposit for the same amount from a financial institution as collateral for the letter of credit and has classified the certificate as restricted cash.

   Certain limited partnership agreements:

   In 1992, the Company entered into three additional Limited Partnership Agreements (the "Agreements"), which required the limited partners to invest $1,000 in each partnership. The Agreements called for the opening of 25 Jennifer Convertible stores in each partnership. Under the terms of the Agreements, the Company was to receive a fee of $10 per store, plus a royalty of 5% of the partnership's sales. The Company has recorded the operating losses of the LPs in excess of the limited partners' capital contributions in the consolidated statements of operations (see Note 1). As part of the Agreements, the Company received options to purchase the limited partners' interest commencing January 1999 at a price of five times the partnership's earnings before income taxes for the prior year, as set forth in the Agreements.

   On December 31, 1996, the Private Company acquired the limited partners' interests in these partnerships. Subject to court approval of the settlement agreements described in Note 3, the Company will acquire such interests from the Private Company at no cost and the Company will wholly own the LPs.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)


(9)  Commitments and Other  (continued)

   Certain related party transactions:

   The Company incurred approximately $154, $154, and $156 of legal fees payable to a director (and stockholder) of the Company in the fiscal years ended in 2004, 2003, and 2002, respectively.

   For fiscal years 2004 and 2003, the Company paid $52 and $22, respectively, in rent for a month-to-month lease for a retail store to the father of an officer, director and stockholder of the Company.

   For fiscal years 2004 and 2003, the Company paid $421 and $333, respectively, for furniture repair service contracts entered into with companies owned by employees of the Company.

   Employment agreements:

   On August 15, 1999, the Chief Executive Officer of the Company entered into a five-year renewable employment agreement, which provides for a base salary of $400 per annum, subject to certain cost of living increases, and bonuses based on earnings and revenues.

   On August 15, 1999, the President, Chief Financial Officer and
   Chief Operating Officer of the Company entered into a five-year renewable employment agreement which provides for a base salary of $400 per annum for the first three years and $500 per annum thereafter, subject to certain cost-of-living increases and bonuses based on earnings and revenues.

   Accrued expenses and other current liabilities:

   The components of accrued expenses and other current liabilities are:

                                        Year Ended
                                 August 28,      August 30,
                                    2004            2003

      Advertising                   $553           $1,307
      Payroll and bonuses            455              411
      Accounting                     215                2
      Warehouse expenses             133               81
      Litigation settlement costs    253              279
      Sales tax                      509              527
      Warranty                       386              554
      Freight                        358              169
      Other                          847              805

                                  $3,709           $4,135

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)


(9)  Commitments and Other (continued)

   Warranties:

   The aggregate changes in the liability for accruals relating to the product warranties issued during the fiscal years ended 2004 and 2003 are as follows:

                                                  Year Ended
                                             August 28, August 30,
                                                2004      2003

      Warranty payable at beginning of year     $554      $576
      Amount paid during fiscal year           ( 760)     (854)
      Amount expensed during fiscal year         592       832

      Warranty payable at end of year           $386      $554
      year

   Amendment of certificate of incorporation:

   On September 9, 2003, after shareholder approval, the Company amended its certificate of incorporation to increase the authorized common stock to 12,000,000 shares.


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

   On November 30, 1998, the court approved the settlement of class action litigation. The settlement provided for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7,000 in cash and preferred stock having a value of $370. The cash portion of the settlement was funded entirely by insurance company proceeds. The Company issued 26,664 shares of Series B preferred stock, convertible into 18,664 shares of the Company's common stock, and in November 2003 issued an additional 30,717 shares of Series B preferred stock, convertible into 21,501 shares of the Company's common stock based on valid proofs of claims actually filed. These shares are non-voting, have a liquidation preference of $5.00 per share ($287) and accrue dividends at the rate of $.35 per share per annum. In June 2003, the Company paid accrued dividends through April 30, 2003 amounting to $88 including $17 of dividends applicable to shares to be issued in November 2003. Accumulated unpaid dividends for the period May 1, 2003 through August 28, 2004 amounted to $27. The preferred stock is convertible at the option of the Company at any time after the common stock trades at a price of at least $7.00 per share.

   As described in Note 3, in July 2001 the Company entered into settlement agreements as to the derivative litigation, subject to court approval of such settlement and certain other conditions. Accrued expenses in the accompanying balance sheet at August 28, 2004 includes $151 for estimated remaining settlement costs in connection with the derivative litigation accrued in a prior year.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)


(10) Litigation  (continued)

   The Company is also subject to other litigation including a claim for $10,000 for assault and battery, conversion of identity, defamation, consumer fraud, and infliction of emotional distress, and another claim for unspecified damages for sexual harassment, discrimination, retaliation, mental infliction of emotional stress, false imprisonment and collateral claims. The matters are in early stages and the Company denies liability and does not believe that these matters will have significant impact on its financial position or results of operations.

   On April 5, 2004, the Attorney General of the State of New York filed a motion for contempt under New York law in the Supreme Court of the State of New York, County of Albany, alleging non-compliance with an order of the Attorney General's Office obtained in 1998 which enjoined the Company from engaging in certain alleged deceptive business practices. In the motion, the Attorney General sought a court order holding the Company in civil and criminal contempt for violations of the 1998 order and a fine in the amount of $5 per day for each day it has allegedly disobeyed the 1998 order and certain other fees, as well as an unspecified amount of monetary damages to the petitioners. On July 8, 2004, the Company and the State of New York reached an agreement to settle the suit for a total of $277, which covers fines, penalties, legal and administrative costs. The Company has paid $37 and accrued $102 for this litigation as of August 28, 2004 representing its half of a proposed settlement, with the other half to be paid by the Private Company.


(11) Quarterly Results of Operations (Unaudited)

   The following is a summary of the quarterly results of operations for the years ended August 28, 2004, and August 30, 2003:

                                                 Thirteen Weeks Ended
                                 November 29, February 28, May 29,  August 28,
                                     2003        2004        2004      2004

      Revenue:
       Net sales                    $31,771    $30,276     $32,698   $30,639
       Revenue from service
         contracts                    2,244      2,143       2,323     2,076

                                     34,015     32,419      35,021    32,715

      Cost of sales, including store
        occupancy, warehousing,
        delivery, and service costs  23,814     23,792      24,032    23,727
      Operating income (loss)        (1,686)    (1,117)      1,294    (1,988)
      Interest income                    27         22          19        43
      Interest expense                    0          2           1         0
      Income (loss) before
        income taxes                 (1,659)    (1,097)      1,312    (1,725)
      Income tax expense (benefit)       32         30          29       882(a)
      Net income (loss)             $(1,691)   $(1,127)     $1,283   $(2,607)
      Basic income (loss) per share  ($0.30)    ($0.20)      $0.18(b) ($0.46)
      Diluted income (loss) per
        share                        ($0.30)    ($0.20)      $0.17    ($0.46)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands, except for share amounts)

(11) Quarterly Results of Operations (Unaudited)  (continued)

                                        Thirteen Weeks Ended
                              November 30,    March 1,    May 31,  August 30,
                                 2002           2003       2003      2003

      Revenue:
      Net sales                 $34,865       $27,570    $28,061    $28,081
      Revenue  from service
        contracts                 2,210         1,825      2,061      1,904

                                 37,075        29,395     30,122     29,985

      Cost of sales, including
        store occupancy,
        warehousing, delivery,
        and service costs        24,555        20,145     20,810     21,551
      Operating income (loss)       556        (1,047)    (1,466)    (2,111)
      Interest income                41            42         29         24
      Interest expense                0             0          4          7
      Income (loss) before
        income taxes                597        (1,005)    (1,441)    (2,094)
      Income tax expense
        (benefit)                    94          (184)       (61)      (415)
      Net income (loss)           $ 503         $(821)   $(1,380)   $(1,679)
      Basic income (loss) per
        share                     $0.07(b)     ($0.14)    ($0.24)     ($.31)
      Diluted income (loss)
        per share                 $0.06        ($0.14)    ($0.24)     ($.31)


(a) Includes $1,117 ($0.20 per share) increase in valuation allowance related to the beginning of the year deferred tax asset balance (see Note 7).

(b) Restated to include common shares issuable on conversion of Series A participating preferred stock (see Note 2-Per Share Data).