Form 10-Q
period 2004-11-27
JENNIFER CONVERTIBLES INC
filed 2005-01-11
CIK 806817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D C.  20549
                            FORM 10-Q

     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended November 27, 2004

                               or

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

                                Yes              No     X

As of January 7, 2005 5,763,058 shares of the issuer's common stock, par value $.01, were outstanding.

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                              Index
Part I - Financial Information

     Item 1. - Financial Statements (Unaudited)

     Consolidated Balance Sheets at November 27, 2004
     (Unaudited) and August 28, 2004                                2

     Consolidated Statements of Operations
     (Unaudited) for the thirteen weeks ended
     November 27, 2004 and November 29, 2003                        3

     Consolidated Statements of Cash Flows
     (Unaudited) for the thirteen weeks ended
     November 27, 2004 and November 29, 2003                        4

     Notes to Unaudited Consolidated Financial Statements           5

     Item 2. - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                           11

     Item 3. - Quantitative and Qualitative Disclosures About
     Market Risk                                                   14

     Item 4. - Controls and Procedures                             14

Part II - Other Information                                        15

     Item 1. - Legal Proceedings                                   15
     Item 2. - Changes in Securities and Use of Proceeds           15
     Item 3. - Defaults Upon Senior Securities                     15
     Item 4. - Submission of Matters to a Vote of Security
     Holders                                                       15
     Item 5. - Other Information                                   15
     Item 6. - Exhibits                                            15

Signatures                                                         16

Exhibit Index                                                      17
Certification of Chief Executive Officer                           18
Certification of Chief Financial Officer                           19
Certification of Chief Executive Officer                           20
Certification of Chief Financial Officer                           21

     JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

             Consolidated Balance Sheets
         (In thousands, except share data)
                  ASSETS
                                                 November 27,  August 28,
                                                     2004          2004
Current assets:
  Cash and cash equivalents                          $6,390     $ 3,294
  Restricted cash                                       110         110
  Accounts receivable                                 1,179         935
  Merchandise inventories, net                       13,653      14,044
  Due from Private Company, net of
    reserves of $4,722 at November 27, 2004
    and August 28, 2004                               3,818       3,288
  Federal income tax refund receivable                  314         314
  Deferred tax asset                                  1,172       1,172
  Prepaid expenses and other current assets             858       1,195
     Total current assets                            27,494      24,352

Store fixtures, equipment and leasehold
  improvements, at cost, net                          2,694       3,032
Annuity contract                                      1,096       1,088
Deferred lease costs and other intangibles, net          37          42
Goodwill                                              1,796       1,796
Other assets (primarily security deposits)              608         607
Deferred tax asset                                      605         605

                                                    $34,330     $31,522

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                           $16,177     $12,812
  Customer deposits                                   8,529       7,878
  Accrued expenses and other current liabilities      4,857       3,709
  Due to Private Company                                550         500
  Deferred rent and allowances - current portion        488         489
     Total current liabilities                       30,601      25,388

Deferred rent and allowances, net of
  current portion                                     3,280       3,320
     Total liabilities
                                                     33,881      28,708

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, par value $.01 per share
    Authorized 1,000,000 shares
    Series A Convertible Preferred-10,000
    shares issued and outstanding at November 27,
    2004 and August 28, 2004
    (liquidation preference $5,000)
    Series B Convertible Preferred-57,381
    shares issued and outstanding at November
    27, 2004 and August 28, 2004
    (liquidation preference $287)                         1           1
  Common stock, par value $.01 per share
    Authorized 12,000,000 shares at
    November 27, 2004 and August 28, 2004;
    issued and outstanding 5,763,058 shares at
    November 27, 2004 and 5,713,058 shares
    at August 28, 2004                                   57          57
  Additional paid-in capital                         27,828      27,728
  Accumulated deficit                               (27,437)    (24,972)

                                                        449       2,814

                                                    $34,330     $31,522

See Notes to Consolidated Financial Statements.

  JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

     Consolidated Statements of Operations
       (In thousands, except share data)

                                                     Thirteen Weeks ended
                                                  November 27,  November 29,
                                                       2004          2003
  Revenue:
    Net sales                                        $29,639       $31,502
    Revenue from service contracts                     2,021         2,222
                                                      31,660        33,724

  Cost of sales, including store occupancy,
    warehousing, delivery and service costs           22,787        23,740

  Selling, general and administrative expenses        10,729        11,306

  Depreciation and amortization                          400           448
                                                      33,916        35,494

  Loss from operations                                (2,256)       (1,770)

  Interest income                                         23            27

  Loss from continuing operations before
    income taxes and loss from discontinued
    operations                                        (2,233)       (1,743)
  Income tax expense                                      55            32
  Loss from continuing operations                     (2,288)       (1,775)

  (Loss) income from operations of
    discontinued operations (including
    loss on store closings of $134 in 2004)             (177)           84

  Net loss                                           $(2,465)      $(1,691)


  Basic and diluted loss per common share:
    Loss from continuing operations                   $(0.40)       $(0.31)

    (Loss) income from discontinued operations         (0.03)         0.01

    Net loss                                          $(0.43)       $(0.30)


  Weighted average common shares outstanding
    basic and diluted loss                         5,744,725     5,713,058







See Notes to Consolidated Financial Statements.

            JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows
                 (In thousands, except share data)

                                                     Thirteen weekd ended
                                                  November 27,   November 29,
                                                      2004           2003
Cash flows from operating activities:
Net loss                                             $(2,465)    $(1,691)
Adjustments to reconcile net loss to net cash
  provided by operating activities from continuing
  operations:
  Depreciation and amortization                          400         448
  Loss (income) from discontinued operations             177         (84)
  Loss on disposal of equipment                            7          -
  Annuity contract                                        (8)         -
  Deferred rent                                          (23)        (97)
Changes in operating assets and liabilities,
  net of effects from discontinued operations:
  Merchandise inventories-net                            261      (1,817)
  Prepaid expenses and other current assets              337         336
  Accounts receivable                                   (261)        117
  Due from Private Company-net                          (483)     (1,780)
  Other assets, net                                       (1)          8
  Accounts payable trade                               3,365       1,193
  Customer deposits                                      682       5,687
  Accrued expenses and other current liabilities       1,124       1,618
Net cash provided by operating activities from
  continuing operations                                3,112       3,938

Cash flows from investing activities:
 Capital expenditures                                   (125)       (130)
Net cash (used in) investing activities from
  continuing operations                                 (125)       (130)

Cash flows from financing activities:
  Proceeds from exercise of stock options                100          -
Net cash provided by financing activities from
  continuing operations                                  100          -

Net increase in cash and cash equivalents from
  continuing operations                                3,087       3,808

Net increase in cash and cash equivalents from
  discontinued operations                                  9          89

Cash and cash equivalents at beginning of period       3,294      12,761

Cash and cash equivalents at end of period            $6,390    $ 16,658



Supplemental disclosure of cash flow information:

Income taxes paid                                       $117         $53




See Notes to Consolidated Financial Statements.

         JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
        For the Thirteen Weeks Ended November 27, 2004
           (In thousands, except for share amounts)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals plus other adjustments referred to in Note 3) considered necessary for a fair presentation have been included. The operating results for the thirteen week period ended November 27, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2005.

The balance sheet as of August 28, 2004 has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 28, 2004, as filed with the Securities and Exchange Commission.

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.


NOTE 2:   MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost
(determined on the first-in, first-out method) or market and are physically located, as follows:

                    11/27/04   8/28/04
         Showrooms   $6,482     $6,797
         Warehouses   7,171      7,247
                    $13,653    $14,044


Vendor   discounts  and  allowances  in  respect  of  merchandise
purchased by the Company are included as a reduction of inventory and cost of sales.

         JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
        For the Thirteen Weeks Ended November 27, 2004
           (In thousands, except for share amounts)


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

The Company amended its warehouse agreement with the Private Company, whereby, effective June 23, 2002, the Private Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Private Company on or after such date through August 27, 2005 and assumed all performance obligations and risk of loss thereunder. The Company has no obligation with respect to such plans. The Private Company receives a monthly payment of $50, subject to an adjustment based on the annual volume of sales of the plans. In addition, for a payment of $400 (payable $50 per month beginning three months after the date of the agreement) to be made by the Company, the Private Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Private Company prior to June 23, 2002, provided, however, that on November 18, 2004, the Management Agreement and License, pursuant to which we are required to make such royalty payments to the private company was amended, such that the private company has agreed to waive its rights to receive from us such annual royalty payment during the period commencing January 1, 2005 through the date on which court approval is granted.
Accordingly, the Company has no obligations for any claims filed after June 23, 2002 and revenue from the sale of fabric protection plans is recognized upon delivery of the merchandise.


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

         JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
        For the Thirteen Weeks Ended November 27, 2004
           (In thousands, except for share amounts)

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

On July 6, 2001, the Private Company and the Company entered into a series of agreements designed to settle the derivative action among the Private Company, certain of our current and former officers and directors and certain of our former accounting firms and the Company. Effectiveness of the agreements is subject to certain conditions, including court approval and receipt by the Company of a fairness opinion or appraisal. The Company also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval. While the Company presented the proposed settlement to the court in May 2004, there can be no assurance that the court will approve the settlement or that a settlement will occur. Please see the Company's Annual Report on Form 10-K for the year ended August 28, 2004, as filed with the Securities and Exchange Commission, for a more complete description of the terms of the proposed settlement.

In connection with the class action litigation, on November 7, 2003, the Company issued an additional 30,717 shares of Series B Preferred Stock, convertible into 21,501 shares of the Company's Common Stock based on valid proofs of claims. The Series B Preferred Stock shares are non-voting, have a liquidation value of $5.00 per share and accrue dividends at a rate of $.35 per share per annum. Accumulated unpaid dividends for the period from May 1, 2003 through November 27, 2004 on the 57,381 Series B Preferred Stock outstanding amounted to $32. The preferred stock is convertible at the option of the Company at any time after the Common Stock trades at a price of at least $7.00 per share.

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

         JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
        For the Thirteen Weeks Ended November 27, 2004
           (In thousands, except for share amounts)

On April 5, 2004, the Attorney General of the State of New York filed a motion for contempt under New York law in the Supreme Court of the State of New York, County of Albany, alleging non-compliance with an order of the Attorney General's Office obtained in 1998 which enjoined the Company from engaging in certain alleged deceptive business practices. In the motion, the Attorney General seeks a court order holding the Company in civil and criminal contempt for violations of the 1998 order and a fine in the amount of $5 per day for each day it has allegedly disobeyed the 1998 order and certain other fees, as well as an unspecified amount of monetary damages to the petitioners. The case is being handled by the Nassau Regional Office of the
Attorney General.   The Company has paid $105 and accrued $34 for
this litigation as of November 27, 2004 representing its half of a proposed settlement, with the other half to be paid by the Private Company.


NOTE 7:   TRANSACTIONS WITH THE PRIVATE COMPANY

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Private Company:


                                   Thirteen weeks ended
                                   November    November
                                      27,         29,
                                     2004        2003
 Net Sales:
   Royalty income                        $30         $30
   Warehouse fees                        369         355
   Delivery charges                      608         610
                                      $1,007        $995

 Revenue from Service Contracts:
   Fabric protection fees charged
     by the Private Company            ($150)      ($150)

 Selling, General and Administrative
   Expenses:
     Purchase administration fees
       paid by the Private Company      ($28)         $0
     Advertising reimbursement paid
       by the Private Company           (369)       (363)
     Royalty expense paid to the
       Private Company                   100         100
     Expenses related to shortfall
       payments charged by the Private
       Company                           367         355
                                         $70         $92

         JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
        For the Thirteen Weeks Ended November 27, 2004
           (In thousands, except for share amounts)


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


                               Thirteen weeks ended
                               November   November
                                 27,         29,
                                 2004       2003

Net loss as reported           ($2,465)    ($1,691)

Deduct: Total stock-based
        employee compensation
        expense determined
        under the fair
        value based method         128         134

Pro forma net loss             ($2,593)    ($1,825)

Basic and diluted loss per
  share:
        As reported             ($0.43)      ($.30)
        Pro forma               ($0.45)      ($.32)


The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model based on a weighted average volatility of 24.9% for the thirteen week period ended November 27, 2004, expected life of options of five years, weighted average risk free interest rate of 3.53% and a dividend yield of 0%. The weighted average fair value of options granted during the thirteen week period ended November 27, 2004 was $.30. During the thirteen week period ended November 27, 2004, 233,333 options were granted.

         JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
        For the Thirteen Weeks Ended November 27, 2004
           (In thousands, except for share amounts)


NOTE 9:   DISCONTINUED OPERATIONS

During fiscal 2005 the Company is planning on closing fourteen stores of which, two are located in Kansas City, Missouri, one in Lenexa, Kansas, three in Hartford, Connecticut, four in Pittsburgh, Pennsylvania, one in upstate New York and three in the metropolitan New York City area. The stores in Missouri, Kansas, Hartford and Pittsburgh represent the only stores the Company has in those areas. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as those stores are closed, their results will be reported as discontinued operations in the consolidated statement of operations for the current and prior periods. Stores to be closed in the metropolitan New York City area will also be reflected as discontinued operations except for those stores where in management's judgment there will be significant continuing sales to costumers of the closed stores from other stores in the area. During the thirteen-week period ended November 27, 2004, the Company closed the two stores in Kansas City, one store in Lenexa and one store in Hartford. Revenues from these stores amounted to $261 and $274 in the thirteen-week periods ended November 27, 2004 and November 29, 2003 respectively. For the thirteen-week period ended November 27, 2004, the losses from operations of these stores were $177, including loss related to store closings of $134. For the thirteen-week period ended November 29, 2003 income from operations of these stores amounted to $84.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

Forward-Looking Information

Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to the risk factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended August 28, 2004, as filed with the Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be uncertain and forward-looking.

Results of Operations

Net sales from continuing operations include merchandise sales and home delivery income of $29,639,000 and $31,502,000 for the thirteen-week periods ended November 27, 2004 and November 29, 2003, respectively. Net sales of merchandise and home delivery income from continuing operations decreased by 5.9% in the thirteen-week period ended November 27, 2004, down $1,863,000 from the thirteen-week period ended November 29, 2003. Revenue from service contracts from continuing operations decreased by 9.0% in the thirteen-week period ended November 27, 2004 to $2,021,000 from $2,222,000 for the thirteen-week period ended November 29, 2003.

Net sales and revenue from service contracts are recorded when goods are delivered to our customers. At November 27, 2004 we had approximately $11,000,000 of orders, which will be delivered during fiscal 2005 as compared to $19,000,000 of such orders as of November 29, 2003. The decrease of $8,000,000 is a result of ordering more products from an overseas supplier, which resulted in increased time to manufacture and deliver the products to our customers. These delayed sales were delivered in the second and third quarters of fiscal 2004.

Cost of sales from continuing operations as a percentage of revenue for the thirteen-week period ended November 27, 2004 was 72.0%, compared to 70.4% for the period ended November 29, 2003. The increase is primarily attributable to an increase in store occupancy costs including rent, combined with the decrease in revenues. The decrease in revenues is primarily attributable to the overall softness in the economy as well as the effects of significant deflation on the furniture industry as a whole, which had a negative impact on our sales.

Selling, general and administrative expenses from continuing operations were $10,729,000 (33.9% as a percentage of revenue) during the thirteen-week period ended November 27, 2004, compared to $11,306,000 (33.5% as a percentage of revenue from continuing operations) for the thirteen-week period ended November 29, 2003. Advertising expense from continuing operations decreased by $292,000 and insurance costs decreased by $62,000 during the thirteen-week period ended November 27, 2004, compared to the same period last year. The decrease in advertising costs are partially attributed to a refund of $119,000 that we received from a newspaper in which we advertise in that failed to meet its circulation requirements. In addition, advertising costs associated with Labor Day sales in September 2003 overlapped the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004. The decreases in insurance costs from continuing operations are attributed to a decrease in premiums related to certain corporate policies.

Net loss from continuing operations for the thirteen-week period ended November 27, 2004 was $2,288,000, compared to net loss of $1,775,000 for the thirteen-week period ended November 29, 2003. This increase is primarily attributable to the overall softness in the economy as well as the effects of significant deflation on the furniture industry as a whole, which had a negative impact on our sales.

During the thirteen-week period ended November 27, 2004, we closed two of our stores in Missouri, one store in Kansas and one of our three stores in Hartford. The remaining two Hartford stores will close in the second quarter of fiscal 2005. Revenues from these store amounted to $261,000 and $274,000 in the thirteen-week periods ended November 27, 2004 and November 29, 2003, respectively. The losses from operations of these stores were $177,000, including loss on store closings of $134,000, for the thirteen-week period ended November 27, 2004, compared to income from operations of these stores in the amount of $84,000, for the thirteen-week period ended November 29, 2003.

Liquidity and Capital Resources

As of November 27, 2004, we had an aggregate working capital deficiency of $3,107,000, compared to an aggregate working capital deficiency of $1,036,000 at August 28, 2004 and had available cash and cash equivalents of $6,390,000, compared to $3,294,000 at August 28, 2004. The increase in cash and cash equivalents is a result of longer payment terms with our principal suppliers.

We continue to fund the operations of certain of our limited partnership licensees whose results are included in our consolidated financial statements, some of which continue to generate operating losses. Any such losses have been consolidated in our consolidated financial statements. It is our intention to continue to fund these operations in the future and, if the new settlement agreements discussed in our Annual Report on Form 10-K for the year ended August 28, 2004, are approved, we will acquire 100% of such limited partnerships.

As of November 27, 2004, we had net receivables of $3,818,000 from the private company. As of such date, we have fully reserved uncollected amounts, which totaled an additional $4,722,000. The collectibility of this amount is uncertain and contingent upon court approval of the proposed settlement agreements and the Interim Operating Agreement.

Starting in 1995, we entered into agreements with a related private company that permit us to offset our current monthly obligations to one another for an amount up to $1,000,000. Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of these offset agreements, as of November 27, 2004, all obligations of the private company and the unconsolidated licensees were paid. Additionally, as part of such agreements, the private company, in November 1995, agreed to assume certain liabilities owed to us by the unconsolidated licensees. As described above, our receivables from the private company and the unconsolidated licensees, which arose in fiscal 1996 and prior years, had been reserved.

We opened one store and closed four stores during the thirteen weeks ended November 27, 2004. We spent $125,000 for capital expenditures during such thirteen-week period and we anticipate capital expenditures approximating $150,000 during the balance of fiscal 2005 to support the maintenance of existing facilities.
We do not anticipate needing outside financing for such expansion.

We anticipate generating positive operating cash flow for the year ending August 27, 2005. In the opinion of management, cash on hand and cash flow from operations will be adequate to fund operations during the current fiscal year.

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

                             PART II

                        OTHER INFORMATION

Item 1.   Legal Proceedings.

On April 5, 2004, the Attorney General of the State of New York filed a motion for contempt under New York law in the Supreme Court of the State of New York, County of Albany, alleging non-compliance with an order of the Attorney General's Office obtained in 1998 which enjoined us from engaging in certain alleged deceptive business practices. In the motion, the Attorney General seeks a court order holding us in civil and criminal contempt for violations of the 1998 order and a fine in the amount of $5,000 per day for each day we have allegedly disobeyed the 1998 order and certain other fees, as well as an unspecified amount of monetary damages to the petitioners. The case is being handled by the Nassau Regional Office of the Attorney General. We have paid $104,500 and accrued $34,000 for this litigation as of November 27, 2004 representing our half of a proposed settlement, with the other half to be paid by a related private company.

Item 2.   Changes in Securities and Use of Proceeds.

               None.

Item  3.  Defaults Upon Senior Securities.

               None.

Item  4.  Submission of Matters to a Vote of Security Holders.

               None.

Item  5.  Other Information.

               None.

Item  6.  Exhibits.

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



                          JENNIFER CONVERTIBLES, INC.


January 11, 2005          By: /s/ Harley J. Greenfield
                              Harley  J. Greenfield, Chairman  of
                              the Board and Chief Executive Officer

January 11, 2005          By: /s/ Rami Abada
                              Rami Abada, Chief Financial Officer
                              and Chief Operating Officer

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


Date:  January 11, 2005    /s/ Harley J. Greenfield
                           Harley J. Greenfield, Chief Executive Officer

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


Date:  January 11, 2005       /s/ Rami Abada
                              Rami Abada, Chief Financial Officer

                         EXHIBIT 32.1

          Certification of Principal Executive Officer
                 Pursuant to U.S.C. Section 1350
 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                              2002

I, Harley J. Greenfield, Chief Executive Officer of Jennifer Convertibles, Inc., hereby certify, to my knowledge, that the quarterly report on Form 10-Q for the period ending November 27, 2004 of Jennifer Convertibles, Inc. (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Jennifer Convertibles, Inc.


Dated: January 11, 2005                 /s/ Harley J. Greenfield
                                        Harley J. Greenfield
                                        Chief Executive Officer
                                        (Principal Executive Officer)




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

                          EXHIBIT 32.2

          Certification of Principal Financial Officer
                 Pursuant to U.S.C. Section 1350
 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                              2002

     I, Rami Abada, Chief Financial Officer of Jennifer Convertibles, Inc., hereby certify, to my knowledge, that the quarterly report on Form 10-Q for the period ending November 27, 2004 of Jennifer Convertibles, Inc. (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Jennifer Convertibles, Inc.


Dated: January 11, 20     /s/ Rami Abada
                          Rami Abada
                          Chief Financial Officer
                          (Principal Financial Officer)





A signed original of this written statement required by Section
906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission upon request.