Form 10-Q
period 2005-02-26
JENNIFER CONVERTIBLES INC
filed 2005-04-12
CIK 806817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D C.  20549
                            FORM 10-Q

     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended February 26, 2005

                               or


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

                      Yes         No     X

As of April 12, 2005 5,783,058 shares of the issuer's common stock, par value $.01, were outstanding.

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                              Index

Part I - Financial Information

     Item 1. - Financial Statements (Unaudited)

     Consolidated Balance Sheets at February 26, 2005
     (Unaudited) and August 28, 2004 ...........................   2

     Comparative Consolidated Statements of Operations
     (Unaudited) for the thirteen and twenty-six weeks ended
     February 26, 2005 and February 28, 2004....................   3

     Comparative Consolidated Statements of Cash Flows
     (Unaudited) for the twenty-six weeks ended
     February 26, 2005 and February 28, 2004....................   4

     Notes to Unaudited Consolidated Financial Statements ......   5

     Item 2. - Management's Discussion and Analysis of Financial
     Condition and Results of Operations .......................  13

     Item 3. - Quantitative and Qualitative Disclosures about
     Market Risk...............................................   18

     Item 4. - Controls and Procedures..........................  18

Part II - Other Information.....................................  19

     Item 1 - Legal Proceedings.................................  19
     Item 2 - Unregistered Sales of Equity Securities and Use of
     Proceeds...................................................  19
     Item 3 - Defaults Upon Senior Securities...................  19
     Item 4 - Submission of Matters to a Vote of Security
     Holders....................................................  19
     Item 5 - Other Information.................................  20
     Item 6 - Exhibits..........................................  20

Signatures .....................................................  21

Exhibit Index ..................................................  22
Warrant dated as of March 30, 2005 issued to Kenneth Grossman...  23
Executive Compensation Arrangements ............................  40
Director Compensation Arrangements .............................  41
Certification of Chief Executive Officer .......................  42
Certification of Chief Financial Officer .......................  43
Certification of Chief Executive Officer .......................  44
Certification of Chief Financial Officer  ......................  45

                        JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                                 Consolidated Balance Sheets
                              (In thousands, except share data)

                       ASSETS
                                                    February 26,    August 28,
                                                        2005           2004
    Current assets:
      Cash and cash equivalents                          $7,757        $3,294
      Restricted cash                                       112           110
      Accounts receivable                                 1,011           935
      Merchandise inventories, net                       13,392        14,044
      Due from Private Company, net of reserves
        of $4,722 at February 26, 2005 and
        August 28, 2004                                   3,359         3,288
      Federal income tax refund receivable                  314           314
      Deferred tax asset                                      -         1,172
      Prepaid expenses and other current assets           1,543         1,195

         Total current assets                            27,488        24,352

    Store fixtures, equipment and leasehold
      improvements, at cost, net                          2,500         3,032
    Annuity contract                                        997         1,088
    Deferred lease costs and other intangibles, net          35            42
    Goodwill, net                                         1,650         1,796
    Other assets (primarily security deposits)              600           607
    Deferred tax asset                                        -           605

                                                        $33,270       $31,522

    LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

    Current liabilities:
      Accounts payable, trade                           $15,715       $12,812
      Customer deposits                                  10,415         7,878
      Accrued expenses and other current
        liabilities                                       7,734         3,709
      Due to Private Company                                500           500
      Deferred rent and allowances - current portion        491           489

         Total current liabilities                       34,855        25,388

    Deferred rent and allowances, net of current
      portion                                             3,289         3,320

         Total liabilities                               38,144        28,708

    Commitments and contingencies

    Stockholders' Equity (Capital Deficit):
      Preferred stock, par value $.01 per share
        Authorized 1,000,000 shares
        Series A Convertible Preferred-10,000
        shares issued and outstanding at February 26,
        2005 and August 28, 2004
        (liquidation preference $5,000)
        Series B Convertible Preferred-57,381
        shares issued and outstanding at February 26,
        2005 and August 28, 2004
        (liquidation preference $287)                         1             1
      Common stock, par value $.01 per share
        Authorized 12,000,000 shares at February
        26, 2005 and August 28, 2004; issued
        and outstanding  5,783,058 shares at
        February 26, 2005 and 5,713,058 shares at
        August 28, 2004                                      57            57
      Additional paid-in capital                         27,868        27,728

      Accumulated deficit                               (32,800)      (24,972)

                                                         (4,874)        2,814

                                                        $33,270       $31,522

See Notes to Consolidated Financial Statements.

191:

                     JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Operations
                           (In thousands, except share data)


                                   Thirteen weeks ended       Twenty-six weeks ended
                                February 26,  February 28,  February 26,  February 28,
                                    2005          2004         2005          2004
Revenue:
  Net sales                         23,280      28,881       52,919        60,383
  Revenue from service contracts     1,590       2,045        3,611
                                                                            4,267
                                    24,870      30,926       56,530        64,650

Cost of sales, including store
 occupancy, warehousing, delivery
 and service costs                  19,145      22,414       41,932        46,153

Selling, general and
  administrative expenses            8,458       8,721       19,187        20,027

Impairment of goodwill                 146           -          146             -

Depreciation and amortization          178         377          578           825
                                    27,927      31,512       61,843        67,005

Loss from operations                (3,057)       (586)      (5,313)       (2,355)


Interest income                         27          23           50            50


Interest expense                         1           2            1             2


Loss from continuing operations
  before income taxes               (3,031)       (565)      (5,264)       (2,307)
Income tax expense                   1,783          30        1,838            62
Loss from continuing operations     (4,814)       (595)      (7,102)       (2,369)


Loss from discontinued operations
  (including loss on store
  closings of $197 for the thirteen
  weeks and $331 for the twenty-
  six weeks ended in 2005)            (549)       (532)        (726)         (449)

Net loss                           $(5,363)    $(1,127)     $(7,828)      $(2,818)



Basic and diluted loss per common
  share:
    Loss from continuing operations $(0.83)     $(0.11)      $(1.23)       $(0.42)

   Loss from discontinued
     operations                      (0.10)      (0.09)       (0.13)        (0.08)

  Net loss                          $(0.93)     $(0.20)      $(1.36)       $(0.50)


Weighted average common shares
  outstanding basic and diluted
  loss                           5,775,947   5,713,058    5,760,351     5,713,058

262:

264:
See Notes to Consolidated Financial Statements.
266:

                     JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows
                           (In thousands, except share data)


                                                Twenty-six weeks ended
                                                 February   February
                                                     26,        28,
                                                    2005       2004

Cash flows from operating activities:
Net loss                                         $(7,828)    $(2,818)
Adjustments to reconcile net loss to net cash
provided by (used in)
  operating activities from continuing operations:
  Depreciation and amortization                      578         825
  Impairment of goodwill                             146           -
  Loss from discontinued operations                  726         449
  Loss on disposal of equipment                       13          22
  Gains on annuity contract                         (16)           -
  Deferred rent                                      112        (172)
  Deferred tax expense                             1,777           -
Changes in operating assets and liabilities,
  net of effects from discontinued operations:
  Merchandise inventories-net                        248      (1,683)
  Prepaid expenses and other current assets         (349)       (168)
  Accounts receivable                               (118)        221
  Due from Private Company-net                       (91)       (248)
  Deferred leases costs and other intangibles         (1)          -
  Other assets, net                                    7           4
  Accounts payable trade                           2,903      (4,669)
  Customer deposits                                2,732       4,231
  Accrued expenses and other current               3,941       1,246
Net cash provided by (used in) operating
  activities from continuing operations            4,780      (2,760)

Cash flows from investing activities:
 Capital expenditures                               (275)       (224)
 Purchase of annuity contract                          -      (1,007)
 Restricted cash                                       -        (110)
 Proceeds from partial redemption of annuity
   contract                                          107           -
Net cash (used in) investing activities from
 continuing operations                              (168)     (1,341)

Cash flows from financing activities:
   Proceeds from exercise of stock options           140           -
Net cash provided by financing activities from
  continuing operations                              140           -


Net increase (decrease) in cash and cash
  equivalents from continuing operations           4,752      (4,101)

Net (decrease) in cash and cash equivalents from
  discontinued operations                           (289)       (241)


Cash and cash equivalents at beginning of          3,294      12,761
  period


Cash and cash equivalents at end of period        $7,757      $8,419



Supplemental disclosure of cash flow
  information:

Income taxes paid                                   $133         $64

Interest paid                                         $2          $2


See Notes to Consolidated Financial Statements.

                   JENNIFER CONVERTIBLES, INC.
        For the Twenty-Six Weeks Ended February 26, 2005
             (In thousands, except for share amount)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals plus other adjustments referred to in Note 3) considered necessary for a
fair presentation have been included.   The operating results for
the twenty-six week period ended February 26, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2005.

The balance sheet as of August 28, 2004 has been derived from the audited consolidated financial statements as such date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 28, 2004, as filed with the Securities Exchange Commission.

Intercompany transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.


NOTE 2:   MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost
(determined on the first-in, first-out method) or market and are physically located, as follows:


                   February 26,   August 28,
                      2005          2004
         Showrooms   $6,318        $6,797
         Warehouses   7,074         7,247
                    $13,392       $14,044

                   JENNIFER CONVERTIBLES, INC.
        For the Twenty-Six Weeks Ended February 26, 2005
             (In thousands, except for share amount)



Vendor discounts and allowances in respect of merchandise purchased by the Company are included as a reduction to the cost of inventory on hand and cost of sales upon sale of the merchandise.


NOTE 3:   REVENUE RECOGNITION

Sales are recognized upon delivery of the merchandise to the customer. A minimum deposit of 50% is typically required when a non-financed sales order is placed. The Company also finances sales and sells financed receivables on a non-recourse basis to an independent finance company. The Company neither retains any interests in nor services the sold receivables. The selling price of the receivables represents the amount due from the customer less a fee. Fees paid to the finance company are included in selling, general and administrative expenses.

The Company also derives revenues from the sale of service contracts related to lifetime protection plans. Prior to an amendment to the Company's Warehouse Agreement with a related private company (the "Private Company"), as described below, the Company was responsible for providing services related to separately priced fabric protection plans.

The Company amended its warehouse agreement with the Private Company, whereby, effective June 23, 2002, the Private Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Private Company on or after such date through August 28, 2004 (extended to August 27,
2005) and assumed all performance obligations and risk of loss there under. The Company has no obligation with respect to such plans. The Private Company receives a monthly payment of $50, subject to an adjustment based on the annual volume of sales of the plans. In addition, for a payment of $400 (payable $50 per month beginning three months after the date of the agreement) to be made by the Company, the Private Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Private Company prior to June 23, 2002. Accordingly, the Company has no obligations for any claims filed after June 23, 2002 and revenue from the sale of fabric protection plans is recognized upon delivery of the merchandise.

The Company is entitled to royalty income from two stores owned by the Private Company and one store owned by an Unconsolidated Licensee that is managed by the Private Company. Royalty income from the three stores amounted to $24 and $25 for the thirteen weeks ended February 26, 2005 and February 28, 2004, respectively. For the twenty-six weeks ended February 26, 2005 and February 28, 2004, royalty income amounted to $54 and $55,respectively. Such amounts are included in net sales in the consolidated statements of operations.


NOTE 4:   GOODWILL

Goodwill consists of the excess of cost of the Company's investments in certain subsidiaries over the fair value of net assets acquired. The Company reviews goodwill for impairment annually during the fourth quarter of each year, and also upon the occurrence of trigger events. The reviews are performed at the

                   JENNIFER CONVERTIBLES, INC.
        For the Twenty-Six Weeks Ended February 26, 2005
             (In thousands, except for share amount)


store level. Generally fair value represents discounted projected future cash flows. Potential impairment is indicated when the carrying value of a store including goodwill exceeds its fair value. If potential for impairment exists, the fair value of a store is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the store's goodwill. Impairment loss is recognized for any excess of the carrying value of the stores goodwill over the implied fair value.

As a result of the adverse change in the business climate during the thirteen-week period ended February 26, 2005, the Company tested goodwill for impairment. In the six-months ended
February 26, 2005 certain stores in Chicago experienced a substantial decline in operating performance and did not meet projected 2005 results. Additionally, the Company has forecasted a further decline in the future operating performance of these stores. The Company recorded a charge of $146 related to the impairment of goodwill for these stores in the thirteen-weeks ended February 26, 2005 due to this evaluation. No impairment was indicated during this review of goodwill at other Company stores.


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

On July 6, 2001, the Private Company and the Company entered into a series of agreements designed to settle the derivative action among the Private Company, certain of our current and former officers and directors and certain of our former accounting firms and the Company. Effectiveness of the agreements was subject to certain conditions, including court approval and receipt by the Company of a fairness opinion or appraisal. The Company also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval.

On February 4, 2005, the United States District Court for the Eastern District of New York approved the settlement of the derivative lawsuit. In connection with the settlement, the Court approved the series of agreements that the Company entered into with the Private Company as referred to above. Pursuant to the settlement agreements, such agreements will be implemented in accordance with the terms prescribed by the Omnibus
Agreement, (see Note 10). For a more detailed discussion of the terms of the settlement agreements, please see "Certain Relationships and Related Transactions" in our Proxy Statement furnished in connection with our Annual Meeting of Stockholders

                   JENNIFER CONVERTIBLES, INC.
        For the Twenty-Six Weeks Ended February 26, 2005
             (In thousands, except for share amount)



held on February 8, 2005.

In connection with the class action litigation, on November 7, 2003, the Company issued an additional 30,717 shares of Series B Preferred Stock, convertible into 21,501 shares of the Company's Common Stock based on valid proofs of claims. The Series B Preferred Stock shares are non-voting, have a liquidation value of $5.00 per share and accrue dividends at a rate of $.35 per share per annum. Accumulated unpaid dividends for the period from May 1, 2003 through February 26, 2005 on the 57,381 Series B Preferred Stock outstanding amounted to $37. The preferred stock is convertible at the option of the Company at any time after the Common Stock trades at a price of at least $7.00 per share.

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

On April 5, 2004, the Attorney General of the State of New York filed a motion for contempt under New York law in the Supreme Court of the State of New York, County of Albany, alleging non-compliance with an order of the Attorney General's Office obtained in 1998 which enjoined the Company from engaging in certain alleged deceptive business practices. In the motion, the Attorney General sought a court order holding the Company in civil and criminal contempt for violations of the 1998 order and a fine in the amount of $5 per day for each day it has allegedly disobeyed the 1998 order and certain other fees, as well as an unspecified amount of monetary damages to the petitioners. On July 8, 2004, the Company and the State of New York reached an agreement to settle the suit for a total of $277, which covers fines, penalties, legal and administrative costs. The Company has paid $139 for this litigation as of February 26, 2005, representing its half of a settlement, with the other half paid by the Private Company pursuant to a separate agreement between the two companies. As of February 26, 2005, restitution payments to consumers total $31.


NOTE 6:   TRANSACTIONS WITH THE PRIVATE COMPANY

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Private Company:

                   JENNIFER CONVERTIBLES, INC.
        For the Twenty-Six Weeks Ended February 26, 2005
             (In thousands, except for share amount)




                                         Increase (decrease)
                             Thirteen weeks ended   Twenty-six weeks ended
                         February 26,  February 28,  February 26,  February 28,
                              2005         2004         2005          2004
Net Sales:
 Royalty income                $24          $25          $54          $55
 Warehouse fees                317          303          686          658
 Delivery charges              524          549        1,132        1,159
                              $865         $877       $1,872       $1,872

Revenue from Service Contracts:
 Fabric protection fees
 charged by the Private
 Company                     $(100)       $(100)       $(250)       $(250)

Selling, General and
Administrative Expenses:
 Administrative fees paid by
 the Private Company           (28)           -          (56)           -
 Advertising reimbursement
 paid by the Private Company  (375)        (368)        (744)        (731)
 Royalty expense paid to the
   Private Company              33          100          133          200
 Expenses related to
 shortfall payments charged
 by the Private Company        101          157          468          512
                             $(269)       $(111)       $(199)        $(19)


NOTE 7:   INCOME TAXES

A valuation allowance has been established to offset the deferred tax asset to the extent that the Company has not determined that it is more likely than not that the future tax benefits will be realized. During the thirteen weeks ended February 26, 2005, the valuation allowance increased by $1,777 resulting from a change in judgment about the realization of tax benefits in future years due to consecutive losses and anticipated losses for the current fiscal year, as well as longer than anticipated deflationary pressure in the furniture industry sector.


NOTE 8:   STOCK OPTION PLANS

In December 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends the disclosure requirements of SFAS 123, "Accounting for Stock-Based ompensation" and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. As permitted by SFAS 148, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees' (APB 25) and related interpretations in accounting for its employee

                   JENNIFER CONVERTIBLES, INC.
        For the Twenty-Six Weeks Ended February 26, 2005
             (In thousands, except for share amount)


stock options. Under APB 25, in the event that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of the grant, compensation expense is recognized. No stock-based employee compensation cost is reflected in net loss, as all options granted under the Company's employee stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                            Thirteen weeks     Twenty-six weeks
                                 ended               ended
                           February  February  February  February
                             26,       28,       26,       28,
                             2005      2004      2005     2004

Net loss, as reported     $(5,363)  $(1,127)   $(7,828)  $(2,818)

Deduct: Total stock-based
employee compensation
expense determined under the
fair value based method,
net of related tax effects    134       134        262       268

Pro forma net loss        $(5,497)  $(1,261)   $(8,090)  $(3,086)

Loss per share (basic and
diluted):
              As reported  $(0.93)   $(0.20)    $(1.36)   $(0.50)
              Pro forma    $(0.95)   $(0.22)    $(1.41)   $(0.54)


The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model based on a weighted average volatility of 36.1%, expected life of options of five years, weighted average risk free interest rate of 3.61% and a dividend yield of 0% for the twenty-six week period ended February 26, 2005. The weighted average fair value of options granted during the twenty-six week period ended February 26, 2005 was $0.62. During the twenty-six week period ended February 26, 2005, 383,333 options were granted. No options were granted during the twenty-six week period ended February 28, 2004. (See
Note 10).

NOTE 9:   DISCONTINUED OPERATIONS

During fiscal 2005, the Company decided to close nineteen stores and may close additional stores. Of the nineteen stores that will be closed, two are located in Kansas City, Missouri, one in Lenexa, Kansas, three in Hartford, Connecticut, four in Pittsburgh, Pennsylvania, one in Cerritos, California, one in West Roxbury, Massachusetts, one in Indianapolis, Indiana, one in Miami, Florida, one upstate New York, and four in the metropolitan New York City area. The stores in Missouri, Kansas, Hartford, and Pittsburgh represent the only stores the Company has in those areas. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as those stores are closed, their results will be reported as discontinued operations in the consolidated statement of operations for the current and prior periods. Stores to be closed in California, Indiana, Florida, and the metropolitan New York City area will also be reflected as discontinued operations except for those stores where in management's judgment there will be significant continuing sales to customers of the closed stores from other stores in the area, as in the case of West Roxbury.

                   JENNIFER CONVERTIBLES, INC.
        For the Twenty-Six Weeks Ended February 26, 2005
             (In thousands, except for share amount)


During the thirteen-week period ended November 27, 2004, the Company closed the two stores in Kansas City, one store in Lenexa, and one store in Hartford. During the thirteen-week period ended February 26, 2005, the Company closed the four stores in Pittsburgh, one store in the metropolitan New York City area, two stores in Hartford, one store in Cerritos and one store in West Roxbury. Of these store closings all, except for West Roxbury, have been reported as discontinued operations. Revenues from these stores, exclusive of West Roxbury, amounted to $1,072 and $1,510 in the thirteen-week periods ended February 26, 2005 and February 28, 2004, respectively and $1,333 and $1,784 in the twenty-six week periods ended February 26, 2005 and February 28, 2004, respectively.

Losses related to store closing consist of the following:

                           Thirteen-weeks      Twenty six-weeks
                               ended               ended
                         February 26, 2005    February 26, 2005

Store fixtures and
  leasehold improvements       $ 148               $ 203
Lease termination costs           49                 128

Total loss on store closings   $ 197               $ 331

NOTE 10:  SUBSEQUENT EVENTS

On March 9, 2005, the Board of Directors opted to accelerate the vesting of all out of the money stock options. The option terms were modified to reduce the impact of adopting the provisions of Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment, (SFAS 123(R)), issued December 2004, which requires that compensation cost related to share-based payment transactions be recognized in financial statements at the fair value of the instruments issued.

As discussed in Note 5, the Company is in the process of implementing the settlement agreement approved by the court, in accordance with the terms described in the Omnibus agreement. The effects of the settlement agreements on the Company's financial statements will be as follows:

     . The execution of three promissory notes by the Private
       Company payable to the Company in the aggregate principal amount of $2,600, including a note in the principal amount of $200 due over three years and bearing interest at 6% per annum, a note in the principal amount of $1,400 due over five years and bearing interest at 6% per annum, and a note in the principal amount of $1,000 due over five years without interest.

                   JENNIFER CONVERTIBLES, INC.
        For the Twenty-Six Weeks Ended February 26, 2005
             (In thousands, except for share amount)

     . The acquisition of 100% of certain of the Company's limited partnership licensees whose results are included in the Company's consolidated financial statements, some of which continue to generate operating losses.

     . The payment of a royalty of $400 per year, which provides the Company with the right to open an unlimited number of stores in the state of New York, including stores already opened.

     . The execution of a consulting agreement between the Company and one of the parties objecting to the original settlement
       between the Private Company and the Company.   Pursuant to the
       agreement, the individual shall perform consulting services including, among other things, providing advice with respect to the operation and financing of our business; assisting us in identifying and communicating with potential market makers and investors; assisting us with strategic planning and capital-raising activities; and identifying potential strategic partners. In consideration for his services, we shall pay the individual a fee of $50 per annum and a warrant to purchase 150,000 shares of our common stock, as more fully described below. In addition, the Company will establish a monitoring committee to review the relationship between the Private Company and the Company. The aforementioned individual will be a member of the committee, and will be compensated $50 per annum for five years.

On March 30, 2005, in connection with the settlement of the derivative litigation, as additional compensation for consulting services, the Company issued to a consultant a warrant to purchase 150,000 shares of common stock, $.01 par value per share, at an exercise price of $2.37 per share. These warrants expire ten years from the date of issuance and shall vest as follows: 50,000 shares upon issuance, 50,000 shares on the first anniversary thereof, and 50,000 shares on the second anniversary thereof. The warrant will become fully vested if the closing price of our common stock exceeds $7.00 per share for five consecutive trading days. The fair value of the warrants on the date of issuance was approximately $146 utilizing the Black-Scholes option-pricing model with the following assumptions: 40% volatility, five-year expected life, risk-free interest rate of
4.27 % and a dividend yield ratio of 0%.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue contributed by each class:

                                  Thirteen weeks       Twenty-six weeks
                                      ended                 ended
                                February  February    February   February
                                   26,       28,         26         28,
                                  2005      2004        2005       2004

Merchandise Sales - net           83.2%     83.3%       83.2%      83.2%

Home Delivery Income               6.9%      7.3%        7.1%       7.3%
Charges to the Private Company     3.5%      2.8%        3.3%       2.9%
     Net Sales                    93.6%     93.4%       93.6%      93.4%

Revenue from Service Contracts     6.4%      6.6%        6.4%       6.6%

    Total Revenue                100.0%    100.0%      100.0%     100.0%


Net sales from continuing operations include merchandise sales and home delivery income of $23,280,000 and $28,881,000 for the thirteen-week periods ended February 26, 2005 and February 28, 2004, respectively. Net sales of merchandise and home delivery income from continuing operations decreased by 19.4% in the thirteen-week period ended February 26, 2005, down $5,601,000 from the thirteen-week period ended February 28, 2004. Revenue from service contracts from continuing operation decreased by 22.2% in the thirteen-week period ended February 26, 2005 to $1,590,000, from $2,045,000 for the thirteen-week period ended February 28, 2004. Such decreases during the second quarter of fiscal 2005, compared to the same quarter in fiscal 2004, are largely impacted by the deflationary pressure in the furniture industry caused by a change in the source of supply to China, which reduced unit prices to customers. In addition, the reduction in merchandise sales was affected by a decline in overall demand within the furniture industry sector, as well as going out of business promotions by a competitor. The decrease in merchandise sales directly impacted home delivery income and revenues from service contracts.

Net sales from continuing operations for the twenty-six weeks ended February 26, 2005, inclusive of merchandise sales and home delivery income, were $52,919,000, a decrease of 12.4% compared to $60,383,000 for the twenty-six weeks ended February 28, 2004. Revenue from service contracts from continuing operations decreased by 15.4% during the twenty-six week period ended February 26, 2005 to $3,611,000, from $4,267,000 for the twenty-
six week period ended February 28, 2004. Such decreases during the twenty-six weeks ended February 26, 2005, compared to the same period ended February 28, 2004, are largely impacted by the deflationary pressure in the furniture industry caused by a change in the source of supply to China, which reduced unit prices to customers. In addition, the reduction in merchandise sales was affected by a decline in overall demand within the furniture industry sector, as well as going out of business promotions by a competitor. The decrease in merchandise sales directly impacted home delivery income and revenues from service contracts.

Same store sales (sales at those stores open for the entire current and prior comparable periods) decreased 20.4% and 13.7% for the thirteen and twenty-six weeks ended February 26, 2005, respectively, compared to the same periods ended February 28, 2004. Not included in same store sales is one store that relocated during the thirteen weeks ended February 26, 2005 and three stores that relocated during the twenty-six weeks ended the same date. Total square footage leased decreased approximately 0.2% as a result of the three relocated stores.

Cost of sales, as a percentage of revenue for the thirteen-week period ended February 26, 2005, was 77.0% compared to 72.5% for the same period ended February 28, 2004. Cost of sales from continuing operations decreased to $19,145,000 for the thirteen weeks ended February 26,2005, from $22,414,000 for the thirteen
weeks ended February 28, 2004.    Store occupancy costs as a
percentage of revenues were 21.6% and 16.8% for the thirteen weeks ended February 26, 2005 and February 28, 2004, respectively.

Cost of sales, as a percentage of revenue for the twenty-six week period ended February 26, 2005, was 74.2% compared to 71.4% for the same period ended February 28, 2004. Cost of sales from continuing operations decreased to $41,932,000 for the twenty-six weeks ended February 26, 2005, from $46,153,000 for the twenty-six weeks ended February 28, 2004. Store occupancy costs as a percentage of revenues were 19.6% and 16.3% for the twenty-six weeks ended February 26, 2005 and February 28, 2004, respectively.

Selling, general and administrative expenses from continuing operations were $8,458,000 (34.0% as a percentage of revenue) and $8,721,000 (28.2% as a percentage of revenue) during the thirteen-week period ended February 26, 2005 and February 28, 2004, respectively. The decrease is primarily attributable to lower compensation expense to salespersons in the form of commissions and bonuses in the amount of $327,000, net of an increase in fees associated with our private label card business in the amount of $165,000, compared to the same period last year. Compensation to salespersons is lower due to the decrease in our sales volume. Private label card fees have risen as a result of an increase in deferred financing promotions.

Selling, general and administrative expenses from continuing operations were $19,187,000 (33.9% as a percentage of revenue) and $20,027,000 (31.0% as a percentage of revenue) during the twenty-six week period ended February 26, 2005 and February 28, 2004, respectively. For the twenty-six weeks ended February 26, 2005, advertising expense from continuing operations decreased by approximately $394,000 and compensation expense to salespersons in the form of commissions and bonuses decreased by approximately $462,000, compared to the same period last year. The decrease in advertising costs are partially attributed to a refund of $119,000 received from a newspaper in which we advertise which failed to meet its circulation requirements. The decrease in compensation expense to salespersons is attributable to lower sales volume.

The net loss from continuing operations was $4,814,000 and $595,000 for the thirteen-week period ended February 26, 2005 and February 28, 2004, respectively. Net loss from continuing operations for the twenty-six weeks ended February 26, 2005 was $7,102,000 compared to a net loss from continuing operations of $2,369,000 for the twenty-six week period ended February 28, 2004. Such increases are largely attributable to the decrease in revenues. In addition, during the thirteen weeks ended February 26, 2005, we increased the valuation allowance of the deferred tax asset by $1,777,000 resulting from a change in judgment about the realization of tax benefits in future years due to consecutive losses incurred by the Company, as well as longer than anticipated deflationary pressure in the furniture industry sector.

During the thirteen-week period ended February 26, 2005, we closed four stores in Pittsburgh, one store in the metropolitan New York City area, two stores in Hartford, one store in Cerritos and one store in West Roxbury. Revenues from these stores, exclusive of West Roxbury, amounted to $1,072,000 and $1,510,000 in the thirteen-week periods ended February 26, 2005 and February 28, 2004, respectively. For the thirteen-week period ended February 26, 2005, the loss from operations of these stores was $549,000, including loss related to store closings of $197,000. For the thirteen-week period ended February 28, 2004, loss from operations of these stores amounted to $532,000.

During the twenty-six week period ended February 26, 2005, we closed two stores in Kansas City, one store in Lenexa, three stores in Hartford, four stores in Pittsburgh, one store in the metropolitan New York City area, one store in Cerritos and one store in West Roxbury. Revenues from these stores, exclusive of West Roxbury, amounted to $1,333,000 and $1,784,000 in the twenty-six week periods ended February 26, 2005 and February 28, 2004, respectively. For the twenty-six week period ended February 26, 2005, the losses from operations of these stores were $726,000, including loss related to store closings of $331,000. For the twenty-six week period ended February 28, 2004 loss from operations of these stores amounted to $449.

Liquidity and Capital Resources

As of February 26, 2005, we had an aggregate working capital deficiency of $7,367,000 compared to an aggregate working capital deficiency of $1,036,000 at August 28, 2004 and had available cash and cash equivalents of $7,757,000 compared to $3,294,000 at August 28, 2004. The increase in cash and cash equivalents is a result of extended payment terms with our principal suppliers.
In addition, we held $1,575,000 of insurance proceeds received in connection with the settlement of the derivative litigation, pending remittance to plaintiff's attorneys, as of February 26, 2005.

On February 4, 2005, the United States District Court for the Eastern District of New York issued an Order and Final Judgment approving the settlement of certain previously disclosed derivative litigation actions commenced against us and a number of our affiliates and other related parties in December 1994. In connection with the settlement, the court approved a series of agreements (the "Settlement Agreements") that we entered into with a related private company on July 6, 2001, which were designed to settle the derivative actions among such private company, certain of our current and former officers and directors, former accounting firms and us. We have been operating under an Interim Operating Agreement designed to implement certain provisions of the Settlement Agreements. Effectiveness of the Settlement Agreements is subject to certain conditions,
including the court's approval.   We expect to take the
additional steps necessary to consummate the settlement and thereby effectuate Settlement Agreements by the end of April 2005.

On March 4, 2005, the law firm of Schoengold Sporn Laitman & Lometti ("Schoengold Sporn"), which represented the plaintiffs in one of the derivative actions, wrote to the court seeking permission to move to vacate and/or modify the Order and Final Judgment and to make an application for attorneys' fee, on the grounds that the settlement was improperly negotiated by the law firm of Abbey Gardy LLP ("Abbey Gardy"), attorneys for certain of the plaintiffs, and without the knowledge Schoengold Sporn and another law firm representing the plaintiffs, Kaplan Fox. Abbey Gardy wrote a letter to the court in opposition to the letter submitted by Schoengold Sporn.

On March 29, 2005, our counsel made a motion to stay the implementation of the settlement, and most particularly, the payment to the law firm of Feder Kaszovitz Isaacson Weber Skala & Bass, pending the resolution of Schoengold Sporn's motion. The court denied our counsel's request and set a briefing schedule for Schoengold Sporn's motion.

We continue to fund the operations of certain of our limited partnership licensees whose results are included in our consolidated financial statements, some of which continue to generate operating losses. Any such losses have been consolidated in our consolidated financial statements. It is our intention to continue to fund these operations in the future. Pursuant to the Settlement Agreements, we are in the process of acquiring 100% of such limited partnerships.

As of February 26, 2005, we had net receivables of $2,859,000 from the private company. As of such date, we have fully reserved uncollected amounts, which totaled an additional $4,722,000. Pursuant to the Settlement Agreements, the private company will execute three promissory notes to us in the aggregate principal amount of $2,600,000, including a note in the principal amount of $200,000 due over three years and bearing interest at 6% per annum, a note in the principal amount of $1,400,000 due over five years and bearing interest at 6% per annum, and a note in the principal amount of $1,000,000 due over five years without interest.

Starting in 1995, we entered into agreements with the private company that permit us to offset our current monthly obligations to one another for an amount up to $1,000,000. Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of these offset agreements, all current obligations of the private company and the unconsolidated licensees as of February 28, 2004, were paid. Additionally, as part of such agreements, the private company, in November 1995, agreed to assume certain liabilities owed to us by the unconsolidated licensees. As described above, our receivables from the private company and the unconsolidated licensees, which arose in fiscal 1996 and prior years, had been reserved.

We opened one store and closed thirteen stores during the twenty-six weeks ended February 26, 2005. We spent $275,000 for capital expenditures during such twenty-six week period and we anticipate capital expenditures approximating $100,000 during the balance of fiscal 2005 to support the maintenance of existing facilities.
We do not anticipate needing outside financing for such maintenance.

The furniture industry has experienced a significant change in source of supply, which has resulted in a reduction in unit prices for customers, which impacts revenues. We experienced various delays effectuating our new supply chain that had been moved from Italy to China. This impeded additional sales growth through fiscal 2004 until February 2005. The supply chain is now in place and believe we have a clear marketing strategy that will capitalize on this supply chain shift.

We expect to benefit from an amendment to the Interim Operating Agreement with the private company whereby the private company has waived all shortfall payments due from us under the Agreement commencing January 2005 through the end of fiscal 2007. That payment amounted to $1,201,000 in fiscal 2004. The Amendment also eliminates the royalty payment of $400,000 commencing January 2005 running until the effective date of the settlement, which we expect to be at the end of April 2005.

We anticipate generating positive operating cash flow for the year ending August 27, 2005. This is to be achieved through the combined effects of expected benefits from our new supply chain, the waiver of shortfall payments and the closing of unprofitable stores. In the opinion of management, cash on hand and cash flow from operations will be adequate to fund operations during the current fiscal year.

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

                             PART II

                        OTHER INFORMATION

Item 1.   Legal Proceedings.

     On February 4, 2005, the United States District Court for the Eastern District of New York issued an Order and Final Judgment approving the settlement of certain previously disclosed derivative litigation actions commenced against us and a number of our affiliates and other related parties in December 1994. In connection with the settlement, the court approved a series of agreements (the "Settlement
Agreements") that we entered into with a related private company on July 6, 2001, which were designed to settle the derivative actions among such private company, certain of our current and former officers and directors, former accounting firms and us. We have been operating under an Interim Operating Agreement designed to implement certain provisions of the Settlement Agreements. Effectiveness of the Settlement Agreements is subject to certain conditions,
including the court's approval.   We expect to take the
additional steps necessary to consummate the settlement and thereby effectuate Settlement Agreements by the end of April 2005.

     On March 4, 2005, the law firm of Schoengold Sporn Laitman & Lometti ("Schoengold Sporn"), which represented the plaintiffs in one of the derivative actions, wrote to the court seeking permission to move to vacate and/or modify the Order and Final Judgment and to make an application for attorneys' fee, on the grounds that the settlement was improperly negotiated by the law firm of Abbey Gardy LLP ("Abbey Gardy"), attorneys for certain of the plaintiffs, and without the knowledge Schoengold Sporn and another law firm representing the plaintiffs, Kaplan Fox. Abbey Gardy wrote a letter to the court in opposition to the letter submitted by Schoengold Sporn.

     On March 29, 2005, our counsel made a motion to stay the implementation of the settlement, and most particularly, the payment to the law firm of Feder Kaszovitz Isaacson Weber Skala & Bass, pending the resolution of Schoengold Sporn's motion. The court denied our counsel's request and set a briefing schedule for Schoengold Sporn's motion.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

               None.


Item  3.  Defaults Upon Senior Securities.

               None.


Item  4.  Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders, which was held on February
8, 2005, our stockholders:

(1)  Elected five nominees for directors to serve for a term ending in 2006;
(2) Ratified the appointment of Eisner LLP as our independent auditors and public accountants for the fiscal year ended
     August 27, 2005.

The following tables show the common stock votes cast with respect to the proposals identified above:


                                       Withheld
     Election of Directors:     For    Authority
     Harley J. Greenfield    4,846,225  221,155
     Edward Bohn             5,036,825   30,555
     Kevin Coyle             5,036,825   30,555
     Rami Abada              5,036,825   30,555
     Mark Berman             5,036,825   30,555
     Total All Directors    24,993,525  343,375



     Proposal 2                    For       Against   Abstentions
     Appointment of Eisner LLP   5,052,228    9,408       5,744


Item  5.  Other Information.

               None.


Item  6.  Exhibits

The following exhibits are filed with this report:

4.1 Warrant dated as of March 30, 2005 issued to Kenneth Grossman

10.1 Executive Compensation Arrangements

10.2 Director Compensation Arrangements

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



                          JENNIFER CONVERTIBLES, INC.


April 12, 2005            By: /s/Harley J. Greenfield
                              Harley J. Greenfield, Chairman of
                              the Board and Chief Executive Officer

April 12, 2005            By: /s/Rami Abada
                              Rami Abada, Chief Financial Officer
                              and Chief Operating Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION


4.1                      Warrant dated as of
                         March 30, 2005 issued to Kenneth
                         Grossman

10.1                     Executive Compensation Arrangements

10.2                     Director Compensation Arrangements

31.1                     Certification of Chief Executive Officer *

31.2                     Certification of Chief Financial Officer *

32.1 Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 *

32.2 Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 *



*  Filed herewith.

                                                      EXHIBIT 4.1





THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAW OF ANY STATE AND MAY NOT BE SOLD OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT AND APPLICABLE STATE SECURITIES LAWS OR PURSUANT TO AN APPLICABLE EXEMPTION TO THE REGISTRATION REQUIREMENTS OF SUCH ACT OR SUCH LAWS.

THIS WARRANT IS EXERCISABLE UNTIL 5:00 P.M., NEW YORK CITY TIME,
ON THE EXPIRATION DATE (AS DEFINED HEREIN).

                      Date:  March 30, 2005



                       WARRANT TO PURCHASE
                          COMMON SHARES
                               OF
                   JENNIFER CONVERTIBLES, INC.

             TRANSFER RESTRICTED -- SEE SECTION 5.2

     This certifies that, for good and valuable consideration, Kenneth S. Grossman (the "Warrantholder"), is entitled to purchase from Jennifer Convertibles, Inc., a Delaware corporation (the "Company"), subject to the terms and conditions hereof, at any time during the Exercise Period (as defined herein), 150,000 fully paid Common Shares stated above at the Exercise Price. The Exercise Price and the number of shares purchasable hereunder are subject to adjustment from time to time as provided in Article III hereof.

                           ARTICLE 1.

     Section 1.1 Definition of Terms. As used in this Warrant, the following capitalized terms shall have the following respective meanings:

          (a) Business Day: A day other than a Saturday, Sunday or other day on which banks in the State of New York are authorized by law to remain closed.

          (b) Common Shares: Shares of Common Stock, par value $.01 per share, of the Company.

          (c) Common Shares Equivalents: Securities that are convertible into or exercisable for Common Shares.

          (d)  Conversion Date:  See Section 2.2.4(b).

                                                      EXHIBIT 4.1

          (e)  Conversion Right:  See Section 2.2.4(a).

          (f)  Converted Warrant Shares:  See Section 2.2.4(a).

          (g)  Determination Date:  See Section 2.2.4(c).

          (h)  Exchange Act:  The Securities Exchange Act of 1934, as amended.

          (i) Exercise Period: The period commencing on the date hereof as to 50,000 Warrants, the period commencing on the first anniversary of the date hereof as to an additional 50,000
Warrants and the period commencing on the second anniversary of the date hereof as to the final 50,000 Warrants and each such period ending on the Expiration Date. The Exercise Period for all the Warrants shall be automatically accelerated to commence on the earlier to occur of (i) the date the Consulting Agreement dated of even date herewith between the Warrantholder and the Company is terminated (for any reason, including death or disability) or (ii) the date that the closing price of the Common
Shares exceeds $7.00 per share for five (5) consecutive trading days.

          (j) Exercise Price: The price per Warrant Share shall equal $2.37, as such price may be adjusted from time to time pursuant to Article III hereof

          (k) Expiration Date: 5:00 P.M., New York City time, on the tenth anniversary of the date hereof, or if such day is not a Business Day, the next succeeding day which is a Business Day.

          (l) Person: An individual, partnership, joint venture, corporation, trust, unincorporated organization or government or any department or agency thereof.

          (m) SEC: The Securities and Exchange Commission or any other federal agency at the time administering the Securities Act or the Exchange Act.

          (n)  Securities Act:  The Securities Act of 1933, as amended.

          (o)  Transfer:  See Section 5.2.

          (p)  Warrant(s):  The Warrants represented by this certificate.

          (q) Warrantholder: The person(s) or entity(ies) to whom this Warrant is originally issued, or any successor in interest thereto, or any assignee or transferee thereof, in whose name this Warrant is registered upon the books to be maintained by the Company for that purpose.

          (r) Warrant Shares: Common Shares, Common Share Equivalents and other securities purchased or purchasable upon exercise of the Warrants. For purposes of Section 4.4, the term also includes
Common Shares issued or issuable to the Warrantholder based upon Common Shares obtained pursuant to any provision hereof.

                                                      EXHIBIT 4.1
                           ARTICLE 2.

                Duration and Exercise of Warrant

     Section 2.1 Duration of Warrant. The Warrantholder may exercise this Warrant (as to vested Warrants) at any time during the appropriate Exercise Period. If this Warrant is not exercised on or prior to the Expiration Date, it shall become void, and all rights hereunder shall thereupon cease.

     Section 2.2    Exercise of Warrant.

               2.2.1 Manner of Exercise; Payment in Cash. This Warrant may be exercised by the Warrantholder, in whole or in part, by surrendering this Warrant, with the purchase form appended hereto as Exhibit A duly executed by the Warrantholder, at the principal office of the Company, or at such other place as the Company may designate, accompanied by payment in full of the Exercise Price payable in respect of the number of Warrant Shares of Warrant Stock purchased upon such exercise. Payment of the Exercise Price shall be in cash or by certified or official bank check payable to the order of the Company or pursuant to a Conversion Right (as defined below) in accordance with Section 2.2.4.

               2.2.2 Effectiveness. Each exercise of this Warrant shall be deemed to have been effected immediately prior to the close of business on the day on which this Warrant shall have been surrendered to the Company as provided in Section 2.2 above. At such time, the person or persons in whose name or names any certificates for Warrant Shares shall be issuable upon such exercise as provided in
     Section 2.2.4 below shall be deemed to have become the holder or holders of record of the Warrant Shares represented by such certificates.

               2.2.3. Delivery of Certificates. As soon as practicable after the exercise of this Warrant in full or in part, and in any event within ten (10) business days thereafter, the Company at its sole expense will cause to be issued in the name of, and delivered to, the Warrantholder, or, subject to the terms and conditions hereof, as such Warrantholder (upon payment by such Warrantholder of any applicable transfer taxes) may direct:

                    (a)  A certificate or certificates for the
          number of full Warrant Shares to which such Warrantholder shall be entitled upon such exercise plus, in lieu of any fractional share to which such Warrantholder would otherwise be entitled, cash in an amount determined pursuant to Section 2.2 hereof, and

                                                      EXHIBIT 4.1



                    (b) In case such exercise is in part only, a new warrant or warrants (dated the date hereof) of like tenor, calling in the aggregate on the face or faces thereof for the number of Warrant Shares (without giving effect to any adjustment therein) equal to the number of such shares called for on the face of this Warrant minus the number of such shares purchased by the Holder upon such exercise as provided in Section
          2.2 above.

               2.2.4     Right to Convert Warrant into Stock: Net
          Issuance.

                    (a)  Right to Convert.  In addition to and
     without limiting the rights of the holder under the terms of this Warrant, the holder shall have the right to convert this Warrant or any portion thereof (the "Conversion Right") into Common Shares as provided in this Section 2.2.4 at any time or from time to time during the term of this Warrant. In lieu of exercising this Warrant by payment of cash, the holder may exercise this Warrant by a cashless exercise in accordance with the provisions of this Section 2.2. Upon exercise of the Conversion Right with respect to a particular number of shares subject to this Warrant (the "Converted Warrant Shares"), the Company shall deliver to the holder (without payment by the holder of any Exercise Price or any cash or other consideration) that number of shares of fully paid and nonassessable Common Shares equal to the quotient obtained by dividing (X) the value of this Warrant (or the specified portion hereof) on the Conversion Date (as defined in subsection (b) hereof), which value shall be determined by subtracting (A) the aggregate Exercise Price of the Converted Warrant Shares immediately prior to the exercise of the Conversion Right from (B) the aggregate fair market value of the Converted Warrant Shares issuable upon exercise of this Warrant (or the specified portion hereof) on the Conversion Date (as herein defined) by (Y) the fair market value of one share of Common Stock on the Conversion Date (as herein defined).

     Expressed as a formula, such conversion shall be computed as follows:

     X    =    B-A

                 Y

     where: X = the number of shares of Common Stock that may be issued to holder

               Y = the fair market value (FMV) of one share of
                   Common Stock

               A = the aggregate Warrant Price (Converted Warrant
                   Shares x Purchase Price)

               B = the aggregate FMV (i.e., FMV x Converted
                   Warrant Shares)

                                                      EXHIBIT 4.1

No fractional shares shall be issuable upon exercise of the Conversion Right, and, if the number of shares to be issued determined in accordance with the foregoing formula is other than a whole number, the Company shall pay to the holder an amount in cash equal to the fair market value of the resulting fractional share of the Conversation Date (as herein defined).

                    (b)  Method of Exercise.  The Conversion
     Right may be exercised by the holder by the surrender of this Warrant at the principal office of the Company together with the Purchase Form in the form attached hereto as Exhibit B duly completed and executed and indicating the number of shares subject to this Warrant which are being surrendered (referred to in Section 2.2.4(a) hereof as the Converted Warrant Shares) in exercise of the Conversion Right. Such conversion shall be effective upon receipt by the Company of this Warrant together with the aforesaid written statement, or on such later date as is specified therein (the "Conversion Date"). Certificates for the shares issuable upon exercise of the Conversion Right and, if applicable, a new Warrant evidencing the balance of the shares remaining subject to this Warrant, shall be issued as of the Conversion Date and shall be delivered to the holder within thirty (30) days following the Conversion Date.

                    (c) Determination of Fair Market Value. For purposes of this Section 2.2, "fair market value" of a share of Common Shares as of a particular date (the "Determination
     Date") shall mean:

                         (i)  If traded on a securities exchange,
               the fair market value of the Common Shares shall be deemed to be the average of the closing prices of the Common Shares on such exchange over the five-day period ending one business day prior to the Determination Date or, if less, such number of days as the Common Shares has been traded on such exchange;

                         (ii) If traded over-the-counter, the
               fair market value of the Common Shares shall be deemed to be the average of the closing bid prices of the Common Shares over the five-day period ending one business day prior to the Determination Date or, if less, such number of days as the Common Shares has been traded over-the-counter; and

                         (iii)     If there is no public market
               for the Common Shares, then fair market value shall be determined in good faith by the Board of Directors of the Company.

     Section 2.3 Reservation of Shares. The Company hereby agrees that at all times there shall be reserved for issuance and delivery upon exercise of this Warrant such number of Common
Shares or other shares of capital stock of the Company as are from time to time issuable upon exercise of this Warrant. All such shares shall be duly authorized, and when issued upon such exercise, shall be validly issued and fully paid, free and clear of all liens and security interests and free and clear of all preemptive rights.

                                                      EXHIBIT 4.1

     Section 2.4 Fractional Shares. The Company shall not be required to issue any fraction of a share of its capital stock in connection with the exercise of this Warrant, and in any case where the Warrantholder would, except for the provisions of this
Section 2.4, be entitled under the terms of this Warrant to receive a fraction of a share upon the exercise of this Warrant, the Company shall, upon the exercise of this Warrant and receipt of the Exercise Price (as adjusted to cover the balance of the share), issue the larger number of whole shares purchasable upon exercise of this Warrant. The Company shall not be required to make any cash or other adjustment in respect of such fraction of a share to which the Warrantholder would otherwise be entitled.

     Section 2.5 Listing. Prior to the issuance of any Common Shares upon exercise of this Warrant, the Company shall secure the listing of such Common Shares upon each national securities exchange or automated quotation system, if any, upon which Common Shares are then listed (subject to official notice of issuance upon exercise of this Warrant) and shall maintain, so long as any other Common Shares shall be so listed, such listing of all Common Shares from time to time issuable upon the exercise of this Warrant; and the Company shall so list on each national securities exchange or automated quotation system, and shall maintain such listing of, any other shares of capital stock of the Company issuable upon the exercise of this Warrant if and so long as any shares of the same class shall be listed on such national securities exchange or automated quotation system.

                           ARTICLE 3.

 Adjustment of Warrant Shares Purchasable and of Exercise Price

     The Exercise Price and the number and kind of Warrant Shares shall be subject to adjustment from time to time upon the happening of certain events as provided in this Article III.

     Section 3.1    Mechanical Adjustments.

          (a) If at any time prior to the exercise of this Warrant in full, the Company shall (1) declare a dividend or make a distribution on the Common Shares payable in shares of its capital stock (whether Common Shares or shares of capital stock of any other class); (ii) subdivide, reclassify or recapitalize its outstanding Common Shares into a greater number of shares; or
(iii) combine, reclassify or recapitalize its outstanding Common
Shares into a smaller number of shares; the Exercise Price in effect at the time of the record date of such dividend, distribution, subdivision, combination, reclassification or recapitalization shall be adjusted so that it shall equal the price determined by multiplying the Exercise Price in effect immediately prior thereto by a fraction, of which the numerator shall be the number of shares of Common Stock outstanding

                                                      EXHIBIT 4.1


immediately before such dividend, distribution, subdivision, combination or reclassification, and of which the denominator shall be the number of shares of Common Stock outstanding immediately after such dividend, distribution, subdivision, combination or reclassification. Any adjustment required by this paragraph 3.1 (a) shall be made successively immediately after the record date, in the case of a dividend or distribution, or the effective date, in the case of a subdivision, combination, reclassification or recapitalization, to allow the purchase of such aggregate number and kind of shares.

     (b) Whenever the Exercise Price payable upon exercise of each Warrant is adjusted pursuant to paragraph (a) of this Section
3.1, the Warrant Shares shall simultaneously be adjusted by multiplying the number of Warrant Shares initially issuable upon exercise of each Warrant by the Exercise Price in effect on the date of such adjustment and dividing the product so obtained by the Exercise Price, as adjusted.

     (c) No adjustment in the Exercise Price shall be required unless such adjustment would require an increase or decrease of at least
1% in such price; provided, however that any adjustments which by reason of this paragraph (c) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Section 3.1 shall be made to the nearest cent or to the nearest one-hundredth of a share, as the case may be. Notwithstanding anything in this Section 3.1 to the contrary, the Exercise Price shall not be reduced to less than the then-existing par value of the Common Shares as a result of any adjustment made hereunder, provided that the Company shall take all such action as may be required to assure that the par value per share of the Warrant Shares is at all times equal to or less than the effective Exercise Price.

     (d) In the event that at any time, as a result of any adjustment made pursuant to Section 3.1(a), the Warrantholder thereafter shall become entitled to receive any shares of the Company other than Common Shares, thereafter the number of such other shares so receivable upon exercise of any Warrant shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Shares contained in Section 3.1(a) or this paragraph
3.1(d).

     Section 3.2 Notice of Adjustment. Whenever the number of Warrant Shares or the Exercise Price is adjusted as herein provided, the Company shall promptly prepare and deliver forthwith to the Warrantholder a certificate signed by its President, and by any Vice President, Treasurer or Secretary, setting forth the adjusted number of shares purchasable upon the exercise of this Warrant and the Exercise Price of such shares after such adjustment, setting forth a brief statement of the facts requiring such adjustment and setting forth the computation by which such adjustment was made.

     Section 3.3 No Adjustment for Dividends. Except as provided in Section 3.1 of this Agreement no adjustment in respect of any cash dividends shall be made during the term of this Warrant or upon the exercise of this Warrant.

     Section 3.4 Form of Warrant After Adjustments. The form of this Warrant need not be changed because of any adjustments in the Exercise Price or the number or kind of the Warrant Shares,

                                                      EXHIBIT 4.1


and Warrants theretofore or thereafter issued may continue to express the same price and number and kind of shares as are stated in this Warrant, as initially issued.

     Section 3.5 Treatment of Warrantholder. Prior to due presentment for registration of transfer of this Warrant, the Company may deem and treat the Warrantholder as the absolute owner of this Warrant (notwithstanding any notation of ownership or other writing hereon) for all purposes and shall not be affected by any notice to the contrary.

     Section 3.6 Consolidation, Merger or Sale of Assets. In addition to any other rights of the Warrantholder set forth herein, in case any consolidation of the Company with, or merger of the Company into, any other Person, any merger of another Person into the Company (other than a merger which does not result in any reclassification, conversion, exchange or cancellation of outstanding Common Shares) or any sale or transfer of all or substantially all of the assets of the Company to the Person formed by such consolidation or resulting from such merger or which acquires such assets, as the case may be, the Warrantholder shall have the right thereafter to exercise this Warrant for the kind and amount of securities, cash and other property receivable upon such consolidation, merger, sale or transfer by a holder of the number of Common Shares for which this Warrant could have been exercised immediately prior to such consolidation, merger, sale or transfer. Adjustments for events subsequent to the effective date of such a consolidation, merger and sale of assets shall be as nearly equivalent as may be practicable to the adjustments provided for in this Warrant. In any such event, effective provisions shall be made in the certificate of incorporation (or other charter documents) of the resulting or surviving corporation, in any contract of sale, conveyance, lease or transfer or otherwise so that the provisions set forth herein for the protection of the rights of the Warrantholder shall thereafter continue to be applicable; and any such surviving or resulting corporation shall expressly assume the obligation to deliver, upon exercise, such shares of. stock, other securities, cash and/or property to which the Warrantholder would be entitled. The provisions of this Section 3.6 shall similarly apply to successive consolidations, merger, sales, leases or transfers.

                           ARTICLE 4.

      Other Provisions Relating to Rights of Warrantholder

     Section 4.1 No Rights as Shareholders; Notice to Warrantholders. Nothing contained in this Warrant shall be construed as conferring upon the Warrantholder or his or its transferees the right to vote or to receive dividends or to consent or to receive notice as a shareholder in respect of any meeting of shareholders for the election of directors of the Company or any other matter, or any rights whatsoever as shareholders of the Company provided that upon receipt of a written request from a Warrantholder the Company agrees to deliver promptly to such Warrantholder a copy of its most recent publicly available financial statements. The Company shall give notice to the Warrantholder by registered mail if at any time prior to the expiration or exercise in full of the Warrants, any of the following events shall occur:

                                                      EXHIBIT 4.1

          (a) the Company shall authorize the payment of any dividend payable in any securities upon Common Shares or authorize the making of any distribution (other than a cash dividend subject to the parenthetical set forth in Section 3.1 (c) to all holders of Common Shares);

          (b) the Company shall authorize the issuance to all holders of Common Shares of any additional Common Shares or Common Share
Equivalents or of rights, options or warrants to subscribe for or purchase Common Shares or Common Share Equivalents or of any other subscription rights, options or warrants;

          (c) a dissolution, liquidation or winding up of the Company (other than in connection with a consolidation, merger, or sale or conveyance of the property of the Company as an entirety or substantially as an entirety), or

          (d) a capital reorganization or reclassification of the Common Shares (other than a subdivision or combination of the outstanding Common Shares and other than a change in the par value of the Common Shares) or any consolidation or merger of the Company with or into another corporation (other than a consolidation or merger in which the Company is the surviving corporation and that does not result in any reclassification or change of Common Shares outstanding) or in the case of any sale or conveyance to another corporation of the property of the Company as an entirety or substantially as an entirety.

Such giving of notice shall be initiated at least 10 Business Days prior to the date fixed as a record date or effective date or the date of closing of the Company's share transfer books for the determination of the shareholders entitled to such dividend, distribution or subscription rights, or for the determination of the shareholders entitled to vote on such proposed merger, consolidation, sale, conveyance, dissolution, liquidation or winding up. Such notice shall specify such record date or the date of closing the share transfer books, as the case may be. Failure to provide such notice shall not affect the validity of any action taken in connection with such dividend, distribution or subscription rights, or proposed merger, consolidation, sale, conveyance, dissolution, liquidation or winding up.

     Section 4.2 Lost, Stolen, Mutilated or Destroyed Warrants. If this Warrant is lost, stolen, mutilated or destroyed, the Company may, on such terms as to indemnity or otherwise as it may in its discretion impose (which shall, in the case of a mutilated
Warrant, include the surrender thereof), issue a new Warrant of like denomination and tenor as, and in substitution for, this Warrant.

     Section 4.3 No Dilution or Impairment. The Company will not, by amendment of its Certificate of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the holder of this Warrant against

                                                      EXHIBIT 4.1

dilution or other impairment. Without limiting the generality of the foregoing, the Company (a) will not increase the par value of any shares of stock receivable on the exercise of this Warrant above the amount payable therefor on such exercise, (b) will at all times reserve and keep available the maximum number of its authorized Common Shares, free from all preemptive rights therein, which will be sufficient to permit the exercise of this Warrant, and (e) will take all such action as may be necessary or appropriate in order that all Common Shares as may be issued pursuant to the exercise of this Warrant will, upon issuance, be duly and validly issued, fully paid and nonassessable, and free from all liens, claims and encumbrances with respect to the issuance thereof.

     Section 4.4 Registration Rights. The Company hereby grants the Warrantholder the following registration rights for the Warrants and the Warrant Shares (collectively, the "Registrable
Securities"):

          (a) The Company agrees that from the date hereof through the Expiration Date, the Warrantholder shall be entitled to registration rights consisting of one "demand" and two "piggy back" registration rights, at the Warrantholder's election, to have all or any portion of the Registrable Securities included in a registration statement to be filed by the Company with the Securities and Exchange Commission, provided, in the case of a "piggy back" request, that the registration statement being filed by the Company is not inappropriate for the Registrable
Securities such as a Form S-4 or S-8.   These registration rights
shall attach to the Registrable Securities and survive any transfer by the Warrantholder. The obligation of the Company to register the Registrable Securities as requested or demanded (as the case may be) shall be satisfied only at such time as a registration statement covering the number of Registrable Securities specified by the Warrantholder in its demand or request shall be declared effective by the Securities and Exchange Commission. The Company shall give the Warrantholder at least 30 days notice prior to its filing a form of registration statement appropriate for the Registrable Securities.


          (b) The Company shall pay all Registration Expenses (as defined below) incurred in connection with the registration statement(s) filed pursuant hereto. Registration Expenses shall mean all expenses incurred by the Company in complying with its registration obligations including, without limitation, all registration, qualifications and filing fees, "blue sky" fees and expenses, printing expenses, fees and disbursements of counsel and independent public accountants for the Company, fees of the National Association of Securities Dealers, Inc., transfer taxes, escrow fees, fees of transfer agents and registrars and costs of insurance.


          (c) The Company shall indemnify and hold harmless the Warrantholder and his agents, attorneys and representatives against any losses, claims, damages or liabilities or actions in respect thereof, joint or several, to any of them who may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages, liabilities or actions (i) arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in any registration statement under which the Registrable Securities were registered

                                                      EXHIBIT 4.1



under the Securities Act, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereof, (ii) arise out of or are based upon the omission or alleged omission to state therein or necessary to make the statements therein not misleading or (iii) arise out of or are based upon any violation by the Company of any rule or regulation promulgated under the Securities Act or the Exchange Act and will reimburse them for any legal or other expenses incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the Company will not be liable in any such case if and to the extent that any such loss, claim, damage, liability or action arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in reliance upon and in conformity with information furnished to the Company by or on behalf of the Warrantholder in writing expressly for use in such registration statement or prospectus and the Warrantholder shall indemnify and hold the Company, its officers, directors, stockholders, employees, agents, attorneys and representatives harmless from and against any and all losses, claims, damages, liabilities or actions which any of them may incur that are based upon the inclusion of such information in such registration statement or prospectus, up to the amount of any profit actually realized by the Warrantholder upon the exercise of the Warrants and the sale of the underlying Warrant Shares.


          (d) Notwithstanding the above, in the event of a "piggy back" registration, if the managing underwriter or underwriters of any offering described herein shall advise the Company that the inclusion of the Registrable Securities would adversely effect the proposed offering, the amount of Registrable Securities to be included in such offering shall be reduced by the amount recommended by such managing underwriter or underwriters; provided, that such reduction in amount shall be pro rata with the reduction in amount of Common Shares of any other person (including entities) to be included in such offering, including the Company in the event the registration statement was precipitated by a person's exercise of "demand" registration rights. In any such event, the Warrantholder shall be granted an additional "piggy back" registration right for each time its requested number of Registrable Shares is cut back pursuant hereto.

                           ARTICLE 5.

     Split-Up, Combination Exchange and Transfer of Warrants

     Section 5.1 Split-Up, Combination and Exchange of Warrants. Subject to the provisions of Section 5.2 hereof, this Warrant may be split up, combined or exchanged for another Warrant or Warrants containing the same terms to purchase a like aggregate number of Warrant Shares. If the Warrantholder desires to split up, combine or exchange this Warrant, the Warrantholder shall make such request in writing delivered to the Company and shall surrender to the Company this Warrant and any other Warrants to be so split up, combined or exchanged. Upon any such surrender for a split up, combination or exchange, the Company shall execute and deliver to the person entitled thereto a Warrant or Warrants, as the case may be, as so requested. The Company shall not be required to effect any split up, combination or exchange

                                                      EXHIBIT 4.1



which will result in the issuance of a Warrant entitling the Warrantholder to purchase upon exercise a fraction of a Common Share or a fractional Warrant. The Company may require such Warrantholder to pay a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any split up, combination or exchange of Warrants.

     Section 5.2 Transfer of Warrants and Warrant Shares. The Warrantholder, by acceptance hereof, represents that it is acquiring this Warrant with the intent of holding such securities for investment for its own account and not with a view to participating directly or indirectly in a distribution thereof, and acknowledges that the Warrants and the Warrant Shares may not be sold, hypothecated or transferred except (i) pursuant to an effective statement or an exemption from registration pursuant to the Securities Act (it being understood by the Warrantholder that the Warrants and the Warrant Shares are not now so registered),
(ii) in compliance with state securities and blue sky laws, and
(iii) pursuant to an opinion of the Warrantholder's counsel (a copy of which opinion shall be delivered to the Company) to such effect in form and substance satisfactory to the Company.

                           ARTICLE 6.

                          Other Matters

     Section 6.1 Counterparts. This Warrant may be executed in any number of counterparts and by the parties hereto in separate counterparts, each of which so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

     Section 6.2 Governing Law. This Warrant shall be governed by and construed in accordance with the laws of the State of New
York without reference to such State's conflicts of laws principles.

     Section 6.3 Severability. In the event that any one or more of the provisions contained herein, or the application thereof in any circumstances, is held invalid, illegal or unenforceable, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions contained herein shall not be affected or impaired thereby.

     Section 6.4 Attorneys' Fees. In any action or proceeding brought to enforce any provisions of this Warrant or where any provision hereof or thereof is validly asserted as a defense, the successful party shall be entitled to recover reasonable attorneys' fees and disbursements in addition to its costs and expenses and any other available remedy.

     Section 6.5 Notice. Any notices or certificates by the Company to the Warrantholder and by the Warrantholder to the Company shall be deemed delivered if in writing and delivered in person or by registered mail (return receipt requested) as follows: if to the Warrantholder, addressed to such Warrantholder at his, her, or its address set forth in the records of the Company; and if to the Company, addressed to it at 331 Route 4 West, Paramus, New Jersey. The Company may change

                                                      EXHIBIT 4.1



its address by written notice to the Warrantholder and the Warrantholder may change its address by written notice to the Company.

          [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                                      EXHIBIT 4.1



     IN WITNESS WHEREOF, this Warrant has been duly executed by the Company as of the date first written above.



                              JENNIFER CONVERTIBLES, INC.


                          By:
                              Name:     Harley J. Greenfield
                              Title:    Chief Executive Officer

                           ASSIGNMENT

(To be executed only upon assignment of Warrant Certificate)

     For value received, _________________________ hereby sells, assigns and transfers unto __________________________ the within Warrant Certificate, together with all right, title and interest therein, and does hereby irrevocably constitute and appoint ____________________ _________________ attorney, to transfer said
Warrant Certificate on the books of the within-named Company with respect to the number of Warrants set forth below, with full power of substitution in the premises:

      Name of Assignee(s)           Address            No.    of
                                                       Warrants













And if said number of Warrants shall not be all the Warrants represented by the Warrant Certificate, a new Warrant Certificate is to be issued in the name of said undersigned for the balance remaining of the Warrants represented by said Warrant
Certificate.



Dated:



                              Note:  The above signature should
                              correspond exactly with the name on
                              the face of this Warrant
                              Certificate.

                            EXHIBIT B

                          PURCHASE FORM


To:  JENNIFER CONVERTIBLES, INC.

     The undersigned pursuant to the provisions set forth in the attached Warrant hereby irrevocably elects to (check one):

_____          (A)  purchase ___ shares of the
               Common Stock, par value $0.01 per share, of Jennifer Convertibles, Inc. (the "Common Stock"), covered by such Warrant and herewith makes payment of $_____, representing the full purchase price for such shares at the price per share provided for in such Warrant; or

_____          (B)  convert ___  Converted Warrant
               Shares into that number of shares of fully paid and nonassessable shares of Common Stock, determined pursuant to the provisions of Section
               2.2.4 of the Warrant.

     The Common Stock for which the Warrant may be exercised or converted shall be known herein as the "Warrant Stock."

     The undersigned is aware that the Warrant Stock has not been and will not be registered under the Securities Act of 1933, as amended (the "Securities Act") or any state securities laws. The undersigned understands that reliance by the Company on exemptions under the Securities Act is predicated in part upon the truth and accuracy of the statements of the undersigned in this Purchase Form.

     The undersigned represents and warrants that (1) it has been furnished with all information which it deems necessary to evaluate the merits and risks of the purchase of the Warrant Stock, (2) it has had the opportunity to ask questions concerning the Warrant Stock and the Company and all questions posed have been answered to its satisfaction, (3) it has been given the opportunity to obtain any additional information it deems necessary to verify the accuracy of any information obtained concerning the Warrant Stock and the Company and (4) it has such knowledge and experience in financial and business matters that it is able to evaluate the merits and risks of purchasing the Warrant Stock and to make an informed investment decision relating thereto.

     The undersigned hereby represents and warrant that it is purchasing the Warrant Stock for its own account for investment and not with a view to the sale or distribution of all or any part of the Warrant Stock.

     The undersigned understands that because the Warrant Stock has not been registered under the Securities Act, it must continue to bear the economic risk of the investment for an indefinite period of time and the Warrant Stock cannot be sold unless it is subsequently registered under applicable federal and state securities laws or an exemption from such registration is available.

     The undersigned agrees that it will in no event sell or distribute or otherwise dispose of all or any part of the Warrant Stock unless (1) there is an effective registration statement under the Securities Act and applicable state securities laws covering any such transaction involving the Warrant Stock, or (2) the Company receives an opinion satisfactory to the Company of the undersigned's legal counsel stating that such transaction is exempt from registration. The undersigned consents to the placing of a legend on its certificate for the Warrant Stock stating that the Warrant Stock has not been registered and setting forth the restriction on transfer contemplated hereby and to the placing of a stop transfer order on the books of the Company and with any transfer agents against the Warrant Stock until the Warrant Stock may be legally resold or distributed without restriction.

     The undersigned has considered the federal and state income tax implications of the exercise of the Warrant and the purchase and subsequent sale of the Warrant Stock.





                                   Dated:

                                                     EXHIBIT 10.1

               EXECUTIVE COMPENSATION ARRANGEMENTS

The compensation for our principal executive officer and principal financial officer is governed by the terms of preexisting employment agreements with each of these individuals. With respect to the annual salaries of our other executives, the Compensation Committee of the Board of Directors reviews how well these executives are serving the Company's goals and determines annual compensation for the coming year.
The Compensation Committee also determines annual bonus and stock option awards, if any, to our executive officers.

Listed below are salaries and bonuses for our executive officers that were awarded during fiscal 2004 and the salaries that have been established for fiscal 2005. Bonuses for fiscal 2005 have not yet been determined.


Executive Officer       2004 Salary    2004 Bonus`     2005 Salary

Harley J. Greenfield      $440,700       $4,865          $350,000

Rami Abada                $542,800       $4,865          $350,000

Edward B. Seidner         $300,000          -            $275,000

Kevin Mattler             $131,000      $20,582          $151,000

Leslie Falchook           $116,000          -            $116,000

                                                     EXHIBIT 10.2

               DIRECTOR COMPENSATION ARRANGEMENTS

Pursuant to our existing Board of Directors Compensation Plan, we pay each non-employee director an annual fee of $10,000 (payable quarterly in arrears); the chairman of the Audit Committee is also entitled to an annual fee of $50,000 (payable quarterly in arrears). In addition, each Board and Committee member is entitled to a fee for each board or committee meeting of $500 for attendance. Ordinary and necessary expenses incurred in attending Board and Committee meetings are reimbursed.

Directors who are not employees of the Company or any of our affiliates may also be entitled to receive options under our Stock Option Plan. During fiscal 2004, we did not grant any options to non-employee directors for their Board service.

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


Date:  April 12, 2005            /s/ Harley J. Greenfield
                                 Harley J. Greenfield, Chief Executive Officer

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


Date:  April 12, 2005         /s/Rami Abada
                              Rami Abada, Chief Financial Officer

                         EXHIBIT 32.1

          Certification of Principal Executive Officer
                 Pursuant to U.S.C. Section 1350
 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Harley J. Greenfield, Chief Executive Officer of Jennifer Convertibles, Inc., hereby certify, to my knowledge, that the quarterly report on Form 10-Q for the period ending February 26, 2005 of Jennifer Convertibles, Inc. (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Jennifer Convertibles, Inc.


Dated: April 12, 2005                   /s/ Harley J. Greenfield
                                        Harley J. Greenfield
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                          EXHIBIT 32.2

          Certification of Principal Financial Officer
                 Pursuant to U.S.C. Section 1350
 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Rami Abada, Chief Financial Officer of Jennifer Convertibles, Inc., hereby certify, to my knowledge, that the quarterly report on Form 10-Q for the period ending February 26, 2005 of Jennifer Convertibles, Inc. (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Jennifer Convertibles, Inc.


Dated: April 12, 2005                        /s/ Rami Abada
                                             Rami Abada
                                             Chief Financial Officer
                                             (Principal Financial Officer)