Form 10-Q
period 2005-05-28
JENNIFER CONVERTIBLES INC
filed 2005-07-12
CIK 806817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D C.  20549
                            FORM 10-Q

     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended May 28, 2005

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

                       Yes             No     X

As of July 12, 2005, 5,793,058 shares of the issuer's common stock, par value $.01, were outstanding.

          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
                              Index

Part I - Financial Information

     Item 1. - Financial Statements (Unaudited)

     Consolidated Balance Sheets at May 28, 2005  (Unaudited)
     and August 28, 2004.............................................      2

     Comparative Consolidated Statements of Operations
     (Unaudited) for the thirteen and thirty-nine weeks ended
     May 28, 2005 and May 29, 2004...................................      3

     Comparative Consolidated Statements of Cash Flows
     (Unaudited) for the thirty-nine weeks ended
     May 28, 2005 and May 29, 2004...................................      4

     Notes to Unaudited Consolidated Financial Statements............      5

     Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................     14

     Item 3. - Quantitative and Qualitative Disclosures about
          Market Risk................................................     20

     Item 4. - Controls and Procedures...............................     20

Part II - Other Information..........................................     21

     Item 1 - Legal Proceedings......................................     21
     Item 2 - Unregistered Sales of Equity Securities and Use of
              Proceeds...............................................     21
     Item 3 - Defaults Upon Senior Securities........................     21
     Item 4 - Submission of Matters to a Vote of Security Holders....     21
     Item 5 - Other Information......................................     22
     Item 6 - Exhibits ..............................................     22

Signatures ..........................................................     23

Exhibit Index .......................................................     24
Credit Agreement by and among Jennifer Convertibles, Inc., Caye
  Home Furnishings, LLC, Caye Upholstery, LLC and Caye International
  Furnishings, LLC...................................................     25
Security Agreement by and among Jennifer Convertibles, Inc., Caye
  Home Furnishings, LLC, Caye Upholstery, LLC and Caye International
  Furnishings, LLC...................................................     84
Certification of Chief Executive Officer ............................    109
Certification of Chief Financial Officer ............................    110
Certification of Chief Executive Officer ............................    111
Certification of Chief Financial Officer  ...........................    112

     JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

              Consolidated Balance Sheets
           (In thousands, except share data)

                        ASSETS                                 May 28,
                                                                2005       August 28,
                                                             (Unaudited)      2004
Current assets:
  Cash and cash equivalents                                      $7,895      $3,294
  Restricted cash                                                   112         110
  Accounts receivable                                             1,027         935
  Merchandise inventories, net                                   13,647      14,044
  Due from Private Company, net of reserves of $600
    at May 28, 2005 and $4,722 at August 28, 2004                 3,847       3,288
  Federal income tax refund receivable                              -           314
  Deferred tax asset                                                -         1,172
  Prepaid expenses and other current assets                       1,262       1,195

       Total current assets                                      27,790      24,352

Store fixtures, equipment and leasehold improvements,
  at cost, net                                                    2,361       3,032
Annuity contract                                                  1,005       1,088
Deferred lease costs and other intangibles, net                      33          42
Goodwill, net                                                     1,650       1,796
Other assets (primarily security deposits)                          580         607
Deferred tax asset                                                    -         605

                                                                $33,419     $31,522

     LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current liabilities:
  Accounts payable, trade                                       $16,823     $12,812
  Customer deposits                                               9,708       7,878
  Accrued expenses and other current liabilities                  6,154       3,709
  Due to Private Company                                            450         500
  Deferred rent and allowances - current portion                    506         489
       Total current liabilities                                 33,641      25,388

Deferred rent and allowances, net of current portion              3,272       3,320
     Total liabilities                                           36,913      28,708

Commitments and contingencies

Stockholders' Equity (Capital Deficit):
  Preferred stock, par value $.01 per share
      Authorized 1,000,000 shares
      Series A Convertible Preferred-10,000 shares issued
      and outstanding at May 28, 2005 and August 28, 2004
      (liquidation preference $5,000)
      Series B Convertible Preferred-57,381 shares issued and
      outstanding at May 28, 2005 and August 28, 2004
      (liquidation preference $287)                                   1           1
  Common stock, par value $.01 per share
      Authorized 12,000,000 shares at May 28, 2005 and
      August 28, 2004; issued and outstanding 5,783,058 shares
      at May 28, 2005 and 5,713,058 shares at August 28, 2004        57          57
  Additional paid-in capital                                     27,875      27,728
  Accumulated deficit                                           (31,427)    (24,972)
                                                                 (3,494)      2,814

                                                                $33,419     $31,522

See Notes to Consolidated Financial Statements.

   JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

      Consolidated Statements of Operations
        (In thousands, except share data)
               (Unaudited)

                                           Thirteen weeks ended         Thirty-nine
                                                                        weeks ended
                                           May 28,     May 29,      May 28,     May 29,
                                             2005       2004         2005        2004

Revenue:
  Net sales                                $28,564     $31,311      $81,483     $91,694
  Revenue from service contracts             2,083       2,225        5,694       6,492
                                            30,647      33,536       87,177      98,186

Cost of sales, including store
  occupancy, warehousing, delivery
  and service costs                         21,847      22,921       63,779      69,074

Selling, general and administrative
  expenses                                   9,168       8,863       28,355      28,890

Impairment of goodwill                        -            -            146        -

Depreciation and amortization                  290         358          868       1,183

Recovery of prior year receivables
  from the Private Company                  (2,000)         -        (2,000)        -

                                            29,305      32,142       91,148      99,147

Income (loss) from operations                1,342       1,394       (3,971)       (961)

Interest income                                 33          19           83          69

Interest expense                                 1           1            2           3

Income (loss) from continuing
  operations  before income taxes            1,374       1,412       (3,890)       (895)

Income tax expense                              49          29        1,887          91

Income (loss) from continuing operations     1,325       1,383       (5,777)       (986)


Income (loss) from discontinued operations
  (including income (loss) on store
  closings of $31 and ($300) for
  the thirteen and thirty-nine weeks
  ended in 2005, respectively)                  48        (100)        (678)       (549)

Net income (loss)                           $1,373      $1,283      $(6,455)    $(1,535)


Basic income (loss) per common share:
Income (loss) from continuing operations     $0.18       $0.19       $(1.00)     $(0.17)

Income (loss) from discontinued operations    0.01       (0.01)       (0.12)      (0.10)

Net income (loss)                            $0.19       $0.18       $(1.12)     $(0.27)

Diluted income (loss) per common share:
Income (loss) from continuing operations     $0.18       $0.18       $(1.00)     $(0.17)

Income (loss) from discontinued
  operations                                  0.01       (0.01)       (0.12)      (0.10)

Net income (loss)                            $0.19       $0.17       $(1.12)     $(0.27)


Weighted average common shares
  outstanding                            5,783,058   5,713,058    5,767,948   5,713,058

Common shares issuable on conversion
  of Series A participating preferred
  stock                                  1,424,500   1,424,500         -           -

Total weighted average common shares
  outstanding basic income (loss)
  per share                              7,207,558   7,137,558    5,767,948   5,713,058


Effect of potential common share
  issuance:
    Stock options                          103,550     468,427         -           -
    Series B convertible preferred
      stock                                 40,167      40,167         -           -
                                                             -        -
Weighted average common share
  outstanding diluted income (loss)
  per share                              7,351,275   7,646,152    5,767,948   5,713,058

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

   Consolidated Statements of Cash Flows
      (In thousands, except share data)
                (Unaudited)
                                           Thirty-nine weeks ended
                                              May 28,   May 29,
                                                2005      2004

Cash flows from operating activities:
Net loss                                       $(6,455) $(1,535)
Adjustments to reconcile net loss to net
cash provided by (used in)
  operating activities from continuing
    operations:
  Depreciation and amortization                    868    1,182
  Impairment of goodwill                           146      -
  Loss from discontinued operations                678      549
  Loss on disposal of equipment                     14       54
  Gains on annuity contract                        (23)     -
  Deferred rent                                    115     (241)
  Issuance of warrants                               8      -
  (Recovery) of uncollectible amounts due
    from Private Company                        (2,000)     -
  Deferred tax expense                           1,777      -
Changes in operating assets and
  liabilities, net of effects
  from discontinued operations:
  Merchandise inventories-net                      (62)  (2,680)
  Prepaid expenses and other current assets        (68)     159
  Accounts receivable                             (174)    (313)
  Federal income tax receivable                    314      -
  Due from Private Company-net                   1,356     (807)
  Deferred leases costs and other intangibles       (1)     -
  Other assets, net                                 15        1
  Accounts payable trade                         4,010   (2,707)
  Customer deposits                              2,142     (594)
  Accrued expenses and other current liabilities 2,352      789
Net cash provided by (used in) operating
  activities from continuing operations          5,012   (6,143)

Cash flows from investing activities:
 Capital expenditures                             (426)    (449)
 Restricted cash                                    (1)    (110)
 Purchase of annuity contract                       -    (1,080)
 Proceeds from partial redemption of
   annuity contract                                107      -
Net cash (used in) investing activities
  from continuing operations                      (320)  (1,639)

Cash flows from financing activities:
  Proceeds from exercise of stock options          140      -
Net cash provided by financing activities
  from continuing operations                       140      -

Net increase (decrease) in cash and cash
  equivalents from continuing operations         4,832   (7,782)

Net decrease in cash and cash equivalents
  from discontinued operations                    (231)    (499)

Cash and cash equivalents at beginning of
period                                           3,294   12,761

Cash and cash equivalents at end of period      $7,895   $4,480



Supplemental disclosure of cash flow
information:

Income taxes paid                                 $172      $79

Interest paid                                     $  2      $ 2

Write down of reserve for uncollectible
  amounts due from Private Company             $(2,322)     $ -

See Notes to Consolidated Financial Statements.

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-nine Weeks Ended May 28, 2005
             (In thousands, except for share amount)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals plus other adjustments referred to in Note 3) considered necessary for a
fair presentation have been included.   The operating results for
the thirty-nine week period ended May 28, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2005.

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


NOTE 2:   MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost
(determined on the first-in, first-out method) or market and are physically located, as follows:


                         May 28,        August 28,
                          2005             2004
         Showrooms      $ 6,392          $ 6,797
         Warehouses       7,255            7,247
                         13,647           14,044

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-nine Weeks Ended May 28, 2005
             (In thousands, except for share amount)



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

The Company is entitled to royalty income from two stores owned by the Private Company and one store owned by an Unconsolidated Licensee that is managed by the Private Company. Royalty income from the three stores amounted to $27 and $28 for the thirteen weeks ended May 28, 2005 and May 29, 2004, respectively. For the thirty-nine weeks ended May 28, 2005 and May 29, 2004, royalty income amounted to $81 and $83, respectively. Such amounts are included in net sales in the consolidated statements of operations.


NOTE 4:   GOODWILL

Goodwill consists of the excess of cost of the Company's investments in certain subsidiaries over the fair value of net assets acquired. The Company reviews goodwill for impairment annually during the fourth quarter of each year, and also upon

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-nine Weeks Ended May 28, 2005
             (In thousands, except for share amount)


the occurrence of trigger events. The reviews are performed at the store level. Generally fair value represents discounted projected future cash flows. Potential impairment is indicated when the carrying value of a store including goodwill exceeds its fair value. If potential for impairment exists, the fair value of a store is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the store's goodwill. Impairment loss is recognized for any excess of the carrying value of the stores goodwill over the implied fair value.

As a result of the adverse change in the business climate during the thirteen-week period ended February 26, 2005, the Company tested goodwill for impairment. In the six-months ended February 26, 2005 certain stores in Chicago experienced a substantial decline in operating performance and did not meet projected 2005 results. Additionally, the Company has forecasted a further decline in the future operating performance of these stores. The Company recorded a charge of $146 related to the impairment of goodwill for these stores in the thirteen weeks ended February 26, 2005 due to this evaluation. No impairment was indicated during this review of goodwill at other Company stores.


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

On February 4, 2005, the United States District Court for the Eastern District of New York approved the settlement of the derivative lawsuit. In connection with the settlement, the Court approved the series of agreements that the Company entered into with the Private Company as referred to above. Pursuant to the settlement agreements, such agreements became effective April 30, 2005. For a more detailed discussion of the terms of the settlement agreements, please see "Certain Relationships and

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-nine Weeks Ended May 28, 2005
             (In thousands, except for share amount)


Related Transactions" in our Proxy Statement furnished in connection with our Annual Meeting of Stockholders held on February 8, 2005.

In connection with the class action litigation, on November 7, 2003, the Company issued an additional 30,717 shares of Series B Preferred Stock, convertible into 21,501 shares of the Company's Common Stock based on valid proofs of claims. The Series B Preferred Stock shares are non-voting, have a liquidation value of $5.00 per share and accrue dividends at a rate of $.35 per share per annum. Accumulated unpaid dividends for the period from May 1, 2003 through May 28, 2005 on the 57,381 Series B Preferred Stock outstanding amounted to $41. The preferred stock is convertible at the option of the Company at any time after the Common Stock trades at a price of at least $7.00 per share.

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

On April 5, 2004, the Attorney General of the State of New York filed a motion for contempt under New York law in the Supreme Court of the State of New York, County of Albany, alleging non-compliance with an order of the Attorney General's Office obtained in 1998 which enjoined the Company from engaging in certain alleged deceptive business practices. In the motion, the Attorney General sought a court order holding the Company in civil and criminal contempt for violations of the 1998 order and a fine in the amount of $5 per day for each day it has allegedly disobeyed the 1998 order and certain other fees, as well as an unspecified amount of monetary damages to the petitioners. On July 8, 2004, the Company and the State of New York reached an agreement to settle the suit for a total of $277, which covers fines, penalties, legal and administrative costs. The Company has paid $139 for this litigation as of May 28, 2005, representing its half of a settlement, with the other half paid by the Private Company pursuant to a separate agreement between the two companies. As of May 28, 2005, restitution payments to consumers total $42.


NOTE 6:   TRANSACTIONS WITH THE PRIVATE COMPANY

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Private Company:

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-nine Weeks Ended May 28, 2005
             (In thousands, except for share amount)


                                       Increase (Decrease)
                               Thirteen weeks     Thirty-nine weeks
                                    ended               ended
                               May 28,   May 29,   May 28,   May 29,
                                 2005      2004      2005      2004
Net Sales:
 Royalty income                  $  27   $   28     $   81   $   83
 Warehouse fees                    343      388      1,029    1,046
 Delivery charges                  598      669      1,730    1,827
                                 $ 968   $1,085     $2,840   $2,956

Revenue from Service Contracts:
 Fabric protection fees
   charged by the Private
   Company                       $(100)  $( 150)    $( 350)  $( 400)

Selling, General and
  Administrative Expenses:
    Administrative fees paid by
    the Private Company            (30)      (2)       (86)      (2)
  Advertising reimbursement
    paid by the Private
    Company                       (377)    (364)    (1,121)  (1,095)
  Royalty expense paid to the
      Private Company               33      100        166      300
  Expenses related to
    shortfall payments charged
    by the Private Company           -      151        468      663

                                 $(374)   $(115)     $(573)   $(134)


As discussed in Note 5, the settlement agreements pertaining to the derivative action became effective April 30, 2005. The effects of the settlement agreements on the Company's financial statements are as follows:

    . Three promissory notes were executed by the Private Company payable to the Company in the aggregate principal amount of $2,600, including a note in the principal amount of $200 due over three years and bearing interest at 6% per annum, representing reimbursement of certain legal and administrative costs incurred in connection with the settlement agreements, a note in the principal amount of $1,400 due over five years and bearing interest at 6% per annum, and a note in the principal amount of $1,000 due over five years without interest.

    . The Company acquired 100% of certain of the Company's limited partnership licensees whose results are included in the Company's consolidated financial statements, some of which continue to generate operating losses.

    . The payment of a royalty of $400 per year, which provides the Company with the right to open an unlimited number of stores in the state of New York, including stores already opened.

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-nine Weeks Ended May 28, 2005
             (In thousands, except for share amount)

    . The Company executed a consulting agreement between the Company and one of the parties objecting to the original settlement between the Private Company and the Company.
       Pursuant to the agreement, the individual shall perform consulting services including, among other things, providing advice with respect to the operation and financing of our business; assisting us in identifying and communicating with potential market makers and investors; assisting us with strategic planning and capital-raising activities; and identifying potential strategic partners. In consideration for his services, we shall pay the individual a fee of $50 per annum and have issued a warrant to purchase 150,000 shares of our common stock, as more fully described in Note 8 - Common Stock. In addition, the Company established a monitoring committee to review the relationship between the Private Company and the Company. The aforementioned individual will be a member of the committee, and will be compensated $50 per annum for five years.

During the thirteen-week period ended May 28, 2005, the Company collected $2 million in principal on the promissory notes referred to above.

The Company has no equity interest in the Private Company.


NOTE 7:   INCOME TAXES

A valuation allowance has been established to offset the deferred tax asset to the extent that the Company has not determined that it is more likely than not that the future tax benefits will be realized. During the thirty-nine weeks ended May 28, 2005, the valuation allowance increased by a $1,777 resulting from a change in judgment about the realization of tax benefits in future years due to consecutive losses and anticipated losses for the current fiscal year, as well as longer than anticipated deflationary pressure in the furniture industry sector.


NOTE 8:   COMMON STOCK

On March 30, 2005, in connection with the settlement of the derivative litigation, as additional compensation for consulting services, the Company issued to a consultant a warrant to purchase 150,000 shares of common stock, $.01 par value per share, at an exercise price of $2.37 per share. These warrants expire ten years from the date of issuance and shall vest as follows: 50,000 shares upon issuance, 50,000 shares on the first anniversary thereof, and 50,000 shares on the second anniversary thereof. The warrant will become fully vested if the closing price of our common stock exceeds $7.00 per share for five consecutive trading days. The fair value of the warrants on the date of issuance was approximately $146 utilizing the Black-Scholes option-pricing model with the following assumptions: 40% volatility, five-year expected life, risk-free interest rate of
4.27 % and a dividend yield ratio of 0%. During the thirteen week period ended May 28, 2005, the Company amortized approximately $8 as consulting fees.

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-nine Weeks Ended May 28, 2005
             (In thousands, except for share amount)


NOTE 9:   STOCK OPTION PLANS

In December 2002, the Financial Accounting Standards Board issued
Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. As permitted by SFAS 148, the Company has elected to follow Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees' (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, in the event that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of the grant, compensation expense is recognized. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the Company's employee stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS
No. 123 to stock-based employee compensation.


                            Thirteen weeks       Thirty-nine weeks
                                 ended                 ended
                           May 28,    May 29,    May 28,    May 29,
                            2005       2004       2005       2004

Net income (loss), as
  reported                  $1,373    $1,283     $(6,455)  $(1,535)

Deduct:  Total stock-based
         employee compensation
         expense determined
         under the fair
         value based method,
         net of related tax
         effects               146       134         408       402

Pro forma net income (loss) $1,227    $1,149     $(6,863)  $(1,937)

Basic income (loss) per
  share:
     As reported             $0.19     $0.18      $(1.12)   $(0.27)
     Pro forma               $0.17     $0.16      $(1.19)   $(0.34)

Diluted income (loss) per
  share:
     As reported             $0.19     $0.17      $(1.12)   $(0.27)
     Pro forma               $0.17     $0.15      $(1.19)   $(0.34)


The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model based on a

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-nine Weeks Ended May 28, 2005
             (In thousands, except for share amount)

weighted average volatility of 36.1%, expected life of options of five years, weighted average risk free interest rate of 3.61% and a dividend yield of 0% for the thirty-nine week period ended May 28, 2005. The weighted average fair value of options granted during the thirty-nine week period ended May 28, 2005 was $0.62. During the thirty-nine week period ended May 28, 2005, 383,333 options were granted. No options were granted during the thirty-nine week period ended May 29, 2004.

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


NOTE 10:  DISCONTINUED OPERATIONS

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

During the thirteen-week period ended November 27, 2004, the Company closed the two stores in Kansas City, one store in Lenexa, and one store in Hartford. During the thirteen-week period ended February 26, 2005, the Company closed the four stores in Pittsburgh, one store in the metropolitan New York City area, two stores in Hartford, one store in Cerritos and one store in West Roxbury. The Company closed one store in Indianapolis, Indiana, one store in Miami, Florida and one clearance center store in the metropolitan New York City area, during the thirteen-week period ended May 28, 2005. Of these store closings all, except for West Roxbury and the New York City clearance center, have been reported as discontinued operations. Revenues from these stores, exclusive of West Roxbury and the New York City clearance center, amounted to $446 and $1,486 in the thirteen-week periods ended May 28, 2005 and May 29, 2004, respectively and $1,779 and $3,270 in the thirty-nine week periods ended May 28, 2005 and May 29, 2004, respectively.

(Income) losses related to store closing consist of the following:

                   JENNIFER CONVERTIBLES, INC.
          For the Thirty-nine Weeks Ended May 28, 2005
             (In thousands, except for share amount)


                                 Thirteen-        Thirty-nine
                                weeks ended       weeks ended
                               May 28, 2005      May 28, 2005

  Store fixtures and
    leasehold improvements            $  -               $203
  Lease termination costs              (31)                97

  Total (income) loss on
    store closings                    $(31)              $300


NOTE 11:  SUBSEQUENT EVENTS



In July 2005, the Company entered into a Credit Facility with Caye Home Furnishings, LLC and its affiliates (the "Lender") who is also a vendor of the Company. Under the credit facility the Company can draw down up to $10 million for the purchase of merchandise from the Lender subject to a formula based on eligible accounts receivable, inventory and cash in deposit accounts. The borrowings under the Credit Agreement are due 105 days from the date goods are received by the Company and bear interest at a rate of margin over prime for borrowings outstanding more than 75 days. If the borrowings are not repaid after 105 days the interest rate will be prime plus 2.75%

The credit facility is collateralized by a security interest in all of the Company's assets, excluding restricted cash and the annuity contract. Under the terms of the Credit Facility the Company is required to maintain certain financial conditions at the end of each fiscal quarter and annually. The Credit Facility also prohibits the Company from: incurring certain additional indebtedness, liens, and certain guarantees; limits certain investments, issuance of additional equity, and certain advances or loans; restricts substantial asset sales, capital expenditures and cash dividends.

As of July 11, 2005, the Company owed the Lender approximately
$7,552, no portion of which exceeded the 75 day payment terms.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue contributed by each class:

                         Thirteen weeks       Thirty-nine weeks
                              ended                 ended
                         May 28,  May 29,     May 28,     May 29,
                         2005      2004        2005       2004

Merchandise Sales - net   82.3%     82.7%       82.9%      83.0%
Home Delivery Income       7.7%      7.5%        7.3%       7.3%
Charges to the Private
  Company                  3.2%      3.2%        3.3%       3.0%
     Net Sales            93.2%     93.4%       93.5%      93.3%

Revenue from Service
  Contracts                6.8%      6.6%        6.5%       6.7%

    Total Revenue        100.0%    100.0%      100.0%     100.0%


Net sales from continuing operations include merchandise sales and home delivery income of $28,564,000 and $31,311,000 for the thirteen-week periods ended May 28, 2005 and May 29, 2004, respectively. Net sales of merchandise and home delivery income from continuing operations decreased by 8.8% in the thirteen-week period ended May 28, 2005, down $2,747,000 from the thirteen-week period ended May 29, 2004. Revenue from service contracts from continuing operations decreased by 6.4% in the thirteen-week period ended May 28, 2005 to $2,083,000, from $2,225,000 for the thirteen-week period ended May 29, 2004. Such decreases during the third quarter of fiscal 2005, compared to the same quarter in fiscal 2004, are largely impacted by the deflationary pressure in the furniture industry caused by a change in the source of supply to China, which reduced unit prices to customers. In addition, the reduction in merchandise sales was affected by a decline in overall demand within the furniture industry sector. The decrease in merchandise sales directly impacted home delivery income and revenues from service contracts.

Net sales from continuing operations for the thirty-nine weeks ended May 28, 2005, inclusive of merchandise sales and home delivery income, were $81,483,000, a decrease of 11.1% compared to $91,694,000 for the thirty-nine weeks ended May 29, 2004. Revenue from service contracts from continuing operations decreased by 12.3% during the thirty-nine week period ended May 28, 2005 to $5,694,000, from $6,492,000 for the thirty-nine week period ended May 29, 2004. Such decreases during the thirty-nine weeks ended May 28, 2005, compared to the same period ended May 29, 2004, are largely impacted by the deflationary pressure in the furniture industry caused by a change in the source of supply to China, which reduced unit prices to customers. In addition, the reduction in merchandise sales was affected by a decline in overall demand within the furniture industry sector, as well as going out of business promotions by a competitor during the second quarter. The decrease in merchandise sales directly impacted home delivery income and revenues from service contracts.

Same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased 9.1% and 12.0% for the thirteen and thirty-nine weeks ended May 28, 2005, respectively, compared to the same periods ended May 29, 2004. Not included in same store sales is one store that relocated during the thirteen weeks ended May 28, 2005 and four stores that relocated during the thirty-nine weeks ended the same date. Total square footage leased decreased approximately 0.3% as a result of the four relocated stores.

Cost of sales, as a percentage of revenue for the thirteen-week period ended May 28, 2005, was 71.3% compared to 68.4% for the same period ended May 29, 2004. Cost of sales from continuing operations decreased to $21,847,000 for the thirteen weeks ended May 28,2005, from $22,921,000 for the thirteen weeks ended May 29, 2004. Store occupancy costs as a percentage of revenues were 17.6% and 15.8% for the thirteen weeks ended May 28, 2005 and May 29, 2004, respectively, reflecting higher occupancy costs and certain fixed costs spread over a decreased revenue base.

Cost of sales, as a percentage of revenue for the thirty-nine week period ended May 28, 2005, was 73.2% compared to 70.3% for the same period ended May 29, 2004. Cost of sales from continuing operations decreased to $63,779,000 for the thirty-nine weeks ended May 28, 2005, from $69,074,000 for the thirty-nine weeks ended May 29, 2004. Store occupancy costs as a percentage of revenues were 18.9% and 16.1% for the thirty-nine weeks ended May 28, 2005 and May 29, 2004, respectively, reflecting higher occupancy costs and certain fixed costs spread over a decreased revenue base.

Selling, general and administrative expenses from continuing operations were $9,168,000 (29.9% as a percentage of revenue) and $8,863,000 (26.4% as a percentage of revenue) during the thirteen-week period ended May 28, 2005 and May 29, 2004, respectively.
The increase in selling, general and administrative expenses from continuing operations as a percentage of revenue reflects the item discussed below and certain fixed costs spread over a decreased revenue base. For the thirteen-week period ended May 28, 2005 advertising expense from continuing operations increased by approximately $353,000. The increase in advertising costs is largely attributable to additional newspaper circulars and television spots in efforts to publicize new product lines.

Selling, general and administrative expenses from continuing operations were $28,355,000 (32.5% as a percentage of revenue) and $28,890,000 (29.4% as a percentage of revenue) during the thirty-nine week period ended May 28, 2005 and May 29, 2004, respectively. The decrease is primarily attributable to lower compensation expense to salespersons in the form of commissions and bonuses in the amount of $565,000. The decrease in compensation expense to salespersons is attributable to lower sales volume. The increase in selling, general and administrative expenses from continuing operations as a percentage of revenue reflects the item discussed above and certain fixed costs spread over a decreased revenue base.

Income from continuing operations was $1,325,000 for the thirteen-week period ended May 28, 2005, which includes the recovery of prior year receivables from the private company in the amount of $2,000,000 and income from continuing operations was $1,383,000 for the same period ended May 29, 2004. The loss from continuing operations for the thirty-nine weeks ended May 28, 2005 was $5,777,000 compared to a loss from continuing operations of $986,000 for the thirty-nine week period ended May 29, 2004.
Such increased losses are largely attributable to the decrease in revenues. In addition, the thirty-nine weeks ended May 28, 2005 reflects an increase in the valuation allowance of the deferred tax asset in the amount of $1,777,000 resulting from a change in judgment about the realization of tax benefits in future years due to consecutive losses incurred by us, as well as longer than anticipated deflationary pressure in the furniture industry sector.

During the thirteen-week period ended May 28, 2005, we closed one store in Indianapolis, Indiana, one store in Miami, Florida and one clearance center store in the metropolitan New York City area. Revenues from these stores, exclusive of the clearance center store in the metropolitan New York City, amounted to $446,000 and $1,486,000 in the thirteen-week periods ended May 28, 2005 and May 29, 2004, respectively. For the thirteen-week period ended May 28, 2005, the income from operations of these stores was $48,000, including income related to store closings of $31,000. For the thirteen-week period ended May 29, 2004, loss from operations of these stores amounted to $100,000.

During the thirty-nine week period ended May 28, 2005, we closed two stores in Kansas City, one store in Lenexa, three stores in Hartford, four stores in Pittsburgh, one store in the metropolitan New York City area, one store in Cerritos, one store in West Roxbury, one store in Indianapolis, Indiana, one store in Miami, Florida and one clearance center store in the metropolitan New York City area. Revenues from these stores, exclusive of West Roxbury and the clearance center store in the metropolitan New York City, amounted to $1,779,000 and $3,270,000 in the thirty-nine week periods ended May 28, 2005 and May 29, 2004, respectively. For the thirty-nine week period ended May 28, 2005, the losses from operations of these stores were $678,000, including loss related to store closings of $300,000. For the thirty-nine week period ended May 29, 2004 loss from operations of these stores amounted to $549,000.

Liquidity and Capital Resources

As of May 28, 2005, we had an aggregate working capital deficiency of $5,851,000 compared to an aggregate working capital deficiency of $1,036,000 at August 28, 2004 and had available cash and cash equivalents of $7,895,000 compared to $3,294,000 at August 28, 2004. The increase in cash and cash equivalents is a result of extended payment terms with our principal suppliers.
In addition, we received proceeds of $2,000,000 in principal on notes due from the private company during May 2005.

On February 4, 2005, the United States District Court for the Eastern District of New York issued an Order and Final Judgment approving the settlement of certain previously disclosed derivative litigation actions commenced against us and a number of our affiliates and other related parties in December 1994. In connection with the settlement, the court approved a series of agreements (the "Settlement Agreements") that we entered into with a related private company on July 6, 2001, which were designed to settle the derivative actions amongst the private company, certain of our current and former officers and directors, former accounting firms and us. We had been operating under an Interim Operating Agreement designed to implement certain provisions of the Settlement Agreements. Effectiveness of the Settlement Agreements was subject to certain conditions,
including the court's approval.   We have taken the additional
steps necessary to consummate the settlement and thereby effectuated the Settlement Agreements on April 30, 2005.

On March 4, 2005, the law firm of Schoengold Sporn Laitman & Lometti ("Schoengold Sporn"), which represented the plaintiffs in one of the derivative actions, wrote to the court seeking permission to move to vacate and/or modify the Order and Final Judgment and to make an application for attorneys' fee, on the grounds that the settlement was improperly negotiated by the law firm of Abbey Gardy LLP ("Abbey Gardy"), attorneys for certain of the plaintiffs, and without the knowledge of Schoengold Sporn and another law firm representing the plaintiffs, Kaplan Fox. Abbey Gardy wrote a letter to the court in opposition to the letter submitted by Schoengold Sporn.

On March 29, 2005, our counsel made a motion to stay the implementation of the settlement, and most particularly, the payment to the law firm of Feder Kaszovitz Isaacson Weber Skala & Bass, pending the resolution of Schoengold Sporn's motion. The court denied our counsel's request and set a briefing schedule for Schoengold Sporn's motion.

On April 12, 2005, Schoengold Sporn wrote a letter to the courts indicating that issues with Abbey Gardy had been resolved and that they would not be making a motion to vacate the settlement.

We expect to benefit from an amendment to the Interim Operating Agreement with the private company, whereby the private company has waived all shortfall payments due from us under the Agreement commencing January 2005 through the end of fiscal 2007. That payment amounted to $1,201,000 in fiscal 2004. The Amendment also eliminated the royalty payment of $400,000 commencing January 2005 running until April 30, 2005, the effective date of the settlement. On May 1, 2005, the royalty payment resumed.

As of May 28, 2005, we had net receivables of $3,397,000 from the private company. As of such date, we have fully reserved uncollected amounts, which amounted to an additional $600,000. Pursuant to the Settlement Agreements, the private company executed three promissory notes to us in the aggregate principal amount of $2,600,000, including a note in the principal amount of $200,000 due over three years and bearing interest at 6% per annum, a note in the principal amount of $1,400,000 due over five years and bearing interest at 6% per annum, and a noninterest bearing note in the principal amount of $1,000,000 due over five years, in settlement of certain disputes as to amounts due us from the private company which arose in fiscal 1996 and prior years totaling $4,722,000. These amounts had been fully reserved. As a result of the Settlement Agreements $2,322,000 has been written off against the reserve and $2,400,000 is evidenced with notes. As of May 28, 2005, we have collected $2,000,000 in principal on the notes representing repayment of the $1,000,000 and $200,000 notes and $800,000 towards the repayment of the $1,400,000 note. The balance of $600,000 on the notes will remain reserved until collected by us from the private company.

Starting in 1995, we entered into agreements with the private company that permit us to offset our current monthly obligations to one another for an amount up to $1,000,000. Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of these offset agreements, all current obligations of the private company and the unconsolidated licensees as of May 28, 2005, were paid. Additionally, as part of such agreements, the private company, in November 1995, agreed to assume certain liabilities owed to us by the unconsolidated licensees. As more fully described above, our receivables from the private company and the unconsolidated licensees, which arose in fiscal 1996 and prior years, had been fully reserved. As a result of the Settlement Agreements, these receivables have been written off against the reserve, are evidenced with notes or have been subsequently collected.

On July 11, 2005, we entered into a Credit Agreement (the "Credit Agreement) and a Security Agreement (the "Security Agreement") with Caye Home Furnishings, LLC ("Agent"), Caye Upholstery, LLC and Caye International Furnishings, LLC (collectively, "Caye"). Under the Credit Agreement, Caye agrees to makes available to us a credit facility of up to $10.0 million, effectively extending Caye's payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods. The amount available under this facility may be reduced in the event that we do not maintain a specified level of eligible accounts receivable, eligible inventory and cash in deposit accounts. We must pay each extension of credit under the Credit Agreement within 105 days after receipt of goods. For the period between 75 and 105 days after receipt of goods, the annual interest rate will be the prime rate plus 0.75%. If any extensions of credit were not repaid after 105 days, the interest rate would be the prime rate plus 2.75%.

The Credit Agreement contains various negative covenants restricting our ability to enter into a merger or sale, make guarantees, pay dividends, incur debt or take other actions, without the consent of the Agent. In addition, the Credit Agreement provides for: a fixed charge coverage ratio; a cross-default with certain other of our debt; appraisal rights; periodic reporting requirements; and other customary terms. We may terminate the Credit Agreement at any time, so long as it has paid in full all outstanding amounts. We may also terminate the Credit Agreement if we have (i) maintained a tangible net worth of at least $3.0 million for 180 days and (ii) adjusted net earnings from continuing operations of either at least $2.0 million for four fiscal quarters.

Pursuant to the Security Agreement, so long as amounts are outstanding under the Credit Agreement, Caye will have a first priority security interest in all of our assets and properties, including inventory, accounts receivable and equipment, as well as a license to our intellectual property in the event of a default.

As of July 11, 2005, we owed Caye $7,552,000, no portion of which exceeded the 75 day payment terms.

We opened one store and closed sixteen stores during the thirty-nine weeks ended May 28, 2005. We spent $426,000 for capital expenditures during such thirty-nine week period and we anticipate capital expenditures approximating $100,000 during the balance of fiscal 2005 to support the maintenance of existing facilities. We do not anticipate needing outside financing for such maintenance.

The furniture industry has experienced a significant change in its source of supply, which has resulted in a reduction in unit prices for customers, and caused a decrease in revenues. We experienced various delays effectuating our new supply chain that had been moved from Italy to China. This impeded additional sales growth during fiscal 2004 through February 2005. The supply chain is now in place and we believe we have a clear marketing strategy that will capitalize on this supply chain shift.

We anticipate generating positive operating cash flow from continuing operations for the year ending August 27, 2005. This is to be achieved through the combined effects of expected benefits from our new supply chain, the waiver of shortfall payments and the closing of unprofitable stores. In the opinion of management, cash on hand and cash flow from operations will be adequate to fund operations during the current fiscal year.

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

                             PART II

                        OTHER INFORMATION

Item 1.   Legal Proceedings.


On February 4, 2005, the United States District Court for the Eastern District of New York issued an Order and Final Judgment approving the settlement of certain previously disclosed derivative litigation actions commenced against us and a number of our affiliates and other related parties in December 1994. In connection with the settlement, the court approved a series of agreements (the "Settlement Agreements") that we entered into with a related private company on July 6, 2001, which were designed to settle the derivative actions among such private company, certain of our current and former officers and directors, former accounting firms and us. We have been operating under an Interim Operating Agreement designed to implement certain provisions of the Settlement Agreements. Effectiveness of the Settlement Agreements is subject to certain conditions, including the court's approval. We consummated the settlement as of April 30, 2005.

On March 4, 2005, the law firm of Schoengold Sporn Laitman & Lometti ("Schoengold Sporn"), which represented the plaintiffs in one of the derivative actions, wrote to the court seeking permission to move to vacate and/or modify the Order and Final Judgment and to make an application for attorneys' fee, on the grounds that the settlement was improperly negotiated by the law firm of Abbey Gardy LLP ("Abbey Gardy"), attorneys for certain of the plaintiffs, and without the knowledge of Schoengold Sporn and another law firm representing the plaintiffs, Kaplan Fox. Abbey Gardy wrote a letter to the court in opposition to the letter submitted by Schoengold Sporn.

On March 29, 2005, our counsel made a motion to stay the implementation of the settlement, and most particularly, the payment to the law firm of Feder Kaszovitz Isaacson Weber Skala & Bass, pending the resolution of Schoengold Sporn's motion. The court denied our counsel's request and set a briefing schedule for Schoengold Sporn's motion.

On April 12, 2005, Schoengold Sporn wrote a letter to the courts indicating that issues with Abbey Gardy had been resolved and that they would not be making a motion to vacate the settlement.


Item 2.  Unregistered Sales of Equity Securities and
         Use of Proceeds.

               None.


Item  3. Defaults Upon Senior Securities.

               None.


Item  4. Submission of Matters to a Vote of Security Holders.

               None.

Item  5.  Other Information.

               None.


Item  6.  Exhibits

The following exhibits are filed with this report:

10.1 Credit Agreement by and among Jennifer Convertibles, Inc.,
     Caye Home Furnishings, LLC, Caye Upholstery, LLC and Caye
     International Furnishings, LLC

10.2 Security Agreement by and among Jennifer Convertibles, Inc.,
     Caye Home Furnishings, LLC, Caye Upholstery, LLC and Caye
     International Furnishings, LLC

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



                          JENNIFER CONVERTIBLES, INC.


July 12, 2005         By:     /s/Harley J. Greenfield
                              Harley J. Greenfield, Chairman of
                              the Board and Chief Executive
                              Officer

July 12, 2005         By:     /s/Rami Abada
                              Rami Abada, Chief Financial Officer
                              and Chief Operating Officer

                          EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION


10.1                     Credit Agreement by and among Jennifer
                         Convertibles, Inc., Caye Home Furnishings,
                         LLC, Caye Upholstery, LLC and Caye International Furnishings, LLC *

10.2                     Security Agreement by and among Jennifer
                         Convertibles, Inc., Caye Home Furnishings, LLC, Caye Upholstery, LLC and Caye International Furnishings, LLC *

31.1                     Certification of Chief Executive Officer *

31.2                     Certification of Chief Financial Officer *

32.1 Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 *

32.2 Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 *



*  Filed herewith.

                                                            EXHIBIT 10.1



















                        CREDIT AGREEMENT

                    Dated as of July 11, 2005

                              Among

                   THE COMPANIES NAMED HEREIN

                         as the Vendors

                               and

                   CAYE HOME FURNISHINGS, LLC

                          as the Agent

                               and

                   JENNIFER CONVERTIBLES, INC.
                      and its Subsidiaries
                        as the Customers

                 ANNEXES, EXHIBITS AND SCHEDULES


ANNEX A   -    DEFINITIONS

EXHIBIT A -    SECURITY AGREEMENT

SCHEDULE 6.3    -   ORGANIZATION AND QUALIFICATIONS
SCHEDULE 6.4    -   CORPORATE NAME; PRIOR TRANSACTIONS
SCHEDULE 6.5    -   SUBSIDIARIES AND AFFILIATES
SCHEDULE 6.7    -   SUBSIDIARY CAPITALIZATION
SCHEDULE 6.9    -   DEBT
SCHEDULE 6.11   -   LEASES
SCHEDULE 6.12   -   PROPRIETARY RIGHTS
SCHEDULE 6.13   -   TRADE NAMES
SCHEDULE 6.14   -   LITIGATION
SCHEDULE 6.15   -   LABOR DISPUTES
SCHEDULE 6.16   -   ENVIRONMENTAL LAW
SCHEDULE 6.19   -   ERISA COMPLIANCE
SCHEDULE 6.26   -   MATERIAL AGREEMENTS
SCHEDULE 6.27   -   BANK ACCOUNTS

                        CREDIT AGREEMENT

          This Credit Agreement, dated as of July 11, 2005 (this "Agreement"), is made by and among the CAYE HOME FURNISHINGS, LLC, a Delaware limited liability company ("Caye Home"), CAYE UPHOLSTERY, LLC, a Mississippi limited liability company ("Caye Upholstery"), and CAYE INTERNATIONAL FURNISHINGS, LLC, a Mississippi limited liability company ("Caye International" and together with the Caye Home and Caye Upholstery, each individually as a "Vendor" and collectively as the "Vendors"), Caye Home, as administrative agent for the Vendors (in such capacity, the "Agent"), and the Customers, as such term is defined herein.

                        W I T N E S S E T H:

          WHEREAS, the Customers have requested that the Vendors make available to them a revolving line of credit for purchases of goods, in an amount not to exceed $10,000,000 in the aggregate, which extensions of credit the Customers will use for the purposes permitted hereunder;

          WHEREAS, the Vendors have agreed to make available to the Customers such revolving purchasing facility upon the terms and conditions set forth in this Agreement; and

          WHEREAS, capitalized terms used in this Agreement and not otherwise defined herein shall have the meanings ascribed thereto in Annex A which is attached hereto and incorporated herein; the rules of construction contained therein shall govern the interpretation of this Agreement and the other Credit Documents, and all Annexes, Exhibits and Schedules attached hereto are incorporated herein by reference.

         NOW, THEREFORE, in consideration of the mutual conditions and agreements set forth in this Agreement, and for good and valuable consideration, the receipt of which is hereby acknowledged, the Vendors, the Agent, and the Customers hereby agree as follows.

                            ARTICLE 1
                      EXTENSIONS OF CREDIT

          1.1 Total Facility. Subject to all of the terms and conditions of this Agreement, the Vendors agree to make available a total credit facility of up to $10,000,000 (the "Total Facility") to the Customers from time to time during the term of this Agreement.

          1.2 Extensions. Subject to the satisfaction of the conditions precedent set forth in Article 8, each Vendor severally, but not jointly, agrees, to make Extensions to Customers. Upon ROG, the applicable Vendor shall be deemed to have made an Extension equal to the purchase price for the goods delivered.

           1.3 Availability. If any Extensions would exceed Availability, the Vendors may refuse to make or may otherwise restrict the making of Extensions as the Vendors determine until such excess has been eliminated and may require the immediate repayment of any Extensions in excess of Availability (as set forth in Section
3.1 below). The Maximum Credit Amount shall not be deemed to be permanently reduced by the amount of any Extensions made hereunder, but instead the amount of credit available hereunder shall fluctuate upon and down based on Availability.

1.4 No Duty to Buy or Sell. Nothing in this Agreement shall be deemed to require any Customer to purchase any goods from any Vendor or to require any Vendor to sell any goods to any Customer
(whether on credit or otherwise).

1.5 Customers' Agent. Each of the Customers hereby appoints the Parent as its agent for the purpose of delivery and receiving all requests, notices and other communications hereunder. The Borrowers agree that any notice or other communication delivered to the Parent in accordance with Section 13.9 by the Agent or any Vendor shall satisfy any requirement that such notice or other communication be delivered to any one or more of the Customers.

                            ARTICLE 2
                        INTEREST AND FEES

          2.1  Interest.

               (a) Interest Rates. All outstanding Obligations shall bear interest on the unpaid principal amount thereof (including, to the extent permitted by law, on interest thereon not paid when due)

                    (i) with respect to Extensions, from seventy-five (75) days after ROG; and

                    (ii) with respect to any other Obligations,
               from the date made,

until paid in full in cash at a rate determined by reference to the Base Rate plus the Applicable Margins as set forth below, but not to exceed the Maximum Rate (as defined below). Except as otherwise provided herein, all Obligations shall bear interest at a fluctuating per annum rate equal to the Base Rate plus the Applicable Margin. Each change in the Base Rate shall be reflected in the interest rate applicable to Extensions as of the effective date of such change. All interest charges shall be computed on the basis of a year of 360 days and actual days elapsed (which results in more interest being paid than if computed on the basis of a 365-day year).

               (b) Payment of Interest. The Customers shall pay to the Agent, for the benefit of Vendors, interest accrued on all Extensions in arrears on the first day of each month hereafter and on the Termination Date.

(c) Default Rate. If any Default or Event of Default occurs and is continuing and the Agent or the Vendors in their discretion so elect, then, while any such Default or Event of Default is continuing, all of the Obligations shall bear interest at the Default Rate applicable thereto.

          2.2 Maximum Interest Rate. In no event shall any interest rate provided for hereunder exceed the maximum rate legally chargeable by any Vendor under applicable law for such Vendor with respect to credit extensions of the type provided for hereunder (the
"Maximum Rate"). If, in any month, any interest rate, absent such limitation, would have exceeded the Maximum Rate, then the interest rate for that month shall be the Maximum Rate, and, if in future months, that interest rate would otherwise be less than the Maximum Rate, then that interest rate shall remain at the Maximum Rate until such time as the amount of interest paid hereunder equals the amount of interest which would have been paid if the same had not been limited by the Maximum Rate. In the event that, upon payment in full of the Obligations, the total amount of interest paid or accrued under the terms of this Agreement is less than the total amount of interest which would, but for this Section, have been paid or accrued if the interest rate otherwise set forth in this Agreement had at all times been in effect, then the Customers shall, to the extent permitted by applicable law, pay the Agent, for the account of the Vendors, an amount equal to the excess of (a) the lesser of (i) the amount of interest which would have been charged if the Maximum Rate had, at all times, been in effect or (ii) the amount of interest which would have accrued had the interest rate otherwise set forth in this Agreement, at all times, been in effect over (b) the amount of interest actually paid or accrued under this Agreement. If a court of competent jurisdiction determines that the Agent and/or any Vendor has received interest and other charges hereunder in excess of the Maximum Rate, such excess shall be deemed received on account of, and shall automatically be applied to reduce, the Obligations other than interest, in the inverse order of maturity, and if there are no Obligations outstanding, the Agent and/or such Vendor shall refund to the Customer such excess.

                            ARTICLE 3
                    PAYMENTS AND PREPAYMENTS

          3.1 Extensions. All Extensions are to be repaid within One Hundred and Five (105) days of ROG, together with all accrued but unpaid interest thereon. The Customers may prepay Extensions at any time, and receive new Extensions subject to the terms of this Agreement. In addition, and without limiting the generality of the foregoing, upon demand the Customers shall pay to the Agent, for account of the Vendors, the amount, without duplication, by which the Aggregate Outstandings exceed Availability.

          3.2  Termination of Facility; Termination of Security Interest.

               (a) The Customers may terminate this Agreement upon at least One Hundred Eighty (180) Days' notice to the Agent and the Vendors, if (a) from the date of such notice is given through the proposed date of termination Customers together have a tangible net worth of no less than $3 million; and (b) on the date that such notice is given and on the proposed date of termination, Customers together have an Adjusted Net Earnings from Continuing Operations of no less than $2 million for the immediately preceding Four
Quarter Period.

(b) The Customers may terminate this Agreement at any time upon notice to the Agent and payment in full of all Extensions and any and all other amounts outstanding under this Agreement.

          3.3  Payments by the Customer.   All payments to be made
by any Customer shall be made without set-off, recoupment or counterclaim. Except as otherwise expressly provided herein, all payments by any Customer shall be made to the Agent for the account of the Vendors, at the account designated by the Agent and shall be made in Dollars and in immediately available funds, no later than 12:00 noon (Chicago, Illinois time) on the date specified herein. Any payment received by the Agent after such time shall be deemed (for purposes of calculating interest only) to have been received on the following Business Day and any applicable interest shall continue to accrue.

          3.4 Payments as Extensions. At the election of Agent, all payments of principal, interest, fees, premiums, reimbursable expenses and other sums payable hereunder, may be paid from the proceeds of Extensions made hereunder.

          3.5 Agent's and Vendors' Books and Records; Monthly Statements. The Agent shall record the principal amount of the Extensions owing to each Vendor from time to time on its books. In addition, each Vendor may note the date and amount of each payment or prepayment of principal of such Vendor's Extensions in its books and records. Failure by Agent or any Vendor to make such notation shall not affect the obligations of any Customer with respect to the Extensions. The Customers agree that the Agent's and each Vendor's books and records showing the Obligations and the transactions pursuant to this Agreement and the other Credit Documents shall be admissible in any action or proceeding arising therefrom, and shall constitute rebuttably presumptive proof thereof, irrespective of whether any Obligation is also evidenced by a promissory note or other instrument. The
Agent will provide to the Parent a monthly statement of Extensions, payments, and other transactions pursuant to this Agreement. Such statement shall be deemed correct, accurate, and binding on the Customers and an account stated (except corrections of errors discovered by the Agent), unless a Customer notifies the Agent in writing to the contrary within sixty (60) days after such statement is rendered. In the event a timely written notice of objections is given by a Customer, only the items to which exception is expressly made will be considered to be disputed by such Customer.

                            ARTICLE 4
               INDEMNITY AND LIABILITY LIMITATION

          4.1  Indemnity of the Agent and the Vendors by the Customer.

          (a) Customers, jointly and severally, agree to defend, indemnify and hold the Agent-Related Persons, and each Vendor and each of its respective officers, directors, employees, counsel, representatives, agents and attorneys-in-fact (each, an "Indemnified Person") harmless from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements
(including Attorney Costs) of any kind or nature whatsoever which may at any time (including at any time following repayment of the Extensions and the termination, resignation or replacement of the Agent or replacement of any Vendor) be imposed on, incurred by or asserted against any such Indemnified Person in any way relating to or arising out of this Agreement or any document contemplated by or referred to herein, or the transactions contemplated hereby, or any action taken or omitted by any such Indemnified Person under or in connection with any of the foregoing, including with respect to any investigation, litigation or proceeding (including any Insolvency Proceeding or appellate proceeding) related to or arising out of this Agreement, any other Credit Document, or the Extensions or the use of the proceeds thereof, whether or not any Indemnified
Person is a party thereto (all the foregoing, collectively, the "Indemnified Liabilities"); provided, that no Customer shall have any obligation hereunder to any Indemnified Person with respect to Indemnified Liabilities to the extent, as to any Indemnified
Person, it shall be determined in a final, nonappealable judgment by a court of competent jurisdiction that such losses, claims, damages, liabilities or expenses resulted from the gross negligence or willful misconduct of such Indemnified Person. The agreements in this Section shall survive payment of all other
Obligations.

          (b) Customers, jointly and severally, agree to indemnify, defend and hold harmless the Agent and the Vendors from any loss or liability directly or indirectly arising out of the use, generation, manufacture, production, storage, release, threatened release, discharge, disposal or presence of a hazardous substance relating to any Customer's operations, business or property.
This indemnity will apply whether the hazardous substance is on, under or about a Customer's property or operations or property leased to a Customer. The indemnity includes but is not limited to Attorneys Costs. The indemnity extends to the Agent and the Vendors, their parents, affiliates, subsidiaries and all of their directors, officers, employees, agents, successors, attorneys and assigns. "Hazardous substances" means any substance, material or waste that is or becomes designated or regulated as "toxic,"
"hazardous," "pollutant," or "contaminant" or a similar designation or regulation under any federal, state or local law
(whether under common law, statute, regulation or otherwise) or judicial or administrative interpretation of such, including petroleum or natural gas. This indemnity will survive repayment of all other Obligations.

          4.2 Limitation of Liability. NO CLAIM MAY BE MADE BY ANY CUSTOMER, ANY VENDOR OR OTHER PERSON AGAINST THE AGENT, ANY
VENDOR, OR THE AFFILIATES, DIRECTORS, OFFICERS, EMPLOYEES,
COUNSEL, REPRESENTATIVES, AGENTS OR ATTORNEYS-IN-FACT OF ANY OF
THEM FOR ANY SPECIAL, INDIRECT, CONSEQUENTIAL OR PUNITIVE DAMAGES
IN RESPECT OF ANY CLAIM FOR BREACH OF CONTRACT OR ANY OTHER
THEORY OF LIABILITY ARISING OUT OF OR RELATED TO THE TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT OR ANY OTHER CREDIT DOCUMENT, OR
ANY ACT, OMISSION OR EVENT OCCURRING IN CONNECTION THEREWITH, AND CUSTOMERS AND EACH VENDOR HEREBY WAIVE, RELEASE AND AGREE NOT TO
SUE UPON ANY CLAIM FOR SUCH DAMAGES, WHETHER OR NOT ACCRUED AND WHETHER OR NOT KNOWN OR SUSPECTED TO EXIST IN ITS FAVOR.



                            ARTICLE 5
        BOOKS AND RECORDS; FINANCIAL INFORMATION; NOTICES

          5.1 Books and Records. Customers shall maintain at all times correct and complete books, records and accounts in which complete, correct and timely entries are made of its transactions in accordance with GAAP applied consistently with the audited
Financial Statements required to be delivered pursuant to Section
5.2(a). Customers shall by means of appropriate entries, reflect in such accounts and in all Financial Statements proper liabilities and reserves for all taxes (which will be adjusted for on a quarterly basis) and proper provision for depreciation and amortization of property and bad debts, all in accordance with GAAP. Customers shall maintain at all times books and records pertaining to the Collateral in such detail, form and scope as the Agent or any Vendor shall reasonably require, including, but not limited to, records of (a) all payments received and all credits and extensions granted with respect to the Accounts; (b) the return, rejection, repossession, stoppage in transit, loss, damage, or destruction of any Inventory; and
(c) all other dealings affecting the Collateral.

          5.2 Financial and Other Information. Customers shall promptly furnish to each Vendor all such financial information as the Agent shall reasonably request. Without limiting the foregoing, Customers will furnish to the Agent the following:

               (a) As soon as available, but in any event not later than one hundred twenty (120) days after the close of each Fiscal Year, consolidated audited and consolidating unaudited balance sheets, and income statements, cash flow statements and changes in stockholders' equity for the Customers for such Fiscal Year, and the accompanying notes thereto, setting forth in each case in comparative form figures for the previous Fiscal Year, all in reasonable detail, fairly presenting the financial position and the results of operations of the Customers as at the date thereof and for the Fiscal Year then ended, and prepared in accordance with GAAP. Such statements shall be examined in accordance with generally accepted auditing standards by and, in the case of such statements performed on a consolidated basis, accompanied by a report thereon unqualified in any respect of independent certified public accountants selected by the Customers and reasonably satisfactory to the Agent. The Customers, simultaneously with retaining such independent public accountants to conduct such annual audit, shall send a letter to such accountants, with a copy to the Agent and the Vendors, notifying such accountants that one of the primary purposes for retaining such accountants' services and having audited financial statements prepared by them is for use by the Agent and the Vendors. Customers hereby authorize the Agent to communicate directly with its certified public accountants and, by this provision, authorizes those accountants to disclose to the Agent any and all financial statements and other supporting financial documents and schedules relating to the Customers and to discuss directly with the Agent the finances and affairs of the Customers.

               (b) As soon as available, but in any event not later than forty (40) days after the end of each month, consolidated and consolidating unaudited balance sheets, income statements and cash flow statements for the Customers for such month and for the period from the beginning of the Fiscal Year to the end of such month, all in reasonable detail, fairly presenting the financial position and results of operations of the Customers as at the date thereof and for such periods, and in each case in comparable form, figures for the corresponding period in the prior Fiscal Year and in the Customers' annual profit-and-loss budget and prepared, in accordance with GAAP (with the exception of reserves for taxes and warranties, which are to be adjusted for on a quarterly basis) applied consistently with the audited Financial Statements required to be delivered pursuant to Section 5.2(a). The Customers shall certify by a certificate signed by its chief financial officer that all such statements have been prepared in accordance with GAAP and present fairly the Customers' financial position as at the dates thereof and its results of operations for the periods then ended, subject to normal year-end adjustments.

               (c) With each of the audited Financial Statements delivered pursuant to Section 5.2(a), a certificate of the independent certified public accountants that examined such statement to the effect that they have reviewed and are familiar with this Agreement and that, in examining such Financial Statements, they did not become aware of any fact or condition which then constituted a Default or Event of Default with respect to a financial covenant, except for those, if any, described in reasonable detail in such certificate.

               (d) With each of the annual audited Financial Statements delivered pursuant to Section 5.2(a), and within forty
(40) days after the end of each fiscal month, a certificate (the "Compliance Certificate") of the chief financial officer of the Parent hereto setting forth in reasonable detail the calculations required to establish that the Customers were in compliance with the covenants set forth in Sections 7.22 and 7.23 during the period covered in such Financial Statements and as at the end thereof and stating that, except as explained in reasonable detail in such certificate, (i) all of the representations and warranties of each Customer contained in this Agreement and the other Credit Documents are correct and complete in all material respects as at the date of such certificate as if made at such time, except for those that speak as of a particular date, (ii) each Customer is, at the date of such certificate, in compliance in all material respects with all of its respective covenants and agreements in this Agreement and the other Credit Documents,
(iii) no Default or Event of Default then exists or existed during the period covered by the Financial Statements for such month, (iv) describing and analyzing in reasonable detail all material trends, changes, and developments in each and all Financial Statements; and (v) explaining the variances of the figures in the corresponding annual profit-and-loss budgets and prior Fiscal Year financial statements If such certificate discloses that a representation or warranty is not correct or complete, or that a covenant has not been complied with, or that a Default or Event of Default existed or exists, such certificate shall set forth what action the relevant customer(s) have taken or propose to take with respect thereto.

               (e) No sooner than sixty (60) days and not less than thirty (30) days prior to the beginning of each Fiscal Quarter, twelve month forecasts (to include forecasted consolidated and consolidating income statements) for the Customers as at the end of and for each month of such Fiscal Year.

               (f) Promptly upon the filing thereof, copies of all reports, if any, to or other documents filed by any Customer with the SEC under the Exchange Act, and all reports, notices, or statements sent or received by such Customer to or from the holders of any equity interests of such Customer (other than routine non-material correspondence sent by shareholders of such Customer to such Customer) or of any Debt of such Customer registered under the Securities Act of 1933 or to or from the trustee under any indenture under which the same is issued.

               (g) As soon as available, but in any event not later than 15 days after a Customer's receipt thereof, a copy of each management report and management letter prepared for a Customer by any independent certified public accountants of such Customer.

               (h) Promptly after their preparation, copies of any and all proxy statements, financial statements, and reports which any Customer makes available to its shareholders.

               (i) If requested by the Agent, promptly after filing with the IRS, a copy of each tax return filed by the Customer.

               (j) As soon as available, but in any event, (i) within two (2) Business Days after the end of each week (for such week) and (ii) within fifteen (15) days after the end of each month (for such month), a Borrowing Base Certificate with supporting information in accordance with Section 9 of the Security Agreement.

               (k) Such additional information as the Agent and/or any Vendor may from time to time reasonably request regarding the financial and business affairs of the Customers.

          5.3 Notices to the Vendors. The Customers shall notify the Agent in writing of the following matters at the following times:

               (a) Immediately after becoming aware of any Default or Event of Default; and

               (b) Immediately upon filing by any Customer with the SEC a Current Report on Form 8-K.

          5.4 Notice to the Customer. Each Vendor shall notify the Customers in writing of the following matters at the following times:

               (a) Immediately upon becoming aware that such Vendor's delivery of goods ordered by any Customer will exceed a backlog of forty-two (42) days for goods delivered from the U.S. and eighty (80) days for goods delivered from China or any other foreign country;
or

                (b) A material impairment of the ability of such Vendor to perform any material obligation under this Agreement.

                            ARTICLE 6
             GENERAL WARRANTIES AND REPRESENTATIONS

          The Customers, jointly and severally warrant and represent to the Agent and the Vendors that except as hereafter disclosed to and accepted by the Agent and the Vendors in writing:

          6.1 Authorization, Validity, and Enforceability of this Agreement and the Credit Documents. Each Customer has the power and authority to execute, deliver and perform each of the Credit

Documents to which it is a party, to incur the Obligations, and to grant to the Agent Liens upon and security interests in the Collateral. Each Customer has taken all necessary action (including obtaining approval of its members or other equity holders if necessary) to authorize its execution, delivery, and performance of the Credit Documents to which it is a party. The Credit Documents to which it is a party have been duly executed and delivered by each Customer, and constitute the legal, valid and binding obligations of each Customer, enforceable against it in accordance with their respective terms, except to the extent that enforceability may be limited by applicable bankruptcy, insolvency, moratorium, reorganization or other similar laws affecting the enforcement of creditors' rights or by the effect of general equitable principles. Each Customer's execution, delivery, and performance of the Credit Documents to which it is a party do not and will not conflict with, or constitute a violation or breach of, or result in the imposition of any Lien upon the property of such Customer, by reason of the terms of (a) any contract, mortgage, lease, agreement, indenture, or instrument to which such Customer is a party or which is binding upon it, (b) any Requirement of Law applicable to such Customer, or (c) the certificate or articles of incorporation or by-laws or the limited liability company or limited partnership agreement of such Customer.

          6.2 Validity and Priority of Security Interest. The provisions of the Credit Documents create legal and valid Liens on all the Collateral in favor of the Agent, for the benefit of the Agent and the Vendors, and such Liens constitute perfected and continuing Liens on all the Collateral securing all the Obligations, having priority over all other Liens on the Collateral, except for those Liens identified in clauses (c),
(d), (e), (g) and (h) of the definition of Permitted Liens and are enforceable against each Customer and all third parties.

          6.3 Organization and Qualification. Each Customer (a) is duly organized or incorporated and validly existing in good standing under the laws of the state of its organization or incorporation,
(b) has the legal name and address, is the type of Person, has the jurisdiction of formation and jurisdiction of formation identification number, has the federal employee identification number, and has its chief executive office set forth on Schedule
6.3, (c) is qualified to do business and is in good standing in the jurisdictions set forth on Schedule 6.3 which are the only jurisdictions in which qualification is necessary in order for it to own or lease its property and conduct its business, and (d) has all requisite power and authority to conduct its business and to own its property.

          6.4  Corporate Name; Prior Transactions.  Except as set forth on
Schedule 6.4, no Customer has, during the past five (5) years, been known by or used any other corporate or fictitious name, or been a party to any merger or consolidation, or acquired all or substantially all of the assets of any Person, or acquired any of its property outside of the ordinary course of business.

          6.5 Subsidiaries and Affiliates. Schedule 6.5 contains a list of all Subsidiaries of each Customer as of the date of this Agreement. Each Customer is (a) duly incorporated or organized and validly existing in good standing under the laws of its state of incorporation or organization set forth on Schedule 6.5, and (b) qualified to do business and in good standing in each jurisdiction in which the failure to so qualify or be in good standing could reasonably be expected to have a Material Adverse
Effect and (c) has all requisite power and authority to conduct its business and own its property.

          6.6  Financial Statements and Projections.

               (a) The Customers have delivered to the Agent and the Vendors the audited balance sheet and related statements of income, retained earnings, cash flows, and changes in stockholders equity for the Customers as of August 28, 2004, and for the Fiscal Year then ended, accompanied by the report thereon of its independent certified public accountants. The Customers have also delivered to the Agent and the Vendors the unaudited balance sheet and related statements of income and cash flows for the Customers as of April 30, 2005. All such financial statements have been prepared in accordance with GAAP and present accurately and fairly in all material respects the financial position of the Customers as at the dates thereof and their results of operations for the periods then ended.

               (b) The Latest P&L and Cash Forecast Projections when submitted to the Vendors as required herein represent the Customers' best estimate of the future financial performance of the Customers for the periods set forth therein. The Latest P&L and Cash Forecast
Projections have been prepared on the basis of the assumptions set forth therein, which the Customers believe are fair and reasonable in light of current and reasonably foreseeable business conditions at the time submitted to the Vendors

          6.7 Capitalization. The Parent's authorized equity interests consists of 12,000,000 shares of common stock and 1,000,000 shares of preferred stock of which, as of the Closing Date, 5,793,058 shares of common stock and 10,000 shares of Series A convertible preferred stock and 57,381 shares of Series B preferred stock were validly issued and outstanding, fully paid and non-assessable. Each other Customer's authorized, issued, and outstanding shares are as set forth on Schedule 6.7, and Parent owns all such shares.

          6.8 Solvency. Each Customer is solvent prior to and after giving effect to the Extensions to be made on the Closing Date, and shall remain solvent during the term of this Agreement, in accordance with applicable law.

          6.9 Debt. After giving effect to the making of the Extensions to be made on the Closing Date, no Customer has any Debt, except
(a) the Obligations and (b) Debt described on Schedule 6.9.

          6.10 Distributions. Since August 28, 2004, except for the payment of dividends to holders of the company's preferred stock, no Distribution has been declared, paid, or made upon or in respect of any membership interests or other securities of any Customer.

          6.11 Real Estate; Leases. Schedule 6.11 sets forth, as of the Closing Date, a correct and complete list of all Real Estate owned by any Customer, all leases and subleases of real or personal property held by any Customer as lessee or sublessee
(other than leases of personal property as to which a Customer is lessee or sublessee for which the value of such personal property in the aggregate is less than $100,000), and all leases and subleases of real or personal property held by any Customer as lessor or sublessor. Each of such leases and subleases is valid and enforceable in accordance with its terms and is in full force and effect, and no default by any party to any such lease or sublease exists. Each Customer has good and marketable title in fee simple to the Real Estate identified on Schedule 6.11 as owned by such Customer, or valid leasehold interests in all Real
Estate designated therein as "leased" by such Customer and Customers have good, indefeasible, and merchantable title to all of its other property reflected on the Financial Statements delivered to the Agent and the Vendors, except as disposed of in the ordinary course of business since the date thereof, free of all Liens except Permitted Liens.

          6.12 Proprietary Rights. Schedule 6.12 sets forth a correct and complete list of all of each Customer's Proprietary Rights. None of the Proprietary Rights is subject to any licensing agreement or similar arrangement except as set forth on Schedule 6.12. To the best of Customers' knowledge, none of the Proprietary Rights infringes on or conflicts with any other Person's property, and no other Person's property infringes on or conflicts with the Proprietary Rights. The Proprietary Rights described on Schedule

6.12 constitute all of the property of such type necessary to the current and anticipated future conduct of the Customers' business.

          6.13 Trade Names. All trade names or styles under which any Customer will sell Inventory or create Accounts, or to which instruments in payment of Accounts may be made payable, are listed on Schedule 6.13.

          6.14 Litigation. Except as set forth on Schedule 6.14, there is no pending, or to the best of any Customer's knowledge threatened, action, suit, proceeding, or counterclaim by any Person, or to the best of any Customer's knowledge, investigation by any Governmental Authority, or any basis for any of the foregoing, which would have to be disclosed by a Customer pursuant to Item 103 of SEC Regulation S-K.

          6.15 Labor Disputes. Except as set forth on Schedule 6.15, as of the Closing Date (a) there is no collective bargaining agreement or other labor contract covering employees of any Customer, (b) no such collective bargaining agreement or other labor contract is scheduled to expire during the term of this Agreement, (c) no union or other labor organization is seeking to organize, or to be recognized as, a collective bargaining unit of employees of any Customer, or for any similar purpose, and (d) there is no pending or (to the best of Customers' knowledge) threatened, strike, work stoppage, material unfair labor practice claim, or other material labor dispute against or affecting any Customer or its employees.

          6.16 Environmental Laws.  Except as otherwise disclosed on
Schedule 6.16:

             (a) Each Customer has complied in all material respects with all Environmental Laws and neither Customers nor any of their presently owned real property or presently conducted operations, nor its previously owned real property or prior operations, is subject to any enforcement order from or liability agreement with any Governmental Authority or private Person respecting (i) compliance with any Environmental Law or (ii) any potential liabilities and costs or remedial action arising from the Release or threatened Release of a Contaminant.

             (b) Each Customer has obtained all permits necessary for their current operations under Environmental Laws, and all such permits are in good standing and each Customer is in compliance with all material terms and conditions of such permits.

             (c) Neither Customers, nor, to the best of each Customer's knowledge, any of their predecessors in interest, has in violation of applicable law stored, treated or disposed of any hazardous waste.

             (d) No Customer has received any summons, complaint, order or similar written notice indicating that it is not currently in compliance with, or that any Governmental Authority is investigating its compliance with, any Environmental Laws or that it is or may be liable to any other Person as a result of a Release or threatened Release of a Contaminant.

             (e) To the best of each Customer's knowledge, none of the present or past operations of any Customer is the subject of any investigation by any Governmental Authority evaluating whether any remedial action is needed to respond to a Release or threatened Release of a Contaminant.

             (f) There is not now, nor to the best of each Customer's knowledge has there ever been on or in the Real Estate:

                    (1) any underground storage tanks or surface impoundments,

                    (2)  any asbestos-containing material, or

                    (3)  any polychlorinated biphenyls (PCBs)
          used in hydraulic oils, electrical transformers or other equipment.

               (g) No Customer has filed any notice under any requirement of Environmental Law reporting a spill or accidental and unpermitted
Release or discharge of a Contaminant into the environment.

               (h) No Customer has entered into any negotiations or settlement agreements with any Person (including the prior owner of its property) imposing material obligations or liabilities on any Customer with respect to any remedial action in response to the Release of a Contaminant or environmentally related claim.

               (i) None of the products manufactured, distributed or sold by any Customer contain asbestos containing material.

               (j)  No Environmental Lien has attached to the Real Estate.

          6.17 No Violation of Law. No Customer is in violation of any law, statute, regulation, ordinance, judgment, order, or decree applicable to it which violation could reasonably be expected to have a Material Adverse Effect.

          6.18 No Default. No Customer is in default with respect to any note, indenture, loan agreement, mortgage, lease, deed, or other agreement to which any Customer is a party or by which it is bound, which default could reasonably be expected to have a Material Adverse Effect.

          6.19 ERISA Compliance.  Except as specifically disclosed in
Schedule 6.19:

               (a) Each Plan is in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law. Each Plan which is intended to qualify under Section
401(a) of the Code has received a favorable determination letter from the IRS and to the best knowledge of each Customer, nothing has occurred which would cause the loss of such qualification.
The Customers have made all required contributions to any Plan subject to Section 412 of the Code, and no application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Code has been made with respect to any Plan.

               (b) There are no pending or, to the best knowledge of each Customer, threatened claims, actions or lawsuits, or action by any Governmental Authority, with respect to any Plan that has resulted or could reasonably be expected to result in a Material
Adverse Effect. There has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan that has resulted or could reasonably be expected to result in a Material Adverse Effect.

               (c) (i) No ERISA Event has occurred or is reasonably expected to occur; (ii) no Pension Plan has any Unfunded Pension
Liability; (iii) No Customer has incurred, nor does it reasonably expect to incur, any liability under Title IV of ERISA with respect to any Pension Plan (other than premiums due and not delinquent under Section 4007 of ERISA); (iv) no Customer has incurred, nor does it reasonably expect to incur, any liability
(and no event has occurred which, with the giving of notice under

Section 4219 of ERISA, would result in such liability) under
Section 4201 or 4243 of ERISA with respect to a Multi-employer
Plan; and (v) no Customer has engaged in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

          6.20 Taxes. Each Customer has filed all federal and other tax returns and reports required to be filed, and have paid all federal and other taxes, assessments, fees and other governmental charges levied or imposed upon them or their properties, income or assets otherwise due and payable unless such unpaid taxes and assessments would constitute a Permitted Lien.

          6.21 Regulated Entities. None of the Customers or any Person controlling any Customer is an "Investment Company" within the meaning of the Investment Company Act of 1940. No Customer is subject to regulation under the Public Utility Holding Company
Act of 1935, the Federal Power Act, the Interstate Commerce Act, any state public utilities code or law, or any other federal or state statute or regulation limiting its ability to incur indebtedness.

          6.22 Use of Proceeds; Margin Regulations. The Extensions are to be used solely for purchasing goods from the Vendors. No
Customer is engaged in the business of purchasing or selling
Margin Stock or extending credit for the purpose of purchasing or carrying Margin Stock.

          6.23 Copyrights, Patents, Trademarks and Licenses, etc. Except as disclosed on Schedule 6.23, each Customer owns or is licensed or otherwise has the right to use all of the patents, trademarks, service marks, trade names, copyrights, contractual franchises, licenses, rights of way, authorizations and other rights that are reasonably necessary for the operation of its businesses, without conflict with the rights of any other Person. To the best knowledge of each Customer, no slogan or other advertising device, product, process, method, substance, part or other material now employed, or now contemplated to be employed, by any Customer infringes upon any rights held by any other Person. No claim or litigation regarding any of the foregoing is pending or threatened, and no patent, invention, device, application, principle or any statute, law, rule, regulation, standard or code is pending or, to the knowledge of each Customer, proposed, which, in either case, could reasonably be expected to have a Material Adverse Effect.

          6.24 No Material Adverse Change. No Material Adverse Effect has occurred since the latest date of the Financial Statements delivered to the Vendors.

          6.25 Full Disclosure. None of the representations or warranties made by any Customer in the Credit Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in any exhibit, report, statement or certificate furnished by or on behalf of Customers in connection with the Credit Documents (including the offering and disclosure materials delivered by or on behalf of the Customers to the Vendors prior to the Closing Date), contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading in any adverse way as of the time when made or delivered.

          6.26 Material Agreements. Schedule 6.26 hereto sets forth as of the Closing Date all Material Contracts to which any Customer is a party or is bound.

          6.27 Bank Accounts. Schedule 6.27 contains as of the Closing Date a complete and accurate list of all bank accounts maintained by each Customer with any bank or other financial institution.

          6.28 Governmental Authorization. No approval, consent, exemption, authorization, or other action by, or notice to, or filing with, any Governmental Authority or other Person is necessary or required in connection with the execution, delivery or performance by, or enforcement against, any Customer of any Credit Document to which it is a party, except such as have been obtained, given or made, as applicable.

          6.29 Tax Shelter Regulations. The Customers do not intend to treat the Extensions and related transactions as being a
"reportable transaction" (within the meaning of Treasury
Regulation Section 1.6011-4).  In the event any Customer
determines to take any action inconsistent with such intention,
it will promptly notify the Agent thereof.   If any Customer so
notifies the Agent, Customer acknowledges that the Agent and/or one or more of the Vendors may treat its Extensions as part of a transaction that is subject to Treasury Regulation Section 1.6011-
4 or Section 301.6112-1, and the Agent and such Vendor or Vendors, as applicable, may file such IRS forms or maintain such lists and other records as they may determine is required by such Treasury Regulation.

                            ARTICLE 7
               AFFIRMATIVE AND NEGATIVE COVENANTS

          Each Customer covenants to the Agent and each Vendor that until the Termination Date:

          7.1 Taxes and Other Obligations. Each Customer shall (a) file when due all tax returns and other reports which it is required to file; (b) pay, or provide for the payment, when due, of all taxes, fees, assessments and other governmental charges against it or upon its property, income and franchises, make all required withholding and other tax deposits, and establish adequate reserves for the payment of all such items, and provide to the Agent and the Vendors, upon request, satisfactory evidence of its timely compliance with the foregoing; and (c) pay when due all Debt owed by it and all claims of materialmen, mechanics, carriers, warehousemen, landlords, processors and other like Persons, and all other indebtedness owed by it and perform and discharge in a timely manner all other obligations undertaken by it; provided, however, so long as the Customer has notified the Agent in writing, a Customer need not pay any tax, fee, assessment, or governmental charge (i) it is contesting in good faith by appropriate proceedings diligently pursued, (ii) as to which such Customer has established proper reserves as required under GAAP, and (iii) the nonpayment of which does not result in the imposition of a Lien (other than a Permitted Lien).

          7.2 Legal Existence and Good Standing. Each Customer shall maintain its legal existence and its qualification and good standing in all jurisdictions in which the failure to maintain such existence and qualification or good standing could reasonably be expected to have a Material Adverse Effect.

          7.3 Compliance with Law and Agreements; Maintenance of Licenses. Each Customer shall comply in all material respects with all Requirements of Law of any Governmental Authority having jurisdiction over it or its business (including the Federal Fair Labor Standards Act and all Environmental Laws). Each Customer shall obtain and maintain all licenses, permits, franchises, and governmental authorizations necessary to own its property and to conduct its business as conducted on the Closing Date. No
Customer shall modify, amend or alter its certificate or articles of incorporation, or its limited liability company operating agreement or limited partnership agreement, as applicable, other than in a manner that does not adversely affect the rights of the Vendors or the Agent.

          7.4  Maintenance of Property; Inspection of Property.

               (a) Each Customer shall maintain all of its property necessary and useful in the conduct of its business, in good operating condition and repair, ordinary wear and tear excepted.

               (b) The Customers shall permit representatives and independent contractors of the Agent, at the Customers' expense (provided that the amount of such expense is reasonable and customary), no more than four (4) times per year (unless an Event of Default has occurred and is continuing), to visit and inspect any of their properties, to examine its corporate, financial and operating records, and make copies thereof or abstracts therefrom and to discuss their affairs, finances and accounts with its officers and directors (including members of its audit committee), at such reasonable times during normal business hours and as soon as may be reasonably desired, upon reasonable advance notice to the Parent; provided, that, when an Event of Default exists, the Agent or any Vendor may do any of the foregoing at the expense of the Customers at any time during normal business hours and without advance notice.

               (c) The Customers shall permit Eligible Appraiser, at the Customer's expense (provided the amount of such expense is reasonable and customary) to conduct appraisals (but no more than twice per year provided no Event of Default has occurred and is continuing) and audits of Accounts, Inventory and other
Collateral at any time without advance notice and shall permit Eligible Appraisers, in furtherance of such appraisals and audits, to visit and inspect any of their properties, to examine its corporate, financial and operating records, and make copies thereof or abstracts therefrom and to discuss their affairs, finances and accounts with their directors, officers and independent public accountants.

          7.5  Insurance.

               (a) Each Customer shall maintain with financially sound and reputable insurers having a rating of at least A or better by Best Rating Guide, insurance against loss or damage by fire with extended coverage with respect to its corporate headquarters and warehouse facility; business interruption; public liability; and such other hazards or of such other types as is customary for Persons engaged in the same or similar business, as the Agent, in its discretion, or acting at the direction of the Vendors, shall specify, in amounts, and under policies acceptable to the Agent and the Vendors. Customers shall maintain flood insurance for its Inventory and Equipment that is, at any time, located in a Special Flood Hazard Area.

                (b) Each Customer shall cause the Agent, for the benefit of the Agent and the Vendors, to be named as secured party and sole loss payee or additional insured, in a manner acceptable to the Agent.
Each policy of insurance shall contain a clause or endorsement requiring the insurer to give (i) not less than ten (10) days' prior written notice to the Agent in the event of cancellation of the policy for nonpayment of premium and (ii) not less than thirty (30) days' prior written notice to the Agent in the event of cancellation of the policy for any reason other than nonpayment of premium, and a clause or endorsement stating that the interest of the Agent shall not be impaired or invalidated by any act or neglect of any Customer or the owner of any Real
Estate for purposes more hazardous than are permitted by such policy. All premiums for such insurance shall be paid by any Customer when due, and certificates of insurance and, if requested by the Agent or any Vendor, photocopies of the policies, shall be delivered to the Agent, in each case in sufficient quantity for distribution by the Agent to each of the Vendors. If any Customer fails to procure such insurance or to pay the premiums therefor when due, the Agent may, and at the direction of the Vendors shall, do so from the proceeds of Extensions.

          7.6 Insurance and Condemnation Proceeds. Customers shall promptly notify the Agent and the Vendors of any material loss, damage, or destruction to the Collateral, whether or not covered by insurance. The Agent is hereby authorized to collect all insurance and condemnation proceeds in respect of Collateral directly and to apply or remit them as follows:

                    (i) With respect to insurance and condemnation proceeds relating to Collateral other than Fixed Assets, after deducting from such proceeds the reasonable expenses, if any, incurred by the Agent in the collection or handling thereof, the Agent shall apply such proceeds to the reduction of the Obligations.

                    (ii) With respect to insurance and condemnation proceeds relating to Collateral consisting of Fixed Assets, the Agent shall permit or require the affected Customer to use such proceeds, or any part thereof, to replace, repair, restore or rebuild the relevant
Fixed Assets in a diligent and expeditious manner with materials and workmanship of substantially the same quality as existed before the loss, damage or destruction so long as (i) no Default or Event of Default has occurred and is continuing, (ii) the aggregate proceeds do not exceed $100,000 and (iii) the Customer first (A) provides the Agent and the Vendors with plans and specifications for any such repair or restoration which shall be reasonably satisfactory to the Agent and the Vendors and (B) demonstrates to the reasonable satisfaction of the Agent and the Vendors that the funds available to it will be sufficient to complete such project in the manner provided therein. In all other circumstances, the Agent shall apply such insurance and condemnation proceeds to the reduction of the Obligations.

          7.7  Environmental Laws.

               (a) Each Customer shall conduct its business in compliance with all Environmental Laws applicable to it, including those relating to the generation, handling, use, storage, and disposal of any Contaminant. Each Customer shall take prompt and appropriate action to respond to any non-compliance with Environmental Laws and shall regularly report to the Agent on such response.

               (b) Without limiting the generality of the foregoing, upon Agent's written request, Parent shall submit to the Agent and the Vendors annually, commencing on the first Anniversary Date, and on each Anniversary Date thereafter, an update of the status of each environmental compliance or liability issue, if any such issue exists. The Agent or any Vendor may request copies of technical reports prepared by any Customer and its communications with any Governmental Authority to determine whether any Customer is proceeding reasonably to correct, cure or contest in good faith any alleged non-compliance or environmental liability.
Each Customer shall, at the Agent's or the Vendors' request and at such Customers' expense, (i) retain an independent environmental engineer acceptable to the Agent to evaluate the site, including tests if appropriate, where the non-compliance or alleged non-compliance with Environmental Laws has occurred and prepare and deliver to the Agent, in sufficient quantity for distribution by the Agent to the Vendors, a report setting forth the results of such evaluation, a proposed plan for responding to any environmental problems described therein, and an estimate of the costs thereof, and (ii) provide to the Agent and the Vendors a supplemental report of such engineer whenever the scope of the environmental problems, or the response thereto or the estimated costs thereof, shall increase in any material respect.

                (c) The Agent and its representatives will have the right at any reasonable time to enter and visit the Real Estate owned by any Customer and any other place where any property of any Customer is located for the purposes of observing such Real Estate, taking and removing soil or groundwater samples, and conducting tests on any part of such Real Estate. The Agent is under no duty, however, to visit or observe the Real Estate or to conduct tests, and any such acts by the Agent will be solely for the purposes of protecting the Agent's Liens and preserving the Agent and the Vendors' rights under the Credit Documents. No site visit, observation or testing by the Agent and the Vendors will result in a waiver of any default of any Customer or impose any liability on the Agent or the Vendors. In no event will any site visit, observation or testing by the Agent be a representation that hazardous substances are or are not present in, on or under the Real Estate, or that there has been or will be compliance with any Environmental Law. Neither the Customers nor any other party is entitled to rely on any site visit, observation or testing by the Agent. The Agent and the Vendors owe no duty of care to protect any Customer or any other party against, or to inform any Customer or any other party of any hazardous substances or any other adverse condition affecting the Real
Estate. The Agent may in its discretion disclose to the Customers or to any other party if so required by law any report or findings made as a result of, or in connection with, any site visit, observation or testing by the Agent. The Customers understand and agree that the Agent makes no warranty or representation to the Customers or any other party regarding the truth, accuracy or completeness of any such report or findings that may be disclosed. The Customers also understand that depending on the results of any site visit, observation or testing by the Agent and disclosed to the Customers may have a legal obligation to notify one or more environmental agencies of the results, that such reporting requirements are site-specific, and are to be evaluated by the Customers without advice or assistance from the Agent. In each instance, the Agent will give the Parent reasonable notice before entering such Real Estate or any other place the Agent is permitted to enter under this
Section 7.7(c). The Agent will make reasonable efforts to avoid interfering with the any Customer's use of such Real Estate or any other property in exercising any rights provided hereunder.
          7.8 Compliance with ERISA. The Customers shall: (a) maintain each Plan in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law; (b) cause each Plan which is qualified under Section
401(a) of the Code to maintain such qualification; (c) make all required contributions to any Plan subject to Section 412 of the Code; (d) not engage in a prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan; and
(e) not engage in a transaction that could be subject to Section
4069 or 4212(c) of ERISA.

          7.9 Mergers, Consolidations or Sales. No Customer shall enter into any transaction of merger, reorganization, or consolidation, or transfer, sell, assign, lease or otherwise dispose of all or any part of its assets or wind up, liquidate or dissolve, or agree to do any of the foregoing; except (i) for sales of Inventory in the ordinary course of its business and (ii) for sales or other dispositions of Equipment in the ordinary course of business that are obsolete or no longer useable by the relevant Customer in their business with an orderly liquidation value not to exceed $100,000 in any Fiscal Year. Within 90 days following each such Equipment sale or disposition, such Customer shall either (i) promptly reinvest the proceeds of that sale or disposition in other Equipment or (ii) apply such proceeds to the Obligations. All Equipment purchased with such proceeds shall be free and clear of all Liens, except the Agent's Liens.

          7.10 Distributions; Capital Change; Restricted Investments. No Customer shall (a) except for payments of dividends to its preferred shareholders or to Parents, directly or indirectly declare or make, or incur any liability to make, any Distribution, (b) make any change in its capital structure which could have a Material Adverse Effect or (c) make any Restricted
Investment.

          7.11 Transactions Affecting Collateral or Obligations. No Customer shall enter into any transaction that would be reasonably expected to have a Material Adverse Effect.

          7.12 Guaranties. No Customer shall make, issue, or become liable on any Guaranty, except for Guaranties of liabilities of Subsidiaries of such Customer.

          7.13 Debt. No Customer shall incur or maintain any Debt, other than the Obligations and Debt evidencing a refunding, renewal or extension of the Debt; provided, that, (i) the principal amount thereof is not increased, (ii) the Liens, if any, securing such refunded, renewed or extended Debt do not attach to any assets in addition to those assets, if any, securing the Debt to be refunded, renewed or extended, (iii) no Person that is not an obligor or guarantor of such Debt as of the Closing Date shall become an obligor or guarantor thereof, and (iv) the terms of such refunding, renewal or extension are no less favorable to such Customer, the Agent or the Vendors than the original Debt.

          7.14 Prepayment. No Customer shall voluntarily prepay any Debt, except the Obligations in accordance with the terms of this Agreement.

          7.15 Transactions with Affiliates. Except as set forth below, and excluding real property leases identified on Schedule 6.11 hereto, no Customer shall sell, transfer, distribute, or pay any money or property, including, but not limited to, any fees or expenses of any nature (including, but not limited to, any fees or expenses for management services), to any Affiliate, or lend or advance money or property to any Affiliate, or invest in (by capital contribution or otherwise) or purchase or repurchase any stock or indebtedness, or any property, of any Affiliate, or become liable on any Guaranty of the indebtedness, dividends, or other obligations of any Affiliate. Notwithstanding the foregoing, while no Event of Default has occurred and is continuing, each Customer may engage in transactions with Affiliates in the ordinary course of business consistent with past practices, in amounts and upon terms fully disclosed to the Agent and the Vendors, and no less favorable to such Customer than would be obtained in a comparable arm's-length transaction with a third party who is not an Affiliate.

          7.16 Business Conducted. No Customer shall engage directly or indirectly, in any line of business other than the businesses in which such Customer is engaged on the Closing Date.

          7.17 Liens. No Customer shall create, incur, assume, or permit to exist any Lien on any property now owned or hereafter acquired by any of them, except Permitted Liens.

          7.18 Sale and Leaseback Transactions. No Customer shall, directly or indirectly, enter into any arrangement with any Person providing for such Customer to lease or rent property that such Customer has sold or will sell or otherwise transfer to such Person.

          7.19 Fiscal Year. No Customer shall change its Fiscal Year, without providing prior written notice to the Agent.

          7.20 New Subsidiaries. No Customer shall, directly or indirectly, organize, create, acquire or permit to exist any Subsidiary (other than the Subsidiaries set forth on Schedule 6.5) without providing thirty (30) days prior written notice to the Agent.

          7.21 Capital Expenditures. No Customer shall make or incur any Capital Expenditure if, after giving effect thereto, the aggregate amount of all Capital Expenditures by the Customers as a group would exceed (a) $400,000 during Fiscal Year 2005 and (b)
$1,000,000 during any Fiscal Year thereafter.

          7.22 Fixed Charge Coverage Ratio. The Customers will maintain a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 for each Four-Quarter Period ended on the last day of each fiscal quarter.

          7.23 Deposit Account Balance. At all times, the Customers as a group shall maintain no less than $2 million in their Deposit
Accounts, net of pending items such as outstanding drafts and bank charges and offsets.

          7.24 Use of Proceeds. No Customer shall use any portion of the Extension proceeds, directly or indirectly, (a) to purchase or carry Margin Stock, (b) to repay or otherwise refinance indebtedness of such Customer or others incurred to purchase or carry Margin Stock, (c) to extend credit for the purpose of purchasing or carrying any Margin Stock, (d) to acquire any security in any transaction that is subject to Section 13 or 14 of the Exchange Act, or (e) for any purpose whatsoever other than to purchase goods from one or more Vendors pursuant to Purchase
Agreements.

          7.25 Further Assurances. Each Customer shall execute and deliver, or cause to be executed and delivered, to the Agent and/or the Vendors such documents and agreements, and shall take or cause to be taken such actions, as the Agent or any Vendor may, from time to time, reasonably request to carry out the terms and conditions of this Agreement and the other Credit Documents.

                            ARTICLE 8
                      CONDITIONS OF LENDING

          8.1 Conditions Precedent to Making of Extensions on the Closing Date. The obligation of the Vendors to make the initial
Extensions on the Closing Date are subject to the following conditions precedent having been satisfied in a manner satisfactory to the Agent and each Vendor:

               (a) This Agreement and the other Credit Documents shall have been executed by each party thereto and each Customer shall have performed and complied with all covenants, agreements and conditions contained herein and the other Credit Documents which are required to be performed or complied with by the Customer before or on such Closing Date.

               (b) All representations and warranties made hereunder and in the other Credit Documents shall be true and correct as if made on such date.

               (c) No Default or Event of Default shall have occurred and be continuing after giving effect to the Extensions to be made.

               (d) The Agent and the Vendors shall have received such opinions of counsel for Customers as the Agent or any Vendor shall request, each such opinion to be in a form, scope, and substance satisfactory to the Agent, the Vendors, and their respective counsel.

               (e)  The Agent shall have received:

                    (i) acknowledgment copies of proper financing statements, duly filed on or before the Closing Date under the UCC of all jurisdictions that the Agent may deem necessary or desirable in order to perfect the Agent's Liens; and

                    (ii) a duly executed payoff letter and release and duly executed UCC-3 Termination Statements and such other termination or release instruments, in form and substance satisfactory to the Agent, as shall be necessary to terminate and satisfy all Liens on the property of the Customers except Permitted Liens.

               (f) The Agent shall have received, in form, scope, and substance, reasonably satisfactory to the Agent, evidence of all insurance coverage as required by this Agreement.

               (g) The Agent and the Vendors shall have had an opportunity, if they so choose, to examine the books of account and other records and files of the Customers and to make copies thereof, and to conduct a pre-closing audit which shall include, without limitation, verification of Inventory, Accounts and the Borrowing
Base, and the results of such examination and audit shall have been satisfactory to the Agent and the Vendors in all respects.

               (h) All proceedings taken in connection with the execution of this Agreement, all other Credit Documents and all documents and papers relating thereto shall be satisfactory in form, scope, and substance to the Agent and the Vendors.

               (i) A completed Borrowing Base Certificate with supporting information in accordance with Section 9 of the Security
Agreement and a completed Compliance Certificate.

               (j) Without limiting the generality of the items described above, the Customers shall have delivered or caused to be delivered to the Agent (in form and substance reasonably satisfactory to the Agent), the financial statements, instruments, resolutions, documents, agreements, certificates, opinions and other items set forth on the "Closing Checklist" delivered by the Agent to the Parent prior to the Closing Date.

               (k) The Customers shall have paid all fees and expenses of the Agent and the Attorney Costs incurred in connection with any of the Credit Documents and the transactions contemplated thereby to the extent invoiced not to exceed Twelve Thousand Dollars
($12,000).

          The acceptance by any Customer of any Extensions made on the Closing Date shall be deemed to be a representation and warranty made by such Customer to the effect that all of the conditions precedent to the making of such Extensions have been satisfied, with the same effect as delivery to the Agent and the Vendors of a certificate signed by a Responsible Officer of such Customer, dated the Closing Date, to such effect.

          Execution and delivery to the Agent by a Vendor of a counterpart of this Agreement shall be deemed confirmation by such Vendor that (i) all conditions precedent in this Section 8.1 have been fulfilled to the satisfaction of such Vendor, (ii) the decision of such Vendor to execute and deliver to the Agent an executed counterpart of this Agreement was made by such Vendor independently and without reliance on the Agent or any other Vendor as to the satisfaction of any condition precedent set forth in this Section 8.1, and (iii) all documents sent to such Vendor for approval, consent, or satisfaction were acceptable to such Vendor.

          8.2 Conditions Precedent to Each Extension. The obligation of the Vendors to make each Extension, including the initial
Extensions on the Closing Date shall be subject to the further conditions precedent that on and as of the date of any such extension of credit:

               (a) The following statements shall be true, and the acceptance by any Customer of any extension of credit shall be deemed to be a statement to the effect set forth in clauses (i), (ii) and
(iii) with the same effect as the delivery to the Agent and the Vendors of a certificate signed by a Responsible Officer, dated the date of such extension of credit, stating that:

                    (i) The representations and warranties contained in this Agreement and the other Credit Documents are correct in all material respects on and as of the date of such extension of credit as though made on and as of such date, other than any such representation or warranty which relates to a specified prior date and except to the extent the Agent and the Vendors have been notified in writing by a Customer that any representation or warranty is not correct and the Vendors have explicitly waived in writing compliance with such representation or warranty; and

                    (ii) No event has occurred and is continuing, or would result from such extension of credit, which constitutes a Default or an Event of Default; and

                    (iii) No event has occurred and is continuing, or would result from such extension of credit, which has had or would have a Material Adverse Effect.

               (b) No such Extension shall exceed Availability; provided, however, that the foregoing conditions precedent are not conditions to each Vendor participating in or reimbursing the Agent for any Agent Extension made in accordance with the provisions of Section 1.2.

               (c) Vendors are satisfied with the financial condition of Customers on the date of such advance in their sole discretion
(notwithstanding compliance with any financial covenants set forth herein).

                            ARTICLE 9
                        DEFAULT; REMEDIES

          9.1 Events of Default. It shall constitute an event of default ("Event of Default") if any one or more of the following shall occur for any reason:

               (a) any failure by any Customer to pay the principal of, or interest or premium on any of the Obligations or any fee or other amount owing hereunder when due, whether upon demand or otherwise;

               (b) any representation or warranty made or deemed made by any Customer in this Agreement or in any of the other Credit
Documents, any Financial Statement, or any certificate furnished by any Customer at any time to the Agent or any Vendor shall prove to be untrue in any material adverse respect as of the date on which made, deemed made, or furnished;

               (c) (i) any default shall occur in the observance or performance of any of the covenants and agreements contained in Sections 7.2, 7.5, 7.9 through 7.21 of this Agreement or Section
11 of the Security Agreement, (ii) any default shall occur in the observance or performance of any of the covenants and agreements contained in Sections 5.2 or 5.3 and such default shall continue for three (3) days or more; or (iii) any default shall occur in the observance or performance of any of the other covenants or agreements contained in any other Section of this Agreement or any other Credit Document, or any other agreement entered into at any time to which any Customer and any Vendor are parties and such default shall continue for fifteen (15) days or more;

               (d) any default shall occur with respect to any Debt (other than the Obligations) of any Customer in an outstanding principal amount which exceeds $100,000 ("Material Debt"), or under any agreement or instrument under or pursuant to which any such Material Debt may have been issued, created, assumed, or guaranteed by any Customer, and such default shall continue for more than the period of grace, if any, therein specified, if the effect thereof (with or without the giving of notice or further lapse of time or both) is to accelerate, or to permit the holders of any such Material Debt to accelerate, the maturity of any such Material Debt; or any such Material Debt shall be declared due and payable or be required to be prepaid (other than by a regularly scheduled required prepayment) prior to the stated maturity thereof;

               (e) any Customer shall (i) file a voluntary petition in bankruptcy or file a voluntary petition or an answer or otherwise commence any action or proceeding seeking reorganization, arrangement or readjustment of its debts or for any other relief under the Bankruptcy Code or under any other bankruptcy or insolvency act or law, state or federal, now or hereafter existing, or consent to, approve of, or acquiesce in, any such petition, action or proceeding; (ii) apply for or acquiesce in the appointment of a receiver, assignee, liquidator, sequestrator, custodian, monitor, trustee or similar officer for it or for all or any part of its property; (iii) make an assignment for the benefit of creditors; or (iv) be unable generally to pay its debts as they become due;

               (f) an involuntary petition shall be filed or an action or proceeding otherwise commenced seeking reorganization, arrangement, consolidation or readjustment of the debts of any Customer or for any other relief under the Bankruptcy Code or under any other bankruptcy or insolvency act or law, state or federal, now or hereafter existing and such petition or proceeding shall not be dismissed within thirty (30) days after the filing or commencement thereof, or an order of relief shall be entered with respect thereto under the Bankruptcy Code;

               (g) a receiver, assignee, liquidator, sequestrator, custodian, monitor, trustee or similar officer for any Customer or for all or any part of its property shall be appointed or a warrant of attachment, execution or similar process shall be issued against any part of the property of any Customer;

               (h) any Customer shall file a certificate of dissolution under applicable state law or shall be liquidated, dissolved or wound-up or shall commence or have commenced against it any action or proceeding for dissolution, winding-up or liquidation, or shall take any corporate action in furtherance thereof;

               (i) all or any material part of the property of any Customer shall be nationalized, expropriated or condemned, seized or otherwise appropriated, or custody or control of such property or of any Customer shall be assumed by any Governmental Authority or any court of competent jurisdiction at the instance of any Governmental Authority, except where contested in good faith by proper proceedings diligently pursued where a stay of enforcement is in effect;

               (j) any Credit Document shall be terminated, revoked or declared void or, invalid or unenforceable;

               (k) one or more judgments, orders, decrees or arbitration awards is entered against any Customer involving in the aggregate liability (to the extent not covered by independent third-party insurance as to which the insurer does not dispute coverage) as to any single or related or unrelated series of transactions, incidents or conditions, of $100,000 or more, and the same shall remain unsatisfied, unvacated and unstayed pending appeal for a period of thirty (30) days after the entry thereof;

               (l) any loss, theft, damage or destruction of any item or items of Collateral or other property of any Customer occurs which could reasonably be expected to cause a Material Adverse Effect and is not adequately covered by insurance;

               (m) there is filed against any Customer any action, suit or proceeding under any federal or state racketeering statute
(including the Racketeer Influenced and Corrupt Organization Act of 1970), which action, suit or proceeding (i) is not dismissed within one hundred twenty (120) days, and (ii) could reasonably be expected to result in the confiscation or forfeiture of any material portion of the Collateral;

               (n) for any reason other than the failure of the Agent to take any action available to it to maintain perfection of the Agent's Liens, pursuant to the Credit Documents, any Credit Document ceases to be in full force and effect or any Lien with respect to any material portion of the Collateral intended to be secured thereby ceases to be, or is not, valid, perfected and prior to all other Liens (other than Permitted Liens) or is terminated, revoked or declared void;

               (o) an ERISA Event shall occur with respect to a Pension Plan or Multi-employer Plan which has resulted or could reasonably be expected to result in liability of the Customer or any ERISA
Affiliate under Title IV of ERISA to the Pension Plan, Multi-employer Plan or the PBGC in an aggregate amount in excess of $100,000; (ii) the aggregate amount of Unfunded Pension Liability among all Pension Plans at any time exceeds $100,000; or (iii) any Customer or any ERISA Affiliate shall fail to pay when due, after the expiration of any applicable grace period, any installment payment with respect to its withdrawal liability under Section 4201 of ERISA under a Multi-employer Plan in an aggregate amount in excess of $100,000;

               (p)  there occurs a Change of Control;

               (q) Any failure by any Customer to pay in full for goods purchased from Vendors within One Hundred and Five (105) days of ROG;

               (r) The failure of Parent to recover the full balance of the Jara Enterprises, Inc. note(s) in the total principal amount of $2.4 million by December 31, 2005; or

               (s) any event not described in clauses (a) through (r) above shall occur which has or could reasonably be expected to have a Material Adverse Effect.

          9.2  Remedies.

               (a) If a Default or an Event of Default exists, the Agent may, in its discretion, and shall, at the direction of the Vendors, do one or more of the following at any time or times and in any order, without notice to or demand on any Customer: (i) reduce the Maximum Credit Amount; or the advance rates against Eligible
Accounts and/or Eligible Inventory used in computing the Borrowing Base, or reduce one or more of the other elements used in computing the Borrowing Base; and (ii) restrict the amount of or refuse to make Extensions. If an Event of Default exists, the Agent may, or shall at the direction of the Vendors, do one or more of the following, in addition to the actions described in the preceding sentence, at any time or times and in any order, without notice to or demand on the Customer: (A) terminate this Agreement; (B) declare any or all Obligations to be immediately due and payable; provided, however, that upon the occurrence of any Event of Default described in Sections 9.1(d), 9.1(e),
9.1(f), 9.1(g), or 9.1(h) all Obligations shall automatically become immediately due and payable without notice or demand of any kind; and (C) pursue its other rights and remedies under the Credit Documents and applicable law.

               (b)  If an Event of Default has occurred and is continuing:
(i) the Agent shall have for the benefit of the Vendors, in addition to all other rights of the Agent and the Vendors, the rights and remedies of a secured party under the Credit Documents and the UCC; (ii) the Agent may, at any time, take possession of the Collateral and keep it on the Customers' premises, at no cost to the Agent or any Vendor, or remove any part of it to such other place or places as the Agent may desire, or the Customers shall, upon the Agent's demand, at the Customers' cost, assemble the Collateral and make it available to the Agent at a place reasonably convenient to the Agent; and (iii) the Agent may sell and deliver any Collateral at public or private sales, for cash, upon credit or otherwise, at such prices and upon such terms as the Agent deems advisable, in its sole discretion, and may, if the Agent deems it reasonable, postpone or adjourn any sale of the Collateral by an announcement at the time and place of sale or of such postponed or adjourned sale without giving a new notice of sale. Without in any way requiring notice to be given in the following manner, each Customer agrees that any notice by the Agent of sale, disposition or other intended action hereunder or in connection herewith, whether required by the UCC or otherwise, shall constitute reasonable notice to Customers if such notice is mailed by registered or certified mail, return receipt requested, postage prepaid, or is delivered personally against receipt, at least five (5) Business Days prior to such action to the Customers' address specified in or pursuant to
Section 13.9. If any Collateral is sold on terms other than payment in full at the time of sale, no credit shall be given against the Obligations until the Agent or the Vendors receive payment, and if the buyer defaults in payment, the Agent may resell the Collateral without further notice to the relevant
Customer(s). In the event the Agent seeks to take possession of all or any portion of the Collateral by judicial process, each Customer irrevocably waives: (A) the posting of any bond, surety or security with respect thereto which might otherwise be required; (B) any demand for possession prior to the commencement of any suit or action to recover the Collateral; and (C) any requirement that the Agent retain possession and not dispose of any Collateral until after trial or final judgment. Each
Customer agrees that the Agent has no obligation to preserve rights to the Collateral or marshal any Collateral for the benefit of any Person. The Agent is hereby granted a license or other right to use, without charge, Customers' labels, patents, copyrights, name, trade secrets, trade names, trademarks, and advertising matter, or any similar property, in completing production of, advertising or selling any Collateral, and Customers' rights under all licenses and all franchise agreements shall inure to the Agent's benefit for such purpose (subject, however, to compliance by the parties thereto with any applicable restrictions on transfer, sublicensing, or assignment set forth in such agreements). The proceeds of sale shall be applied first to all expenses of sale, including attorneys' fees, and then to the Obligations. The Agent will return any excess to the relevant Customer(s) and the Customers shall remain liable for any deficiency.

               (c) If an Event of Default occurs, each Customer hereby waives all rights to notice and hearing prior to the exercise by the Agent of the Agent's rights to repossess the Collateral without judicial process or to reply, attach or levy upon the Collateral without notice or hearing.

                           ARTICLE 10
                      TERM AND TERMINATION

          10.1 Term and Termination. The term of this Agreement shall end when the Agreement is terminated pursuant to Section 3.2 hereof unless sooner terminated in accordance with the terms hereof.
The Agent upon direction from the Vendors may terminate this Agreement without notice upon the occurrence of an Event of Default. Upon the effective date of termination of this Agreement for any reason whatsoever, all Obligations (including all unpaid principal, accrued and unpaid interest and any early termination or prepayment fees or penalties) shall become immediately due and payable. Notwithstanding the termination of this Agreement, until all Obligations are indefeasibly paid and performed in full in cash, the Customers shall remain bound by the terms of this Agreement and each Customer shall remain bound by the terms of the Credit Documents to which it is a party and no Customer shall be relieved of any of its Obligations hereunder or under any other Credit Document, and the Agent and the Vendors shall retain all their rights and remedies hereunder (including the Agent's Liens in and all rights and remedies with respect to all then existing and after-arising Collateral).

                           ARTICLE 11
  AMENDMENTS; WAIVERS; PARTICIPATIONS; ASSIGNMENTS; SUCCESSORS

No amendment or waiver of any provision of this Agreement or any other Credit Document, and no consent with respect to any departure by any Customer therefrom, shall be effective unless the same shall be in writing and signed by the Vendors (or by the Agent at the written request of the Vendors) and the Customers and then any such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

                           ARTICLE 12
                            THE AGENT

          12.1 Appointment and Authorization. Each Vendor hereby designates and appoints Agent as its agent under this Agreement and the other Credit Documents, and each Vendor hereby irrevocably authorizes the Agent to take such action on its behalf under the provisions of this Agreement and each other Credit Document and to exercise such powers and perform such duties as are expressly delegated to it by the terms of this Agreement or any other Credit Document, together with such powers as are reasonably incidental thereto. The Agent agrees to act as such on the express conditions contained in this Article 12. The provisions of this Article 12 are solely for the benefit of the Agent and the Vendors and the Customers shall have no rights as a third party beneficiary of any of the provisions contained herein. Notwithstanding any provision to the contrary contained elsewhere in this Agreement or in any other Credit Document, the Agent shall not have any duties or responsibilities, except those expressly set forth herein, nor shall the Agent have or be deemed to have any fiduciary relationship with any Vendor, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Credit Document or otherwise exist against the Agent.

          12.2 Agency for Perfection. Each Vendor hereby appoints each other Vendor as agent for the purpose of perfecting the Vendors' security interest in assets that, in accordance with Article 9 of the UCC can be perfected only by possession. Should any Vendor
(other than the Agent) obtain possession of any such Collateral, such Vendor shall notify the Agent thereof, and, promptly upon the Agent's request therefor shall deliver such Collateral to the Agent or in accordance with the Agent's instructions.

                           ARTICLE 13
                          MISCELLANEOUS

          13.1 No Waivers; Cumulative Remedies. No failure by the Agent or any Vendor to exercise any right, remedy, or option under this Agreement or any present or future supplement thereto, or in any other agreement between or among any Customer and the Agent and/or any Vendor, or delay by the Agent or any Vendor in exercising the same, will operate as a waiver thereof. No waiver by the Agent or any Vendor will be effective unless it is in writing, and then only to the extent specifically stated. No waiver by the Agent or the Vendors on any occasion shall affect or diminish the Agent's and each Vendor's rights thereafter to require strict performance by each Customer of any provision of this Agreement. The Agent and the Vendors may proceed directly to collect the Obligations without any prior recourse to the Collateral. The Agent's and each Vendor's rights under this Agreement will be cumulative and not exclusive of any other right or remedy which the Agent or any Vendor may have.

          13.2 Severability. The illegality or unenforceability of any provision of this Agreement or any Credit Document or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Agreement or any instrument or agreement required hereunder.

          13.3 Governing Law; Choice of Forum; Service of Process.

               (a) THIS AGREEMENT SHALL BE INTERPRETED AND THE RIGHTS AND LIABILITIES OF THE PARTIES HERETO DETERMINED IN ACCORDANCE WITH
THE INTERNAL LAWS (AS OPPOSED TO THE CONFLICT OF LAWS PROVISIONS)
OF THE STATE OF MISSISSIPPI, REGARDLESS THAT PERFECTION ISSUES
WITH RESPECT TO ARTICLE 9 OF THE UCC MAY GIVE EFFECT TO
APPLICABLE CHOICE OR CONFLICT OF LAW RULES OF THE STATE OF
MISSISSIPPI; PROVIDED, HOWEVER, THAT THE AGENT, THE VENDORS AND
CUSTOMER SHALL RETAIN ALL RIGHTS ARISING UNDER FEDERAL LAW.

               (b) ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER CREDIT DOCUMENT MAY BE BROUGHT IN THE
COURTS OF THE STATE OF MISSISSIPPI OR OF THE UNITED STATES FOR
THE NORTHERN DISTRICT OF MISSISSIPPI, AND BY EXECUTION AND
DELIVERY OF THIS AGREEMENT, EACH OF THE CUSTOMERS, THE AGENT AND
THE VENDORS CONSENTS, FOR ITSELF AND IN RESPECT OF ITS PROPERTY,
TO THE NON-EXCLUSIVE JURISDICTION OF THOSE COURTS.  EACH OF THE
CUSTOMERS, THE AGENT AND THE VENDORS IRREVOCABLY WAIVES ANY
OBJECTION, INCLUDING ANY OBJECTION TO THE LAYING OF VENUE OR
BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR
HEREAFTER HAVE TO THE BRINGING OF ANY ACTION OR PROCEEDING IN
SUCH JURISDICTION IN RESPECT OF THIS AGREEMENT OR ANY DOCUMENT
RELATED HERETO.  NOTWITHSTANDING THE FOREGOING:  (1) THE AGENT
AND THE VENDORS SHALL HAVE THE RIGHT TO BRING ANY ACTION OR
PROCEEDING AGAINST ANY CUSTOMER OR ITS PROPERTY IN THE COURTS OF
ANY OTHER JURISDICTION THE AGENT OR THE VENDORS DEEM NECESSARY OR
APPROPRIATE IN ORDER TO REALIZE ON THE COLLATERAL OR OTHER
SECURITY FOR THE OBLIGATIONS AND (2) EACH OF THE PARTIES HERETO
ACKNOWLEDGES THAT ANY APPEALS FROM THE COURTS DESCRIBED IN THE
IMMEDIATELY PRECEDING SENTENCE MAY HAVE TO BE HEARD BY A COURT
LOCATED OUTSIDE THOSE JURISDICTIONS.

               (c) EACH CUSTOMER HEREBY WAIVES PERSONAL SERVICE OF ANY AND ALL PROCESS UPON IT AND CONSENTS THAT ALL SUCH SERVICE OF PROCESS MAY
BE MADE BY REGISTERED MAIL (RETURN RECEIPT REQUESTED) DIRECTED TO
SUCH CUSTOMER AT ITS ADDRESS SET FORTH IN SECTION 13.9 AND
SERVICE SO MADE SHALL BE DEEMED TO BE COMPLETED FIVE (5) DAYS
AFTER THE SAME SHALL HAVE BEEN SO DEPOSITED IN THE U.S. MAILS
POSTAGE PREPAID.  NOTHING CONTAINED HEREIN SHALL AFFECT THE RIGHT
OF AGENT OR THE VENDORS TO SERVE LEGAL PROCESS BY ANY OTHER
MANNER PERMITTED BY LAW.

          13.4 WAIVER OF JURY TRIAL. CUSTOMERS, THE VENDORS AND THE AGENT EACH IRREVOCABLY WAIVE THEIR RESPECTIVE RIGHTS TO A TRIAL BY JURY
OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR
RELATED TO THIS AGREEMENT, THE OTHER CREDIT DOCUMENTS, OR THE
TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY, IN ANY ACTION,
PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE
PARTIES AGAINST ANY OTHER PARTY OR ANY AGENT-RELATED PERSON,
WHETHER WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS, OR

OTHERWISE. THE CUSTOMERS, THE VENDORS AND THE AGENT EACH AGREE THAT ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY. WITHOUT LIMITING THE FOREGOING, THE PARTIES FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS SECTION AS TO ANY ACTION, COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS AGREEMENT OR THE OTHER CREDIT DOCUMENTS OR ANY PROVISION HEREOF OR THEREOF. THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT AND THE OTHER CREDIT DOCUMENTS.

          13.5 Survival of Representations and Warranties. All of the Customers' representations and warranties contained in this Agreement shall survive the execution, delivery, and acceptance thereof by the parties, notwithstanding any investigation by the Agent or the Vendors or their respective agents.

          13.6 Other Security and Guaranties. The Agent, may, without notice or demand and without affecting the Customers' obligations hereunder, from time to time: (a) take from any Person and hold collateral (other than the Collateral) for the payment of all or any part of the Obligations and exchange, enforce or release such collateral or any part thereof; and (b) accept and hold any endorsement or guaranty of payment of all or any part of the Obligations and release or substitute any such endorser or guarantor, or any Person who has given any Lien in any other collateral as security for the payment of all or any part of the Obligations, or any other Person in any way obligated to pay all or any part of the Obligations.

          13.7 Fees and Expenses.   As limited by Section 8.1, The
Customers agree to pay to the Agent, for its benefit, on demand, all costs and expenses that Agent pays or incurs in connection with the negotiation, documentation, administration, enforcement, and termination of this Agreement or any of the other Credit Documents, including: (a) Attorney Costs; (b) costs and expenses (including attorneys' and paralegals' fees and disbursements) for any amendment, supplement, waiver, consent, or subsequent closing in connection with the Credit Documents and the transactions contemplated thereby; (c) costs and expenses of lien and title searches and title insurance; (d) taxes, fees and other charges for recording the Mortgages, filing financing statements and continuations, and other actions to perfect, protect, and continue the Agent's Liens (including costs and expenses paid or incurred by the Agent in connection with the consummation of Agreement); (e) sums paid or incurred to pay any amount or take any action required of any Customer under the Credit Documents that any Customer fails to pay or take; (f) costs of appraisals, inspections, and verifications of the Collateral as permitted herein, including travel, lodging, and meals for inspections of the Collateral and the Customers' operations by the Agent plus the Agent's then customary charge for field examinations and audits and the preparation of reports thereof (such charge is currently $850 per day (or portion thereof) for each Person retained or employed by the Agent with respect to each field examination or audit); and (g) costs and expenses of forwarding loan proceeds, collecting checks and other items of payment, and establishing and maintaining payment accounts and lock boxes, and costs and expenses of preserving and protecting the Collateral.
In addition, each Customer agrees to pay costs and expenses incurred by the Agent (including Attorneys' Costs) to the Agent, for its benefit, on demand, and to the other Vendors for their benefit, on demand, and all reasonable fees, expenses and disbursements incurred by such other Vendors for one law firm retained by such other Vendors, in each case, paid or incurred to obtain payment of the Obligations, enforce the Agent's Liens, sell or otherwise realize upon the Collateral, and otherwise enforce the provisions of the Credit Documents, or to defend any claims made or threatened against the Agent or any Vendor arising out of the transactions contemplated hereby (including preparations for and consultations concerning any such matters).

The foregoing shall not be construed to limit any other provisions of the Credit Documents regarding costs and expenses to be paid by each Customer. All of the foregoing costs and expenses shall be charged to the Customers as Extensions. Notwithstanding any provision to the contrary contained herein, no Customer shall be responsible for Attorney Costs or any other costs or expenses relating to the negotiation, preparation and execution of this Agreement or any of the other Credit Documents.

          13.8 No Broker. No party hereto has employed any financial advisor, broker or finder, and no party hereto has incurred nor will it incur any broker's, finder's, investment banking or similar fees, commissions or expenses in connection with the transactions contemplated by this Agreement. Each party hereto shall be solely responsible for payment of all such fees of incurred by it in connection with the transactions contemplated by this Agreement.

          13.9 Notices. Except as otherwise provided herein, all notices, demands and requests that any party is required or elects to give to any other shall be in writing, or by a telecommunications device capable of creating a written record, and any such notice shall become effective (a) upon personal delivery thereof, including, but not limited to, delivery by overnight mail and courier service, (b) four (4) days after it shall have been mailed by United States mail, first class, certified or registered, with postage prepaid, or (c) in the case of notice by such a telecommunications device, when properly transmitted, in each case addressed to the party to be notified as follows:

          If to the Agent or any Vendor:

                c/o Caye Home Furnishings, LLC
                1201 W. Bankhead Street
                New Albany, MS  38652
                Attention: Herb Hester, President
                Telephone: (662) 534-4764
                Telecopy:   (662) 534-1508

         With a copy to:

                Leo & Brooks, LLC
                Attn:  Todd W. Burkett
                200 Randolph Avenue, Suite 200
                Huntsville, AL  35801
                Telephone: (256) 539-6000
                Telecopy:   (256) 539-6024

          If to any Customer:

                Jennifer Convertibles, Inc.
                419 Crossways Park Drive
                Woodbury, NY  11797
                Attention:  Harley J. Greenfield, CEO
                Telephone: (516) 496-1900
                Telecopy:   ____________

         With a copy to:

                Mintz Levin Cohn Ferris Glovsky and Popeo, P.C.

                Attn:  Kenneth R. Koch
                Chrysler Center
                666 Third Avenue
                New York, NY  10017
                Telephone: (212) 935-3000
                Telecopy:   (212) 983-3115

or to such other address as each party may designate for itself by like notice. Failure or delay in delivering copies of any notice, demand, request, consent, approval, declaration or other communication to the persons designated above to receive copies shall not adversely affect the effectiveness of such notice, demand, request, consent, approval, declaration or other communication.

          13.10 Waiver of Notices. Each Customer waives presentment, and notice of demand or dishonor and protest as to any instrument, notice of intent to accelerate the Obligations and notice of acceleration of the Obligations, as well as any and all other notices to which it might otherwise be entitled. No notice to or demand on any Customer that the Agent or any Vendor may elect to give shall entitle any Customer to any or further notice or demand in the same, similar or other circumstances.

          13.11 Binding Effect. The provisions of this Agreement shall be binding upon and inure to the benefit of the respective representatives, successors, and assigns of the parties hereto;
provided, however, that no interest herein may be assigned by any Customer without prior written consent of the Agent and each Vendor. The rights and benefits of the Agent and the Vendors hereunder shall, if such Persons so agree, inure to any party acquiring any interest in the Obligations or any part thereof.

          13.12 Final Agreement. This Agreement and the other Credit Documents are intended by the Customers, the Agent and the Vendors to be the final, complete, and exclusive expression of the agreement between them. This Agreement supersedes any and all prior oral or written agreements relating to the subject matter hereof. No modification, rescission, waiver, release, or amendment of any provision of this Agreement or any other Credit
Document shall be made, except by a written agreement signed by the Customers and a duly authorized officer of each of the Agent and the requisite Vendors.

          13.13 Counterparts. This Agreement may be executed in any number of counterparts, and by the Agent, each Vendor and each Customer in separate counterparts, each of which shall be an original, but all of which shall together constitute one and the same agreement; signature pages may be detached from multiple separate counterparts and attached to a single counterpart so that all signature pages are physically attached to the same document.

          13.14 Captions. The captions contained in this Agreement are for convenience of reference only, are without substantive meaning and should not be construed to modify, enlarge, or restrict any provision.

          13.15 Right of Setoff. In addition to any rights and remedies of the Vendors provided by law, if an Event of Default exists or the Extensions have been accelerated, each Vendor is authorized at any time and from time to time, without prior notice to any Customer, any such notice being waived by each Customer to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by, and other indebtedness at any time owing by, such Vendor or any Affiliate of such Vendor to or for the credit or the account of any Customer against any and all Obligations owing to such Vendor, now or hereafter existing, irrespective of whether or not the Agent or such Vendor shall have made demand under this Agreement or any Credit
Document and although such Obligations may be contingent or unmatured. Each Vendor agrees promptly to notify the Parent and the Agent after any such set-off and application made by such Vendor; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application. NOTWITHSTANDING THE FOREGOING, NO VENDOR SHALL EXERCISE ANY RIGHT OF SET-OFF, BANKER'S LIEN, OR THE LIKE AGAINST ANY DEPOSIT
ACCOUNT OR PROPERTY OF ANY CUSTOMER HELD OR MAINTAINED BY SUCH VENDOR WITHOUT THE PRIOR WRITTEN UNANIMOUS CONSENT OF THE
VENDORS.

          13.16     Confidentiality.

               (a) Each Customer hereby consents that the Agent and each Vendor may, subject to applicable law, issue and disseminate to the public general information describing the credit accommodation entered into pursuant to this Agreement, including the name and addresses of the Customer and a general description of such Customer's business and may use such Customer's name in advertising and other promotional material; provided, however, that prior to any such issuance or dissemination, Vendors shall provide such Customer with a copy of such information and provide such Customer a reasonable opportunity to review and make changes to same.

               (b) Each Vendor and the Agent severally agrees to take normal and reasonable precautions and exercise due care to maintain the confidentiality of all non-public information identified as "confidential" or "secret" by any Customer and provided to the Agent or such Vendor by or on behalf of any Customer, under this Agreement or any other Credit Document, except to the extent that such information (i) was or becomes generally available to the public other than as a result of disclosure by the Agent or such Vendor, or (ii) was or becomes available on a nonconfidential basis from a source other than the Customer, provided that such source is not bound by a confidentiality agreement with the Customer known to the Agent or such Vendor or (iii) is provided to Vendor's lenders; provided, however, that the Agent and any Vendor may disclose such information (1) at the request or pursuant to any requirement of any Governmental Authority to which the Agent or such Vendor is subject or in connection with an examination of the Agent or such Vendor by any such Governmental Authority; (2) pursuant to subpoena or other court process; (3) when required to do so in accordance with the provisions of any applicable Requirement of Law; (4) to the extent reasonably required in connection with any litigation or proceeding (including, but not limited to, any bankruptcy proceeding) to which the Agent, any Vendor or their respective Affiliates may be party; (5) to the extent reasonably required in connection with the exercise of any remedy hereunder or under any other Credit Document; (6) to the Agent's or such Vendor's independent auditors, accountants, attorneys and other professional advisors; (7) as expressly permitted under the terms of any other document or agreement regarding confidentiality to which the Customer is party or is deemed party with the Agent or such Vendor, and (8) to its Affiliates.

               (c) Notwithstanding anything herein to the contrary, the information subject to Section 13.16(b) shall not include, and the Customers, the Agent, each Vendor and the respective
Affiliates of each of the foregoing (and the respective partners, directors, officers, employees, agents, advisors and other representatives of each of the foregoing and their Affiliates) may disclose to any and all Persons, without limitation of any kind (1) any information with respect to the U.S. federal and state income tax treatment of the transactions contemplated hereby and any facts that may be relevant to understanding such tax treatment, which facts shall not include for this purpose the names of the parties or any other Person named herein, or information that would permit identification of the parties or such other Persons, or any pricing terms or other nonpublic business or financial information that is unrelated to such tax treatment or facts, and (2) all materials of any kind (including opinions or other tax analyses relating to such tax treatment or facts that are provided to any of the Persons referred to above.

          13.17 Conflicts with Other Credit Documents. Unless otherwise expressly provided in this Agreement (or in another Credit Document by specific reference to the applicable provision contained in this Agreement), if any provision contained in this Agreement conflicts with any provision of any other Credit Document or of any Purchase Agreement, the provision contained in this Agreement shall govern and control.

                           ARTICLE 14
                            GUARANTY

          14.1 Guaranty. Each Customer hereby jointly and severally, unconditionally, continually and irrevocably guarantees to the Agent, for its benefit and the benefit of the Vendors, the full and prompt payment when due, whether at maturity or earlier, by reason of acceleration, mandatory prepayment or otherwise, and in accordance with the terms and conditions of this Agreement, of all of the Obligations, whether or not from time to time reduced or extinguished or hereafter increased or incurred, whether or not recovery may be or hereafter may become barred by any statute of limitations, and whether enforceable or unenforceable as against any other Customer, now or hereafter existing, or due or to become due (all such indebtedness, liabilities and obligations being hereinafter collectively referred to as the "Guaranteed Obligations") Notwithstanding the foregoing, the liability of each Customer individually with respect to its Guaranteed
Obligations shall be limited to an aggregate amount equal to the largest amount that would not render its obligations hereunder subject to avoidance under Section 548 of the United States Bankruptcy Code or any comparable provisions of any applicable state law

          14.2 No Subrogation. Notwithstanding anything to the contrary in this Agreement, each Customer hereby irrevocably waives all rights which may have arisen in connection with this Agreement to be subrogated to any of the rights (whether contractual, under the Bankruptcy Code, including Section 509 thereof, under common law or otherwise) of the Agent and the Vendors against any other
Customer or against any collateral security or guarantee or right of offset held by such Person for the payment of the Obligations, in each case, until 93 days immediately following the Termination
Date shall have elapsed without the filing or commencement, by or against any Customer, of any state or federal action, suit, petition or proceeding seeking any reorganization, liquidation or other relief or arrangement in respect of creditors of, or the appointment of a receiver, liquidator, trustee or conservator in respect to, such Customer or its assets. Each Customer hereby further irrevocably waives all contractual, common law, statutory or other rights of reimbursement, contribution, exoneration or indemnity (or any similar right) from or against any other
Customer or any other Person which may have arisen in connection with this Agreement. So long as the Guaranteed Obligations remain outstanding, if any amount shall be paid by or on behalf of any Customer to any other Customer on account of any of the rights waived in this paragraph, such amount shall be held by such Customer in trust, segregated from other funds of such Customer, and shall, forthwith upon receipt by such Customer, be turned over to the Agent in the exact form received by such Customer (duly indorsed by such Customer to the Agent, if required), to be applied against the Obligations as provided herein. The provisions of this paragraph shall survive the term of this Agreement and the payment in full of the Obligations and the termination of the commitments of the Vendors to make extensions under this Agreement.

          14.3 Waivers; Other Agreements. (a) Subject to the terms hereof, the Agent is hereby authorized, without notice to or demand upon any Customer, which notice or demand is expressly waived hereby, and without discharging or otherwise affecting the obligations of any Customer hereunder (which shall remain absolute and unconditional notwithstanding any such action or omission to act), from time to time, to:

                    (i) supplement, renew, extend, accelerate or otherwise change the time for payment of, or other terms relating to, the Guaranteed Obligations, or otherwise modify, amend or change the terms of any promissory note or other agreement, document or instrument (including this Agreement and the other Credit Documents) now or hereafter executed by any Customer and delivered to the Agent, including, without limitation, any increase or decrease of the rate of interest thereon;

                    (ii) waive or otherwise consent to noncompliance with any provision of any instrument evidencing the Guaranteed
          Obligations, or any part thereof, or any other instrument or agreement in respect of the Guaranteed Obligations (including this Agreement and the other Credit Documents) now or hereafter executed by any Customer and delivered to the Agent;

                    (iii) accept partial payments on the Guaranteed
          Obligations;

                    (iv) receive, take and hold additional security or collateral for the payment of the Guaranteed Obligations, or for the payment of any other guaranties of the Guaranteed Obligations or other liabilities of any Customer, and exchange, enforce, waive, substitute, liquidate, terminate, abandon, fail to perfect, subordinate, transfer, otherwise alter and release any such additional security or collateral;

                    (v) apply any and all such security or collateral and direct the order or manner of sale thereof as the Agent may determine in its sole discretion;

                    (vi) settle, release, compromise, collect or otherwise liquidate the Guaranteed Obligations or accept, substitute, release, exchange or otherwise alter, affect or impair any security or collateral for the Guaranteed Obligations or any other guaranty therefor, in any manner;

                    (vii) add, release or substitute any one or more other guarantors, makers or endorsers of the Guaranteed Obligations and otherwise deal with any Customer or any other guarantor, maker or endorser as the Agent may elect in its sole discretion;

                    (viii) apply any and all payments or recoveries from any Customer, from any other guarantor, maker or endorser of the Guaranteed Obligations to the Obligations in such order as Agent selects in its sole discretion, whether such Guaranteed
          Obligations are secured or unsecured or guaranteed or not guaranteed by others;

                    (ix) apply any and all payments or recoveries from any Customer or any other guarantor, maker or endorser of the Guaranteed Obligations or sums realized from security furnished by any of them upon any of their indebtedness or obligations to the Agent as the Agent in its sole discretion, may determine, whether or not such indebtedness or obligations relate to the Guaranteed Obligations; and

                    (x) refund at any time, at the Agent's sole discretion, any payment received by the Agent in respect of any Guaranteed Obligations, and payment to the Agent of the amount so refunded shall be fully guaranteed hereby even though prior thereto this Agreement shall have been cancelled or surrendered (or any release or termination of any collateral by virtue thereof) by the Agent, and such prior cancellation or surrender shall not diminish, release, discharge, impair or otherwise affect the obligations of any Customer hereunder in respect of the amount so refunded (and any collateral so released or terminated shall be reinstated with respect to such obligations);

even if any right of reimbursement or subrogation or other right or remedy of any Customer is extinguished, affected or impaired by any of the foregoing (including, without limitation, any election of remedies by reason of any judicial, non-judicial or other proceeding in respect of the Guaranteed Obligations which impairs any subrogation, reimbursement or other right of such Customer).

               (b)  Each Customer hereby waives:

                    (i) any requirements of diligence or promptness on the part of the Agent;

                    (ii) presentment, demand for payment or performance and protest and notice of protest with respect to the Guaranteed Obli-gations;

                    (iii) notices (A) of nonperformance, (B) of acceptance of this Agreement, (C) of default in respect of the Guaranteed Obligations, (D) of the existence, creation or incurrence of new or additional indebtedness, arising either from additional loans extended to any Customer or otherwise, (E) that the principal amount, or any portion thereof, and/or any interest on any instrument or document evidencing all or any part of the Guaranteed Obligations is due, (F) of any and all proceedings to collect from any Customer, any endorser or any other guarantor of all or any part of the Guaranteed Obligations, or from anyone else, and (G) of exchange, sale, surrender or other handling of any security or collateral given to the Agent to secure payment of the Guaranteed Obligations or any guaranty therefor;

                    (iv) any right to require the Agent to (A) proceed first against any other Customer, or any other person whatsoever, (B) pro-ceed against or exhaust any security given to or held by the Agent in connection with the Guaranteed Obligations, or (C) pursue any other remedy in the Agent's power whatsoever;

                    (v) any defense arising by reason of (A) any disability or other defense of any Customer, (B) the cessation from any cause whatsoever of the liability of any Customer, (C) any act or omission of the Agent or others which directly or indirectly, by operation of law or otherwise, results in or aids the discharge or release of any Customer or any security given to or held by the Agent in connection with the Guaranteed Obligations;

                    (vi) any and all other suretyship defenses under applicable law;

                   (vii) the benefit of any statute of limitations affecting the Guaranteed Obligations or such Customer's liability hereunder or the enforcement hereof.

                    (viii) in connection with the foregoing, each Customer covenants that this Agreement shall not be discharged, except by complete performance of the obligations contained herein.

               (c) Each Customer hereby assumes responsibility for keeping itself informed of the financial condition of each other
Customer, of any and all endorsers and/or other guarantors of any instrument or document evidencing all or any part of the Guaranteed Obligations and of all other circumstances bearing upon the risk of nonpayment of the Guaranteed Obligations or any part thereof that diligent inquiry would reveal and each Customer hereby agrees that the Agent shall not have any duty to advise any Customer of information known to the Agent regarding such condition or any such circumstances.

               (d) Each Customer hereby agrees that any indebtedness of any Customer now or hereafter owing to such Customer is hereby subordinated to all of the Guaranteed Obligations, whether heretofore, now or hereafter created (the "Subordinated Debt"), and that without the prior consent of the Agent, the Subordinated
Debt shall not be paid in whole or in part until the Credit
Agreement has been terminated and is of no further force or effect, except that payments of principal and interest on the Subordinated Debt shall be permitted so long as no Default or Event of Default shall have occurred and be continuing to the extent such payments would not render such Customer incapable of performing the Guaranteed Obligations. No Customer will accept any payment of or on account of any Subordinated Debt at any time in contravention of the foregoing. At the request of the Agent, each Customer shall pay to the Agent all or any part of the Subordinated Debt and any amount so paid to the Agent shall be applied to payment of the Guaranteed Obligations. Each payment on the Subordinated Debt received in violation of any of the provisions hereof shall be deemed to have been received by the relevant Customer as trustee for the Agent and shall be paid over to the Agent immediately on account of the Guaranteed
Obligations, but without otherwise affecting in any manner such Customer's liability under any of the provisions of this Agreement. Each Customer agrees to file all claims against any other Customer in any bankruptcy or other proceeding in which the filing of claims is required by law in respect of any Subordinated Debt, and the Agent shall be entitled to all of such Customer's right thereunder. If for any reason the relevant
Customer fails to file such claim at least thirty (30) days prior to the last date on which such claim should be filed, the Agent, as such Customer's attorney-in-fact, is hereby authorized to do so in such Customer's name or, in the Agent's discretion, to assign such claim to and cause proof of claim to be filed in the name of the Agent or its nominee. In all such cases, whether in administration, bankruptcy or otherwise, the person or persons authorized to pay such claim shall pay to the Agent the full amount payable on the claim in the proceeding, and, to the full extent necessary for that purpose, each Customer hereby assigns to the Agent all such Customer's rights to any payments or distributions to which such Customer otherwise would be entitled.
If the amount so paid is greater than such Customer's liability hereunder, the Agent will pay the excess amount to the party entitled thereto. In addition, each Customer hereby appoints the Agent as its attorney-in-fact to exercise all of such Customer's voting rights in connection with any bankruptcy proceeding or any plan for the reorganization of any other Customer.

          14.4 Guarantee Absolute and Unconditional. Each Customer hereby expressly agrees that this Article 14 is a continuing, unconditional guaranty of payment and performance and not of collection and its obligations under this Article 14 are joint and several, absolute and unconditional and shall not be discharged or otherwise affected as a result of:

               (a) the invalidity or unenforceability of any security for or other guaranty of the Guaranteed Obligations or of any promissory note or other document (including, without limitation, this Agreement) evidencing all or any part of the Guaranteed
Obligations, or the lack of perfection or continuing perfection or failure of priority of any security for the Guaranteed
Obligations or any other guaranty therefor;

               (b) the absence of any attempt to collect the Guaranteed Obligations from any other Customer or any other guarantor or other action to enforce the same;

               (c) failure by the Agent to take any steps to perfect and maintain any security interest in, or to preserve any rights to, any security or collateral for the Guaranteed Obligations or any other guaranty therefor;

               (d) the Agent's election, in any proceeding instituted under Chapter 11 of Title 11 of the United States Code (11 U.S.C. 101
et seq.) (the "Bankruptcy Code"), of the application of Section
1111(b)(2) of the Bankruptcy Code;

               (e) any borrowing or grant of a security interest by any Customer, as debtor-in-possession, or extension of credit, under
Section 364 of the Bankruptcy Code;

               (f) the disallowance, under Section 502 of the Bankruptcy Code, of all or any portion of the Agent's claim(s) for repayment of the Guaranteed Obligations;

               (g) any use of cash collateral under Section 363 of the Bankruptcy Code;

               (h) any agreement or stipulation as to the provision of ade-quate protection in any bankruptcy proceeding;

               (i) the avoidance of any lien in favor of the Agent for any reason;

               (j) any bankruptcy, insolvency, reorganization, arrangement, readjustment of debt, liquidation or dissolution proceeding commenced by or against any Customer or any other guarantor, maker or endorser, including without limitation, any discharge of, or bar or stay against collecting, all or any of the Guaranteed Obligations (or any interest thereon) in or as a result of any such proceeding;

               (k) failure by the Agent to file or enforce a claim against any Customer or its estate in any bankruptcy or insolvency case or proceeding;

               (l) any action taken by the Agent that is authorized by this Agreement;

               (m) any election by the Agent under Section 9-501(4) of the Uniform Commercial Code as enacted in any relevant jurisdiction as to any security for the Guaranteed Obligations or any guaranty of the Guaranteed Obligations; or

               (n) any other circumstance which might otherwise constitute a legal or equitable discharge or defense of a guarantor.

          14.5 Reinstatement. Each Customer further agrees that, if any payment made by any Customer or any other person and applied to the Guaranteed Obligations is at any time annulled, set aside, rescinded, invalidated, declared to be fraudulent or preferential or otherwise required to be refunded or repaid, or the proceeds of any Collateral are required to be returned by the Agent, any of the Vendors to any Customer, its estate, trustee, receiver or any other party, including, without limitation, any guarantor, under any bankruptcy law, state or federal law, common law or equitable cause, then, to the extent of such payment or repayment, each Customer's liability hereunder (and any lien, security interest or other collateral securing such liability) shall be and remain in full force and effect, as fully as if such payment had never been made, or, if prior thereto this Agreement shall have been cancelled or surrendered (and if any lien, security interest or other collateral securing any Customer's liability hereunder shall have been released or terminated by virtue of such cancellation or surrender), this Agreement (and such lien, security interest or other collateral) shall be reinstated in full force and effect, and such prior cancellation or surrender shall not diminish, release, discharge, impair or otherwise affect the obligations of any Customer in respect of the amount of such payment (or any lien, security interest or other collateral securing such obligation).

          14.6 Payment. (i) Each Customer agrees that if any other Customer shall default in payment or performance of any of the Guaranteed Obligations, whether principal, interest, premium, fee (including, but not limited to, loan fees and attorneys' fees and expenses), or otherwise, when and as the same shall become due, and after expiration of any applicable grace period, whether according to the terms of this Agreement, by acceleration, or otherwise, or upon the occurrence and during the continuance of any Event of Default, then such Customer will, upon demand thereof by the Agent, fully pay to the Agent, for the benefit of the Vendors equal to all the Guaranteed Obligations then due and owing.

                    (ii) Each Customer further agrees to pay all costs and expenses upon demand including, without limitation, all court costs and reasonable attorneys' fees and expenses (including the allocated cost of in-house counsel) paid or incurred by the Agent (i) in endeavoring to collect all or any part of the Guaranteed
Obligations after the same become due and owing from, or in prosecuting any action against, any Customer or any other guarantor of all or any part of the Guaranteed Obligations or
(ii) in endeavoring to realize upon (whether by judicial, non-judicial or other proceedings) any Collateral or any other collateral securing any Guarantor's liabilities under this Agreement.





                       [Signature Page Follows]

IN WITNESS WHEREOF, the parties have entered into this Agreement on the date first above written.

                              VENDORS:

                              CAYE HOME FURNISHINGS, LLC, as a
                              Vendor

                              By:  /s/ Karl W. Leo
                              Name:  Karl W. Leo
                              Title: Chairperson of Board of Managers


                              CAYE UPHOLSTERY, LLC, as a Vendor

                              By:  /s/ Karl W. Leo
                              Name:  Karl W. Leo
                              Title: Chairperson of Board of Managers


                              CAYE INTERNATIONAL FURNISHINGS,
                              LLC, as a Vendor

                              By:  /s/ Karl W. Leo
                              Name:  Karl W. Leo
                              Title: Chairperson of Board of Managers


                              ADMINISTRATIVE AGENT:

                              CAYE HOME FURNISHINGS, LLC, as Agent

                              By:  /s/ Karl W. Leo
                              Name:   Karl W. Leo
                              Title: Chairperson of Board of Managers


                              CUSTOMERS:

                              JENNIFER CONVERTIBLES, INC.

                              By:  /s/ Harley J. Greenfield
                              Name:    Harley J. Greenfield
                              Title:   Chief Executive Officer


                              JENNIFER CONVERTIBLES BOYLSTON MA, INC.

                              By:  /s/ Harley J. Greenfield
                              Name:    Harley J. Greenfield
                              Title:   Chief Executive Officer

                              JENNIFER CHICAGO LTD

                              By:  /s/ Harley J. Greenfield
                              Name:    Harley J. Greenfield
                              Title:   Chief Executive Officer


                              CIPRIANO SQUARE CONVERTIBLES, INC.

                              By:  /s/ Harley J. Greenfield
                              Name:    Harley J. Greenfield
                              Title:   Chief Executive Officer


                              CONTOUR RD CONVERTIBLES, INC.

                              By:  /s/ Harley J. Greenfield
                              Name:    Harley J. Greenfield
                              Title:   Chief Executive Officer


                              ELEGANT LIVING MANAGEMENT, LTD.

                              By:  /s/ Harley J. Greenfield
                              Name:    Harley J. Greenfield
                              Title:   Chief Executive Officer


                              HARTSDALE CONVERTIBLES, INC.

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


                              JAMAICA AVENUE CONVERTIBLES, INC.

                              By:  /s/ Harley J. Greenfield
                              Name:    Harley J. Greenfield
                              Title:   Chief Executive Officer

                              JENNIFER MANAGEMENT III CORP.

                              By:  /s/ Harley J. Greenfield
                              Name:    Harley J. Greenfield
                              Title:   Chief Executive Officer


                              JENNIFER MEDIA CORP.

                              By:  /s/ Harley J. Greenfield
                              Name:    Harley J. Greenfield
                              Title:   Chief Executive Officer


                              JENNIFER OUTLET CENTER, INC.

                              By:  /s/ Harley J. Greenfield
                              Name:    Harley J. Greenfield
                              Title:   Chief Executive Officer


                              JENNIFER  PURCHASING CORP.

                              By:  /s/ Harley J. Greenfield
                              Name:    Harley J. Greenfield
                              Title:   Chief Executive Officer


                              JENNIFER CONVERTIBLES LICENSING CORP

                              By:  /s/ Harley J. Greenfield
                              Name:    Harley J. Greenfield
                              Title:   Chief Executive Officer


                              JENNIFER MANAGEMENT II CORP

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


                              JENNIFER CONVERTIBLES NATICK, INC.


                              By:  /s/ Harley J. Greenfield
                              Name:    Harley J. Greenfield
                              Title:   Chief Executive Officer


                              NICOLE CONVERTIBLES, INC.


                              By:  /s/ Harley J. Greenfield
                              Name:    Harley J. Greenfield
                              Title:   Chief Executive Officer


                              NICHOLSON LANE CONVERTIBLES, INC.


                              By:  /s/ Harley J. Greenfield
                              Name:    Harley J. Greenfield
                              Title:   Chief Executive Officer


                              ROUTE 35 CONVERTIBLES, INC.


                              By:  /s/ Harley J. Greenfield
                              Name:    Harley J. Greenfield
                              Title:   Chief Executive Officer


                              STEWART STREET CONVERTIBLES, INC.


                              By:  /s/ Harley J. Greenfield
                              Name:    Harley J. Greenfield
                              Title:   Chief Executive Officer

                              VALLEY STREAM CONVERTIBLES, INC.


                              By:  /s/ Harley J. Greenfield
                              Name:    Harley J. Greenfield
                              Title:   Chief Executive Officer

                              WASHINGTON HEIGHTS CONVERTIBLES, INC.


                              By:  /s/ Harley J. Greenfield
                              Name:    Harley J. Greenfield
                              Title:   Chief Executive Officer

                             ANNEX A
                               to
                        Credit Agreement

1.   Definitions

          Capitalized terms used in the Credit Documents shall have the following respective meanings (unless otherwise defined therein), and all section references in the following definitions shall refer to sections of the Agreement:

          "Accounts" means all of each Customer's now owned or hereafter acquired or arising accounts, as defined in the UCC, including any rights to payment for the sale or lease of goods or rendition of services, whether or not they have been earned by performance.

          "Account Debtor" means each Person obligated in any way on or in connection with an Account, Chattel Paper or General
Intangibles (including a payment intangible).

          "Adjusted Net Earnings from Continuing Operations" means, with respect to any fiscal period of the Customers, the Customers' net income from continuing operations after provision for income taxes for such fiscal period, as determined in accordance with GAAP and reported on the Financial Statements for such period, excluding any and all of the following included in such net income: (a) gain or loss arising from the sale of any capital assets; (b) gain arising from any write-up in the book value of any asset; (c) earnings of any Person, substantially all the assets of which have been acquired by the Customers in any manner, to the extent realized by such other Person prior to the date of acquisition (d) earnings of any Person in which any Customer has an ownership interest unless (and only to the extent) such earnings shall actually have been received by any Customer in the form of cash distributions; (e) earnings of any Person to which assets of a Customer shall have been sold, transferred or disposed of, or into which a Customer shall have been merged, or which has been a party with a Customer to any consolidation or other form of reorganization, prior to the date of such transaction; (f) gain or loss arising from the acquisition of debt or equity securities of a Customer or from cancellation or forgiveness of Debt; and (g) gain or non-cash loss arising from extraordinary items, as determined in accordance with GAAP.

          "Affiliate" means, as to any Person, any other Person that, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person or which owns, directly or indirectly, ten percent (10%) or more of the outstanding equity interest of such Person. A Person shall be deemed to control another Person if the controlling Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of the other Person, whether through the ownership of voting securities, by contract, or otherwise.

          "Agent" means Caye Home Furnishings, LLC, solely in its capacity as agent for the Vendors, and any successor agent.

          "Agent's Liens" means the Liens in the Collateral granted to the Agent, for the benefit of the Vendors and Agent pursuant to the Agreement and the other Credit Documents.

          "Agent-Related Persons" means the Agent, together with its Affiliates, and the officers, directors, employees, counsel, representatives, agents and attorneys-in-fact of the Agent and such Affiliates.

          "Aggregate Outstandings" means, at any date of determination the unpaid balance of Extensions.

          "Agreement" means the Credit Agreement to which this Annex A is attached, as from time to time amended, modified or restated.

          "Anniversary Date" means each anniversary of the Closing Date.

          "Applicable Margin" means, with respect to Extensions and all other Obligations, 0.75% per annum.

          "Applicable Value" means, with respect to Eligible
Inventory at any time, the lesser of (a) cost of such Eligible
Inventory at such time (calculated on a first in, first out basis in accordance with GAAP), or (b) the market value of such Eligible Inventory at such time.

          "Attorney Costs" means and includes all reasonable fees, expenses and disbursements of any law firm or other counsel engaged by the Agent, the reasonably allocated costs and expenses of internal legal services of the Agent.

          "Availability" means, at any time lessor of

          (a) the Borrowing Base or

          (b) the Maximum Credit Amount or

          (c) the amount deemed "eligible" by Bank (or, if different, Vendors' senior secured revolving Vendor) and upon which Vendors can borrow funds at the customary advance rates, minus in each case, the Aggregate Outstandings.

          "Bank" means Bank of America, N.A., a national banking association, or any successor entity thereto.

          "Bankruptcy Code" means Title 11 of the United States
Code (11 U.S.C.  101 et seq.), as amended.

          "Base Rate" means, for any day, the rate of interest in effect for such day as publicly announced from time to time by the Bank in Charlotte, North Carolina as its "prime rate" (the "prime rate" being a rate set by the Bank based upon various factors including the Bank's costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate). Any change in the prime rate announced by the Bank shall take effect at the opening of business on the day specified in the public announcement of such change. Each Interest Rate based upon the Base Rate shall be adjusted simultaneously with any change in the Base Rate.

          "Borrowing Base" means, at any time, an amount equal to the sum of (a) one hundred percent (100%) of the Net Amount of Eligible Accounts; plus (b) seventy percent (70%) of the Applicable Value of Eligible Inventory; plus (c) an amount in Deposit Accounts of Customers not to exceed $2 million. Notwithstanding the foregoing, for purposes of this definition, no Accounts or Inventory being acquired in an acquisition or otherwise created, purchased, completed or owned by a business unit acquired pursuant to an acquisition will be included in the Borrowing Base unless (i) the Agent, in its reasonable commercial discretion exercised in good faith, confirms that such Accounts or Inventory conform to standards of eligibility as fixed and revised from time to time by the Agent pursuant to the Agreement, and (ii) to the extent deemed necessary by the Agent, an audit of such Accounts and an appraisal of such Inventory is conducted (which appraisal shall be by an Eligible Appraiser, at the expense of the Customers and in form, scope and substance acceptable to the Agent in its sole discretion) and then only so long as such Accounts or Inventory, as the case may be, would otherwise satisfy the applicable eligibility criteria.

          "Borrowing Base Certificate" means a certificate by a Responsible Officer of the Parent, (in a form acceptable to the Agent) setting forth the calculation of the Borrowing Base, including a calculation of each component thereof, all in such detail as shall be reasonably satisfactory to the Agent. All calculations of the Borrowing Base in connection with the preparation of any Borrowing Base Certificate shall originally be made by the Parent and certified to the Agent; provided, that the Agent shall have the right to review and adjust, in the exercise of its reasonable credit judgment, any such calculation (1) to reflect its reasonable estimate of declines in value of any of the Collateral described therein, and (2) to the extent that such calculation is not in accordance with the Agreement.

          "Business Day" means any day that is not a Saturday, Sunday, or a day on which banks in New York, New York, Chicago, Illinois, or Charlotte, North Carolina are required or permitted to be closed.

          "Capital Expenditures" means the gross amount of all payments due (whether or not paid during any fiscal period) in respect of the cost of any fixed asset or improvement, or replacement, substitution, or addition thereto, which has a useful life of more than one year, including, without limitation, those costs arising in connection with the direct or indirect acquisition of such asset by way of increased product or service charges or in connection with a Capital Lease.

          "Capital Lease" means any lease of property by a Customer that, in accordance with GAAP, should be reflected as a capital lease on the balance sheet of such Customer.

          "Change of Control" means an event or series of events by which any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Exchange Act, but excluding any employee benefit plan of such person or its subsidiaries, and any person or entity acting in its capacity as trustee, agent or other fiduciary or administrator of any such plan, and existing equity holders and their respective heirs) becomes the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, except that a person or group shall be deemed to have "beneficial ownership" of all securities that such person or group has the right to acquire (such right, an "option right"), whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of twenty percent (20%) or more of the equity securities of a Customer entitled to vote for members of the board of managers or equivalent governing body of a Customer on a fully-diluted basis (and taking into account all such securities that such person or group has the right to acquire pursuant to any option right

          "Chattel Paper" means all of each Customer's now owned or hereafter acquired chattel paper, as defined in the UCC, including electronic chattel paper.

          "Closing Date" means the date of the Agreement.

          "Code" means the Internal Revenue Code of 1986.

          "Collateral" means all of each Customer's real and personal property and all other assets of each Customer from time to time subject to Agent's Liens securing payment or performance of the Obligations.

          "Contaminant" means any waste, pollutant, hazardous substance, toxic substance, hazardous waste, special waste, petroleum or petroleum-derived substance or waste, asbestos in any form or condition, polychlorinated biphenyls ("PCBs"), or any constituent of any such substance or waste.

          "Credit Documents" means the Agreement, Security Instruments, and any other agreements, instruments, and documents heretofore, now or hereafter evidencing, securing, guaranteeing or otherwise relating to the Obligations, the Collateral, or any other aspect of the transactions contemplated by the Agreement.

          "Customer" means any of Parent and its Subsidiaries.

          "Customers" means Parent and its Subsidiaries.

          "Debt" means, without duplication, all liabilities, obligations and indebtedness of any Customer to any Person, of any kind or nature, now or hereafter owing, arising, due or payable, howsoever evidenced, created, incurred, acquired or owing, whether primary, secondary, direct, contingent, fixed or otherwise, consisting of indebtedness for borrowed money or the deferred purchase price of property, excluding trade payables and unsecured accrued liabilities arising in the ordinary course of business, but including (a) all Obligations; (b) all obligations and liabilities of any Person secured by any Lien on a Customer's property, even though such Customer shall not have assumed or become liable for the payment thereof; provided, however, that all such obligations and liabilities which are limited in recourse to such property shall be included in Debt only to the extent of the book value of such property as would be shown on a balance sheet of each Customer prepared in accordance with GAAP;
(c) all obligations or liabilities created or arising under any Capital Lease or conditional sale or other title retention agreement with respect to property used or acquired by a Customer, even if the rights and remedies of the lessor, seller or Vendor thereunder are limited to repossession of such property; provided, however, that all such obligations and liabilities which are limited in recourse to such property shall be included in Debt only to the extent of the book value of such property as would be shown on a balance sheet of the Customer prepared in accordance with GAAP; (d) all obligations and liabilities under Guaranties and (e) the present value (discounted at the Base Rate) of lease payments due under synthetic leases.

          "Default" means any event or circumstance that, with the giving of notice, the lapse of time, or both, would constitute an Event of Default.

          "Default Rate" means a fluctuating per annum interest rate at all times equal to the sum of (a) the otherwise applicable Interest Rate plus (b) two percent (2%) per annum.
Each Default Rate shall be adjusted simultaneously with any change in the applicable Interest Rate.

          "Deposit Accounts" means all "deposit accounts" as such term is defined in the UCC, now or hereafter held in the name of any Customer(s).

          "Distribution" means, in respect of any Person (a) the payment or making of any dividend or other distribution of property in respect of capital stock, partnership interests, membership interests or other equity interests (or any options or warrants for, or other rights with respect to, such stock or interests) of such Person, other than distributions in capital stock, partnership interests, membership interests or other equity interests (or any options or warrants for such stock or interests) of the same class; or (b) the redemption or other acquisition by such Person of any capital stock, partnership interests, membership interests or other equity interests (or any options or warrants for such stock or interests) of such Person.

          "Documents" means all documents as such term is defined in the UCC, including bills of lading, warehouse receipts or other documents of title, now owned or hereafter acquired by any Customer.

          "DOL" means the United States Department of Labor or any successor department or agency.

          "Dollar" and "$" means dollars in the lawful currency of the United States. Unless otherwise specified, all payments under the Agreements shall be made in Dollars.

          "EBITDA" means, with respect to any fiscal period of the Customers, Adjusted Net Earnings from Continuing Operations, plus, to the extent deducted in the determination of Adjusted Net Earnings from Continuing Operations for that fiscal period, Interest Expense, Federal, state, local and foreign income taxes, depreciation and amortization.

          "Eligible Accounts" means the Accounts that the Agent in the exercise of its reasonable commercial discretion determines to be Eligible Accounts. Without limiting the discretion of the Agent to establish other criteria of ineligibility, Eligible Accounts shall not, unless the Agent in its sole discretion elects, include any Account:

          (a) with respect to which more than 120 days have elapsed since the date of the original invoice therefor or which is more than (i) 60 days past due if the due date is 60 or fewer days from the original invoice date or (ii) 30 days past due if the due date is greater than 60 days from the original invoice date;

          (b) with respect to which any of the representations, warranties, covenants, and agreements contained in the Security
Agreement are incorrect or have been breached;

          (c)  with respect to which Account (or any other
Account due from such Account Debtor), in whole or in part, a check, promissory note, draft, trade acceptance or other instrument for the payment of money has been received, presented for payment and returned uncollected for any reason;

          (d)  which represents a progress billing (as
hereinafter defined) or as to which any Customer has extended the time for payment without the consent of the Agent; for the purposes hereof, "progress billing" means any invoice for goods sold or leased or services rendered under a contract or agreement pursuant to which the Account Debtor's obligation to pay such invoice is conditioned upon any Customer's completion of any further performance under the contract or agreement;

          (e) with respect to which any one or more of the following events has occurred to the Account Debtor on such
Account: death or judicial declaration of incompetency of an Account Debtor who is an individual; the filing by or against the Account Debtor of a request or petition for liquidation, reorganization, arrangement, adjustment of debts, adjudication as a bankrupt, winding-up, or other relief under the bankruptcy, insolvency, or similar laws of the United States, any state or territory thereof, or any foreign jurisdiction, now or hereafter in effect; the making of any general assignment by the Account Debtor for the benefit of creditors; the appointment of a receiver or trustee for the Account Debtor or for any of the assets of the Account Debtor, including, without limitation, the appointment of or taking possession by a "custodian," as defined in the Federal Bankruptcy Code; the institution by or against the Account Debtor of any other type of insolvency proceeding (under the bankruptcy laws of the United States or otherwise) or of any formal or informal proceeding for the dissolution or liquidation of, settlement of claims against, or winding up of affairs of, the Account Debtor; the sale, assignment, or transfer of all or any material part of the assets of the Account Debtor; the nonpayment generally by the Account Debtor of its debts as they become due; or the cessation of the business of the Account Debtor as a going concern;

          (f)  if fifty percent (50%) or more of the aggregate
Dollar amount of outstanding Accounts owed at such time by the Account Debtor thereon is classified as ineligible under clause
(a) above;

          (g) owed by an Account Debtor which: (i) does not maintain its chief executive office in the United States of America or Canada (other than the Province of Newfoundland); or
(ii) is not organized under the laws of the United States of America or Canada or any state or province thereof; or (iii) is the government of any foreign country or sovereign state, or of any state, province, municipality, or other political subdivision thereof, or of any department, agency, public corporation, or other instrumentality thereof; except to the extent that such Account is secured or payable by a letter of credit satisfactory to the Agent in its discretion;

          (h) owed by an Account Debtor that is an Affiliate or employee of any Customer;

          (i) except as provided in clause (k) below, with respect to which either the perfection, enforceability, or validity of the Agent's Liens in such Account, or the Agent's right or ability to obtain direct payment to the Agent of the proceeds of such Account, is governed by any federal, state, or local statutory requirements other than those of the UCC;

          (j) owed by an Account Debtor to which any Customer, is indebted in any way, or which is subject to any right of setoff or recoupment by the Account Debtor, unless the Account Debtor has entered into an agreement acceptable to the Agent to waive setoff rights; or if the Account Debtor thereon has disputed liability or made any claim with respect to any other Account due from such Account Debtor; but in each such case only to the extent of such indebtedness, setoff, recoupment, dispute, or claim;

          (k) owed by the federal government of the United States of America, or any department, agency, public corporation, or other instrumentality thereof, unless the Federal Assignment of Claims Act of 1940, as amended (31 U.S.C. 3727 et seq.), and any other steps necessary to perfect the Agent's Liens therein, have been complied with to the Agent's satisfaction with respect to such Account;

          (l) owed by any state, municipality, or other political subdivision of the United States of America, or any department, agency, public corporation, or other instrumentality thereof and as to which the Agent determines that its Lien therein is not or cannot be perfected;

          (m) which represents a sale on a bill-and-hold, guaranteed sale, sale and return, sale on approval, consignment, or other repurchase or return basis;

          (n) which is evidenced by a promissory note or other instrument or by chattel paper;

          (o) if the Agent believes, in the exercise of its reasonable judgment, that the prospect of collection of such Account is impaired or that the Account may not be paid by reason of the Account Debtor's financial inability to pay;

          (p) with respect to which the Account Debtor is located in any state requiring the filing of a Notice of Business Activities Report or similar report in order to permit any Customer to seek judicial enforcement in such State of payment of such Account, unless such Customer has qualified to do business in such state or has filed a Notice of Business Activities Report or equivalent report for the then current year;

          (q) which arises out of a sale not made in the ordinary course of such Customer's business;

          (r) with respect to which the goods giving rise to such Account have not been shipped and delivered to and accepted by the Account Debtor or the services giving rise to such Account have not been performed by the Customer, and, if applicable, accepted by the Account Debtor, or the Account Debtor revokes its acceptance of such goods or services;

          (s) owed by an Account Debtor (other such Account Debtor as the Agent may revocably agree to from time to time in its sole discretion) which is obligated to Customer(s) respecting Accounts the aggregate unpaid balance of which exceeds fifteen percent (15%) of the aggregate unpaid balance of all Accounts owed to the Customers at such time by all of the Customers' Account Debtors, but only to the extent of such excess; or

          (x) which is not subject to a first priority and perfected security interest in favor of the Agent for the benefit of the Vendors.

          If any Account at any time ceases to be an Eligible
Account, then such Account shall promptly be excluded from the calculation of Eligible Accounts.

          "Eligible Inventory" means Inventory that the Agent, in its reasonable discretion, determines to be Eligible Inventory. Without limiting the discretion of the Agent to establish other criteria of ineligibility, Eligible Inventory shall not, unless the Agent in its sole discretion elects, include any Inventory:

          (a)  that is not owned by a Customer;

          (b) that is not subject to the Agent's Liens, which are perfected as to such Inventory, or that are subject to any other Lien whatsoever (other than the Liens described in clause
(d) of the definition of Permitted Liens provided that such Permitted Liens (i) are junior in priority to the Agent's Liens or subject to Reserves and (ii) do not impair directly or indirectly the ability of the Agent to realize on or obtain the full benefit of the Collateral);

          (c)  that does not consist of finished goods;

          (d) that consists of work-in-process, chemicals, samples, prototypes, supplies, or packing and shipping materials;

          (e) that is not in good condition, is unmerchantable, or does not meet all standards imposed by any Governmental
Authority having regulatory authority over such goods as to their use or sale;

          (f) that is not currently either usable or salable, at prices approximating at least cost, in the normal course of the Customer's business, or that is slow moving or stale;

          (g) that is obsolete or returned or repossessed or used goods taken in trade;

          (h) that is located outside the United States of America or that is in-transit from vendors or suppliers;

          (i) that is located in a public warehouse or in possession of a bailee (excluding in-transit warehouses and bailees), if the warehouseman or the bailee has not delivered to the Agent, if requested by the Agent, a bailee letter in form and substance satisfactory to the Agent or if a Reserve for rents or storage charges has not been established for Inventory at that location;

          (j) that contains or bears any Proprietary Rights licensed to a Customer by any Person, if the Agent is not satisfied that it may sell or otherwise dispose of such Inventory in accordance with the terms of the Security Agreement and
Section 9.2 without infringing the rights of the licensor of such Proprietary Rights or violating any contract with such licensor (and without payment of any royalties other than any royalties due with respect to the sale or disposition of such Inventory pursuant to the existing license agreement), and, as to which the Customer has not delivered to the Agent a consent or sublicense agreement from such licensor in form and substance acceptable to the Agent if requested;

          (k) that is not reflected in the details of a current perpetual inventory report; or

          (l)  that is Inventory placed on consignment.

If any Inventory at any time ceases to be Eligible Inventory, such Inventory shall promptly be excluded from the calculation of Eligible Inventory.

          "Environmental Claims" means all claims, however asserted, by any Governmental Authority or other Person alleging potential liability or responsibility for violation of any Environmental Law, or for a Release or injury to the environment.

          "Environmental Compliance Reserve" means any reserve which the Agent establishes in its reasonable discretion after prior written notice to the Parent from time to time for amounts that are reasonably likely to be expended by the Customers in order for the Customers and their operations and property (a) to comply with any notice from a Governmental Authority asserting material non-compliance with Environmental Laws, or (b) to correct any such material non-compliance identified in a report delivered to the Agent and the Vendors pursuant to Section 7.7.

          "Environmental Laws" means all federal, state or local laws, statutes, common law duties, rules, regulations, ordinances and codes, together with all administrative orders, directed duties, licenses, authorizations and permits of, and agreements with, any Governmental Authority, in each case relating to environmental, health, safety and land use matters.

          "Environmental Lien" means a Lien in favor of any Governmental Authority for (a) any liability under Environmental Laws, or (b) damages arising from, or costs incurred by such Governmental Authority in response to, a Release or threatened Release of a Contaminant into the environment.

          "Equipment" means all of each Customer's now owned and hereafter acquired machinery, equipment, furniture, furnishings, fixtures, and other tangible personal property (except Inventory), including embedded software, motor vehicles with respect to which a certificate of title has been issued, aircraft, dies, tools, jigs, molds and office equipment, as well as all of such types of property leased by any Customer and all of each Customer's rights and interests with respect thereto under such leases (including, without limitation, options to purchase); together with all present and future additions and accessions thereto, replacements therefor, component and auxiliary parts and supplies used or to be used in connection therewith, and all substitutes for any of the foregoing, and all manuals, drawings, instructions, warranties and rights with respect thereto; wherever any of the foregoing is located.

          "ERISA" means the Employee Retirement Income Security
Act of 1974, and regulations promulgated thereunder.

          "ERISA Affiliate" means any trade or business (whether or not incorporated) under common control with the Customer within the meaning of Section 414(b) or (c) of the Code (and Sections 414(m) and (o) of the Code for purposes of provisions relating to Section 412 of the Code).

          "ERISA Event" means (a) a Reportable Event with respect to a Pension Plan, (b) a withdrawal by a Customer or any ERISA Affiliate from a Pension Plan subject to Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA) or a cessation of operations which is treated as such a withdrawal under Section 4062(e) of ERISA, (c) a complete or partial withdrawal by a Customer or any ERISA Affiliate from a Multi-employer Plan or notification that a Multi-employer Plan is in reorganization, (d) the filing of a notice of intent to terminate, the treatment of a Plan amendment as a termination under Section 4041 or 4041A of ERISA, or the commencement of proceedings by the PBGC to terminate a Pension Plan or Multi-employer Plan, (e) the occurrence of an event or condition which might reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan or Multi-employer Plan, or (f) the imposition of any liability under Title IV of ERISA, other than for PBGC premiums due but not delinquent under Section 4007 of ERISA, upon a Customer or any ERISA Affiliate.

          "Event of Default" has the meaning specified in Section
9.1.

          "Exchange Act" means the Securities Exchange Act of
1934, as amended, and regulations promulgated thereunder.

          "Extension" means an extension of credit to Customer under the Total Facility.

          "FDIC" means the Federal Deposit Insurance Corporation, and any Governmental Authority succeeding to any of its principal functions.

          "Federal Reserve Board" means the Board of Governors of the Federal Reserve System or any successor thereto.

          "Financial Statements" means, according to the context in which it is used, the financial statements referred to in Sections 5.2 and 6.6 or any other financial statements required to be given to the Vendors pursuant to the Agreement.

          "Fiscal Year" means the Customers' fiscal year for financial accounting purposes. The current Fiscal Year of the Customers will end on August 27, 2005.

          "Fixed Assets" means the Equipment and Real Estate of each Customer.

          "Fixed Charge Coverage Ratio" means, with respect to any fiscal period, the ratio of (a) EBITDA plus all Shareholder
Contributions minus Capital Expenditures paid in cash during such period to (b) Fixed Charges.

          "Fixed Charges" means, with respect to any fiscal period of the Customers, without duplication, cash interest expense, all scheduled principal payments of Debt, all cash Distributions during such period, and Federal, state, local and foreign income taxes, excluding deferred taxes.

          "Four-Quarter Period" means any period of time beginning on or about June 1, 2005 or thereafter that commences on the first day of a fiscal quarter of the Customers (on or about March 1, June 1, and September 1) and ending one year thereafter.


          "GAAP" means generally accepted accounting principles and practices set forth from time to time in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board (or agencies with similar functions of comparable stature and authority within the U.S. accounting profession), which are applicable to the circumstances as of the Closing Date.

          "General Intangibles" means all of each Customer 's now owned or hereafter acquired general intangibles, choses in action and causes of action and all other intangible personal property of each Customer of every kind and nature (other than Accounts), including, without limitation, all contract rights, payment intangibles, Proprietary Rights, corporate or other business records, inventions, designs, blueprints, plans, specifications, patents, patent applications, trademarks, service marks, trade names, trade secrets, goodwill, copyrights, computer software, customer lists, registrations, licenses, franchises, tax refund claims, any funds which may become due to such Customer in connection with the termination of any Plan or other employee benefit plan or any rights thereto and any other amounts payable to such Customer from any Plan or other employee benefit plan, rights and claims against carriers and shippers, rights to indemnification, business interruption insurance and proceeds thereof, property, casualty or any similar type of insurance and any proceeds thereof, proceeds of insurance covering the lives of key employees on which such Customer is beneficiary, rights to receive dividends, distributions, cash, Instruments and other property in respect of or in exchange for pledged equity interests or Investment Property and any letter of credit, guarantee, claim, security interest or other security held by or granted to such Customer.

          "Goods" means all "goods" as defined in the UCC, now owned or hereafter acquired by any Customer, wherever located, including embedded software to the extent included in "goods" as defined in the UCC, manufactured homes, standing timber that is cut and removed for sale and unborn young of animals.

          "Governmental Authority" means any nation or government, any state or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

          "Guaranty" means, with respect to any Person, all obligations of such Person which in any manner directly or indirectly guarantee or assure, or in effect guarantee or assure, the payment or performance of any indebtedness, dividend or other obligations of any other Person (the "guaranteed obligations"), or assure or in effect assure the holder of the guaranteed obligations against loss in respect thereof, including any such obligations incurred through an agreement, contingent or otherwise: (a) to purchase the guaranteed obligations or any property constituting security therefor; (b) to advance or supply funds for the purchase or payment of the guaranteed obligations or to maintain a working capital or other balance sheet condition; or (c) to lease property or to purchase any debt or equity securities or other property or services.

          "Interest Expense" means, for any fiscal period, the aggregate amount of interest required to be paid or accrued by the any Customer during such period on all Debt of the Customers during such period, whether such interest was or is required to be reflected as an item of expense or capitalized, including payments consisting of interest in respect of Capital Leases or synthetic leases), net of all interest income they receive during such period.

          "Interest Rate" means each or any of the interest rates, including the Default Rate, set forth in Article 2.

          "Inventory" means all of each Customer's now owned and hereafter acquired inventory, goods and merchandise, wherever located, to be furnished under any contract of service or held for sale or lease, all returned goods, raw materials, work-in-process, finished goods (including embedded software), other materials and supplies of any kind, nature or description which are used or consumed in each Customer's business or used in connection with the packing, shipping, advertising, selling or finishing of such goods, merchandise, and all documents of title or other Documents representing them.

          "Investment Property" means all of each Customer's right title and interest in and to any and all: (a) securities whether certificated or uncertificated; (b) securities entitlements; (c) securities accounts; (d) commodity contracts;
or (e) commodity accounts.

          "IRS" means the Internal Revenue Service and any Governmental Authority succeeding to any of its principal functions under the Code.

          "Latest P&L and Cash Forecast Projections" means: (a) on the Closing Date and thereafter until the Agent receives new projections pursuant to Section 5.2(e), the profit-and-loss projections of the Customers' consolidated financial condition, results of operations, and cash flows, for the period commencing on the first day of the third quarter of calendar year 2005 and ending on the last day of the fourth quarter of calendar year 2006, and delivered to the Agent prior to the Closing Date; and
(b) thereafter, the projections most recently received by the Agent pursuant to Section 5.2(e).

          "Lien" means: (a) any interest in property securing an obligation owed to, or a claim by, a Person other than the owner of the property, whether such interest is based on the common law, statute, or contract, and including a security interest, charge, claim, or lien arising from a mortgage, deed of trust, encumbrance, pledge, hypothecation, assignment, deposit arrangement, agreement, security agreement, conditional sale or trust receipt or a lease, consignment or bailment for security purposes; and (b) to the extent not included under clause (a), any reservation, exception, encroachment, easement, right-of-way, covenant, condition, restriction, lease or other title exception or encumbrance affecting real property.

          "Margin Stock" means "margin stock" as such term is defined in Regulation T, U or X of the Federal Reserve Board.

          "Material Adverse Effect" means (a) a material adverse change in, or a material adverse effect upon, the operations, business, properties or condition (financial or otherwise) of any Customer, or the Collateral; (b) a material impairment of the ability of any Customer to perform under any Credit Document to which it is a party; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any Customer of any Credit Document to which it is a party.

          "Material Contract" has the meaning set forth in Item
601(b)(1) of SEC Regulation S-K.

          "Material Debt" has the meaning given to such term in
Section 9.1(d).

          "Maximum Credit Amount" means Ten Million Dollars
($10,000,000).

          "Maximum Rate" has the meaning set forth in Section
2.2.

          "Moody's" means Moody's Investors Service, Inc.

          "Multi-employer Plan" means a "multi-employer plan" as defined in Section 4001(a)(3) of ERISA which is or was at any time during the current year or the immediately preceding six (6) years contributed to by the Customer or any ERISA Affiliate.

          "Net Amount of Eligible Accounts" means, at any time, the gross amount of Eligible Accounts less sales, excise or similar taxes, and less returns, discounts, claims, credits allowances, accrued rebates, offsets, deductions, counterclaims, disputes and other defenses of any nature at any time issued, owing, granted, outstanding, available or claimed.

          "Obligations" means all present and future loans, advances, liabilities, obligations, covenants, duties, and debts owing by any Customer to the Agent and/or any Vendor, arising under or pursuant to the Agreement or any of the other Credit Documents, whether or not evidenced by any note, or other instrument or document, whether arising from an extension of credit, opening of a letter of credit, acceptance, loan, guaranty, indemnification or otherwise, whether direct or indirect, absolute or contingent, due or to become due, primary or secondary, as principal or guarantor, and including all principal, interest, charges, expenses, fees, attorneys' fees, filing fees and any other sums chargeable to any Customer hereunder or under any of the other Credit Documents.

          "Other Taxes" means any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, the Agreement or any other Credit Documents.

          "Parent" means Jennifer Convertibles, Inc. a Delaware corporation.

          "PBGC" means the Pension Benefit Guaranty Corporation or any Governmental Authority succeeding to the functions thereof.

          "Pension Plan" means a pension plan (as defined in Section 3(2) of ERISA) subject to Title IV of ERISA which any Customer (or an ERISA Affiliate) sponsors, maintains, or to which it makes, is making, or is obligated to make contributions, or in the case of a Multi-employer Plan has made contributions at any time during the immediately preceding five (5) plan years.

          "Permitted Liens" means:

          (a) Liens for taxes not delinquent or statutory Liens for taxes in an amount not to exceed $100,000 provided that the payment of such taxes which are due and payable is being contested in good faith and by appropriate proceedings diligently pursued and as to which adequate financial reserves have been established on a Customer's books and records and a stay of enforcement of any such Lien is in effect;

          (b)  the Agent's Liens;

          (c) Liens consisting of deposits made in the ordinary course of business in connection with, or to secure payment of, obligations under worker's compensation, unemployment insurance, social security and other similar laws, or to secure the performance of bids, tenders or contracts (other than for the repayment of Debt) or to secure indemnity, performance or other similar bonds for the performance of bids, tenders or contracts (other than for the repayment of Debt) or to secure statutory obligations (other than liens arising under ERISA or Environmental Liens) or surety or appeal bonds, or to secure indemnity, performance or other similar bonds;

          (d)  Liens securing the claims or demands of
materialmen, mechanics, carriers, warehousemen, landlords, and other like Persons, provided that if any such Lien arises from the nonpayment of such claims or demand when due, such claims or demands do not exceed $100,000 in the aggregate;

          (e) Liens constituting encumbrances in the nature of reservations, exceptions, encroachments, easements, rights of way, covenants running with the land, and other similar title exceptions or encumbrances affecting any Real Estate; provided that they do not in the aggregate materially detract from the value of the Real Estate or materially interfere with its use in the ordinary conduct of the Customer's business; and

          (f) Liens arising from judgments and attachments in connection with court proceedings provided that the attachment or enforcement of such Liens would not result in an Event of Default hereunder and such Liens are being contested in good faith by appropriate proceedings, adequate reserves have been set aside and no material property is subject to a material risk of loss or forfeiture and the claims in respect of such Liens are fully covered by insurance (subject to ordinary and customary deductibles) and a stay of execution pending appeal or proceeding for review is in effect;

          (g) Liens in effect on the Closing Date securing Debt described on Schedule 6.9 (including Liens permitted under Section 7.13(d)(ii)); and

          (h)  Liens securing purchase money Debt and Capital
Leases permitted under Section 7.13(c).

          "Person" means any individual, sole proprietorship, partnership, limited liability company, joint venture, trust, unincorporated organization, association, corporation,
Governmental Authority, or any other entity.

          "Plan" means an employee benefit plan (as defined in Section 3(3) of ERISA) which any Customer (or an ERISA Affiliate) sponsors or maintains or to which the Customer (or an ERISA
Affiliate) makes, is making, or is obligated to make contributions and includes any Pension Plan.

          "Proprietary Rights" means all of each Customer's now owned and hereafter arising or acquired: licenses, franchises, permits, patents, patent rights, copyrights, works which are the subject matter of copyrights, trademarks, service marks, trade names, trade styles, patent, trademark and service mark applications, and all licenses and rights related to any of the foregoing, including those patents, trademarks, service marks, trade names and copyrights set forth on Schedule 6.12 hereto, and all other rights under any of the foregoing, all extensions, renewals, reissues, divisions, continuations, and continuations-in-part of any of the foregoing, and all rights to sue for past, present and future infringement of any of the foregoing.

          "Purchase Agreement" means any written or oral order from any Customer to Vendor for goods and any other agreement between Customer and any Vendor(s) relating to the purchase of goods from one or more Vendors.

          "Real Estate" means all of each Customer's now or hereafter owned or leased estates in real property, including, without limitation, all fees, leaseholds and future interests, together with all of such Customer's now or hereafter owned or leased interests in the improvements thereon, the fixtures attached thereto and the easements appurtenant thereto.

          "Release" means a release, spill, emission, leaking, pumping, injection, deposit, disposal, discharge, dispersal, leaching or migration of a Contaminant into the indoor or outdoor environment or into or out of any Real Estate or other property, including the movement of Contaminants through or in the air, soil, surface water, groundwater or Real Estate or other property.

          "Reportable Event" means, any of the events set forth in Section 4043(b) of ERISA or the regulations thereunder, other than any such event for which the 30-day notice requirement under ERISA has been waived in regulations issued by the PBGC.

          "Requirement of Law" means, as to any Person, any law
(statutory or common), treaty, rule, order, regulation or determination of an arbitrator or of a Governmental Authority, in each case applicable to or binding upon the Person or any of its property or to which the Person or any of its property is subject.

          "Requirement of Law" means, as to any Person, any law
(statutory or common), treaty, rule, order, regulation or determination of an arbitrator or of a Governmental Authority, in each case applicable to or binding upon the Person or any of its property or to which the Person or any of its property is subject.

          "Responsible Officer" means the chief executive officer or the president of Parents, or any other officer having substantially the same authority and responsibility; or, with respect to compliance with financial covenants and the preparation of the Borrowing Base Certificate, the chief financial officer or the treasurer of any Customer, or any other officer having substantially the same authority and responsibility or who is designated as a "Responsible Officer" by the chief executive officer, president, chief financial officer or treasurer in a writing delivered to the Agent.

          "Restricted Investment" means, as to any Customer, any acquisition of property by a Customer in exchange for cash or other property, whether in the form of an acquisition of stock, debt, or other indebtedness or obligation, or the purchase or acquisition of any other property, or a loan, advance, capital contribution, or subscription, except the following: (a) acquisitions of Equipment to be used in the business of the Customer so long as the acquisition costs thereof constitute Capital Expenditures permitted hereunder; (b) acquisitions of Inventory in the ordinary course of business of the Customer; (c) acquisitions of current assets acquired in the ordinary course of business of the Customer; (d) direct obligations of the United States of America, or any agency thereof, or obligations guaranteed by the United States of America, provided that such obligations mature within one year from the date of acquisition thereof; and (e) acquisitions of certificates of deposit maturing within one year from the date of acquisition, bankers' acceptances, Eurodollar bank deposits, or overnight bank deposits, in each case issued by, created by, or with a bank or trust company organized under the laws of the United States of America or any state thereof having capital and surplus aggregating at least $500,000,000, provided, however, that nothing contained in this Agreement shall restrict or prohibit Customer from opening new stores and engaging in transactions related thereto.

          "ROG" means the following: (a) with respect to goods shipped from China directly to Customer, the later to occur of:
(i) receipt by the Customer at its warehouse of goods purchased from a Vendor pursuant to a Purchase Agreement; (ii) the date of which the Customer requested goods purchased from a Vendor pursuant to a Purchase Agreement to be delivered to the Customer's warehouse; or (iii) the invoice date for goods purchased from a Vendor pursuant to a Purchase Agreement; (b) with respect to goods originating from any of Vendor's warehouses in the United States, ROG shall be seven (7) days following shipment to the California or any other state on the West Coast of the United States and three (3) days following shipment to any other location in the United States, regardless of the date the Customer actually receives the goods.

          "S&P" means Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc.

          "SEC" means the Securities and Exchange Commission, or any other Governmental Authority succeeding to any of its principal functions.

          "Security Agreement" means the security agreements dated as of the date hereof by each Customer to the Agent in the form of Exhibit A hereto, and each other security agreement delivered pursuant to the terms of the Credit Documents, each as hereafter modified, amended or supplemented from time to time.

          "Security Instruments" means, collectively, the Security Agreement, the Trademark Security Agreement, the Pledge Agreement, and all other agreements (including control agreements), instruments and other documents, whether now existing or hereafter in effect, pursuant to which any Customer or other Person shall grant or convey to the Agent or the Vendors a Lien in, or any other Person shall acknowledge any such Lien in, property as security for all or any portion of the Obligations or any other obligation under any Credit Document, as any of them may be amended, modified or supplemented from time to time.

          "Shareholder Contributions" means all capital contributions made to and subordinated indebtedness incurred by a Customer after the Closing Date from any holder of any equity interest of the Customer; provided, however, the terms and documentation of such equity capital contributions and subordinated indebtedness shall be reasonably satisfactory to the Agent and the Vendors.

          "Software" means all "software" as such term is defined in the UCC, now owned or hereafter acquired by any Customer, other than software embedded in any category of Goods, including all computer programs and all supporting information provided in connection with a transaction related to any program.

          "Subsidiary" of a Person means any corporation, association, partnership, limited liability company, joint venture or other business entity of which more than fifty percent (50%) of the voting stock or other equity interests (in the case of Persons other than corporations), is owned or controlled directly or indirectly by the Person, or one or more of the Subsidiaries of the Person, or a combination thereof.

          "Taxes" means any and all present or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of each Vendor and the Agent, such taxes (including income taxes or franchise taxes) as are imposed on or measured by the Agent's or each Vendor's net income in any the jurisdiction (whether federal, state or local and including any political subdivision thereof) under the laws of which such Vendor or the Agent, as the case may be, is organized or maintains a lending office.

          "Termination Date" means the earliest to occur of (i) the date the Total Facility is terminated either by the Customers pursuant to Section 3.2 or by the Vendors pursuant to Section 9.2, and (iii) the date the Agreement is otherwise terminated for any reason whatsoever pursuant to the terms of the Agreement.

          "Total Facility" has the meaning specified in Section
1.1.

          "Trademark Security Agreement" means the Trademark Security Agreement, dated as of the date hereof, executed and delivered by the relevant Customers to the Agent to evidence and perfect the Agent's security interest in the Customers' present and future trademarks, and related licenses and rights, for the benefit of the Agent and the Vendors.

          "Twelve-Month Period" a period of twelve full consecutive fiscal months of the Customer, taken together as one accounting period.

          "UCC" means the Uniform Commercial Code, as in effect from time to time, of the State of Mississippi or of any other state the laws of which are required as a result thereof to be applied in connection with the issue of perfection of security interests; provided, that to the extent that the UCC is used to define any term herein or in any other documents and such term is defined differently in different Articles or Divisions of the UCC, the definition of such term contained in Article or Division 9 shall govern.

          "Unfunded Pension Liability" means the excess of a Plan's benefit liabilities under Section 4001(a)(16) of ERISA, over the current value of that Plan's assets, determined in accordance with the assumptions used for funding the Pension Plan pursuant to Section 412 of the Code for the applicable plan year.

          "Vendor" and "Vendors" have the meanings specified in the introductory paragraph hereof.

2. Accounting Terms. Any accounting term used in the Agreement shall have, unless otherwise specifically provided herein, the meaning customarily given in accordance with GAAP, and all financial computations in the Agreement shall be computed, unless otherwise specifically provided therein, in accordance with GAAP as consistently applied and using the same method for inventory valuation as used in the preparation of the Financial Statements.

3.   Interpretive Provisions.

          (a) The meanings of defined terms are equally applicable to the singular and plural forms of the defined terms.

          (b) The words "hereof," "herein," "hereunder" and similar words refer to the Agreement as a whole and not to any particular provision of the Agreement; and Subsection, Section, Schedule and Exhibit references are to the Agreement unless otherwise specified.

          (c) (i) The term "documents" includes any and all instruments, documents, agreements, certificates, indentures, notices and other writings, however evidenced.

               (ii) The term "including" is not limiting and means "including without limitation."

               (iii) In the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including," the words "to" and "until" each mean "to but excluding" and the word "through" means "to and including."

               (iv) The word "or" is not exclusive.

          (d) Unless otherwise expressly provided herein, (i) references to agreements (including the Agreement) and other contractual instruments shall be deemed to include all subsequent amendments and other modifications thereto, but only to the extent such amendments and other modifications are not prohibited by the terms of any Credit Document, and (ii) references to any statute or regulation are to be construed as including all statutory and regulatory provisions consolidating, amending, replacing, supplementing or interpreting the statute or regulation.

          (e) The captions and headings of the Agreement and other Credit Documents are for convenience of reference only and shall not affect the interpretation of the Agreement.

          (f) The Agreement and other Credit Documents may use several different limitations, tests or measurements to regulate the same or similar matters. All such limitations, tests and measurements are cumulative and shall each be performed in accordance with their terms.

          (g) For purposes of Section 9.1, a breach of a financial covenant contained in Sections 7.21, 7.22 or 7.23 shall be deemed to have occurred as of any date of determination thereof by the Agent or as of the last day of any specified measuring period, regardless of when the Financial Statements reflecting such breach are delivered to the Agent.

          (h) The Agreement and the other Credit Documents are the result of negotiations among and have been reviewed by counsel to the Agent, the Customers and the other parties, and are the products of all parties. Accordingly, they shall not be construed against the Vendors or the Agent merely because of the Agent's or Vendors' involvement in their preparation.

                                                     EXHIBIT 10.2




                       SECURITY AGREEMENT

          THIS SECURITY AGREEMENT, dated as July 11, 2005 (the "Security Agreement"), is made by and among CAYE HOME FURNISHINGS, LLC, a Delaware limited liability company in its capacity as Agent for Vendors, and JENNIFER CONVERTIBLES, INC., a Delaware corporation and its subsidiaries (each a "Customer" and together "Customers").

W I T N E S S E T H:

          WHEREAS, pursuant to that certain Credit Agreement dated as of the date hereof by and among Customers, Agent and Vendors (including all annexes, exhibits and schedules thereto, as from time to time amended, restated, supplemented or otherwise modified, the "Credit Agreement"), Vendors have agreed to extend credit to Customers;

          WHEREAS, in order to induce Agent and Vendors to enter into the Credit Agreement and the other Credit Documents and to induce Vendors to make the Extensions as provided for in the Credit Agreement, the Customers have agreed to grant a continuing Lien on the Collateral (as hereinafter defined) to secure the Obligations;

          NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1. DEFINED TERMS. The following terms shall have the following respective meanings:

          "Accounts" means all of each Customer's now owned or hereafter acquired or arising accounts, as defined in the UCC, including any rights to payment for the sale or lease of goods or rendition of services, whether or not they have been earned by performance, and all medical receivables.

          "Affiliate" means, as to any Person, any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person or which owns, directly or indirectly, ten percent (10%) or more of the outstanding equity interest of such Person. A Person shall be deemed to control another Person if the controlling Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of the other Person, whether through the ownership of voting securities, by contract, or otherwise.

          "Assigned Contracts" means, collectively, all of each Customer's rights and remedies under, and all moneys and claims for money due or to become due to such Customer under those contracts set forth on Schedule III hereto, and any other material contracts, and any and all amendments, supplements, extensions, and renewals thereof including all rights and claims of such Customer now or hereafter existing: (i) under any insurance, indemnities, warranties, and guarantees provided for or arising out of or in connection with any of the foregoing agreements; (ii) for any damages arising out of or for breach or default under or in connection with any of the foregoing contracts; (iii) to all other amounts from time to time paid or payable under or in connection with any of the foregoing agreements; or (iv) to exercise or enforce any and all covenants, remedies, powers and privileges thereunder.

          "Chattel Paper" means all of each Customer's now owned or hereafter acquired chattel paper, as defined in the UCC, including electronic chattel paper.

          "Deposit Accounts" means all "deposit accounts" as such term is defined in the UCC, now or hereafter held in the name of any Customer.

          "Documents" means all documents as such term is defined in the UCC, including bills of lading, warehouse receipts or other documents of title, now owned or hereafter acquired by any Customer.

          "Equipment" means all of each Customer's now owned and hereafter acquired machinery, equipment, furniture, furnishings, fixtures, and other tangible personal property (except Inventory), including embedded software, motor vehicles with respect to which a certificate of title has been issued, aircraft, dies, tools, jigs, molds and office equipment, as well as all of such types of property leased by such Customer and all of such Customer's rights and interests with respect thereto under such leases (including, without limitation, options to purchase); together with all present and future additions and accessions thereto, replacements therefor, component and auxiliary parts and supplies used or to be used in connection therewith, and all substitutes for any of the foregoing, and all manuals, drawings, instructions, warranties and rights with respect thereto; wherever any of the foregoing is located.

          "General Intangibles" means all of each Customer's now owned or hereafter acquired general intangibles, choses in action and causes of action and all other intangible personal property of each Customer of every kind and nature (other than Accounts), including, without limitation, all contract rights, payment intangibles, Proprietary Rights, corporate or other business records, inventions, designs, blueprints, plans, specifications, patents, patent applications, trademarks, service marks, trade names, trade secrets, goodwill, copyrights, computer software, customer lists, registrations, licenses, franchises, tax refund claims, any funds which may become due to each Customer in connection with the termination of any employee benefit plan or any rights thereto and any other amounts payable to each Customer from any employee benefit plan, rights and claims against carriers and shippers, rights to indemnification, business interruption insurance and proceeds thereof, property, casualty or any similar type of insurance and any proceeds thereof, proceeds of insurance covering the lives of key employees on which each Customer is beneficiary, rights to receive dividends, distributions, cash, Instruments and other property in respect of or in exchange for pledged equity interests or Investment Property and any letter of credit, guarantee, claim, security interest or other security held by or granted to any Customer.

          "Goods" means all "goods" as defined in the UCC, now owned or hereafter acquired by any Customer, wherever located, including embedded software to the extent included in "goods" as defined in the UCC, manufactured homes, standing timber that is cut and removed for sale and unborn young of animals.

          "Instruments" means all instruments as such term is defined in the UCC, now owned or hereafter acquired by any Customer.

          "Inventory" means all of each Customer's now owned and hereafter acquired inventory, goods and merchandise, wherever located, to be furnished under any contract of service or held for sale or lease, all returned goods, raw materials, work-in-process, finished goods (including embedded software), other materials and supplies of any kind, nature or description which are used or consumed in such Customer's business or used in connection with the packing, shipping, advertising, selling or finishing of such goods, merchandise, and all documents of title or other Documents representing them.

          "Investment Property" means all of each Customer's right title and interest in and to any and all: (a) securities whether certificated or uncertificated; (b) securities entitlements; (c) securities accounts; (d) commodity contracts;
or (e) commodity accounts.

          "Letter-of-Credit Rights" means "letter-of-credit rights" as such term is defined in the UCC, now owned or hereafter acquired by any Customer, including rights to payment or performance under a letter of credit, whether or not such Customer, as beneficiary, has demanded or is entitled to demand payment or performance.

          "Payment Account" means each bank account established pursuant to this Security Agreement, to which the proceeds of Accounts and other Collateral are deposited or credited, and which is maintained in the name of the Agent or any Customer, as the Agent may determine, on terms acceptable to the Agent.

          "Proprietary Rights" means all of each Customer's now owned and hereafter arising or acquired: licenses, franchises, permits, patents, patent rights, copyrights, trademarks, works which are the subject matter of copyrights, trademarks, service marks, trade names, trade styles, patent, trademark and service mark applications, and all licenses, goodwill and rights related to any of the foregoing, and all other rights under any of the foregoing, all extensions, renewals, reissues, divisions, continuations, and continuations-in-part of any of the foregoing, and all rights to sue for past, present and future infringement of any of the foregoing.

          "Software" means all "software" as such term is defined in the UCC, now owned or hereafter acquired by any Customer, other than software embedded in any category of Goods, including all computer programs and all supporting information provided in connection with a transaction related to any program.

          "Supporting Obligations" means all supporting obligations as such term is defined in the UCC.

          "UCC" means the Uniform Commercial Code, as in effect from time to time, of the State of Mississippi or of any other state the laws of which are required as a result thereof to be applied in connection with the issue of perfection of security interests.

          "Uniform Commercial Code jurisdiction" means any jurisdiction that has adopted "Revised Article 9" of the UCC on or after July 1, 2001.

          All other capitalized terms used but not otherwise defined herein have the meanings given to them in the Credit Agreement including Annex A thereto. All other undefined terms contained in this Security Agreement, unless the context indicates otherwise, have the meanings provided for by the UCC to the extent the same are used or defined therein.

     2.   GRANT OF LIEN.

          (a) As security for all Obligations, each Customer hereby grants to the Agent, for the benefit of the Agent and the Vendors, a continuing security interest in, lien on, assignment of and right of set-off against, all property and assets of such Customer, whether now owned or existing or hereafter acquired or arising, regardless of where located, including the following:

          (i)   all Accounts;

          (ii)  all Inventory;

          (iii)  all contract rights, including Assigned Contracts;

          (iv)   all Chattel Paper;

          (v)    all Documents;

          (vi)   all Instruments;

         (vii)  all Supporting Obligations and Letter-of-Credit Rights;

          (viii) all General Intangibles (including payment intangibles and Software);

          (ix)   all Goods;

          (x)    all Equipment;

          (xi)   all Investment Property;

          (xii) all money, cash, cash equivalents, securities and other property of any kind of such Customer held or controlled directly or indirectly by the Agent or any Vendor;

          (xiii) all of such Customer's Deposit Accounts, credits, and balances with and other claims against the Agent or any Vendor or any of their Affiliates or any other financial institution with which such Customer maintains deposits, including any Payment Accounts;
          (xiv) all books, records and other property related to or referring to any of the foregoing, including books, records, account ledgers, data processing records, computer software and other property and General Intangibles at any time evidencing or relating to any of the foregoing; and

          (xv) all accessions to, substitutions for and replacements, products and proceeds of any of the foregoing, including, but not limited to, proceeds of any insurance policies, claims against third parties, and condemnation or requisition payments with respect to all or any of the foregoing.

All of the foregoing and all other property of Customers in which the Agent or any Vendor may at any time be granted a Lien as collateral for the Obligations, is herein collectively referred to as the "Collateral." Notwithstanding the foregoing, the property and assets of Customers set forth on Exhibit A hereto shall not constitute Collateral. Notwithstanding anything to the contrary set forth herein, the assignment of the Assigned Contracts shall be deemed a collateral assignment only, and such assignment shall be effective only at the time set forth in and in accordance with the provisions of Section 13 hereof. The forgoing sentence shall not, however, impair any security interest otherwise granted hereunder in any of the Assigned Contracts.

          (b) All of the Obligations shall be secured by all of the Collateral.

     3.   PERFECTION AND PROTECTION OF SECURITY INTEREST.

          (a) Each Customer shall, at its own expense, perform all steps requested by the Agent at any time to perfect, maintain, protect, and enforce the Agent's Liens, including: (i) executing, delivering and/or filing and recording of the Trademark Security
Agreement and executing and filing financing or continuation statements, and amendments thereof, in form and substance reasonably satisfactory to the Agent; (ii) delivering to the Agent warehouse receipts covering any portion of the Collateral located in warehouses and for which warehouse receipts are issued and certificates of title covering any portion of the collateral for which certificates of title have been issued; (iii) when an Event of Default has occurred and is continuing, transferring
Inventory to warehouses or other locations designated by the Agent; (iv) placing notations on such Customer's books of account to disclose the Agent's security interest; and (v) taking such other steps as are deemed necessary or desirable by the Agent to maintain and protect the Agent's Liens. Each Customer agrees that a carbon, photographic, photostatic, or other reproduction of this Security Agreement or of a financing statement is sufficient as a financing statement.

          (b) Upon the Agent's written instruction, each Customer shall deliver to Agent all Collateral consisting of negotiable
Documents, certificated securities (accompanied by stock papers executed in blank), Chattel Paper and Instruments promptly after such Customer receives the same.

          (c) Each Customer shall, in accordance with the terms of the Credit Agreement, obtain or use its good faith efforts to obtain waivers or subordinations of Liens from landlords and mortgagees, and each Customer shall in all instances obtain signed acknowledgements of Agent's Liens from bailees having possession of any Collateral that they hold for the benefit of Agent.

          (d) If required by the terms of the Credit Agreement and not waived by Agent in writing (which waiver may be revoked), each Customer shall obtain authenticated control agreements from each issuer of uncertificated securities, securities intermediary, or commodities intermediary issuing or holding any financial assets or commodities to or for such Customer.

          (e) If any Customer is or becomes the beneficiary of a letter of credit such Customer shall promptly notify Agent thereof and enter into a tri-party agreement with Agent and the issuer and/or confirmation bank with respect to Letter-of-Credit Rights assigning such Letter-of-Credit Rights to Agent and directing all payments thereunder to the Payment Account, all in form and substance reasonably satisfactory to Agent.

          (f) Upon the Agent's written request, each Customer shall take all steps necessary to grant the Agent control of all electronic chattel paper in accordance with the Code and all "transferable records" as defined in the Uniform Electronic Transactions Act.

          (g) Each Customer hereby irrevocably authorizes the Agent at any time and from time to time to file in any filing office in any Uniform Commercial Code jurisdiction any initial financing statements and amendments thereto that (a) indicate the Collateral (i) as all assets of Customer or words of similar effect, regardless of whether any particular asset comprised in the Collateral falls within the scope of Article 9 of the UCC of the State of Mississippi or such jurisdiction, or (ii) as being of an equal or lesser scope or with greater detail, and (b) contain any other information required by part 5 of Article 9 of the UCC of the State of Mississippi for the sufficiency or filing office acceptance of any financing statement or amendment, including (i) whether such Customer is an organization, the type of organization and any organization identification number issued to such Customer, and (ii) in the case of a financing statement filed as a fixture filing or indicating Collateral as as-extracted collateral or timber to be cut, a sufficient description of real property to which the Collateral relates.
Each Customer agrees to furnish any such information to the Agent promptly upon request. Each Customer also ratifies its authorization for the Agent to have filed in any Uniform
Commercial Code jurisdiction any like initial financing statements or amendments thereto if filed prior to the date hereof.

          (h) Each Customer shall promptly notify Agent of any commercial tort claim (as defined in the UCC) acquired by it and unless otherwise consented by Agent, such Customer shall enter into a supplement to this Security Agreement, granting to Agent a Lien in such commercial tort claim.

          (i) From time to time, each Customer shall, upon the Agent's request, execute and deliver confirmatory written instruments pledging to the Agent, for the ratable benefit of the Agent and the Vendors, the Collateral, but any Customer's failure to do so shall not affect or limit any security interest or any other rights of the Agent or any Vendor in and to the Collateral with respect to any Customer. Until the earlier to occur of (i) the termination of the Credit Agreement pursuant to Section 3.2(a) thereof or (ii) the termination of this Agreement pursuant to
Section 3.2(b) of the Credit Agreement, the Agent's Liens shall continue in full force and effect in all Collateral (whether or not deemed eligible for the purpose of calculating the Availability or as the basis for any advance, loan, extension of credit, or other financial accommodation).

          (j) If the Agent requests, each Customer shall provide to Agent a certificate of good standing from its state of organization.

          (k) Without limiting the prohibitions on mergers involving Customers contained in the Credit Agreement, no Customer shall reincorporate or reorganize itself under the laws of any jurisdiction other than the jurisdiction in which it is incorporated or organized as of the date hereof or change its type of entity as identified on Schedule 6.3 to the Credit
Agreement without the prior written consent of Agent.

          (l) Each Customer acknowledges that it is not authorized to file any financing statement or amendment or termination statement with respect to any financing statement without the prior written consent of Agent and agrees that it will not do so without the prior written consent of Agent, subject to Customers' rights under Section 9-509(d)(2) of the UCC.

          (m) No Customer shall enter into any Contract that restricts or prohibits the grant of a security interest in Accounts, Chattel
Paper, Instruments or payment intangibles or the proceeds of the foregoing to Agent.

     4. LOCATION OF COLLATERAL. (a) Each of the Customers represents and warrants to the Agent and the Vendors that: (A)
Schedule I hereto is a correct and complete list of the location of Customers' chief executive offices, the location of their books and records, the locations of the Collateral (other than goods and equipment in transit), and the locations of all of their other places of business; and (b) Schedule I hereto correctly identifies any of such facilities and locations that are not owned by Customers and sets forth the names of the owners and lessors or sublessors of such facilities and locations. Each Customer covenants and agrees that it will not (i) maintain any Collateral at any location other than those locations listed for such Customer on Schedule I, (ii) otherwise change or add to any of such locations, or (iii) change the location of its chief executive office from the location identified in Schedule I hereto, unless it gives the Agent at least thirty (30) days' prior written notice thereof and executes any and all financing statements and other documents that the Agent reasonably requests in connection therewith. Without limiting the foregoing, each Customer represents that all of its Inventory (other than Inventory in transit) is, and covenants that all of its Inventory will be, located either (a) on premises owned by such Customer,
(b) on premises leased by such Customer, provided that the Agent has received an executed landlord waiver from the landlord of such premises in form and substance satisfactory to the Agent, or
(c) in a warehouse or with a bailee (excluding in-transit warehouses and bailees), provided that the Agent has received an executed bailee letter from the applicable Person in form and substance satisfactory to the Agent.

     5. JURISDICTION OF ORGANIZATION. Schedule 6.3 to the Credit Agreement identifies each Customer's name as of the Closing Date as it appears in official filings in the state of its incorporation or other organization, the type of entity of each Customer (including corporation, partnership, limited partnership or limited liability company), federal employee identification number, organizational identification number issued by each Customer's state of incorporation or organization or a statement that no such number has been issued and the jurisdiction in which each Customer is incorporated or organized. Each Customer has only one state of incorporation or organization.

     6. TITLE TO, LIENS ON, AND SALE AND USE OF COLLATERAL. Each Customer represents and warrants to the Agent and the Vendors and agrees with the Agent and the Vendors that: (a) such Customer has rights in and the power to transfer all of the Collateral free and clear of all Liens whatsoever, except for Permitted
Liens; (b) the Agent's Liens in the Collateral will not be subject to any prior Lien except for those Liens identified in clauses (c), (d) and (e) of the definition of Permitted Liens;

and (c) such Customer will use, store, and maintain the Collateral with all reasonable care and will use such Collateral for lawful purposes only.

     7. APPRAISALS. Each Customer shall, at its expense, provide the Agent with appraisals or updates thereof of any or all of the Collateral from an Eligible Appraiser, and prepared on a basis, satisfactory to the Agent, such appraisals and updates to include, without limitation, information required by applicable law and regulation and by the internal policies of the Vendors, all as required under Section 7.4(c) of the Credit Agreement.

     8. ACCESS AND EXAMINATION. The Agent, accompanied by any Vendor which so elects, may at all reasonable times during regular business hours (and at any time when a Default or Event of Default exists and is continuing) have access to, examine, audit, make extracts from or copies of and inspect any or all of Customers' records, files, and books of account and the Collateral, and discuss Customers' affairs with Customers' officers and management. Each Customer will deliver to the Agent any instrument necessary for the Agent to obtain records from any service bureau maintaining records for such Customer. The Agent may, and at the direction of the Required Vendors shall, at any time when a Default or Event of Default exists, and at Customers' expense, make copies of all of Customers' books and records, or require Customers to deliver such copies to the Agent. The Agent may, without expense to the Agent, use such of Customers' respective personnel, supplies, and real property as may be reasonably necessary for maintaining or enforcing the Agent's Liens. The Agent shall have the right, at any time, in the Agent's name or in the name of a nominee of the Agent, to verify the validity, amount or any other matter relating to the Accounts, Inventory, or other Collateral, by mail, telephone, or otherwise.

     9. COLLATERAL REPORTING. Each Customer shall provide the Agent with the following documents at the following times in form satisfactory to the Agent: (a) at the times specified in Section 5.2(k) of the Credit Agreement, or more frequently if requested by the Agent, a schedule of such Customer's Accounts created, credits given, cash collected and other adjustments to Accounts since the last such schedule and a Borrowing Base Certificate;
(b) on a monthly basis, by the 20th day of the following month, or more frequently if requested by the Agent, an aging of such Customer's Accounts, together with a reconciliation to the corresponding Borrowing Base and to such Customer's general ledger; (c) on a monthly basis by the 20th day of the following month, or more frequently if requested by the Agent, an aging of such Customer's accounts payable; (d) on a monthly basis by the 15th day of the following month (or more frequently if requested by the Agent), a detailed calculation of Eligible Accounts and Eligible Inventory; (e) on a monthly basis by the 20th day of the following month (or more frequently if requested by the Agent), Inventory reports by category and location, together with a reconciliation to the corresponding Borrowing Base and to such Customer's general ledger; (f) upon request, copies of invoices in connection with such Customer's Accounts, customer statements, credit memos, remittance advices and reports, deposit slips, shipping and delivery documents in connection with such Customer's Accounts and for Inventory and Equipment acquired by such Customer, purchase orders and invoices; (g) upon request, a statement of the balance of each of the intercompany Accounts;
(h) such other reports as to the Collateral of such Customer as the Agent shall reasonably request from time to time; and
(i) with the delivery of each of the foregoing, a certificate of such Customer executed by an officer thereof certifying as to the accuracy and completeness of the foregoing. If any of Customers' records or reports of the Collateral are prepared by an accounting service or other agent, such applicable Customer hereby authorizes such service or agent to deliver such records, reports, and related documents to the Agent, for distribution to the Vendors.

     10.  ACCOUNTS.

          (a) Each Customer hereby represents and warrants to the Agent and the Vendors, with respect to such Customer's Accounts, that:
(i) each existing Account represents, and each future Account will represent, a bona fide sale or lease and delivery of goods by such Customer, or rendition of services by such Customer, in the ordinary course of such Customer's business; (ii) each existing Account is, and each future Account will be, for a liquidated amount payable by the Account Debtor thereon on the terms set forth in the invoice therefor or in the schedule thereof delivered to the Agent, without any offset, deduction, defense, or counterclaim except those known to such Customer and disclosed to the Agent and the Vendors pursuant to this Security
Agreement; (iii) no payment will be received with respect to any Account, and no credit, discount, or extension, or agreement therefor will be granted on any Account, except as reported to the Agent and the Vendors in Borrowing Base Certificates delivered in accordance with this Security Agreement; (iv) each copy of an invoice delivered to the Agent by such Customer will be a genuine copy of the original invoice sent to the Account
Debtor named therein; and (v) all goods described in any invoice representing a sale of goods will have been delivered to the Account Debtor and all services of such Customer described in each invoice will have been performed.

          (b) No Customer shall re-date any invoice or sale or make sales on extended dating beyond that customary in such Customer's business or extend or modify any Account. If any Customer becomes aware of any matter adversely affecting the collectibility of any Account or the Account Debtor therefor involving an amount greater than $50,000, including information regarding the Account Debtor's creditworthiness, such Customer will promptly so advise the Agent and exclude such Account from Eligible Accounts.

          (c) Each Customer shall notify the Agent promptly of all disputes and claims in excess of $50,000 with any Account
Debtor, and agrees to settle, contest, or adjust such dispute or claim at no expense to the Agent or any Vendor. No discount, credit or allowance shall be granted to any such Account Debtor without the Agent's prior written consent, except for discounts, credits and allowances made or given in the ordinary course of the Customers' businesses when no Event of Default exists hereunder. Each Customer shall send the Agent a copy of each credit memorandum (other than credit memoranda arising in connection with advertising allowances, standard customer rebates and similar credit memoranda issued in the ordinary course of business the terms of which have been disclosed to the Agent) in excess of $50,000 as soon as issued, and such Customer shall promptly report that credit on Borrowing Base Certificates submitted by it. The Agent may at all times when an Event of Default exists hereunder, settle or adjust disputes and claims directly with Account Debtors for amounts and upon terms which the Agent or the Required Vendors, as applicable, shall consider advisable and, in all cases, the Agent will credit such Customer's Loan Account with the net amounts received by the Agent in payment of any Accounts.

          (d) If an Account Debtor returns any Inventory to any Customer when no Event of Default exists, then such Customer shall promptly determine the reason for such return and shall issue a credit memorandum to the Account Debtor in the appropriate amount. Each Customer shall immediately report to the Agent any return involving an amount in excess of $50,000. Each such report shall indicate the reasons for the returns and the locations and condition of the returned Inventory. In the event any Account Debtor returns Inventory to any Customer when an Event of Default exists, such Customer, upon the request of the Agent, shall: (i) hold the returned Inventory in trust for the Agent; (ii) segregate all returned Inventory from all of its other property; (iii) dispose of the returned Inventory solely according to the Agent's written instructions; and (iv) not issue any credits or allowances with respect thereto without the Agent's prior written consent. All returned Inventory shall be subject to the Agent's Liens thereon. Whenever any Inventory is returned, the related Account shall be deemed ineligible to the extent of the amount owing by the Account Debtor with respect to such returned Inventory and such returned Inventory shall not be Eligible Inventory without the Agent's consent which shall not be unreasonably conditioned or withheld.

     11.  INVENTORY; PERPETUAL INVENTORY.

          (a) Each Customer represents and warrants to the Agent and the Vendors and agrees with the Agent and the Vendors that all of the Inventory owned by such Customer is and will be held for sale or lease, or to be furnished in connection with the rendition of services, in the ordinary course of such Customer's business
(except for the sale of obsolete, unserviceable or useless
Inventory), and is and will be fit for such purposes.  Each
Customer will keep its Inventory in good and marketable condition, except for damaged or defective goods arising in the ordinary course of such Customer's business. No Customer will, without the prior written consent of the Agent, acquire or accept any Inventory on consignment or approval. Each Customer will conduct a physical count of the Inventory at least once per Fiscal Year, and after and during the continuation of an Event of Default, at such other times as the Agent requests. Each
Customer will maintain a perpetual inventory reporting system at all times. No Customer will, without the Agent's written consent, sell any Inventory on a bill-and-hold, guaranteed sale, sale and return, sale on approval, consignment, or other repurchase or return basis.

          (b) In connection with all Inventory financed by Letters of Credit, each Customer will, at the Agent's written request, instruct all suppliers, carriers, forwarders, customs brokers, warehouses or others receiving or holding cash, checks, Inventory, Documents or Instruments in which the Agent holds a security interest to deliver them to the Agent and/or subject to the Agent's order, and if they shall come into such Customer's possession, to deliver them, upon request, to the Agent in their original form. Each Customer shall also, at the Agent's written request, designate the Agent as the consignee on all bills of lading and other negotiable and non-negotiable documents.

     12.  EQUIPMENT.

          (a) Each Customer represents and warrants to the Agent and the Vendors and agrees with the Agent and the Vendors that all of the Equipment owned by such Customer is and will be used or held for use in such Customer's business, and is and will be fit for such purposes. Each Customer shall keep and maintain its Equipment in good operating condition and repair (ordinary wear and tear excepted) and shall make all necessary replacements thereof.

          (b) Each Customer shall promptly inform the Agent of any material additions to or deletions from the Equipment. No
Customer shall permit any Equipment to become a fixture with respect to real property or to become an accession with respect to other personal property with respect to which real or personal property the Agent does not have a Lien. No Customer will, without the Agent's prior written consent, alter or remove any identifying symbol or number on any of such Customer's Equipment constituting Collateral.

          (c) Except as set forth in the Credit Agreement, no Customer shall, without the Agent's prior written consent, sell, license, lease as a lessor, or otherwise dispose of any of such Customer's
Equipment (except for obsolete, unserviceable or useless
Equipment).

     13. ASSIGNED CONTRACTS. Each Customer shall fully perform all of its obligations under each of the Assigned Contracts, and shall enforce all of its rights and remedies thereunder, in each case, as it deems appropriate in its business judgment; provided, however, that such Customer shall not take any action or fail to take any action with respect to its Assigned Contracts which would cause the termination of a material Assigned Contract.
Without limiting the generality of the foregoing, each Customer shall take all action necessary or appropriate to permit, and shall not take any action which would have any materially adverse effect upon, the full enforcement of all indemnification rights under its Assigned Contracts. Each Customer shall notify the Agent and the Vendors in writing, promptly after such Customer becomes aware thereof, of any event or fact which could give rise to a material claim by it for indemnification under any of the Assigned Contracts, and shall diligently pursue such right and report to the Agent on all further developments with respect thereto. Each Customer shall deposit into the Payment Account or remit directly to the Agent for application to the Obligations in such order as the Required Vendors shall determine, all amounts received by such Customer as indemnification or otherwise pursuant to its Assigned Contracts. If any Customer shall fail after the Agent's demand to pursue diligently any right under its Assigned Contracts, or if an Event of Default then exists, the Agent may, and at the direction of the Required Vendors shall, directly enforce such right in its own or such Customer's name and may enter into such settlements or other agreements with respect thereto as the Agent or the Required Vendors, as applicable, shall determine. In any suit, proceeding or action brought by the Agent for the benefit of the Vendors under any Assigned Contract for any sum owing thereunder or to enforce any provision thereof, each Customer shall indemnify and hold the Agent and Vendors harmless from and against all expense, loss or damage suffered by reason of any defense, setoff, counterclaims, recoupment, or reduction of liability whatsoever of the obligor thereunder arising out of a breach by any Customer of any obligation thereunder or arising out of any other agreement, indebtedness or liability at any time owing from any Customer to or in favor of such obligor or its successors. All such obligations of the Customers shall be and remain enforceable only against the Customers and shall not be enforceable against the Agent or the Vendors. Notwithstanding any provision hereof to the contrary, (a) the assignment of the Assigned Contracts shall be a collateral assignment only and such assignment shall become effective, at the election of the Agent, only after the occurrence of any Event of Default and acceleration of the Obligations under the Credit Agreement and (b) the Customers shall at all times, remain liable to observe and perform all of its duties and obligations under its Assigned Contracts, and the Agent's or any Vendor's exercise of any of their respective rights with respect to the Collateral shall not release any Customer from any of such duties and obligations. Neither the Agent nor any Vendor shall be obligated to perform or fulfill any of any Customer's duties or obligations under their Assigned Contracts or to make any payment thereunder, or to make any inquiry as to the nature or sufficiency of any payment or property received by it thereunder or the sufficiency of performance by any party thereunder, or to present or file any claim, or to take any action to collect or enforce any performance, any payment of any amounts, or any delivery of any property.

     14. CREDIT DOCUMENTS. Each Customer represents and warrants to the Agent and the Vendors that as of the date hereof, except as disclosed in the Schedules to the Credit Agreement, the representations and warranties related to such Customer contained in the Credit Agreement are true and correct as if such representation and warranty were expressly set forth herein.

     15. DOCUMENTS, INSTRUMENTS, AND CHATTEL PAPER. Each Customer represents and warrants to the Agent and the Vendors that (a) all Documents, Instruments, and Chattel Paper describing, evidencing, or constituting Collateral, and all signatures and endorsements thereon, are and will be complete, valid, and genuine, and (b) all goods evidenced by such Documents, Instruments, Letter of Credit Rights and Chattel Paper are and will be owned by such Customer, free and clear of all Liens other than Permitted Liens. If any Customer retains possession of any Chattel Paper or Instruments with Agent's consent, if required by the Agent in writing such Chattel Paper and Instruments shall be marked with the following legend: "This writing and the obligations evidenced or served hereby are subject to the security interest of Caye Furnishings, LLC, as Agent, for the benefit of Agent and certain Vendors."

     16. RIGHT TO CURE. The Agent may, in its discretion, and shall, at the direction of the Required Vendors, pay any amount or do any act required of any Customer hereunder or under any other
Credit Document in order to preserve, protect, maintain or enforce the Obligations, the Collateral or the Agent's Liens therein, and which any Customer fails to pay or do, including payment of any judgment against such Customer, any insurance premium, any warehouse charge, any finishing or processing charge, any landlord's or bailee's claim, and any other Lien upon or with respect to the Collateral. All payments that the Agent makes under this Section 16 and all out-of-pocket costs and expenses that the Agent pays or incurs in connection with any action taken by it hereunder shall be charged to such Customer's
Loan Account as an Extension. Any payment made or other action taken by the Agent under this Section 16 shall be without prejudice to any right to assert an Event of Default hereunder and to proceed thereafter as herein provided.

     17. POWER OF ATTORNEY. Each Customer hereby appoints the Agent and the Agent's designee as such Customer's attorney, with power:
(a) to endorse such Customer's name on any checks, notes, acceptances, money orders, or other forms of payment or security that come into the Agent's or any Vendor's possession; (b) to sign such Customer's name on any invoice, bill of lading, warehouse receipt or other negotiable or non-negotiable Document constituting Collateral, on drafts against customers, on assignments of Accounts, on notices of assignment, financing statements and other public records and to file any such financing statements by electronic means with or without a signature as authorized or required by applicable law or filing procedure; (c) so long as any Event of Default has occurred and is continuing, to notify the post office authorities to change the address for delivery of such Customer's mail to an address designated by the Agent and to receive, open and dispose of all mail addressed to such Customer; (d) to send requests for verification of Accounts to customers or Account Debtors; (e) to complete in such Customer's name or the Agent's name, any order, sale or transaction, obtain the necessary Documents in connection therewith, and collect the proceeds thereof; (f) to clear
Inventory through customs in such Customer's name, the Agent's name or the name of the Agent's designee, and to sign and deliver to customs officials powers of attorney in such Customer's name for such purpose; (g) to the extent that such Customer's authorization given in Section 3(g) of this Security Agreement is not sufficient, to file such financing statements with respect to this Security Agreement, with or without such Customer's signature, or to file a photocopy of this Security Agreement in substitution for a financing statement, as the Agent may deem appropriate and to execute in such Customer's name such financing statements and amendments thereto and continuation statements which may require such Customer's signature; and (h) to do all things necessary to carry out the Credit Agreement and this Security Agreement. Each Customer ratifies and approves all acts of such attorney. None of the Vendors or the Agent nor their attorneys will be liable for any acts or omissions or for any error of judgment or mistake of fact or law except for their willful misconduct. This power, being coupled with an interest, is irrevocable until this Agreement has been terminated and the Obligations have been fully satisfied.

     18.  THE AGENT'S AND VENDORS' RIGHTS, DUTIES AND LIABILITIES.

          (a) The Customers assume jointly and severally all responsibility and liability arising from or relating to the use, sale, license or other disposition of the Collateral. The Obligations shall not be affected by any failure of the Agent or any Vendor to take any steps to perfect the Agent's Liens or to collect or realize upon the Collateral, nor shall loss of or damage to the Collateral release any Customer from any of the Obligations. Following the occurrence and during the continuation of an Event of Default, the Agent may (but shall not be required to), and at the direction of the Required Vendors shall, without notice to or consent from any Customer, sue upon or otherwise collect, extend the time for payment of, modify or amend the terms of, compromise or settle for cash, credit, or otherwise upon any terms, grant other indulgences, extensions, renewals, compositions, or releases, and take or omit to take any other action with respect to the Collateral, any security therefor, any agreement relating thereto, any insurance applicable thereto, or any Person liable directly or indirectly in connection with any of the foregoing, without discharging or otherwise affecting the liability of any Customer for the Obligations or under the Credit Agreement or any other agreement now or hereafter existing between the Agent and/or any Vendor and any Customer.

          (b) It is expressly agreed by each Customer that, anything herein to the contrary notwithstanding, each Customer shall remain liable under each of its contracts and each of its licenses to observe and perform all the conditions and obligations to be observed and performed by it thereunder.
Neither Agent nor any Vendor shall have any obligation or liability under any contract or license by reason of or arising out of this Security Agreement or the granting herein of a Lien thereon or the receipt by Agent or any Vendor of any payment relating to any contract or license pursuant hereto. Neither
Agent nor any Vendor shall be required or obligated in any manner to perform or fulfill any of the obligations of any Customer under or pursuant to any contract or license, or to make any payment, or to make any inquiry as to the nature or the sufficiency of any payment received by it or the sufficiency of any performance by any party under any contract or license, or to present or file any claims, or to take any action to collect or enforce any performance or the payment of any amounts which may have been assigned to it or to which it may be entitled at any time or times.

          (c) Agent may at any time after a Default or an Event of Default has occurred and be continuing (or if any rights of set-off
(other than set-offs against an Account arising under the contract giving rise to the same Account) or contra accounts may be asserted with respect to the following), without prior notice to any Customer, notify Account Debtors, and other Persons obligated on the Collateral that Agent has a security interest therein, and that payments shall be made directly to Agent, for itself and the benefit of Vendors. Upon the request of Agent, each Customer shall so notify Account Debtors and other Persons obligated on Collateral. Once any such notice has been given to any Account Debtor or other Person obligated on the Collateral, no Customer shall give any contrary instructions to such Account
Debtor or other Person without Agent's prior written consent.

          (d) Agent may at any time in Agent's own name or in the name of any Customer communicate with Account Debtors, parties to Contracts and obligors in respect of Instruments to verify with such Persons, to Agent's satisfaction, the existence, amount and terms of Accounts, payment intangibles, Instruments or Chattel
Paper. If a Default or Event of Default shall have occurred and be continuing, each Customer, at its own expense, shall cause the independent certified public accountants then engaged by such Customer to prepare and deliver to Agent and each Vendor at any time and from time to time promptly upon Agent's request the following reports with respect to such Customer: (i) a reconciliation of all Accounts; (ii) an aging of all Accounts;
(iii) trial balances; and (iv) a test verification of such Accounts as Agent may request. Each Customer, at its own expense, shall deliver to Agent the results of each physical verification, if any, which such Customer may in its discretion have made, or caused any other Person to have made on its behalf, of all or any portion of its Inventory.

     19.  PATENT, TRADEMARK AND COPYRIGHT COLLATERAL.

          (a) No Customer has any interest in, or title to, any Patent, Trademark or Copyright except as set forth in Schedule II hereto.
This Security Agreement is effective to create a valid and continuing Lien on each Customer's patents, trademarks and copyrights and, upon filing of this Security Agreement or a Trademark Security Agreement with the United States Patent and
Trademark Office, such Liens shall be perfected in favor of Agent on each Customer's trademarks (other than licensed trademarks) and such perfected Liens are enforceable as such as against any and all creditors of and purchasers from such Customer. Upon filing of this Security Agreement or a Trademark Security
Agreement with the United States Patent and Trademark Office and the filing of appropriate financing statements, all action necessary or desirable to protect and perfect Agent's Lien on each Customer's trademarks shall have been duly taken.


          (b) Each Customer shall notify Agent immediately if it knows or has reason to know that any application or registration relating to any patent, trademark or copyright (now or hereafter existing) may become abandoned or dedicated, or of any adverse determination or development (including the institution of, or any such determination or development in, any proceeding in the United States Patent and Trademark Office, the United States
Copyright Office or any court) regarding such Customer's ownership of any patent, trademark or copyright, its right to register the same, or to keep and maintain the same.

          (c) In no event shall any Customer, either directly or through any agent, employee, licensee or designee, file an application for the registration of any patent, trademark or copyright with the United States Patent and Trademark Office, the United States
Copyright Office or any similar office or agency without giving
Agent prior written notice thereof, and, upon request of Agent, each Customer shall execute and deliver any and all Patent
Security Agreements, Copyright Security Agreements or Trademark
Security Agreements as Agent may request to evidence Agent's Lien on such patent, trademark or copyright, and the General
Intangibles of any Customer relating thereto or represented thereby.

          (d) Each Customer shall take all actions necessary or requested by Agent to maintain and pursue each application, to obtain the relevant registration and to maintain the registration of each of the patents, trademarks and copyrights (now or hereafter existing), including the filing of applications for renewal, affidavits of use, affidavits of noncontestability and opposition and interference and cancellation proceedings, unless such Customer shall determine that such patent, trademark or copyright is not material to the conduct of its business.

          (e) In the event that any of the patent, trademark or copyright Collateral material to a Customer's business is infringed upon, or misappropriated or diluted by a third party, such Customer shall notify Agent promptly after such Customer learns thereof.
Each Customer shall, unless it shall reasonably determine that such patent, trademark or copyright Collateral is not material to the conduct of its business or operations, promptly sue for infringement, misappropriation or dilution and to recover any and all damages for such infringement, misappropriation or dilution, and shall take such other actions as Agent shall deem appropriate under the circumstances to protect such patent, trademark or copyright Collateral.

     20. INDEMNIFICATION. In any suit, proceeding or action brought by Agent or any Vendor relating to any Collateral for any sum owing with respect thereto or to enforce any rights or claims with respect thereto, each Customer will jointly and severally save, indemnify and keep Agent and Vendors harmless from and against all expense (including reasonable attorneys' fees and expenses), loss or damage suffered by reason of any defense, setoff, counterclaim, recoupment or reduction of liability whatsoever of the Account Debtor or other Person obligated on the Collateral, arising out of a breach by any Customer of any obligation thereunder or arising out of any other agreement, indebtedness or liability at any time owing to, or in favor of, such obligor or its successors from any Customer, except in the case of Agent or any Vendor, to the extent such expense, loss, or damage is attributable solely to the gross negligence or willful misconduct of Agent or such Vendor as finally determined by a court of competent jurisdiction. All such obligations of Customers shall be and remain enforceable against and only against Customers and shall not be enforceable against Agent or any Vendor.

     21. LIMITATION ON LIENS ON COLLATERAL. No Customer will create, permit or suffer to exist, and each Customer will defend the

Collateral against, and take such other action as is necessary to remove, any Lien on the Collateral except Permitted Liens, and will defend the right, title and interest of Agent and Vendors in and to any of such Customer's rights under the Collateral against the claims and demands of all Persons whomsoever.

     22. NOTICE REGARDING COLLATERAL. Each Customer will advise Agent promptly, in reasonable detail, (i) of any Lien (other than Permitted Liens) or claim made or asserted against any of the Collateral, and (ii) of the occurrence of any other event which would have a Material Adverse Effect.

     23.  REMEDIES; RIGHTS UPON DEFAULT.

          (a) In addition to all other rights and remedies granted to it under this Security Agreement, the Credit Agreement, the other
Credit Documents and under any other instrument or agreement securing, evidencing or relating to any of the Obligations, if any Event of Default shall have occurred and be continuing, Agent may exercise all rights and remedies of a secured party under the UCC. Without limiting the generality of the foregoing, each Customer expressly agrees that in any such event Agent, without demand of performance or other demand, advertisement or notice of any kind (except the notice specified below of time and place of public or private sale) to or upon any Customer or any other
Person (all and each of which demands, advertisements and notices are hereby expressly waived to the maximum extent permitted by the UCC and other applicable law), may forthwith enter upon the premises of each Customer where any Collateral is located through self-help, without judicial process, without first obtaining a final judgment or giving such Customer or any other Person notice and opportunity for a hearing on Agent's claim or action and may collect, receive, assemble, process, appropriate and realize upon the Collateral, or any part thereof, and may forthwith sell, lease, license, assign, give an option or options to purchase, or sell or otherwise dispose of and deliver said Collateral (or contract to do so), or any part thereof, in one or more parcels at a public or private sale or sales, at any exchange at such prices as it may deem acceptable, for cash or on credit or for future delivery without assumption of any credit risk. Agent or any Vendor shall have the right upon any such public sale or sales and, to the extent permitted by law, upon any such private sale or sales, to purchase for the benefit of Agent and Vendors, the whole or any part of said Collateral so sold, free of any right or equity of redemption, which equity of redemption each Customer hereby releases. Such sales may be adjourned and continued from time to time with or without notice. Agent shall have the right to conduct such sales on each Customer's premises or elsewhere and shall have the right to use each Customer's premises without charge for such time or times as Agent deems necessary or advisable.

          (b) Each Customer further agrees, at Agent's request, to assemble the Collateral and make it available to Agent at a place or places designated by Agent which are reasonably convenient to Agent and such Customer, whether at such Customer's premises or elsewhere. Until Agent is able to effect a sale, lease, or other disposition of Collateral, Agent shall have the right to hold or use Collateral, or any part thereof, to the extent that it deems appropriate for the purpose of preserving Collateral or its value or for any other purpose deemed appropriate by Agent. Agent shall have no obligation to any Customer to maintain or preserve the rights of such Customer as against third parties with respect to Collateral while Collateral is in the possession of Agent.
Agent may, if it so elects, seek the appointment of a receiver or keeper to take possession of Collateral and to enforce any of Agent's remedies (for the benefit of Agent and Vendors), with respect to such appointment without prior notice or hearing as to such appointment. Agent shall apply the net proceeds of any such collection, recovery, receipt, appropriation, realization or sale to the Obligations as provided in the Credit Agreement, and only after so paying over such net proceeds, and after the payment by Agent of any other amount required by any provision of law, need Agent account for the surplus, if any, to any Customer. To the maximum extent permitted by applicable law, each Customer waives all claims, damages, and demands against Agent or any Vendor arising out of the repossession, retention or sale of the Collateral except such as arise solely out of the gross negligence or willful misconduct of Agent or such Vendor as finally determined by a court of competent jurisdiction. Each Customer agrees that ten (10) days prior notice by Agent of the time and place of any public sale or of the time after which a private sale may take place is reasonable notification of such matters. Each Customer shall remain liable for any deficiency if the proceeds of any sale or disposition of the Collateral are insufficient to pay all Obligations, including any attorneys' fees or other expenses incurred by Agent or any Vendor to collect such deficiency.

          (c) Except as otherwise specifically provided herein, each Customer hereby waives presentment, demand, protest or any notice
(to the maximum extent permitted by applicable law) of any kind in connection with this Security Agreement or any Collateral.

          (d) To the extent that applicable law imposes duties on the Agent to exercise remedies in a commercially reasonable manner, each Customer acknowledges and agrees that it is not commercially unreasonable in certain circumstances for the Agent (a) to fail to incur expenses reasonably deemed significant by the Agent to prepare Collateral for disposition or otherwise to complete raw material or work in process into finished goods or other finished products for disposition, (b) to fail to obtain third party consents for access to Collateral to be disposed of, or to obtain or, if not required by other law, to fail to obtain governmental or third party consents for the collection or disposition of Collateral to be collected or disposed of, (c) to fail to exercise collection remedies against Account Debtors or other
Persons obligated on Collateral or to remove Liens on or any adverse claims against Collateral, (d) to exercise collection remedies against Account Debtors and other Persons obligated on Collateral directly or through the use of collection agencies and other collection specialists, (e) to advertise dispositions of Collateral through publications or media of general circulation, whether or not the Collateral is of a specialized nature, (f) to contact other Persons, whether or not in the same business as such Customer, for expressions of interest in acquiring all or any portion of such Collateral, (g) to hire one or more professional auctioneers to assist in the disposition of Collateral, whether or not the Collateral is of a specialized nature, (h) to dispose of Collateral by utilizing internet sites that provide for the auction of assets of the types included in the Collateral or that have the reasonable capacity of doing so, or that match buyers and sellers of assets, (i) to dispose of assets in wholesale rather than retail markets, (j) to purchase insurance to insure the Agent against risks of loss of Collateral, or (k) to the extent deemed appropriate by the Agent, to obtain the services of other brokers, investment bankers, consultants and other professionals to assist the Agent in the collection or disposition of any of the Collateral. Each
Customer acknowledges that the purpose of this Section 23(d) is to provide non-exhaustive indications of what actions or omissions by the Agent would not be commercially unreasonable in the Agent's exercise of remedies against the Collateral and that other actions or omissions by the Agent shall not be deemed commercially unreasonable solely on account of not being indicated in this Section 23(d). Without limitation upon the foregoing, nothing contained in this Section 23(d) shall be construed to grant any rights to any Customer or to impose any duties on Agent that would not have been granted or imposed by this Security Agreement or by applicable law in the absence of this Section 23(d).

     24. GRANT OF LICENSE TO USE INTELLECTUAL PROPERTY. For the purpose of enabling Agent to exercise rights and remedies under
Section 23 hereof (including, without limiting the terms of Section 23 hereof, in order to take possession of, hold, preserve, process, assemble, prepare for sale, market for sale, sell or otherwise dispose of Collateral) at such time as Agent shall be lawfully entitled to exercise such rights and remedies, each Customer hereby grants to Agent, for the benefit of Agent and Vendors, an irrevocable, nonexclusive license (exercisable without payment of royalty or other compensation to any Customer) to use, license or sublicense any Intellectual Property now owned or hereafter acquired by any Customer, and wherever the same may be located, and including in such license access to all media in which any of the licensed items may be recorded or stored and to all computer software and programs used for the compilation or printout thereof.

     25. LIMITATION ON AGENT'S AND VENDORS' DUTY IN RESPECT OF COLLATERAL. Agent and each Vendor shall use reasonable care with respect to the Collateral in its possession or under its control. Neither Agent nor any Vendor shall have any other duty as to any Collateral in its possession or control or in the possession or control of any agent or nominee of Agent or such Vendor, or any income thereon or as to the preservation of rights against prior parties or any other rights pertaining thereto.

     26.  MISCELLANEOUS.

          (a) Reinstatement. This Security Agreement shall remain in full force and effect and continue to be effective should any petition be filed by or against any Customer for liquidation or reorganization, should any Customer become insolvent or make an assignment for the benefit of any creditor or creditors or should a receiver or trustee be appointed for all or any significant part of any Customer's assets, and shall continue to be effective or be reinstated, as the case may be, if at any time payment and performance of the Obligations, or any part thereof, is, pursuant to applicable law, rescinded or reduced in amount, or must otherwise be restored or returned by any obligee of the Obligations, whether as a "voidable preference," "fraudulent conveyance," or otherwise, all as though such payment or performance had not been made. In the event that any payment, or any part thereof, is rescinded, reduced, restored or returned, the Obligations shall be reinstated and deemed reduced only by such amount paid and not so rescinded, reduced, restored or returned.

          (b) Notices. Except as otherwise provided herein, whenever it is provided herein that any notice, demand, request, consent, approval, declaration or other communication shall or may be given to or served upon any of the parties by any other party, or whenever any of the parties desires to give and serve upon any other party any communication with respect to this Security
Agreement, each such notice, demand, request, consent, approval, declaration or other communication shall be in writing and shall be given in the manner, and deemed received, as provided for in the Credit Agreement.

          (c) Severability. Whenever possible, each provision of this Security Agreement shall be interpreted in a manner as to be effective and valid under applicable law, but if any provision of this Security Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity without invalidating the remainder of such provision or the remaining provisions of this Security Agreement. This Security Agreement is to be read, construed and applied together with the Credit Agreement and the other Credit Documents which, taken together, set forth the complete understanding and agreement of Agent, Vendors and Customers with respect to the matters referred to herein and therein.

          (d) No Waiver; Cumulative Remedies. Neither Agent nor any Vendor shall by any act, delay, omission or otherwise be deemed to have waived any of its rights or remedies hereunder, and no waiver shall be valid unless in writing, signed by Agent and then only to the extent therein set forth. A waiver by Agent of any right or remedy hereunder on any one occasion shall not be construed as a bar to any right or remedy which Agent would otherwise have had on any future occasion. No failure to exercise nor any delay in exercising on the part of Agent or any Vendor, any right, power or privilege hereunder, shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or future exercise thereof or the exercise of any other right, power or privilege. The rights and remedies hereunder provided are cumulative and may be exercised singly or concurrently, and are not exclusive of any rights and remedies provided by law. None of the terms or provisions of this Security Agreement may be waived, altered, modified or amended except by an instrument in writing, duly executed by Agent and Customers.

          (e) Limitation by Law. All rights, remedies and powers provided in this Security Agreement may be exercised only to the extent that the exercise thereof does not violate any applicable provision of law, and all the provisions of this Security
Agreement are intended to be subject to all applicable mandatory provisions of law that may be controlling and to be limited to the extent necessary so that they shall not render this Security
Agreement invalid, unenforceable, in whole or in part, or not entitled to be recorded, registered or filed under the provisions of any applicable law.

          (f) Termination of this Security Agreement. Subject to Section 26(a) hereof, this Security Agreement shall terminate upon the earlier to occur of (i) the termination of the Credit Agreement pursuant to Section 3.2(a) thereof or (ii) the termination of this Agreement pursuant to Section 3.2(b) of the Credit
Agreement.

          (g) Successors and Assigns. This Security Agreement and all obligations of each Customer hereunder shall be binding upon the successors and assigns of each Customer (including any debtor-in-possession on behalf of each Customer) and shall, together with the rights and remedies of Agent, for the benefit of Agent and Vendors, hereunder, inure to the benefit of Agent and Vendors, all future holders of any instrument evidencing any of the Obligations and their respective successors and assigns. No sales of participations, other sales, assignments, transfers or other dispositions of any agreement governing or instrument evidencing the Obligations or any portion thereof or interest therein shall in any manner affect the Lien granted to Agent, for the benefit of Agent and Vendors, hereunder. No Customer may assign, sell, hypothecate or otherwise transfer any interest in or obligation under this Security Agreement.

          (h) Counterparts. This Security Agreement may be authenticated in any number of separate counterparts, each of which shall collectively and separately constitute one and the same agreement. This Security Agreement may be authenticated by manual signature, facsimile or, if approved in writing by Agent, electronic means, all of which shall be equally valid.

          (i) Governing Law. EXCEPT AS OTHERWISE EXPRESSLY PROVIDED IN ANY OF THE CREDIT DOCUMENTS, IN ALL RESPECTS, INCLUDING ALL
MATTERS OF CONSTRUCTION, VALIDITY AND PERFORMANCE, THIS SECURITY
AGREEMENT AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED
BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF
THE STATE OF MISSISSIPPI APPLICABLE TO CONTRACTS MADE AND
PERFORMED IN THAT STATE, AND ANY APPLICABLE LAWS OF THE UNITED
STATES OF AMERICA.  EACH CUSTOMER HEREBY CONSENTS AND AGREES THAT
THE STATE OR FEDERAL COURTS LOCATED IN MISSISSIPPI, SHALL HAVE
EXCLUSIVE JURISDICTION TO HEAR AND DETERMINE ANY CLAIMS OR
DISPUTES BETWEEN CUSTOMERS, AGENT AND VENDORS PERTAINING TO THIS
SECURITY AGREEMENT OR ANY OF THE OTHER CREDIT DOCUMENTS OR TO ANY
MATTER ARISING OUT OF OR RELATING TO THIS SECURITY AGREEMENT OR
ANY OF THE OTHER CREDIT DOCUMENTS, PROVIDED, THAT AGENT, VENDORS
AND CUSTOMERS ACKNOWLEDGE THAT ANY APPEALS FROM THOSE COURTS MAY
HAVE TO BE HEARD BY A COURT LOCATED OUTSIDE OF MISSISSIPPI AND,
PROVIDED, FURTHER, NOTHING IN THIS SECURITY AGREEMENT SHALL BE
DEEMED OR OPERATE TO PRECLUDE AGENT FROM BRINGING SUIT OR TAKING
OTHER LEGAL ACTION IN ANY OTHER JURISDICTION TO REALIZE ON THE
COLLATERAL OR ANY OTHER SECURITY FOR THE OBLIGATIONS, OR TO
ENFORCE A JUDGMENT OR OTHER COURT ORDER IN FAVOR OF AGENT.  EACH
CUSTOMER EXPRESSLY SUBMITS AND CONSENTS IN ADVANCE TO SUCH
JURISDICTION IN ANY ACTION OR SUIT COMMENCED IN ANY SUCH COURT,
AND EACH CUSTOMER HEREBY WAIVES ANY OBJECTION WHICH IT MAY HAVE
BASED UPON LACK OF PERSONAL JURISDICTION, IMPROPER VENUE OR FORUM
NON CONVENIENS AND HEREBY CONSENTS TO THE GRANTING OF SUCH LEGAL
OR EQUITABLE RELIEF AS IS DEEMED APPROPRIATE BY SUCH COURT.  EACH
CUSTOMER HEREBY WAIVES PERSONAL SERVICE OF THE SUMMONS, COMPLAINT
AND OTHER PROCESS ISSUED IN ANY SUCH ACTION OR SUIT AND AGREES
THAT SERVICE OF SUCH SUMMONS, COMPLAINTS AND OTHER PROCESS MAY BE
MADE BY REGISTERED OR CERTIFIED MAIL ADDRESSED TO SUCH CUSTOMER
AT THE ADDRESS SET FORTH IN SECTION 12.8 OF THE CREDIT AGREEMENT
AND THAT SERVICE SO MADE SHALL BE DEEMED COMPLETED UPON THE
EARLIER OF ACTUAL RECEIPT THEREOF OR THREE (3) DAYS AFTER DEPOSIT
IN THE U.S. MAILS, PROPER POSTAGE PREPAID.

          (j)  Waiver of Jury Trial.  BECAUSE DISPUTES ARISING IN
CONNECTION WITH COMPLEX FINANCIAL TRANSACTIONS ARE MOST QUICKLY

AND ECONOMICALLY RESOLVED BY AN EXPERIENCED AND EXPERT PERSON AND THE PARTIES WISH APPLICABLE STATE AND FEDERAL LAWS TO APPLY (RATHER THAN ARBITRATION RULES), THE PARTIES DESIRE THAT DISPUTES ARISING HEREUNDER OR RELATING HERETO BE RESOLVED BY A JUDGE APPLYING SUCH APPLICABLE LAWS. THEREFORE, TO ACHIEVE THE BEST COMBINATION OF THE BENEFITS OF THE JUDICIAL SYSTEM AND OF ARBITRATION, THE PARTIES HERETO WAIVE ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT OR PROCEEDING BROUGHT TO RESOLVE ANY DISPUTE, WHETHER SOUNDING IN CONTRACT, TORT, OR OTHERWISE, AMONG AGENT, VENDORS, AND CUSTOMERS ARISING OUT OF, CONNECTED WITH, RELATED TO, OR INCIDENTAL TO THE RELATIONSHIP ESTABLISHED IN CONNECTION WITH, THIS SECURITY AGREEMENT OR ANY OF THE OTHER CREDIT DOCUMENTS OR THE TRANSACTIONS RELATED HERETO OR THERETO.

          (k) Section Titles. The Section titles contained in this Security Agreement are and shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

          (l) No Strict Construction. The parties hereto have participated jointly in the negotiation and drafting of this Security Agreement. In the event an ambiguity or question of intent or interpretation arises, this Security Agreement shall be construed as if drafted jointly by the parties hereto and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any provisions of this Security Agreement.

          (m) Advice of Counsel. Each of the parties represents to each other party hereto that it has discussed this Security Agreement and, specifically, the provisions of Section 26(i) and Section
26(j), with its counsel.

          (n) Benefit of Vendors. All Liens granted or contemplated hereby shall be for the benefit of Agent and Vendors, and all proceeds or payments realized from Collateral in accordance herewith shall be applied to the Obligations in accordance with the terms of the Credit Agreement.

                    [Signature pages follow.]

        IN WITNESS WHEREOF, each of the parties hereto has caused this Security Agreement to be executed and delivered by its duly authorized officer as of the date first set forth above.

AGENT:


CAYE HOME FURNISHINGS, LLC, as Agent
By:   /s/ Karl W. Leo
Name: Karl W. Leo
Title:Chairperson of Board of Managers

CUSTOMERS:


JENNIFER CONVERTIBLES, INC.


By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


JENNIFER CONVERTIBLES BOYLSTON MA, INC.

By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


JENNIFER CHICAGO LTD


By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


CIPRIANO SQUARE CONVERTIBLES, INC.

By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


CONTOUR RD CONVERTIBLES, INC.

By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield

Title:    Chief Executive Officer



ELEGANT LIVING MANAGEMENT, LTD.


By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


HARTSDALE CONVERTIBLES, INC.


By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


JENNIFER ACQUISITION CORP.

By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


JAMAICA AVENUE CONVERTIBLES, INC.

By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


JENNIFER MANAGEMENT III CORP.

By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


JENNIFER MEDIA CORP.

By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


JENNIFER OUTLET CENTER, INC.

By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


JENNIFER PURCHASING CORP.


By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


JENNIFER CONVERTIBLES LICENSING CORP

By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


JENNIFER MANAGEMENT II CORP

By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


JENNIFER MANAGEMENT IV CORP.

By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


JENNIFER MANAGEMENT V LTD.


By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


JENNIFER CONVERTIBLES NATICK, INC.


By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer

NICOLE CONVERTIBLES, INC.


By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


NICHOLSON LANE CONVERTIBLES, INC.


By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


ROUTE 35 CONVERTIBLES, INC.


By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


STEWART STREET CONVERTIBLES, INC.


By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


VALLEY STREAM CONVERTIBLES, INC.


By:    /s/ Harley J. Greenfield
Name:  Harley J. Greenfield
Title: Chief Executive Officer


WASHINGTON HEIGHTS CONVERTIBLES, INC.


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


Date:  July 12, 2005           /s/ Harley J. Greenfield
                               Harley J. Greenfield, Chief Executive Officer

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


Date:  July 12, 2005          /s/Rami Abada
                              Rami Abada, Chief Financial Officer

                         EXHIBIT 32.1

          Certification of Principal Executive Officer
                 Pursuant to U.S.C. Section 1350
 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                              2002

I, Harley J. Greenfield, Chief Executive Officer of Jennifer Convertibles, Inc., hereby certify, to my knowledge, that the quarterly report on Form 10-Q for the period ending May 28, 2005 of Jennifer Convertibles, Inc. (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Jennifer Convertibles, Inc.


Dated: July 12, 2005                    /s/ Harley J. Greenfield
                                        Harley J. Greenfield
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                          EXHIBIT 32.2

          Certification of Principal Financial Officer
                 Pursuant to U.S.C. Section 1350
 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                              2002

I, Rami Abada, Chief Financial Officer of Jennifer Convertibles, Inc., hereby certify, to my knowledge, that the quarterly report on Form 10-Q for the period ending May 28, 2005 of Jennifer Convertibles, Inc. (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Jennifer Convertibles, Inc.


Dated: July 12, 2005                         /s/ Rami Abada
                                             Rami Abada
                                             Chief Financial Officer
                                             (Principal Financial Officer)