Form 10-K
period 2005-08-27
JENNIFER CONVERTIBLES INC
filed 2005-11-25
CIK 806817

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

August 27, 2005

JENNIFER CONVERTIBLES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		11-2824646 (I.R.S. Employer Identification No.)

419 Crossways Park Drive Woodbury, New York 11797 (Address of principal executive office)

Registrant’s telephone number, including area code (516) 496-1900

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

Yes                 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

 The aggregate market value of the common stock held by non-affiliates as of November 21, 2005 was $9,729,290.

The number of shares outstanding of common stock, as of November 21, 2005 was 5,793,058.

The Registrant’s proxy or information statement relating to its Annual Meeting of Stockholders to be held on February 7, 2006 is incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1.              Business.

Unless otherwise set forth herein, when we use the term ‘we’ or any derivation thereof, we mean Jennifer Convertibles Inc., a Delaware corporation, and its direct or indirect subsidiaries.

Business Overview

We are the owner and licensor of the largest group of sofabed specialty retail stores and leather specialty retail stores in the United States, with stores located throughout the Eastern seaboard, in the Midwest, on the West Coast and in the Southwest.  As of August 27, 2005, our stores included 178 Jennifer ConvertiblesR stores and 16 Jennifer Leather stores.  Of these 194 stores, we owned 170 and licensed 24, including 23 owned or operated by a related private company and one owned by other third parties operated by the private company.

Jennifer ConvertiblesR stores specialize in the retail sale of a complete line of sofabeds.  Additionally, we sell sofas and companion pieces, such as loveseats, chairs and recliners, in both fabric and leather, designed and priced to appeal to a broad range of consumers.  The sofabeds and companion pieces are made by several manufacturers and range from high-end merchandise to relatively inexpensive models.  We are the largest dealer of SealyR sofabeds in the United States.  Jennifer Leather stores specialize in the retail sale of leather living room furniture.  In order to generate sales, our licensees and we rely on the attractive image of the stores, competitive pricing, prompt delivery and extensive advertising.

We believe that the image presented by our stores is an important factor in our overall marketing strategy.  Accordingly, stores are designed to display our merchandise in an attractive setting designed to show the merchandise, as it would appear in a customer’s home.  All of our stores have a similar clearly defined style, are designed as showrooms for the merchandise and are carpeted, well lighted and well maintained.  Inventories for delivery are maintained in separate warehouses.  We display a variety of sofabeds and companion pieces at each Jennifer Convertibles retail location with cocktail tables and other accessories.  In contrast to certain of our competitors that primarily target particular segments of the market, we attempt to attract customers covering the broadest socioeconomic range of the market and, accordingly, offer a complete line of sofabeds made by a number of manufacturers in a variety of styles at prices currently ranging from approximately $299 to $2,200.  The Jennifer Leather stores similarly offer a complete line of leather living room furniture in a variety of styles and colors at prices currently ranging from approximately $599 to $5,000.  We also generally feature attractive price incentives to promote the purchase of merchandise.  In addition to offering merchandise by brand name manufacturers, we offer merchandise at our Jennifer Convertibles and Jennifer Leather stores under the private label “Bellissimo CollectionR” brand name for leather merchandise.

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

A related private company, “the private company”, operates 24 Jennifer Convertibles stores, 23 of which it owns and one of which it licenses or manages.  We do not own or collect any royalties from the 21 private company owned stores, which are located in New York.  However, the private company operates these stores in substantially the same way as we operate our stores and we are currently managing certain aspects of such stores.  Fred Love, who passed away in October 2004, co-founded the private company.  Mr. Love was one of our principal stockholders and also the brother-in-law of Harley J. Greenfield, our Chairman of the Board, Chief Executive Officer, director and principal stockholder.  Jane Love, Mr. Greenfield’s sister, is currently acting as the interim President of the private company. Jonathan Warner has been appointed as the trustee of Mr. Love’s estate.  See “Agreements and Transactions with Private Company (Note 3)” and "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 7, 2006, which is hereby incorporated by reference.

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

An inventory of approximately 70% of the items displayed in the stores, in the colors and fabrics displayed, is usually stocked at our warehouse facilities, which are described below.  Our licensees and we typically, except in the case of financed sales, require a minimum cash, check or credit card deposit of 50% of the purchase price when a sales order is given, with the balance, if any, payable in cash or by bank check, certified or official check, upon delivery of the merchandise.  The independent trucker making the delivery collects the balance of the purchase price.

Marketing

We advertise in newspapers, radio and on television in an attempt to capitalize on our marketplaces.  Our approach to advertising requires us to establish a number of stores in each area in which we enter.  This concentration of stores enables area-advertising expenses to be spread over a larger revenue base and to increase the prominence of the local advertising program.

We create advertising campaigns for use by our stores, which also may be used by the private company stores.  The private company bears a share of advertisement costs in New York.  However, we also advertise independently of the private company outside of the New York metropolitan area.  We are entitled to reimbursement from most of our licensees, which are responsible for their respective costs of advertising; however, the approach and format of such advertising is usually substantially the same for our licensees and us.  We also have the right to approve the content of all licensee advertising.  See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 7, 2006, which is hereby incorporated by reference.

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

The locations currently leased by our licensees and us generally range in size from approximately 1,800 square feet to a little over 13,000 square feet.  We anticipate that stores opened in the future will range from approximately 2,000 square feet to 4,000 square feet.  Stores may be freestanding or part of a strip shopping center.

In fiscal 2005, we opened one new store and closed 20 stores.  We plan to open additional stores when attractive opportunities present themselves and we will selectively close stores where economics so dictate.  We do not anticipate opening any additional stores during fiscal 2006.  We anticipate closing five to ten stores during fiscal 2006, including one, which was closed as of November 21, 2005.

Sources of Supply

We currently purchase merchandise for our stores, and the stores of our licensees and the private company, from a variety of domestic manufacturers generally on 60 to 75 day terms.  We also purchase from overseas manufacturers on similar terms.  Our purchasing power combined with the purchasing power of our licensees and of the private company enables us to receive the right, in some instances, to exclusively market certain products, fabrics and styles.  See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 7, 2006, which is hereby incorporated by reference.

Our principal suppliers of sofabeds are Klaussner Furniture Industries, Inc. and Caye Upholstery LLC.  Klaussner also manufactures furniture under the SealyR brand name.  SealyR brand name sofabeds are our largest selling brand name item and we believe SealyR brand name mattresses are one of the largest selling mattresses in the world and have the highest consumer brand awareness.  Caye manufactures under the SimmonsR brand name.  SimmonsR brand name is one of the most recognized mattress brands.  We are the largest sofabed specialty retailer and the largest SealyR and SimmonsR sofabed dealer in the United States. Klaussner operates retail stores, which compete with Jennifer Convertibles stores.  Leather furniture is purchased primarily from Klaussner, Caye, DeCoro and Ashley.

In March 1996, as part of a series of transactions with Klaussner, we, among other things, granted Klaussner a security interest in substantially all of our assets in exchange for improved credit terms pursuant to a credit and security agreement with Klaussner. In May 2003, we executed a Termination Agreement and Release whereby Klaussner released the liens on our assets.  In connection with the release, a $1.5 million credit line which Klaussner had made available to us in 1999 was also terminated. The credit line had never been drawn upon.  In addition, in December 1997, Klaussner purchased $5,000,000 of our convertible preferred stock.  In fiscal 2003, 2004, and 2005, Klaussner gave us certain vendor credits for repairs.    See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 7, 2006, which is hereby incorporated by reference and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of these transactions, Klaussner’s $5,000,000 investment and other transactions with Klaussner.

On July 11, 2005, we entered into a Credit Agreement  and a Security Agreement with Caye.  Under the Credit Agreement, Caye agrees to makes available to us a credit facility of up to $10.0 million, effectively extending Caye’s payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of these transactions.

Licensing Arrangements

Effective April 30, 2005, pursuant to the settlement of our derivative litigation with the private company, we acquired substantially all of our licenses other than the stores owned by the private company. We have no current plans to enter into new license arrangements.

Warehousing and Related Services

Our warehousing and distribution facilities consist of warehouses in North Carolina, New Jersey and California.  We also maintain satellite warehouses in California, Florida, Georgia, Massachusetts, Washington D.C, Michigan, Missouri, Illinois, Indiana and Ohio.  These warehouse facilities service both our stores and private company’s stores.  Pursuant to the settlement agreement with the private company, we acquired the warehouse assets and provide warehousing services to the private company effective as of April 30, 2005.  Prior to April 30, 2005, pursuant to an Interim Operating Agreement effective as of May 27, 2001, we had been operating in many respects, including warehousing, as if the settlement agreements were in effect.

On February 4, 2005, the United States District Court for the Eastern District of New York issued an Order and Final Judgment approving the settlement of certain previously disclosed derivative litigation actions commenced against us and a number of our affiliates and other related parties in December 1994. In connection with the settlement, the court approved a series of agreements (the “Settlement Agreements") that we entered into with a related private company on July 6, 2001, which were designed to settle the derivative actions amongst the private company, certain of our current and former officers and directors, former accounting firms and us.  We had been operating under an Interim Operating Agreement designed to implement certain provisions of the Settlement Agreements.  Effectiveness of the Settlement Agreements was subject to certain conditions, including the court's approval.  We have taken the additional steps necessary to consummate the settlement and thereby effectuated the Settlement Agreements on April 30, 2005.

 The material terms of the settlement agreements as it relates to warehousing and related services are as follows:

Pursuant to a Warehouse Transition Agreement, the private company transferred to us the assets related to the warehouse system formerly operated by the private company and we became responsible for the leases and other costs of operating the warehouse.  Pursuant to computer hardware and software agreements, we also assumed control of, and responsibility for, the computer system used in the operations of the warehouse systems and stores while permitting the private company access to necessary services.  Pursuant to a Warehousing Agreement, we became obligated to provide warehouse services to the private company of substantially the type and quality it provided to us.  During the first five years of the agreement through April 30, 2010, we will receive a fee of 2.5% on the net sales price of goods sold by the private company up to $27,640,000 of sales and 5% on net sales over $27,640,000.  After April 30, 2010, we will receive a fee of 7.5% of all net sales by the private company.  In addition, during the full term of the agreement, we will receive a fee for fabric protection and warranty services at the rate we were being charged, subject to increase for documented cost increases.  We are also obligated to pay the private company specified amounts based on decreases in its sales levels.  Pursuant to an Interim Operating Agreement, the parties operated as if the above-mentioned settlement agreements were in effect as of May 27, 2001 through April 30, 2005.  See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 7, 2006, which is hereby incorporated by reference for a more complete description of the settlement.

Trademarks

The trademarks, Jennifer ConvertiblesR, Jennifer LeatherR, Jennifer HouseR, With a Jennifer Sofabed, There’s Always a Place to StayR, Jenni-PedicR, Elegant LivingR, Jennifer’s Worryfree GuaranteeR, Jennifer Living RoomsR, Bellissimo CollectionR, and Jennifer SofasR, are registered with the U.S. Patent and Trademark Office and are now owned by us.  The private company, as licensee, was granted a perpetual royalty-free license to use and sublicense these proprietary marks (other than the ones related to Jennifer Leather) in the State of New York, subject to certain exceptions, including sixstores currently owned by us and operating in New York and seven more which the private company agreed we may open on a royalty-free basis.  Pursuant to the Settlement Agreement, we now have the right to open an unlimited number of stores in New York for a royalty of $400,000 per year, provided however, that on November 18, 2004, the Management Agreement and License pursuant to which we are required to make such royalty payments to the private company was amended such that  the private company agreed to waive its rights to receive from us such annual royalty payment during the period commencing January 1, 2005 through April 30, 2005, the date on which court approval was  granted.  See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 7, 2006, which is hereby incorporated by reference.

Employees

As of August 27, 2005, we employed 443 people, including five executive officers.  We train personnel to meet our expansion needs by having our most effective managers and salespersons train others and evaluate their progress and potential for us.  We believe that our employee relations are satisfactory.  None of our employees are represented by a collective bargaining unit.  We have never experienced a strike or other material labor dispute.

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

As of August 27, 2005, we lease all of our store and warehouse locations pursuant to leases, which expire between 2005 and 2016.  During fiscal 2006, 16 leases will expire, although we, as lessee, have the option to renew seven of those leases.  We also have nine leases that are month-to-month.  We anticipate remaining in most of these locations, subject, in the case of the seven leases that expire, to negotiating acceptable renewals with the landlords.  The leases are usually for a base term of at least five years.  For additional information concerning the leases, see Note 12 of “Notes to Consolidated Financial Statements.”

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

As described under the heading "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 7, 2006, which is hereby incorporated by reference, on July 6, 2001, the private company and we entered into a series of agreements designed to settle the derivative action among the private company, certain of our current and former officers, directors and former accounting firms and us. We also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval.

On February 4, 2005, the United States District Court for the Eastern District of New York issued an Order and Final Judgment approving the settlement of the derivative litigation.  In connection with the settlement, the court approved a series of agreements (the “Settlement Agreements") that we entered into with a related private company on July 6, 2001, which were designed to settle the derivative actions amongst the private company, certain of our current and former officers and directors, former accounting firms and us. Effectiveness of the Settlement Agreements was subject to certain conditions, including the court's approval.   We have taken the additional steps necessary to consummate the settlement and thereby effectuated the Settlement Agreements on April 30, 2005.

On March 4, 2005, the law firm of Schoengold Sporn Laitman & Lometti (“Schoengold Sporn”), which represented the plaintiffs in one of the derivative actions, wrote to the court seeking permission to move to vacate and/or modify the Order and Final Judgment and to make an application for attorneys’ fee, on the grounds that the settlement was improperly negotiated by the law firm of Abbey Gardy LLP (“Abbey Gardy”), attorneys for certain of the plaintiffs, and without the knowledge of Schoengold Sporn and another law firm representing the plaintiffs, Kaplan Fox. Abbey Gardy wrote a letter to the court in opposition to the letter submitted by Schoengold Sporn.

On March 29, 2005, our counsel made a motion to stay the implementation of the settlement, and most particularly, the payment to the law firm of Feder Kaszovitz Isaacson Weber Skala & Bass, pending the resolution of Schoengold Sporn’s motion.  The court denied our counsel’s request and set a briefing schedule for Schoengold Sporn’s motion.

On April 12, 2005, Schoengold Sporn wrote a letter to the courts indicating that issues with Abbey Gardy had been resolved and that they would not be making a motion to vacate the settlement.

In connection with the class action litigation, on November 7, 2003, we issued an additional 30,717 shares of Series B Preferred Stock, convertible into 21,501 shares of the Company’s Common Stock based on valid proofs of claims.  The Series B Preferred Stock shares are non-voting, have a liquidation value of $5.00 per share and accrue dividends at a rate of $.35 per share per annum.  Accumulated unpaid dividends for the period from May 1, 2003 through August 27, 2005 on the 57,381 Series B Preferred Stock outstanding equaled $47,000.  The preferred stock is convertible at our option at any time after the Common Stock trades at a price of at least $7.00 per share.  On November 7, 2005, we issued an additional 31,499 shares of Series B Preferred Stock, convertible into 22,049 shares of our common stock, in connection with the settlement of the derivative litigation.  These shares are non-voting, have a liquidation preference of $5.00 per share and accrue dividends at the rate of $.35 per share per annum.

1            Each of these individuals and entities is named as a defendant in at least one action.

Other Matters

On June 11, 2003, Lauren Bisk filed a lawsuit against us in the Supreme Court of the State of New York in New York county alleging assault and battery, conversion of identity, defamation, consumer fraud and infliction of emotional distress. The plaintiff has demanded monetary damages in the amount of $10 million. Certain of our former and present employees who are also defendants in the lawsuit and who were involved in the alleged incident have denied committing any wrongdoing against the plaintiff. The action is being defended by counsel appointed by the claims representative of our insurance carrier. The insurance carrier has agreed to defend the plaintiff’s claims with full reservation of rights. We believe this suit is without merit, deny liability and are vigorously defending against the claims.

On April 5, 2004, the Attorney General of the State of New York filed a motion for contempt under New York law in the Supreme Court of the State of New York, County of Albany, alleging non-compliance with an order of the Attorney General's Office obtained in 1998 which enjoined us from engaging in certain alleged deceptive business practices.  In the motion, the Attorney General sought a court order holding us in civil and criminal contempt for violations of the 1998 order and a fine in the amount of $5,000 per day for each day we have allegedly disobeyed the 1998 order and certain other fees, as well as an unspecified amount of monetary damages to the petitioners.  On July 8, 2004, we settled with the State of New York for a total of $277,000, which covers fines, penalties, legal and administrative costs.  As of August 27, 2005, we have paid $138,500 in expenses in connection with the litigation, representing our half of the settlement, with the other half paid by the private company pursuant to a separate agreement between the two companies.  As of August 27, 2005, restitution payments to consumers total $46,000.

Item 4.        Submission of Matters to a Vote of Security Holders.

Not applicable.

Our Executive Officers

Our executive officers are as follows:

Harley J. Greenfield

Mr. Greenfield, age 61, has been our Chairman of the Board and Chief Executive Officer since August 1986 and was our President from August 1986 until December 1997.  Mr. Greenfield has been engaged for more than 30 years in the furniture wholesale and retail business and was one of the co-founders of the private company, which established the Jennifer Convertibles concept in 1975.  Mr. Greenfield is a member of the New York Home Furnishings Association.

Edward B. Seidner

Mr. Seidner, age 53, became a member of our Board of Directors in August 1986 and served until November 9, 2004. He has been our Executive Vice President since September 1994.  From 1977 until November 1994, Mr. Seidner was an officer and a director of the private company.  Mr. Seidner has been engaged for more than 25 years in the furniture wholesale and retail business.  Mr.  Seidner is a member of the New York Home Furnishings Association.

Rami Abada

Mr. Abada, age 46, became our President and a member of our Board of Directors on December 2, 1997, has been our Chief Operating Officer since April 12, 1994 and became our Chief Financial Officer on September 10, 1999.  Mr. Abada was our Executive Vice President from April 12, 1994 to December 2, 1997.  Prior to joining us, Mr. Abada had been employed by the private company since 1982.

Leslie Falchook

Mr. Falchook, age 45, has been one of our Vice Presidents since September 1986.  Mr. Falchook is primarily involved with our internal operations.  Prior to joining us, Mr. Falchook had been employed by the private company since 1982.

Kevin Mattler

Mr. Mattler, age 47, became our Vice President of Store Operations on April 12, 1994 and has been with us since 1988.  Mr.  Mattler is involved with, and supervises, the operation of our stores and, during his tenure with us, Mr. Mattler has been involved in all facets of our operations.  Prior to joining us, Mr. Mattler had been employed by the private company since 1982.

The officers serve at the discretion of the Board of Directors and there are no family relationships among the officers listed and any of our directors.

PART II

Item 5.   Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity   Securities.

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

	High	Low
Fiscal Year 2004:
1st Quarter...........................................	$4.15	$2.95
2nd Quarter..........................................	4.00	3.00
3rd Quarter...........................................	4.15	3.00
4th Quarter...........................................	3.40	2.90

	High	Low
Fiscal Year 2005:
1st Quarter...........................................	$3.19	$2.26
2nd Quarter..........................................	3.15	2.44
3rd Quarter...........................................	2.70	1.91
4th Quarter...........................................	2.80	2.22

As of November 21, 2005, there were approximately 202 holders of record and approximately 1,000 beneficial owners of our common stock.  On November 21, 2005, the closing sales price of our common stock as reported on the American Stock Exchange was $2.05.

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

Equity Compensation Plan Information

      The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of August 27, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,110,380	$ 2.63	316,667
Equity compensation plans not approved by security holders (2)	2,043,230	$ 3.43	--

Total	3,153,610	$ 3.15	316,667

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

On November 11, 2004, we issued options to purchase an aggregate of 233,333 shares of our common stock at an exercise price of $3.52 per share to one of our directors.

On February 9, 2005, we issued options to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $3.52 per share to certain of our directors.

Item 6.	Selected Financial Data

The following table presents certain selected financial data for Jennifer Convertibles, Inc. and subsidiaries.

				(In thousands, except for share data)
	Operations Data:	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
		8/27/2005	8/28/2004	8/30/2003	8/31/2002	8/25/2001
			(a)	(a)	(a)	(a)
	Revenue	$121,907	$128,822	$122,162	$147,213	$133,185

	Cost of sales, including store occupancy,
	warehousing, delivery and service costs	87,136	90,976	83,332	93,436	90,195

	Selling, general and administrative expenses	37,515	39,190	40,457	41,867	38,705

	Impairment of goodwill	146	-	-	-	-

	Depreciation and amortization	906	1,465	1,655	1,609	1,806

	Recovery of prior year receivables and other amounts due from the Private Company
		(2,600)	-	-	-	-
		123,103	131,631	125,444	136,912	130,706

	Operating (loss) income	(1,196)	(2,809)	(3,282)	10,301	2,479

	Gain on sale of lease	-	220	-	-	-

	Interest income	136	111	136	210	466

	Interest expense	(2)	(3)	(11)	(14)	(84)

	(Loss) income before income taxes	(1,062)	(2,481)	(3,157)	10,497	2,861

	Income tax expense (benefit)	1,869	973	(566)	(693)	(227)

	Income (loss) from continuing operations	(2,931)	(3,454)	(2,591)	11,190	3,088

	Income (loss) from discontinued operations
	(including loss on store closings of $420 for fiscal 2005)	(939)	(688)	(786)	(199)	(340)

	Net (loss) income	($3,870)	($4,142)	($3,377)	$10,991	$2,748

	Basic (loss) income per share
	Continuing operations	($0.51)	($1.61)	($0.46)	$1.57	$0.43
	Discontinued operations	($0.16)	($0.12)	($0.14)	($0.03)	($0.05)
	Net income (loss)	($0.67)	($0.73)	($0.60)	$1.54	$0.38

	Diluted (loss) income per share
	Continuing operations	($0.51)	($1.61)	($0.46)	$1.53	$0.43
	Discontinued operations	($0.16)	($0.12)	($0.14)	($0.03)	($0.05)
	Net income (loss)	($0.67)	($0.73)	($0.60)	$1.50	$0.38

	Weighted average common shares outstanding	5,773,707	5,713,058	5,709,900	5,704,058	5,704,058

	Common shares issuable on conversion of Series A
	participating preferred stock	-	-	-	1,424,500	1,424,500

	Total weighted average common shares outstanding
	basic (loss) income per share	5,773,707	5,713,058	5,709,900	7,128,558	7,128,558

	Effect of potential common shares issuances:
	Stock options	-	-	-	177,868	51,378
	Series B convertible preferred stock	-	-	-	18,664	18,664

	Weighted average common shares outstanding
	diluted (loss) income per share	5,773,707	5,713,058	5,709,900	7,325,090	7,198,600

	Cash dividends on Series B convertible preferred stock	-	-	$88	-	-

	Store data:	8/27/2005	8/28/2004	8/30/2003	8/31/2002	8/25/2001
	Company-owned stores open
	at the end of period	170	141	138	120	112
	Consolidated licensed stores open
	at the end of period	-	48	48	48	48
	Licensed stores not consolidated
	open at end of period	1	3	3	3	3
	Total stores open at end of period	171	192	189	171	163

	Company-owned stores at the beginning of the year:	141	138	120	112	100
	Company-owned stores opened during the year	1	5	18	8	12
	Company-owned stores closed during the year	(20)	(2)	-	-	-
	Consolidated licensed stores acquired during the year	48	-	-	-	-
	Company-owned stores at the end of the year:	170	141	138	120	112

	Balance Sheet Date:	8/27/2005	8/28/2004	8/30/2003	8/31/2002	8/25/2001
	Working capital (deficiency)	($3,307)	($1,036)	$3,625	$5,891	($3,939)
	Total assets	33,215	31,522	39,707	43,625	36,774
	Long-term obligations	-	-	-	-	-
	Total liabilities	34,063	28,708	32,863	33,539	37,679
	Stockholders equity (Capital deficiency)	(848)	2,814	6,844	10,086	(905)
	Stockholders equity (Capital deficiency) per outstanding common share	($1.06)	($0.43)	$0.27	$0.67	($0.87)

(a)	Restated to include discontinued operations consisting of 18 stores closed during the year ended 8/27/05.

		11

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended.  These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that might cause such differences include, but are not limited to risk factors, including those under the caption “Risk Factors” herein, such as uncertainty as to the outcome of the litigation concerning us, factors affecting the furniture industry generally, such as the competitive and market environment, and matters which may affect our suppliers or the private company.  In addition to statements, which explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms “believes,” “belief,” “expects,” “intends,” “plans” or “anticipates” to be uncertain and forward-looking.

Overview

We are the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofa beds and companion pieces such as loveseats, chairs and recliners.  We also have specialty retail stores that specialize in the sale of leather furniture.  In addition, we have stores that sell both fabric and leather furniture.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue from continuing operations contributed by each class:

	August 27,	August 28,	August 30,
	2005	2004	2003

Merchandise Sales - net	82.6%	83.2%	84.9%
Home Delivery Income	7.5%	7.3%	6.3%
Charges to the Private Company	3.3%	3.0%	2.5%
Net Sales	93.4%	93.5%	93.7%

Revenue from Service Contracts	6.6%	6.5%	6.3%

Total Revenue	100.0%	100.0%	100.0%

Fiscal year ended August 27, 2005 compared to fiscal year ended August 28, 2004:

Net sales from continuing operations was $113,813,000 and $120,385,000 for the fiscal years ended August 27, 2005 and August 28, 2004, respectively.  Net sales from continuing operations decreased 5.5%, or $6,572,000, for the fiscal year ended August 27, 2005.  Revenue from service contracts from continuing operations decreased 4.1% to $8,094,000 for the fiscal year ended August 27, 2005, as compared to $8,437,000 for the fiscal year ended August 28, 2004.  Such decreases are largely impacted by the deflationary pressure in the furniture industry caused by a change in the source of supply to China, which reduced unit prices to customers.  In addition, the reduction in merchandise sales was affected by a decline in overall demand within the furniture industry sector, as well as going out of business promotions by a competitor during the fiscal year ended August 27, 2005.  The decrease in merchandise sales directly impacted home delivery income and revenues from service contracts.

Same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased 6.1% for the fiscal year ended August 27, 2005 as compared to August 28, 2004.  Not included in same store sales are four stores that relocated during the fiscal year 2005.  Total square footage leased decreased approximately 0.3% as a result of the four relocated stores.

Cost of sales from continuing operations, as a percentage of revenue for the fiscal year ended August 27, 2005, was 71.5% compared to 70.6% for the same period ended August 28, 2004.  Cost of sales from continuing operations decreased to $87,136,000 for the fiscal year ended August 27, 2005, from $90,976,000 for the fiscal year ended August 28, 2004.  Store occupancy costs as a percentage of revenues were 17.7% and 16.2% for the fiscal years ended August 27, 2005 and August 28, 2004, respectively, reflecting higher occupancy costs and certain fixed costs spread over a decreased revenue base.

Selling, general and administrative expenses from continuing operations were $37,515,000 (30.8% as a percentage of revenue) and $39,190,000 (30.4% as a percentage of revenue) for the fiscal years ended August 27, 2005 and August 28, 2004, respectively.  The decrease in total expenses is primarily attributable to a reduction of $901,000 of expenses related to certain shortfall and royalty payments charged by the private company in fiscal 2005.  The increase in selling, general and administrative expenses from continuing operations as a percentage of revenue reflects certain fixed costs spread over a decreased revenue base partially offset by the $901,000 reduction referred to above.

Our net receivables of $4,890,000 from the private company increased in the aggregate by $1,602,000 as of August 27, 2005, compared to the prior year end.  Pursuant to the Settlement Agreements. three promissory notes were executed by the private company payable to us in the aggregate principal amount of $2,600,000, including a note in the principal amount of $200,000 due over three years and bearing interest at 6% per annum, representing reimbursement of certain legal and administrative costs incurred in connection with the settlement agreements, a note in the principal amount of $1,400,000 due over five years and bearing interest at 6% per annum, and a note in the principal amount of $1,000,000 due over five years without interest, in settlement of certain disputes as to amounts due us from the private company which arose in fiscal 1996 and prior years totaling $4,722,000.  These amounts had been fully reserved as of August 28, 2004.  As a result of the Settlement Agreements $2,322,000 has been written off against the reserve during fiscal 2005 and $2,400,000 was evidenced with notes.  As of October 20, 2005, we have collected $2,600,000 in principal on the notes and such amounts have been recorded as operating income in fiscal 2005.

Interest income increased by $25,000 to $136,000 for the fiscal year ended August 27, 2005, as compared to $111,000 during the prior year.  The increase is due to more funds available for investments.

We reported income tax expense of $1,869,000 and $973,000 in 2005 and 2004, respectively.  The expense results primarily from the increase in the valuation allowance on the deferred tax asset, net of current tax benefit in 2004.

Loss from discontinued operations, representing the operations of 18 stores closed during fiscal 2005, including $420,000 relating to store closings, amounted to $939,000 and $688,000 in fiscal 2005 and 2004, respectively.

Net loss in the fiscal year ended August 27, 2005 was $3,870,000 compared to net loss of $4,142,000 in the fiscal year ended August 28, 2004.  The decrease in the net loss is largely attributable to the recovery of previously reserved receivables from the private company partially offset by the increase in the valuation allowance of the deferred tax asset.

Fiscal year ended August 28, 2004 compared to fiscal year ended August 30, 2003:

Net sales from continuing operations was $120,385,000 and $114,448,000 for the fiscal years ended August 28, 2004 and August 30, 2003, respectively.  Net sales from continuing operations increased 5.2%, or $5,937,000, for the fiscal year ended August 28, 2004.  Revenue from service contracts from continuing operations increased 9.4% to $8,437,000 for the fiscal year ended August 28, 2004, as compared to $7,714,000 for the fiscal year ended August 30, 2003.  These increases are primarily due to the overall softness in the economy and the poor weather conditions in the Northeast that had affected retailers generally during fiscal 2003.

Same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) increased 0.6% for the fiscal year ended August 28, 2004 as compared to August 30, 2003.

Cost of sales from continuing operations increased to $90,976,000 for the fiscal year ended August 28, 2004, from $83,332,000 for the fiscal year ended August 30, 2003. Cost of sales from continuing operations as a percentage of revenue was 70.6% in fiscal 2004, an increase of 2.4% over the prior year.  This increase is primarily attributable to an increase in store occupancy costs and lower margins associated with merchandise imports.

Selling, general and administrative expenses from continuing operations were $39,190,000 (30.4% as a percentage of revenue) for the fiscal year ended August 28, 2004, as compared to $40,457,000 (33.1% as a percentage of revenue) for the fiscal year ended August 30, 2003, a decrease of 2.7% as a percentage of revenue.  This decrease is primarily attributable to a reduction in fees associated with our private label card business along with a reduction in professional fees.

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

Loss from discontinued operations representing the operations of 18 stores closed during fiscal 2005 amounted to $688,000 and $786,000 in fiscal 2004 and 2003, respectively.

Net loss in the fiscal year ended August 28, 2004 was $4,142,000 compared to net loss of $3,377,000 in the fiscal year ended August 30, 2003. This increase is largely attributable to the effect of the increase in the valuation allowance of the deferred tax asset.

Liquidity and Capital Resources

As of August 27, 2005, we had aggregate working capital deficiency of $3,307,000 compared to aggregate working capital deficiency of $1,036,000 as of August 28, 2004, and had available cash and cash equivalents of $7,177,000 compared to cash and cash equivalents of $3,294,000 as of August 28, 2004.  The increase in cash and cash equivalents is a result of extended payment terms with our principal suppliers.  In addition, we received proceeds of $2,000,000 in principal on notes due from the private company.

We have negotiated extended payment terms with principal suppliers effective September 2004.  The private company has waived certain shortfall payments and we are planning the closing of certain unproductive stores during fiscal 2006.  As a result, although general trends in the economy have adversely affected retail sales, in the opinion of management, cash flows from operations will be adequate to fund operations during fiscal 2006.

On July 11, 2005, we entered into a Credit Agreement (the “Credit Agreement) and a Security Agreement (the “Security Agreement”) with Caye Home Furnishings, LLC (“Agent”), Caye Upholstery, LLC and Caye International Furnishings, LLC (collectively, “Caye”).  Under the Credit Agreement, Caye agrees to make available to us a credit facility of up to $10.0 million, effectively extending Caye’s payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods.  The amount available under this facility may be reduced in the event that we do not maintain a specified level of eligible accounts receivable, eligible inventory and cash in deposit accounts.  We must pay each extension of credit under the Credit Agreement within 105 days after receipt of goods.  For the period between 75 and 105 days after receipt of goods, the annual interest rate will be the prime rate plus 0.75%.  If any extensions of credit were not repaid after 105 days, the interest rate would be the prime rate plus 2.75%.

The Credit Agreement is collateralized by a security interest in almost all of our assets. Under the terms of the Credit Agreement we are required to maintain certain financial conditions at the end of each fiscal quarter and annually. The Credit Agreement also contains various negative covenants restricting our ability to enter into a merger or sale, make certain guarantees, advances, loans, investments or capital expenditures, pay dividends, incur debt or liens, issue equity or take other actions, without the consent of the Agent.  In addition, the Credit Agreement provides for a fixed charge coverage ratio; a cross-default with certain other of our debt; appraisal rights; periodic reporting requirements; and other customary terms.  We may terminate the Credit Agreement at any time, so long as all outstanding amounts are paid in full.  We may also terminate the Credit Agreement if we have (i) maintained a tangible net worth of at least $3.0 million for 180 days and (ii) adjusted net earnings from continuing operations of at least $2.0 million for four fiscal quarters.

Pursuant to the Security Agreement, so long as amounts are outstanding under the Credit Agreement, Caye will have a first priority security interest in all of our assets and properties, including inventory, accounts receivable and equipment, as well as a license to our intellectual property in the event of a default.

As of August 27, 2005, we owed Caye $9,858,000, no portion of which exceeded the 75 day payment terms.

Starting in 1995, the private company entered into offset agreements with us that permit us to offset our current monthly obligations to one another up to $1,000,000.  Amounts in excess of $1,000,000 are paid in cash.  Based on the payment terms of these offset agreements, current obligations of the private company and the unconsolidated licensees as of August 27, 2005 have been subsequently paid.  In fiscal 2005, we opened one new store and closed 20 stores.  Since the end of fiscal 2005, we have not closed any stores and the private company has not closed any stores.  We anticipate closing five to ten stores during fiscal 2006.

For the fiscal years ended August 27, 2005 and August 28, 2004, we had $532,000 and $710,000, respectively, in capital expenditures from continuing operations.  We currently anticipate capital expenditures of approximately $750,000 during fiscal 2006 to support the maintenance of existing facilities during the next fiscal year.  We do not anticipate the need for outside financing for such expansion.

The Settlement Agreements  impact our liquidity, capital resources and operations in a number of ways, including:

.         In return for providing warehousing services to the stores owned by the private company, the private company will pay us (i) through April 30, 2010, a fee for all fabric protection and warranty services sold in their stores plus 2.5% of their yearly net sales for net sales up to an aggregate of $27,640,000 and 5.0% of their yearly net sales for net sales in excess of $27,640,000, and (ii) during each 12 month period after April 30, 2010, until we either buy the private company or until December 31, 2049, a fee based on all fabric protection and warranty services sold in their stores plus 7.5% of their yearly net sales.

.         We have the right to open an unlimited number of stores in the state of New York for a royalty of $400,000 per year (which includes stores already opened), provided however, that on November 18, 2004, the Management Agreement and License pursuant to which we are required to make such royalty payments to the private company was amended, such that the private company has agreed to waive its rights to receive from us such annual royalty payment during the period commencing January 1, 2005 through April 30, 2005, the date on which court approval was granted.

.         The private company is obligated to pay us $125,750 per month for advertising.  This represents a decrease from the $150,000 per month to which we were previously entitled.  In addition, if private company sales had been less than $45,358,000 for the initial period from January 1, 2002 through August 30, 2003 or are less than $27,640,000 for each succeeding 12-month period commencing August 31, 2003, we must reimburse the private company $0.50 for every dollar of sales under those amounts subject to the $4,500,000 and $2,700,000 caps described in the paragraph below. We were obligated to pay the private company $389,000 and $924,000 under this provision in fiscal 2005 and fiscal 2004, respectively.

.         Because we may negatively impact the private company’s sales by opening additional stores of our own within the state of New York and because we will be managing the private company’s stores, we agreed to pay the private company 10% of the amount by which its net sales for the initial period from January 1, 2002 through August 30, 2003 were less than $45,358,000, provided that if its sales fell below $42,667,000 for that initial period, we were obligated to pay the private company 15% of such shortfall amount, provided further that such amounts, together with amounts we were required to pay for advertising if the private company’s sales had dropped below $45,358,000 during such initial period, shall not have, in the aggregate, exceeded $4,500,000 for such initial period. Upon the expiration of the initial period, if the private company’s sales during any 12-month period commencing on August 31, 2003 are less than $27,640,000, we are obligated to pay the private company 10% of such shortfall amount, provided that if its yearly net sales fall below $26,000,000, we will pay the private company 15% of such shortfall amount, provided further that such amounts, together with amounts we may pay for advertising if the private company’s sales drop below $27,640,000 during in any 12-month period, shall not, in the aggregate, exceed $2,700,000 during such 12-month period.  We were obligated to pay the private company $78,000 and $277,000 under this provision in fiscal 2005 and fiscal 2004, respectively.  On November 18, 2004, the Management Agreement and License pursuant to which we are required to make such payments to the private company was amended such that the private company has agreed to waive its rights to receive the payments described above during the period commencing January 1, 2005 through August 31, 2007.  This waiver also covers any payments during such period in the event that the settlement agreements are approved by the court and become effective during such period.

.           Harley J. Greenfield, our Chairman and Chief Executive Officer and a principal stockholder, and Edward Seidner, our Executive Vice President, former director and a principal stockholder had agreed to be responsible for up to an aggregate of $300,000 of amounts due under these provisions in each year.  This agreement with Messrs. Greenfield and Seidner was terminated effective July 16, 2003 and they were not required to pay $188,000 for the year ended August 30, 2003.  The company recorded $188,000 of compensation expense and a corresponding increase to additional paid in capital representing the benefit received by Messrs. Greenfield and Seidner as a result of the termination of the agreement.

.         In settlement of certain disputes as to amounts due us from the private company,  the private company has executed three promissory notes to us in the aggregate principal amount of $2,600,000, including a note in the principal amount of $200,000 due over three years and bearing interest at 6% per annum, a note in the principal amount of $1,400,000 due over five years and bearing interest at 6% per annum, and a note in the principal amount of $1,000,000 due over five years without interest, plus amounts owed as of the date in which settlement was approved by the court, for purchasing and other services.  As of October 20, 2005, we have collected all $2,600,000 in principal on the notes.

.         The effect of these agreements with the private company, including our assumption of the warehousing responsibilities, improved our operating results by $2,160,000 in fiscal 2005 which includes the recovery of $2,600,000 of prior year receivables and other amounts and adversely effected our operating results by $694,000 and $931,000 in fiscal 2004 and 2003, respectively, compared to the results we would have achieved based on the same sales levels under the agreements effective prior to the Initial Operating Agreement.  There is no assurance that the agreement will improve our future operating results in the future.

For a more detailed discussion of the proposed settlement agreement and the Interim Operating Agreement, see "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 7, 2006, which is hereby incorporated by reference.

The following table sets forth our future contractual obligations in total, for each of the next five years and thereafter, as of August 27, 2005.  Such obligations include the retail store and warehouse leases, the lease for the executive office, written employment contracts for two of our executive officers, and agreements to pay the private company royalties.

(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases for retail stores,
warehouses and executive office	$17,929	$16,431	$14,170	$10,561	$6,941	$13,741	$79,773
Royalty payments to the private
company (1)	400	400	400	400	400	5,866	7,866
Employment contracts	900	-	-	-	-	-	900
Fabric protection fees to the private company	600	600	600	-	-	-	1,800
Total contractual obligations (2)	$19,829	$17,431	$15,170	$10,961	$7,341	$19,607	$90,339

(1)                 The obligation to make these payments terminates on the earliest of (i) the closing of the asset acquisition following an exercise by us of our option to purchase substantially all of the assets of the private company under the Option Agreement; (ii) April 30, 2025, unless the parties extend the License Term, in which case the date shall be December 31, 2049; (iii) the termination of Manager’s role as manager under the Agreement; or (iv) on such date as is determined by an arbitrator or a court.  For purposes of calculating the amount we have assumed the license will run out on April 30, 2025

(2)                 The table does not include a commitment to pay the private company a maximum of $2.7 million annually (see discussion above) in shortfall payments.

On November 7, 2004 Harley Greenfield, Rami Abada and Edward Seidner voluntarily reduced their annual salaries by $90,700, $192,800 and $25,000, respectively.  Effective August 28, 2005, such persons began receiving their salaries at their pre-reduction levels.

Significant Accounting Policies

The receivable from the private company as of August 27, 2005 represents current charges aggregating $4,890,000, principally for merchandise transfers, warehousing services and advertising costs, which are payable within 85 days of the end of the month in which the transactions originate.  Such amount has been fully paid subsequent to the balance sheet date.

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

Inflation

There was no significant impact on our operations as a result of inflation during the three fiscal years ended August 30, 2003, August 28, 2004 and August 27, 2005.

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

We incurred a net loss of ($3,870,000), ($4,142,000) and ($3,337,000) in the fiscal years ended August 27, 2005, August 28, 2004 and August 30, 2003, respectively.   The furniture business is cyclical and we have been impacted and will continue to be affected by changes in such cycles, by losses from new stores, the overall economic and political climate, changes in consumer preferences or demographics or unknown risks and uncertainties that may cause us to continue to incur losses from operations.

We may be liable for up to $2,700,000 per year of “short-fall” payments to the private company.

As part of settlement with the private company, we obtained the right to open an unlimited number of stores in New York for a royalty of $400,000 per year.  Because we will be managing the private company’s stores and because we may negatively impact the private company’s sales by opening stores in its territory, we agreed to pay the private company up to $4,500,000 for the initial period beginning January 1, 2002 and ended August 30, 2003 and $2,700,000 per year thereafter, if its sales drop below specified levels.  For the initial period, which ended August 30, 2003, the amount of “short-fall” payments we paid to the private company was $1,326,000 and for fiscal years ended August 27, 2005 and August 28, 2004 the amount was $467,000 and $1,201,000, respectively. On November 18, 2004, the Management Agreement and License pursuant to which we are required to make such payments to the private company was amended such that the private company has agreed to waive its rights to receive the payments described above during the period commencing January 1, 2005 through August 31, 2007.   In addition, pursuant to the amendment, the private company has agreed to waive its rights to receive from us an annual royalty payment in the amount of $400,000 per year during the period commencing January 1, 2005 through April 30, 2005, the date of court approval.

Our company could suffer from potential conflicts of interest.

Potential conflicts of interest exist since Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer, and Edward B. Seidner, our Executive Vice President, and a former director, are owed over $10 million by the private company, which owns, controls or licenses the private company stores.  Accordingly, such persons derive substantial economic benefits from the private company.  In addition, Fred Love, the co-founder of the related private company, was Mr. Greenfield’s brother-in-law. Mr. Love passed away in October 2004 and Jane Love, Mr. Greenfield’s sister, is currently acting as the interim President of the private company.  Circumstances may arise in which the interest of the private company stores, of the private company or of Mr. Greenfield and Mr.  Seidner will conflict with our interests.  There are also numerous relationships, and have been numerous transactions, between us and the private company, including an agreement under which we warehouse and purchase merchandise for the private company, manage its stores and provide it other services.  See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 7, 2006, which is hereby incorporated by reference.

We heavily depend on two suppliers.

We purchase a significant percentage of our merchandise from Klaussner, which also manufactures furniture under the SealyR brand name.  During the fiscal year ended August 27, 2005, we purchased approximately 30% of our merchandise from Klaussner and 49% of our merchandise from Caye.  Since a large portion of our revenues have been derived from sales of Klaussner and Caye products, the loss of these suppliers could have a material adverse impact on us until alternative sources of supply are established.  Our obligations to Caye are secured by substantially all of our assets.  Klaussner is also a principal stockholder and creditor of ours and owns retail stores that compete with ours.  Klaussner’s and Caye’s position as a significant creditors could potentially result in a temporary or permanent loss of our principal supply of merchandise, if, for example, Klaussner and Caye halted supply because we defaulted on or were late in making our payments to them.  See "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 7, 2006, which is hereby incorporated by reference.

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

A number of our store leases are month-to-month and accordingly the stores may need to halt operations on short notice.

A number of our store leases are month-to-month. Accordingly, if, at the end of a monthly lease period, we are unable to negotiate favorable terms for the new lease period or unable to renew such lease, we may need to halt operations at such location on short notice, which may have a material adverse effect on our results of operations.

We may have difficulty obtaining additional financing.

Our ability to expand and support our business may depend upon our ability to obtain additional financing.  We may have difficulty obtaining debt or equity financing. On July 11, 2005, we entered into a Credit Agreement and a Security Agreement with Caye, pursuant to which Caye agreed to provide us with $10.0 million of debt financing.  As of August 27, 2005 we owed Caye $9,858,000.  Most of our assets are pledged to Caye as security for the amounts we owe under the Caye Credit and Security Agreements.  From time to time, our financial position has made it difficult for us to secure third party consumer financing.  Inability to offer such financing adversely affects sales.

Harley J. Greenfield and current management are likely to retain control.

As of November 11, 2005, Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer and principal stockholder, beneficially owns approximately 23.5% of our outstanding shares of common stock.  Approximately 44.0% of the outstanding common stock is beneficially owned by all officers and directors as a group, including Messrs. Greenfield and Seidner.  Since the holders of our common stock do not have cumulative voting rights, such officers’ and directors’ ownership of our common stock will likely enable them to exercise significant influence in matters such as the election of our directors and other matters submitted for stockholder approval.  Also, the relationship of such persons to the private company could serve to perpetuate management’s control in light of the private company’s relationship to us.

Our future success depends heavily on two executives.

Our future success will depend substantially upon the abilities of Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer and one of our principal stockholders, as well as Rami Abada, our President, Chief Operating Officer and Chief Financial Officer.  The loss of Mr. Greenfield’s and/or Mr. Abada’s services could materially adversely affect our business and our prospects for the future. We do not have key man insurance on the lives of such individuals.

We are not likely to declare dividends on common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future.  We currently anticipate that we will retain all our earnings for use in the operation and expansion of our business and, therefore, do not anticipate that we will pay any cash dividends in the foreseeable future.  Also, under the terms of the Caye Credit and Security Agreements, we are prohibited from paying any dividends on our common stock.

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

Item 9B.     Other Information.

On November 18, 2005, we entered into an amendment to the Warehouse Agreement between the private company, Jennifer Warehousing, Inc., our wholly owned subsidiary, and us dated as of July 6, 2001, as amended.  Pursuant to the agreement, the private company became the sole obligor on all lifetime fabric and leather protection plans sold by us or the private company on and after June 23, 2002 through August 28, 2004, (which was extended through August 27, 2005), and assumed all performance obligations and risk of loss there under.  The private company is entitled to receive a monthly payment of $50,000 payable by us 85 days after the end of the month, subject to an adjustment based on the volume of annual sales of the plans.  We retain any remaining revenue from the sales of the plans.  In addition, for a payment of $400,000 by us, the private company also assumed responsibility to service and pay any claims related to sales made by us or the private company prior to June 23, 2002.  Accordingly, we have no obligations for any claims filed after June 23, 2002.  Pursuant to the amendment, the terms are extended effective August 28, 2005 through August 30, 2008.

PART III

Item 10.      Our Directors and Executive Officers.

The information set forth under the caption "Election of Directors" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 7, 2006 is hereby incorporated by reference.

Item 11.      Executive Compensation.

The information set forth under the caption "Executive Compensation" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 7, 2006 is hereby incorporated by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 7, 2006 is hereby incorporated by reference. Please see “Item 5. Market for Registrant’s Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities” for the information required by Item 201(d) of Regulation S-K with respect to Equity Compensation Plan Information.

Item 13.      Certain Relationships and Related Transactions.

The information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 7, 2006 is hereby incorporated by reference.

 Item 14.      Principal Accountant Fees and Services

The information set forth under the caption "Principal Accounting Fees and Services" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 7, 2006 is hereby incorporated by reference.

PART IV

Item 15.      Exhibits and Financial Statement Schedules.

(a)        (1) Financial Statements.

The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this report.

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying accounts

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(3) Exhibits.
3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to our Registration Statement — File Nos. 33-22214 and 33-10800.
3.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended August 30, 1997.
3.3	Certificate of Designations, Preferences and Rights of Series B Preferred Stock, incorporated herein by reference to Exhibit 3.3 to our Annual Report on Form 10-K for the year ended August 29, 1998.
3.4	By-Laws, incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended August 26, 1995.
4.1	Form of Non-Qualified Stock Option Agreement with certain directors and officers of Jennifer Convertibles, Inc. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 1, 2003.
4.2	Form of Non-Qualified Stock Option Agreement with certain employees and consultants of Jennifer Convertibles, Inc. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 1, 2003.
4.4	Jennifer Convertibles, Inc. 2003 Stock Option Plan, incorporated herein by reference to our Proxy Statement on Schedule 14A filed on August 11, 2003.
10.1	Incentive and Non-Qualified Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to the Registration Statement.
10.2	Amended and Restated 1991 Incentive and Non-Qualified Stock Option Plan incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-2.
10.3	Warehousing Agreement, dated as of December 31, 1993, between Jennifer Convertibles, Inc. and Jennifer Warehousing, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ending February 26, 1994.
10.4	Purchasing Agreement, dated as of December 31, 1993, between Jennifer Convertibles, Inc. and Jara Enterprises, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ending February 26, 1994.
10.5	Advertising Agreement, dated as of December 31, 1993, between Jennifer Convertibles, Inc. and Jara Enterprises, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ending February 26, 1994.
10.6	Amendment No. 1 to Warehousing Agreement, dated as of May 28, 1994, amending the Warehousing Agreement referred to in 10.3 and the related Rebate Note, incorporated herein by reference to Exhibit 10.34 to our Annual Report on Form 10- K for the fiscal year ended August 27, 1994.
10.7	Amendment No. 1 to Purchasing Agreement, dated as of May 28, 1994, amending the Purchasing Agreement referred to in 10.4., incorporated herein by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended August 27, 1994.
10.8	License Agreement, dated as of October 28, 1993, among Jennifer Licensing Corp. and Jara Enterprises, Inc., incorporated herein by reference to Exhibit 2 to our Current Report on Form 8-K dated November 30, 1993.
10.9	Agreement, dated as of May 19, 1995, among Jennifer Convertibles, Inc., Jennifer Purchasing Corp., Jara Enterprises, Inc. and the licensees signatory thereto, incorporated herein by reference to Exhibit 10.38 to our Annual Report on Form 10- K for the fiscal year ended August 26, 1995.

(3) Exhibits.
10.10	Agreement, dated as of November 1, 1995, among Jennifer Convertibles, Inc., Jennifer Purchasing Corp., Jara Enterprises, Inc. and the licensees signatory thereto, incorporated herein by reference to Exhibit 10.39 to our Annual Report on Form 10- K for fiscal year ended August 26, 1995.
10.11	Form of Note, dated November 1994, made by Jara Enterprises, Inc. to Harley J. Greenfield and Edward B. Seidner, incorporated herein by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended August 26, 1995.
10.12	Form of Option, dated November 7, 1994 to purchase common stock from Fred Love, Jara Enterprises, Inc. and certain subsidiaries to Harley J. Greenfield and Fred Love, incorporated herein by reference to Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended August 26, 1995.
10.13	Form of Subordination Agreement, dated as of August 9, 1996, by Harley J. Greenfield and Edward B. Seidner, incorporated herein by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended August 26, 1995.
10.14	Credit and Security Agreement, dated as of March 1, 1996, among Klaussner Furniture Industries, Inc., Jennifer Convertibles, Inc. and the other signatories thereto, incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K dated March 18, 1996.
10.15	1997 Stock Option Plan, incorporated herein by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
10.16	Stock Purchase Agreement, dated December 11, 1997, between Klaussner and Jennifer Convertibles, Inc., incorporated herein by reference to Exhibit 10.30 to our Annual Report on Form 10-K for fiscal year ended August 30, 1997.
10.17	Registration Rights Agreement, dated December 11, 1997, between Klaussner and Jennifer Convertibles, Inc., incorporated herein by reference to Exhibit 10.31 to our Annual Report on Form 10-K for fiscal year ended August 30, 1997.
10.18	Waiver and Modification Agreement, dated December 11, 1997, among Klaussner and related entities and Jennifer Purchasing Corp., Jennifer Convertibles, Inc., Jennifer Licensing Corp., and Jennifer L.P. III, incorporated herein by reference to Exhibit 10.32 to our Annual Report on Form 10-K for the fiscal year ended August 30, 1997.
10.19	L.P. and Option Purchase and Termination Agreement, dated as of August 20, 1999, among Jennifer Convertibles, Inc., Jennifer Chicago Ltd., an Illinois corporation and a wholly-owned subsidiary of Jennifer Convertibles, Inc., Jenco Partners, L.P., a limited partnership, which is the sole limited partner of Jennifer Chicago, L.P., a Delaware Limited partnership, JCI Consultant, L.P., a limited partnership which owned certain options to purchase capital stock of Jennifer Convertibles, Inc., Selig Zises, a principal of Jenco Partners, L.P. and JCI Consultant, L.P., Jay Zises, Jara Enterprises, Inc., Fred J. Love, and, Harley J. Greenfield and Edward B. Seidner, incorporated herein by reference to our Current Report on Form 8-K dated August 20, 1999 and filed September 3, 1999 reporting on an Item 5 event.
10.20	General Release, made as of August 20, 1999, by JCI Consultant, L.P., Jenco Partners L.P., Jay Zises and Selig Zises for the benefit of Jennifer Convertibles, Inc., Jennifer Chicago Ltd., Jara Enterprises, Inc., Harley J. Greenfield, Fred J. Love and Edward B. Seidner, incorporated herein by reference to our Current Report on Form 8-K dated August 20, 1999 and filed September 3, 1999 reporting on an Item 5 event.
10.21	General Release, made as of August 20, 1999, by Jennifer Convertibles, Inc., Jennifer Chicago Ltd., Jara Enterprises, Inc., Harley J. Greenfield, Fred J. Love an Edward B. Seidner for the benefit of JCI Consultant, L.P., Jenco Partners L.P., Jay Zises and Selig Zises, incorporated herein by reference to our Current Report on Form 8-K dated August 20, 1999 and filed September 3, 1999 reporting on an Item 5 event.
10.22	Note, dated as of September 1, 1999, in the principal amount of $447,000 to the order of Jenco Partners, L.P. from Jennifer Convertibles, Inc., incorporated herein by reference to our Current Report on Form 8-K dated August 20, 1999 and filed September 3, 1999 reporting on an Item 5 event.

(3) Exhibits.
10.23	Employment Agreement, dated as of August 15, 1999, between Harley J. Greenfield and Jennifer Convertibles, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.
10.24	Employment Agreement, dated as of August 15, 1999, between Rami Abada and Jennifer Convertibles, Inc., as amended, incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.
10.25	Agreement, dated as of September 1, 1999, between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.
10.26	Agreement, dated as of September 1, 1999 between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.
10.27	Loan Agreement dated as of December 8, 1999, between Jennifer Convertibles, Inc. and Klaussner Furniture Industries, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.
10.28	Stock Option Agreement dated as of December 8, 1999, between Harley J. Greenfield and Klaussner Furniture Industries, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.
10.29	Registration Rights Agreement, dated as of December 10, 1999, by Jennifer Convertibles, Inc. in favor of Harley J. Greenfield in connection with the Stock Option Agreement, dated as of December 8, 1999 incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.
10.30	Interim Operating Agreement dated as of July 6, 2001 by and between Jennifer Convertibles, Inc., a Delaware corporation (“JCI”) and Jara Enterprises, Inc. (“Jara”) incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.31	Omnibus Agreement dated as of July 6, 2001 by and between JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.32	Clarkstown Term Note in the amount of $54,525 made as of May 26, 2001 by Jara in favor of JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.33	Rudzin-Bronx Term Note in the amount of $43,496 made as of May 26, 2001 by Jara in favor of JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.34	Elmhurst Term Note in the amount of $5,234 made as of May 26, 2001 by Jara in favor of JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.35	Warehousing Transition Agreement dated as of July 6, 2001 by and among JCI, Jennifer Warehousing, Inc., a New York corporation (“JWI”), Jennifer Convertibles, Inc., a New York corporation (“JCI-NY”) and Jennifer-CA Warehouse, Inc. (“JCA”) incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.36	Warehousing Agreement dated as of July 6, 2001 by and among JCI, Jennifer Warehousing, Inc., a Delaware corporation and a wholly owned subsidiary of JCI (“New Warehousing”) and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.37	Hardware Lease dated as of July 6, 2001 by and between JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.38	Software License Agreement dated as of July 6, 2001 by and among JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001. 24

(3) Exhibits.
10.39	Management Agreement and License dated as of July 6, 2001 by and among Jara, JCI, Jennifer Acquisition Corp. (“JAC”) and Fred Love (with respect to Sections 3.3 and 4.2 only) incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.40	Purchasing Agreement dated as of July 6, 2001 by and between JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.41	Option Agreement dated as of July 6, 2001 by and among Jara, Fred J. Love and JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.42	L.P. Purchase Agreement dated as of July 6, 2001 by and among JCI, Jennifer Management III, Ltd., Jennifer Management IV Corp. and Jennifer Management V Ltd., and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.43	Indemnification Agreement dated as of July 6, 2001 by and among JCI and, with respect to Sections 11, 12 and 14 only: JWI; JCI-NY; JCA; and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.44	Side Letter regarding Fairness Opinion dated as of July 6, 2001 by and between JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.45	Agreement dated as of July 6, 2001 by and between Harley J. Greenfield, Edward B. Seidner and JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.
10.46	Audit Committee Charter incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2002.
10.47	Amendment No. 1 to Management Agreement and License by and among Jara Enterprises, Inc., Jennifer Convertibles, Inc., Fred Love and Jennifer Acquisition Corp. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2002.
10.48	Amendment No. 1 to Warehouse Agreement by and between Jara Enterprises, Inc. and Jennifer Convertibles, Inc. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2002.
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

10.53
Purchase Administration Fee Agreement by and between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2004.

10.54
Customer Service Administration Fee Agreement by and between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2004.

10.55	Amendment No. 3 to Management Agreement and License, by and between Jara Enterprises, Inc., Jennifer Convertibles, Inc. and Jennifer Acquisition Corp. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 2004. 5

(3) Exhibits.
10.56	Warrant dated as of March 30, 2005 incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.
10.57	Executive Compensation Arrangements incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.
10.58	Director Compensation Arrangements incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.
10.59	Credit Agreement by and among Jennifer Convertibles, Inc., Caye Home Furnishings, LLC, Caye Upholstery, LLC and Caye International Furnishings, LLC incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 28, 2005.
10.60	Security Agreement by and among Jennifer Convertibles, Inc., Caye Home Furnishings, LLC, Caye Upholstery, LLC and Caye International Furnishings, LLC incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 28, 2005.
10.61	Amendment No.3 to Warehouse Agreement, by and among Jennifer Convertibles, Inc., Jennifer Warehousing, Inc., and Jara Enterprises, Inc. *
14	Corporate Code of Conduct and Ethics incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 2004.
21.1	Subsidiaries, incorporated herein by reference to Exhibit 22.1 to our Annual Report on Form 10-K for fiscal year ended August 27, 1994.
23.1	Consent of Eisner LLP. *
31.1	Certification of Chief Executive Officer.*
31.2	Certification of Chief Financial Officer.*
32.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350.*

* Filed herewith.

            (b)            Exhibits.

See (a) (3) above.

(c)             Financial Statement Schedules.

See (a) (2) above.

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

NAME	POSITION	DATE
/s/ Harley J. Greenfield Harley J. Greenfield	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 25, 2005
/s/ Edward Bohn Edward Bohn	Director	November 25, 2005
/s/ Kevin J. Coyle Kevin J. Coyle	Director	November 25, 2005
/s/ Mark Berman Mark Berman	Director	November 25, 2005
/s/ Rami Abada Rami Abada	President, Director, Chief Operating Officer and Chief Financial Officer	November 25, 2005

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Index to Financial Statements and Financial Statements Schedule

Report of Independent Registered Public Accounting Firm ……............................................F-1

Consolidated Balance Sheets at August 27, 2005 and

  August 28, 2004 .................................................................................................................F-2

Consolidated Statements of Operations for the years ended

  August 27, 2005, August 28, 2004 and August 30, 2003......................................................F-3

Consolidated Statements of Stockholders’ Equity (Capital Deficit) for the years ended

  August 27, 2005, August 28, 2004, and August 30, 2003 ....................................................F-4

Consolidated Statements of Cash Flows for the years ended

  August 27, 2005, August 28, 2004, and August 30, 2003.....................................................F-5

Notes to Consolidated Financial Statements............................................................................F-6

Schedule II Valuation and Qualifying Accounts…………………………………………….F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Jennifer Convertibles, Inc.

Woodbury, New York

We have audited the accompanying consolidated balance sheets of Jennifer Convertibles, Inc. and subsidiaries as of August 27, 2005 and August 28, 2004 and the related consolidated statements of operations, stockholders' equity (capital deficit) and cash flows for each of the three years in the period ended August 27, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jennifer Convertibles, Inc. and subsidiaries as of August 27, 2005 and August 28, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 27, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 3, the Company has significant transactions with a company owned by a related party.

Eisner LLP

New York, New York

October 27, 2005

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except for share data)

	August 27, 2005	August 28, 2004
ASSETS

Current assets:
Cash and cash equivalents	$7,177	$3,294
Restricted cash	111	110
Accounts receivable	1,089	935
Merchandise inventories, net	13,366	14,044
Due from Private Company, net of reserves of $0 and $4,722
at August 27, 2005 and August 28, 2004, respectively	4,890	3,288
Federal income tax refund receivable	-	314
Deferred tax asset	-	1,172
Prepaid expenses and other current assets	1,072	1,195
Total current assets	27,705	24,352

Store fixtures, equipment and leasehold improvements, at cost, net	2,259	3,032
Annuity contract	1,013	1,088
Deferred lease costs and other intangibles, net	31	42
Goodwill	1,650	1,796
Other assets (primarily security deposits)	557	607
Deferred tax asset	-	605

	$33,215	$31,522

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current liabilities:
Accounts payable, trade	$18,612	$12,812
Customer deposits	7,840	7,878
Accrued expenses and other current liabilities	3,559	3,709
Due to Private Company	450	500
Deferred rent and allowances - current portion	551	489
Total current liabilities	31,012	25,388

Deferred rent and allowances, net of current portion	3,051	3,320
Total liabilities	34,063	28,708

Commitments and contingencies (Notes 12 and 13)

Stockholders' Equity (Capital Deficit):
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred-10,000 shares issued
and outstanding at August 27, 2005 and August 28, 2004
(liquidation preference $5,000)	-	-
Series B Convertible Preferred-57,381 shares issued
and outstanding at August 27, 2005 and August 28, 2004	1	1
(liquidation preference $287)
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued and outstanding
5,793,058 shares at August 27, 2005 and 5,713,058 at
August 28, 2004	58	57
Additional paid-in capital	27,935	27,728
Accumulated deficit	(28,842)	(24,972)
	(848)	2,814

	$33,215	$31,522

See Notes to Consolidated Financial Statements.

F-2

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except for share data)

	Year ended	Year ended	Year ended
	August 27, 2005	August 28, 2004	August 30, 2003
	(52 weeks)	(52 weeks)	(52 weeks)

Revenue:
Net sales	$113,813	$120,385	$114,448
Revenue from service contracts	8,094	8,437	7,714
	121,907	128,822	122,162

Cost of sales, including store occupancy,
warehousing, delivery and service costs	87,136	90,976	83,332

Selling, general and administrative expenses	37,515	39,190	40,457

Impairment of goodwill	146	-	-

Depreciation and amortization	906	1,465	1,655

Recovery of prior year receivables and
other amounts due from the Private Company	(2,600)	-	-
	123,103	131,631	125,444

Loss from operations	(1,196)	(2,809)	(3,282)

Gain on sale of leasehold	-	220	-

Interest income	136	111	136

Interest expense	(2)	(3)	(11)

Loss from continuing operations before income taxes	(1,062)	(2,481)	(3,157)

Income tax expense (benefit)	1,869	973	(566)

Loss from continuing operations	(2,931)	(3,454)	(2,591)

Loss from discontinued operations
(including loss on store closings of $420 for fiscal 2005)	(939)	(688)	(786)

Net loss	($3,870)	($4,142)	($3,377)

Basic and diluted loss per common share:
Loss from continuing operations	($0.51)	($0.61)	($0.46)

Loss from discontinued operations	(0.16)	(0.12)	(0.14)

Net loss	($0.67)	($0.73)	($0.60)

Weighted average common shares outstanding - basic and
diluted loss per share	5,773,707	5,713,058	5,709,900

See Notes to Consolidated Financial Statements.

F-3

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Capital Deficit)
Years Ended August 27, 2005, August 28, 2004 and August 30, 2003
(In thousands, except for share data)

	Preferred stock		Preferred stock				Additional
	Series A		Series B		Common stock		paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	capital	(deficit)	Totals

Balances at August 31, 2002	10,000	$-	26,664	$-	5,704,058	$57	$27,482	($17,453)	$10,086

Exercise of stock options					9,000	-	18		18

Dividends on Series B preferred stock							(71)		(71)

Other							188		188

Net loss								(3,377)	(3,377)

Balances at August 30, 2003	10,000	-	26,664	-	5,713,058	57	27,617	(20,830)	6,844

Issuance of Series B preferred stock			30,717	1			128		129

Dividends on Series B preferred stock							(17)		(17)

Net loss								(4,142)	(4,142)

Balances at August 28, 2004	10,000	-	57,381	1	5,713,058	57	27,728	(24,972)	2,814

Exercise of stock options					80,000	1	159		160

Issuance of warrants							48		48

Net loss								(3,870)	(3,870)

Balances at August 27, 2005	10,000	$-	57,381	$1	5,793,058	$58	$27,935	($28,842)	($848)

See Notes to Consolidated Financial Statements.

			F-4

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended	Year Ended	Year Ended
	August 27, 2005	August 28, 2004	August 30, 2003
	(52 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net loss	($3,870)	($4,142)	($3,377)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	906	1,465	1,655
Impairment of goodwill	146	-	-
Issuance of warrants	48	-	-
Loss from discontinued operations	939	688	786
Loss on disposal of equipment	14	61	-
Gain on sale of leasehold	-	(220)	-
Interest earned on annuity contract	(31)	(23)	-
Deferred rent	88	(152)	(538)
Deferred tax expense (benefit)	1,777	1,118	(533)
Recovery of prior year receivables and other amounts due from the Private Company	(600)	-	(33)
Non-cash compensation to stockholders	-	-	188
Changes in operating assets and liabilities
Merchandise inventories, net	110	(1,310)	686
Prepaid expenses and other current assets	123	171	(565)
Accounts receivable	(255)	(524)	42
Due from Private Company, net	(1,053)	(138)	579
Federal income tax refund receivable	314	(314)	-
Other assets, net	44	18	122
Accounts payable, trade	5,799	(2,237)	1,013
Customer deposits	366	(1,212)	1,396
Accrued expenses and other current liabilities	(26)	(562)	(2,858)
Net cash provided by (used in) operating activities of continuing operations	4,839	(7,313)	(1,437)

Cash flows from investing activities:
Capital expenditures	(532)	(710)	(978)
Purchase of annuity contract	-	(1,065)	-
Proceeds from partial redemption of annuity contract	106	-	-
Proceeds from sale of leasehold	-	220	-
Restricted cash	(1)	(110)	-
Net cash (used in) investing activities	(427)	(1,665)	(978)

Cash flows from financing activities:
Proceeds from exercise of stock options	160	-	18
Dividends on Series B preferred stock	-	-	(88)
Net cash provided by (used in) financing activities	160	-	(70)

Net increase (decrease) in cash and cash equivalents from continuing operations	4,572	(8,978)	(2,485)

Net (decrease) in cash and cash equivalents from discontinued operations	(689)	(489)	(727)

Cash and cash equivalents at beginning of year	3,294	12,761	15,973

Cash and cash equivalents at end of year	$7,177	$3,294	$12,761

Supplemental disclosure of cash flow information:

Income taxes paid	$196	$81	$962

Interest paid	$2	$3	$11

See Notes to Consolidated Financial Statements.

	F-5

 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

(1)       Business

Jennifer Convertibles, Inc. and subsidiaries (the “Company”) own and is the licensor of specialty retail stores that sell a complete line of sofa beds, as well as sofas and companion pieces, such as loveseats, chairs and recliners, and specialty retail stores that sell leather living room furniture.  Such stores are in the United States and are located throughout the Eastern Seaboard, in the Midwest, on the West Coast and in the Southwest.  As of August 27, 2005 and August 28, 2004, respectively, 170 and 141 Company-owned stores operated under the Jennifer Convertibles and Jennifer Leather names which for 2005 includes the 45 stores referred to in the following paragraph.  During fiscal 2005, the Company closed 20 stores of which the operating results of 18 have been reflected as discontinued operations in the accompanying financial statements.  The operations of two such stores together with two others closed during fiscal 2004 have not been reported as discontinued operations as the Company anticipates that it will continue to generate revenues from customers of such stores in stores located in the same territory as the closed stores.

Prior to April 30, 2005, the Company licensed stores to limited partnerships ("LPs") of which a subsidiary of Jennifer Convertibles, Inc. was the general partner.  Effective April 30, 2005, pursuant to a series of settlement agreements, the LPs became wholly owned by the Company and the 45 stores owned by the LPs are now Company owned stores.  The LPs have had cumulative losses since inception and the Company has made advances to fund such losses.  The Company had control of the LPs and, as a result, consolidated the accounts of the LPs in its financial statements.  Included in the Company’s consolidated statements of operations are the losses of the LPs in excess of the limited partners’ capital contributions.

The consolidated financial statements do not include the results of operations of 24 stores, licensed by the Company, 23 of which are owned and operated by a company (the “Private Company”), which is owned by the estate of a recently deceased principal stockholder of the Company who also was the brother-in-law of the Company’s Chairman of the Board and Chief Executive Officer.  Twenty-one of the 23 stores are located in New York and are on a royalty-free basis.  Until November 1994, the Private Company was owned by three of the officers/directors/principal stockholders of the Company.  In November 1994, the Private Company redeemed the stock in the Private Company of two of the principal stockholders (Harley Greenfield and Edward Seidner) for notes in the amount of $10,273 which are due in 2023 and are collateralized by the assets of the Private Company and a pledge of the remaining stockholder’s stock in the Private Company to secure his personal guarantee of the notes.  In connection with such transaction, Fred Love, the remaining principal stockholder, granted Messrs. Greenfield and Seidner options expiring in November 2004 to purchase the 585,662 shares of the Company’s Common Stock owned by him and the Private Company for $15.00 per share.  The Company has been advised that these options expired unexercised in November 2004.

As more fully discussed in Note 3, the Company, the LPs and the Private Company have had numerous transactions with each other.  Due to the numerous related party transactions, the results of operations of the Company are not necessarily indicative of what they would be if all transactions were with independent parties.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

(2)     Summary of Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements include the accounts of Jennifer Convertibles, Inc. and its wholly owned subsidiaries (see Note 1).  Intercompany balances and transactions have been eliminated in consolidation.  The 2004 and 2003 results of operations have been reclassified to reflect discontinued operations of certain closed stores.

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

 Segment information:

 Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information”, requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  SFAS No. 131 permits operating segments to be aggregated if they have similar economic characteristics, products, types of customers and methods of distribution.  Accordingly, the Company’s specialty furniture stores are considered to be one reportable operating segment.

 Cash and cash equivalents:

 The Company considers all short-term, highly liquid instruments with a maturity of three months or less to be cash equivalents.

 Merchandise inventories:

 Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located as follows:

	August 27,	August 28,
	2005	2004

Showrooms	$ 6,097	$ 6,797
Warehouses	7,269	7,247

	$ 13,366	$ 14,044

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

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

 Annuity contract:

 The Company is the owner and beneficiary of an annuity contract purchased as an investment in November 2003 for purchase payments aggregating $1,065. The annuity contract is carried at contract value which is equivalent to the amount invested in the contract plus accumulated earnings, less redemptions and an insurance charge on the life of the annuitant who is an officer of the Company.  Withdrawals under the contract may be made at any time and are payable to the Company.

 Goodwill:

 Goodwill consists of the excess of cost of the Company’s investments in certain subsidiaries over the fair value of net assets acquired.  In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis.  SFAS No. 142 was effective for fiscal years beginning after December 15, 2001; however, the Company elected to adopt this standard as of the beginning of its fiscal year ended August 31, 2002.

 The Company reviews goodwill for impairment annually during the fourth quarter of each year, and also between annual tests upon the occurrence of trigger events.  The reviews are performed at the store level.  Generally fair value represents discounted projected future cash flows.  Potential impairment is indicated when the carrying value of a store including goodwill exceeds its fair value.  If potential for impairment exists, the fair value of a store is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the store’s goodwill.  Impairment loss is recognized for any excess of the carrying value of the stores goodwill over the implied fair value.

 As a result of the adverse change in the business climate during the thirteen-week period ended February 26, 2005, the Company tested goodwill for impairment.  In the six-months ended February 26, 2005 certain stores in Chicago experienced a substantial decline in operating performance and did not meet projected 2005 results.  Additionally, the Company has forecasted a further decline in the future operating performance of these stores.  The Company recorded a charge of $146 related to the impairment of goodwill for these stores in the twelve months ended August 27, 2005 due to this evaluation.

 During the fiscal years ended in 2005, 2004 and 2003, the Company performed the required annual impairment tests and has determined that there was no impairment of the Company’s goodwill other than as described above.

 Income taxes:

  Deferred tax assets and liabilities are determined based on the estimated future tax effects of net operating loss carryforwards and temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates.  Deferred tax expense (benefit) is the result of changes in the deferred tax assets and liabilities.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

Deferred lease and other intangible costs:

Deferred lease costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease.

Deferred rent and allowances:

Pursuant to certain of the Company’s leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and work allowances granted by the landlord.  Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases reduced by work allowances granted, on a straight-line basis, over the respective lease term.  Accordingly, the Company has recorded deferred rent and allowances of $3,602 and $3,809 at August 27, 2005 and August 28, 2004, respectively.

Revenue recognition:

Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer.  Sales are made on either a non-financed or financed basis (see Note 4).  A minimum deposit of 50% is typically required upon placing a non-financed sales order with the balance payable upon delivery.

A subsidiary of the Private Company assumes all performance obligations and risks of any loss under the lifetime protection plans and accordingly, the Company recognizes revenue from the sale of service contracts related to the plans at the time of sale to the customer.

The Company is entitled to royalty income from two stores owned by the Private Company and one store owned by an unconsolidated licensee that is managed by the Private Company.  Royalty income from the three stores amounted to $122, $110 and $105 for the years ended August 27, 2005, August 28, 2004 and August 30, 2003, respectively.  Such amounts are included in net sales in the consolidated statements of operations.

Warehousing and management fee income from the Private Company is recognized when earned.

Per share data:

Basic net loss per common share is computed by dividing the net loss increased by accumulated preferred stock dividends on the Series B preferred stock of $20, $20 and $20 for the fiscal years ended in 2005, 2004 and 2003, respectively, by the weighted average number of shares of common stock outstanding during each year. Potentially dilutive shares, 4,768,277 in fiscal 2005, 4,403,444 in fiscal 2004 and 4,381,941 in fiscal 2003, related to exercise of stock options and warrants and conversion of preferred stock were excluded from the diluted loss per share calculation, because their effects would have been anti-dilutive.

Advertising:

The Company advertises in newspapers, on the radio and on television.  Advertising costs are expensed as incurred and are included in selling, general and administrative expense.  Advertising expense from continuing operations for the years ended August 27, 2005, August 28, 2004 and August 30, 2003 aggregated $13,421, $13,996 and $13,002, respectively, net of amounts charged to the Private Company and unconsolidated licensees (see Note 3).

Shipping and handling costs:

Shipping and handling costs are included in cost of sales.  Delivery fees paid by customers are included in revenue.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

Pre-opening costs:

  Costs incurred in connection with the opening of stores are expensed as incurred.

 Warranties:

  Estimated warranty costs are expensed in the same period that sales are recognized.

 Concentration of risks:

  The receivable from the Private Company as of August 27, 2005 and August 28, 2004, represents current charges aggregating $4,890 and $3,288 respectively, principally for merchandise transfers, warehousing services and advertising costs, which are payable within 85 days of the end of the month in which the transactions originate.  Such amounts have been fully paid subsequent to the balance sheet dates.

 The Company purchased inventory from three suppliers under normal or extended trade terms amounting to 30%, 49% and 11% of inventory purchases during fiscal 2005.  Inventory was purchased from three suppliers amounting to 42%, 25% and 14% of inventory purchases during fiscal year 2004, and from two suppliers amounting to 60% and 33% of inventory purchases during fiscal year 2003.

The Company utilizes many local banks as depositories for cash receipts received at its showrooms.  Such funds are transferred daily to a concentration account maintained at one commercial bank.  As of August 27, 2005 and August 28, 2004, amounts on deposit with three banks totaled 90% and 55% of total cash and cash equivalents, respectively.

Stock options:

The Company accounts for stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which was released in December 2002 as an amendment of SFAS No. 123.  No stock-based employee compensation cost is reflected in net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant (see Note 10).

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year Ended
	August 27,	August 28,	August 30,
	2005	2004	2003

Net loss, as reported	$ (3,870)	$ (4,142)	$ (3,377)

Deduct: total stock-based employee compensation
expense determined under the fair value based
method, net of related tax effects	(a) 891	536	478

Pro forma net loss	$ (4,761)	$ (4,678)	$ (3,855)

Basic and diluted loss per share:
As reported	$(0.67)	$(0.73)	$(0.60)
Pro forma	$(0.83)	$(0.82)	$(0.69)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

(a)  Includes $594 ($3.52 per share) from acceleration of vesting of outstanding options.

The weighted average fair value of options granted during fiscal 2005 and 2003 was $0.62 and $1.80, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2003

Risk-free interest rate	3.61%	3.12%
Expected life of options	5 years	5 years
Expected stock price volatility	36.1%	49.4%
Expected dividend yield	0%	0%

No options were granted during the fiscal year ended August 28, 2004.

Fair value of financial instruments:

The carrying amount of the investment in an annuity contract approximates fair value.  Financial instruments also include accounts receivable, accounts payable and customer deposits.  The carrying amount of these instruments approximates fair value due to their short-term nature.

Recently issued accounting standards:

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which replaces SFAS 123 and supersedes APB Opinion No. 25.  Under the provisions of SFAS 123(R), companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  The statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly will be adopted by the company in the first quarter of fiscal 2006.  SFAS 123 (R) requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date.  On March 9, 2005, the Board of Directors opted to accelerate the vesting of all out of the money stock options in order to avoid the recognition of compensation expense under SFAS 123 (R) with respect to these options.  The impact of adoption of SFAS 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

 In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and FAS No.3 (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005.

 In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  This Staff Position is effective

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required.  The adoption of this statement is not expected to have any significant effect on the Company’s results of operations or financial position as the Company has recognized rental expense during the construction period of the leasehold improvements in its stores.

 (3)      Agreements and Transactions With Private Company

 Settlement agreements:

 On February 4, 2005, the United States District Court for the Eastern District of New York issued an Order and Final Judgment approving the settlement of certain previously disclosed derivative litigation actions commenced against the Company and a number of its affiliates and other related parties in December 1994. In connection with the settlement, the court approved a series of agreements (the “Settlement Agreements") that the Company entered into with the Private Company on July 6, 2001, which were designed to settle the derivative actions amongst the Private Company, certain of the Company’s current and former officers and directors, former accounting firms and itself.  The Company had been operating under an Interim Operating Agreement designed to implement certain provisions of the Settlement Agreements.  Effectiveness of the Settlement Agreements was subject to certain conditions, including the court's approval.   The Company took the additional steps necessary to consummate the settlement and thereby effectuated the Settlement Agreements on April 30, 2005.

The material terms of the Settlement Agreements are as follows:

Pursuant to a Warehouse Transition Agreement, the Private Company has transferred the assets related to the warehouse system formerly operated by the Private Company to the Company and the Company became responsible for the leases and other costs of operating the warehouses.  Pursuant to computer hardware and software agreements, the Company also assumed control of, and responsibility for, the computer system used in the operations of the warehouse systems and stores while permitting the Private Company access to necessary services.

 Pursuant to a Warehousing Agreement, the Company became obligated to provide warehouse services to the Private Company of substantially the type and quality the Private Company provided to the Company.  During each of the first five years of the agreement through April 30, 2010, the Company will receive a warehousing fee of 2.5% on the net sales price of goods sold by the Private Company up to $27,640 of net delivered sales and 5% on net delivered sales over $27,640.  After April 30, 2010, the Company will receive a warehousing fee of 7.5% of all net delivered sales by the Private Company.  In addition, during the full term of the agreement, the Company will receive a fee based on fabric protection and warranty services sold by the Private Company at the rate the Company was being charged, subject to increase for documented cost increases.  For the fiscal years ended August 27, 2005, August 28, 2004 and August 30, 2003, respectively, charges (included in net sales) to the Private Company for warehousing fees amounted to $673, $634, and $597, based on net delivered sales and $745, $736, and $579, based on sales of fabric protection and warranty services.

Pursuant to a Purchasing Agreement, the Company continues to purchase merchandise for the Company and the Private Company on substantially the same terms as previously, except that the Private Company has 85 days to pay amounts due.

The Company also received, for no cost, the limited partnership interests in the former LPs, (now wholly owned subsidiaries), currently operating 45 stores.  As described in Note 1, the operations of these stores are included in the consolidated financial statements.

The Company has previously granted the Private Company a perpetual, royalty-free license to use and to sublicense and franchise the use of trademarks in the State of New York.  The license is exclusive in such territory, subject to certain exceptions.  Under a Management Agreement and License, the

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

Company is responsible for managing the sales of the Private Company’s stores so that the stores will be substantially the same as the Company’s own stores, provided the Private Company is not obligated to spend more than $25 per store or $100 in any 12-month period on maintenance and improvements to its stores.  For the “initial period,” which commenced January 1, 2002 and ended August 30, 2003, the Private Company was required to pay to the Company an amount equal to 48% of the total of the amount by which the Private Company’s net delivered sales exceed $45,358.  If during any annual period commencing on August 31, 2003, the Private Company’s net delivered sales exceed $27,640 but do not surpass $29,640, then the Private Company will pay to the Company an amount equal to ten percent (10%) of such excess and if the Private Company's net delivered sales exceed $29,640, the Private Company must pay to the Company 48% of any excess over $29,640.  The Company will record management fee income if and when the sales thresholds are met.  During the fiscal years ended August 27, 2005 and August 28, 2004 and the initial period ended August 30, 2003, no such management fees were earned.  The Company also has the right to open an unlimited number of stores in New York in exchange for a royalty to the Private Company of $400 per year, which will also cover the stores previously opened in New York, provided however, that on November 18, 2004, the Management Agreement and License pursuant to which the Company is required to make such royalty payments to the Private Company was amended such that the Private Company has agreed to waive its rights to receive from the Company such annual royalty payment during the period commencing January 1, 2005 through April 30, 2005, the date on which court approval of settlement agreements was granted.  The Company paid the Private Company a royalty of $267 for the fiscal year ended August 27, 2005.  For the fiscal years ended August 28, 2004, and August 30, 2003 the Company paid the Private Company a royalty of $400 each year.

Because the Company may negatively impact the Private Company’s sales by opening additional stores within the State of New York and because the Company is managing the Private Company’s stores, the Company has agreed to pay the Private Company 10% of the amount by which their net delivered sales for the period January 1, 2002 through August 30, 2003 and for any 12-month period commencing August 31, 2003 are below $45,358 and $27,640 respectively, provided that if such net delivered sales fall below $42,667 and $26,000, the Company will pay the Private Company 15% of such shortfall amount.  However, such amounts together with amounts the Company may pay for advertising if the Private Company’s net delivered sales drop below $45,358 and $27,640 as described below, shall not, in the aggregate, exceed $4,500 for the initial period or $2,700 in any 12-month period thereafter.  As Private Company sales did not meet the threshold amount, the Company paid $78 and $277 to the Private Company for the 12-month periods ended August 27, 2005 and August 28, 2004 respectively and $221 during the initial period ended August 30, 2003.  On November 18, 2004, the Management Agreement and License pursuant to which the Company is required to make such payments to the Private Company was amended such that the Private Company has agreed to waive its rights to receive the payments described above during the period commencing January 1, 2005 through August 31, 2007.  This waiver also covers any payments during such period in the event that the settlement agreements are approved by the court and become effective during such period.  Messrs. Greenfield and Seidner, officers, directors and principal stockholders of the Company, had agreed to be responsible for up to an aggregate of $300 of amounts due under these provisions in each year.  The agreement with Messrs. Greenfield and Seidner was terminated effective July 16, 2003 and they were not required to pay a contribution of $188 for the year ended August 30, 2003.  For fiscal year 2003, the Company recorded $188 of compensation expense and a corresponding increase to additional paid-in capital representing the benefit received by Messrs. Greenfield and Seidner as a result of the termination of the agreement.

The Private Company has the right to close stores and, if it does, the Company has the right to purchase them for the cost of the related inventory (estimated at approximately $50 on average) and, subject to obtaining any necessary landlord’s consent, continue the operations of the stores for the Company’s own account.  The closing of stores by the Private Company does not affect the Company’s obligation to pay the Private Company for shortfalls in its sales.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

The Private Company is to contribute $126 per month to advertising (compared with $150 per month previously contributed), provided that such amount is to be reduced by the lesser of $80 or 1% of the Company’s sales in New York (other than sales of leather furniture and sales from six stores in New York which the Company has owned for many years).  In addition, subject to certain exceptions, if the Private Company’s sales for the initial period ended August 30, 2003 were less than $45,358 and are less than $27,640 in any subsequent 12-month period commencing August 31, 2003, the Company will pay the Private Company (or reduce the advertising payment the Private Company owes the Company by) an amount equal to 50% of the amount by which its sales are below such amounts provided that such amount plus any payments of the 10-15% with respect to sales shortfalls as described above, had not exceeded $4,500 (for the initial period) or will not exceed $2,700 (any 12-month period) in the aggregate.  For the fiscal years ended August 27, 2005, August 28, 2004 and August 30, 2003, contributions from the Private Company for advertising under the Settlement Agreements, which reduced selling, general and administrative expenses from continuing operations, amounted to $1,498, $1,465 and $1,468, respectively.  In addition, as the Private Company’s sales did not meet the threshold amount during the fiscal years ended August 27, 2005, August 28, 2004 and during the initial period ended August 30, 2003, and after giving effect to the amendment described below the Company was required to pay $389, $924 and $1,105 to the Private Company which was charged to selling, general and administrative expenses from continuing operations for the fiscal years ended August 27, 2005, August 28, 2004 and August 30, 2003, respectively.  On November 18, 2004, the Management Agreement and License pursuant to which the Company is required to make such payments to the Private Company was amended such that the Private Company has agreed to waive its rights to receive the payments described above during the period commencing January 1, 2005 through August 31, 2007.  This waiver also covers any payments during such period in the event that the settlement agreements are approved by the court and become effective during such period.

The Management Agreement and License expires in 2049 and may be terminated by an arbitrator for material breach.  The Management Agreement also terminates upon purchase by the Company of the Private Company’s stores pursuant to the Option Agreement described below.  If terminated for a reason other than a purchase, the Company would be unable to sell furniture other than leather furniture in New York, except in certain counties and, accordingly, would have to either sell the Company’s Jennifer Convertibles stores to the Private Company, close them or convert them to Jennifer Leather stores.  In addition, in case of such termination the Company would have to make up certain shortfalls, if any, in the Private Company sales in cash or by delivery of stores in New York meeting certain sales volume requirements.

In settlement of certain disputes as to amounts aggregating $4,722 due from the Private Company, all of which have been fully reserved, the Private Company executed three notes to the Company in the aggregate principal amount of $2,600, including a note in the principal amount of $200 due over three years and bearing interest at 6% per annum, a note in the principal amount of $1,400 due over five years and bearing interest at 6% per annum, and a note in the principal amount of $1,000 due over five years without interest.  The $200 note relates to reimbursement of certain legal fees and administrative costs incurred in connection with the Settlement Agreements for which no receivable had previously been recorded by the Company.  The Private Company prepaid the notes and as of August 27, 2005, the Company received proceeds of $2,000 in principal on the notes due from the Private Company.  During October 2005, the Company received the balance of $600 in principal on the notes due from the Private Company.  During fiscal 2005, the Company has reversed $2,400 of its reserve for uncollectible accounts due from the Private Company which amount is included in operations and wrote off the $2,322 balance due from the Private Company against the reserve.  In addition, the $200 expense reimbursement is included in fiscal 2005 operations.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

(3) Agreements and Transactions with Private Company  (continued)

 Settlement agreements:  (continued)

Pursuant to an Option Agreement, the Company has received the option to purchase the assets relating to the Private Company’s stores for a period of 10 years beginning on April 30, 2015 at a purchase price starting at $8,125, and decreasing over the term of the option, plus the assumption of approximately $5,000 principal amount of notes due to Messers. Greenfield and Seidner, and declining over the term of the option.

A monitoring committee was set up to review, on an on-going basis, the relationships between the Private Company and the Company in order to avoid potential conflicts of interest between the parties.  The monitoring committee will remain in effect for five years commencing April 30, 2005, the date of court approval of the settlement agreements.

Effective June 23, 2002, the Company amended the warehouse agreement with the Private Company whereby the Private Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Private Company on and after such date through August 27, 2005 and assumed all performance obligations and risk of loss thereunder.  Subsequent to August 27, 2005, the agreement was extended effective August 28, 2005 through August 30, 2008.  The Company has no obligation with respect to such plans.  The Private Company is entitled to receive a monthly payment of $50, payable by the Company 85 days after the end of the month, subject to an adjustment based on the volume of annual sales of the plans.  The Company retains any remaining revenue from the sales of the plans. Payments to the Private Company amounted to $500, $550 and $450 for the fiscal years ended in 2005, 2004 and 2003, respectively.  In addition, for a payment of $400 by the Company, the Private Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Private Company prior to June 23, 2002.  Accordingly, the Company has no obligations for any claims filed after June 23, 2002.

Transactions with the Private Company:

The Company purchased merchandise for itself, its wholly owned subsidiaries, unconsolidated licensees and the Private Company.  During the fiscal years ended August 27, 2005, August 28, 2004 and August 30, 2003, approximately $11,347, $10,978 and $10,232, respectively, of inventory at cost was purchased by the Private Company and the unconsolidated licensees through the Company.  These transactions are not reflected in the consolidated statements of operations of the Company and do not impact the Company’s earnings.  The Company receives the benefit of any vendor discounts and allowances in respect of merchandise purchased by the Company on behalf of its subsidiaries and certain other licensees.  The Private Company receives the benefit of any discounts refunded or credited by suppliers in respect of merchandise purchased by the Private Company through the Company.  Except for “special orders” representing goods with fabric specially ordered by a customer of a Private Company store, which are transferred to the Private Company when the merchandise is received by the Company at its warehouse, the Company maintains title to inventory purchased on behalf of the Private Company until the Private Company sells it.  The Company is solely responsible for payment to the merchandise vendors.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

(3)       Agreements and Transactions with Private Company  (continued)

Transactions with the Private Company:  (continued)

Included in the consolidated statements of operations are the following amounts charged by and to the Private Company:

	Increase (Decrease)
	Year Ended
	August 27,	August 28,	August 30,
	2005	2004	2003

Net sales:
Royalty income	$ 122	$ 110	$ 105
Warehouse fees	1,418	1,370	1,176
Delivery charges	2,437	2,367	1,746

Total charged to the Private Company	$ 3,977	$ 3,847	$ 3,027

Revenue from service contracts:
Fabric protection fees charged by the Private Company	$ (500)	$ (550)	$ (450)

Selling, general and administrative expenses:
Administrative fees paid by the Private Company	$ (112)	$ (27)	-
Advertising reimbursement paid by the Private Company	(1,498)	(1,465)	$ (1,468)
Royalty expense paid to the Private Company (a)	267	400	400
Expense related to shortfall payments charged by the
Private Company (a)	467	1,201	1,326

Net charged by (to) the Private Company	$ (876)	$ 109	$ 258

 (a) Effective January 1, 2005, the Private Company waived its rights to receive shortfall payments through August 31, 2007 and royalties through April 30, 2005, the date of court approval of the settlement agreements.

 The Company has no equity interest in the Private Company.

 (4)       Sales of Receivables

The Company finances sales and sells financed receivables on a non-recourse basis to an independent finance company.  The Company does not retain any interests in or service the sold receivables.  The selling price of the receivables represents the amount due from the customer less a fee.  Fees paid to the finance company, which amounted to $338, $207,and $2,633, for the fiscal years ended August 27, 2005, August 28, 2004 and August 30, 2003, respectively, are included in selling, general and administrative expenses from continuing operations.  Proceeds received from the sale of the receivables amounted to $23,929, $27,076, and $43,111, for the fiscal years ended August 27, 2005, August 28, 2004 and August 30, 2003, respectively.  The increase in the fees paid to the finance company during the fiscal year 2005 is due to rate increases for certain promotions.   The decrease in the fees paid and proceeds received in 2004 as compared with fiscal 2003 is due to the decrease in private label card sales.  Accounts receivable in the accompanying balance sheets represent amounts due from the finance company for certain sales made in August of each year.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

(5)      Store Fixtures, Equipment and Leasehold Improvements

Store fixtures, equipment and leasehold improvements consist of the following:

			Estimated
	August	August	Useful Lives
	27, 2005	28, 2004	(in Years)

Store fixtures and furniture	$ 5,302	$ 5,631	5 to 10
Leasehold improvements	8,632	9,125	1 to 15
Computer equipment and software	1,805	1,787	3 to 10

	15,739	16,543
Less accumulated depreciation and amortization	(13,480)	(13,511)

	$ 2,259	$ 3,032

(6)       Transactions with Klaussner

The Company and Klaussner Furniture Industries Inc. (“Klaussner”), one of the Company’s larger suppliers and the owner of the outstanding shares of the Company’s Series A convertible preferred stock, executed a Credit and Security Agreement in March 1996 that effectively extended the payment terms for merchandise shipped from 60 days to 81 days and provided Klaussner with a security interest in all the Company’s assets, including accounts receivable, inventory, store fixtures and equipment, as well as the assignment of leaseholds, trademarks and a license agreement to operate the Company’s business in the event of default and non-payment.  The Company agreed to pay Klaussner a late payment fee of .67% per month times the sum of all invoices outstanding for more than 60 days at each month-end.  In May 2003, the Company executed a Termination Agreement and Release whereby Klaussner released the liens on the Company’s assets.  As of August 27, 2005 and August 28, 2004, the Company owed Klaussner $3,157 and $4,483, respectively.  The Company purchased approximately 30% (2005), 42% (2004) and 60% (2003) of its inventory from Klaussner.

Purchase allowances of $577 (2005), $836 (2004) and $1,162 (2003) were obtained from Klaussner, which reduced cost of sales from continuing operations.  The Company receives a purchase price reduction from Klaussner in exchange for the Company assuming responsibility for and incurring any costs of warranty work that has to be performed on merchandise acquired from this vendor.  The price reduction relates to all purchases and is recorded as a reduction in the cost of the merchandise purchased, and is included in cost of sales from continuing operations upon sale of the merchandise.

In addition to the price reduction, the Company also receives a price reduction from Klaussner on all of its purchases relating to how the merchandise is shipped to the Company.  Such credits are also recorded as reductions in the cost of the merchandise purchased, and are included in cost of sales from continuing operations upon sale of the merchandise.

On December 11, 1997, the Company sold to Klaussner 10,000 shares of Series A preferred stock for $5,000.  These shares are non-voting, have a liquidation preference of $5,000, do not pay dividends (except if declared on the common stock) and are convertible into 1,424,500 shares of the Company’s common stock.  In addition, as long as Klaussner owns at least 10% of the Company’s outstanding common stock, assuming conversion, it has the right of first refusal to purchase any common stock or equivalents sold by the Company at less than $3.51 per share. In connection therewith and as a result of the Company granting options to employees to purchase shares of common stock at $2.00 per share, on January 18, 2001, the Company granted Klaussner an option to purchase 18,730 shares of common stock at an exercise price of $2.00 per share.  The option expires in January 2011.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

On December 8, 1999, Klaussner granted to the Company’s Chief Executive Officer an option to purchase 2,106 shares of preferred stock owned by Klaussner.  Such shares are convertible into 300,000 shares of the Company’s common stock.  The exercise price of the option is $5.00 per share of such underlying common stock.  The option expired on August 31, 2004.

On December 15, 2004, Klaussner granted to the same executive, Harley Greenfield, options which expire on November 30, 2009, to purchase 2,106 shares of the Company’s Series A Preferred Stock, at an exercise price of $712.25 per share.  Such shares are convertible into an aggregate of 300,000 shares of the Company’s common stock.  The exercise price of the options is equivalent to $5.00 per share of underlying common stock which was greater than the quoted market price of the common stock on the date of grant.

(7)       Transactions with Caye

In July 2005, the Company entered into a Credit Facility with Caye Home Furnishings, LLC and its affiliates (“Caye”) who is also a vendor of the Company.  Under the credit facility the Company can draw down up to $10 million for the purchase from Caye of merchandise subject to a formula based on eligible accounts receivable, inventory and cash in deposit accounts.  The borrowings under the Credit Agreement are due 105 days from the date goods are received by the Company and bear interest for the period between 75 and 105 days at prime plus .75%.  If the borrowings are not repaid after 105 days the interest rate increases to prime plus 2.75%

The credit facility is collateralized by a security interest in all of the Company’s assets, excluding restricted cash and the annuity contract.  Under the terms of the Credit Facility the Company is required to maintain a fixed charge coverage ratio, as defined, for a trailing four quarter period and a minimum cash balance in deposit accounts.  The Credit Facility also prohibits the Company from incurring certain additional indebtedness, liens, certain guarantees or distributions to common stockholders; limits certain investments, and certain advances or loans and restricts substantial asset sales and capital expenditures.

Approximately 49% of the Company’s purchases of merchandise was from Caye during fiscal 2005.  As of August 27, 2005, the Company owed Caye approximately $9,858, no portion of which exceeded the 75 day payment terms. Such amount is included in accounts payable, trade on the accompanying 2005 consolidated balance sheet.

(8)       Income Taxes

Components of income tax expense (benefit) applicable to continuing operations are as follows:

	Year Ended
	August 27,	August 28,	August 30,
	2005	2004	2003
Current:
Federal	$ -	$ (314)	$ (214)
State	92	170	181

Deferred:
Federal	1,569(a)	985 (a)	(418)
State	208(a)	132(a)	(115)

	$ 1,869	$ 973	$ (566)

(a) Represents increase in valuation allowance related to the beginning of the year deferred tax asset balance.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

Expected tax (benefit) applicable to continuing operations based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	Year Ended
	August 27,	August 28,	August 30,
	2005	2004	2003

“Expected” tax benefit	(34.0)%	(34.0)%	(34.0)%
Increase (reduction) in taxes resulting from:
State and local income tax, net of federal income
tax effect	8.6%	6.8%	2.1%
Non-deductible items	0.1%	2.2%	2.0%
Other	(1.7) %	(3.5) %	(5.8)%
Utilization of net operating loss carryforwards and
benefit from reversal of (net of originating), deductible
temporary differences	0.0%	0.0%	(10.0)%
Increase in valuation allowance	202.9%	67.7%	27.8%

Actual tax expense (benefit)	175.9%	39.2%	(17.9)%

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

	Year Ended
	August 27,	August 28,
	2005	2004

Deferred tax assets:
Net operating loss carryforward	$ 5,028	$ 2,323
Reserve for loans and advances	-	1,818
Deferred rent expense	1,387	1,466

Excess of tax over book basis of leasehold
improvements	1,918	1,921
Inventory capitalization	256	253
Other expenses for financial reporting, not yet
deductible for taxes	215	244

Total deferred tax assets, before valuation
allowance	8,804	8,025
Less valuation allowance	(8,657)	(6,093)

Total deferred tax assets	147	1,932

Deferred tax liabilities:
Excess of book over tax basis of store fixtures and
equipment	147	155

Net deferred tax asset	$ -	$ 1,777

As of August 27, 2005, the Company has a net operating loss carryforward of $12,402 which expires in years 2023 through 2025.  Such amount includes a net operating loss incurred during the year ended August 30, 2003, which the Company elected not to carryback.

A valuation allowance has been established to offset the deferred tax asset to the extent the Company has not determined that it is more likely than not that the future tax benefits will be realized.  During the years ended August 27, 2005, August 28, 2004 and August 30, 2003 the valuation allowance increased by $2,564, $1,944 and $1,181 respectively.  The increase in the valuation allowance in fiscal year 2005 and 2004 includes $1,777 and $1,118, respectively related to the beginning of the year balances resulting from a change in judgment about the realization of tax benefits in future years due to losses incurred by the Company in fiscal 2005 and fiscal 2004.

(9) Warrant

 On March 30, 2005, in connection with the settlement of the derivative litigation (see Note 12 – Consulting agreement), as additional compensation for consulting services, the Company issued to a consultant a warrant to purchase 150,000 shares of common stock, at an exercise price of $2.37 per share.  The warrant expires ten years from the date of issuance and vests as follows: 50,000 shares upon issuance, 50,000 shares on the first anniversary thereof, and 50,000 shares on the second anniversary thereof.  The warrant will become fully vested if the closing price of the Company’s common stock exceeds $7.00 per share for five consecutive trading days.  In the event the consulting agreement is terminated for any reason, including but not limited to the Consultant’s death or disability, the warrant shall immediately become exercisable with respect to remaining unvested shares effective the date of such termination. The fair value of the warrant on the date of issuance was approximately $146 utilizing the Black-Scholes option-pricing model with the following assumptions:  40% volatility, five-year expected life, risk-free interest rate of 4.27 % and a dividend

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

yield ratio of 0%.  During the fiscal year ended August 27, 2005, the Company amortized approximately $48 as consulting fees.

(10) Stock Option Plans

At the Company’s annual meeting of stockholders, which was held on September 9, 2003, the 2003 Stock Option Plan was adopted, under which 700,000 common shares were reserved for issuance for grants of incentive and non-qualified options to selected employees, officers, directors, agents, consultants and independent contractors of the Company.  The exercise price with respect to qualified incentive options may not be less than 100% of the fair market value of the common stock at the date of grant.  As of August 27, 2005, no options have been granted under the 1997 Plan and 383,333 options have been granted under the 2003 Stock Option Plan.  Outstanding stock options represent options granted under plans which have expired plus options granted outside plans pursuant to individual stock option agreements.

Additional information with respect to outstanding stock options is as follows:

	Options		Exercisable Options
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price	Number of	Price
	Shares	Per Share	Shares	Per Share

Outstanding at August 31, 2002	2,144,277	2.89	1,610,773	$ 2.81
Granted	844,500	3.89
Exercised	(9,000)	2.00
Expired	(35,000)	13.13
Canceled	(6,000)	2.00

Outstanding at August 30, 2003	2,938,777	3.06	1,894,699	$ 2.65
Granted	0
Exercised	0
Expired	0
Canceled	0

Outstanding at August 28, 2004	2,938,777	$ 3.06	2,375,777	$ 2.87

Granted	383,333	3.52
Exercised	(80,000)	2.00
Expired	(75,000)	2.94
Canceled	(13,500)	2.42

Outstanding at August 27, 2005	3,153,610	$ 3.15	3,153,610	$ 3.15

Summarized information about the Company’s stock options outstanding and exercisable at August 27, 2005 follows:

	Options Outstanding and Exercisable
		Weighted Average
	Number	Remaining Contractual	Weighted Average
	Outstanding	Life in Years	Exercise Price

Range of Exercise Price

$2.00 to $2.44	1,048,777	3.04	$ 2.11
$3.52 to $3.90	2,104,833	6.65	3.67

	3,153,610

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

The options granted in fiscal year 2003 were outside the stock option plans.

 As of the grant date of the options granted in 2003, the Company’s outstanding common stock and other convertible securities exceeded the 10,000,000 shares of common stock, which were authorized.  Accordingly, for financial reporting purposes, 94,999 options are deemed to be granted effective September 9, 2003, the date the stockholders approved an increase in the authorized common shares to 12,000,000.  At such date, the quoted market price of the Company’s stock exceeded the option price.  The intrinsic value of such excess was not material.

 On March 9, 2005, the Board of Directors opted to accelerate the vesting of all out of the money stock options.  The option terms were modified to reduce the impact of adopting the provisions of Statement of Financial Accounting Standards No. 123 (R)  (see Note 2 - Recently issued accounting standards).

(11) Discontinued Operations

During fiscal 2005, the Company closed 20 stores of which two were located in Kansas City, Missouri, one in Lenexa, Kansas, three in Connecticut, four in Pittsburgh, Pennsylvania, one in Cerritos, California, one in West Roxbury, Massachusetts, one in Indianapolis, Indiana, one in Miami, Florida, one in Dearborn, Michigan, one upstate New York, and four in the metropolitan New York City area.  The stores in Missouri, Kansas, Connecticut, and Pittsburgh represent the only stores the Company has in those areas.  In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of stores closed have been reported as discontinued operations in the consolidated statement of operations and results for prior periods have been restated except for two stores (one in Massachusetts and one in New York City) where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area.

Revenues from stores reported as discontinued operations, amounted to $2,750, $5,347, and $4,414 for the fiscal years ended August 27, 2005, August 28, 2004, and August 30, 2003, respectively.

Losses related to store closings in fiscal 2005 of approximately $420 consist of $336 for write-off of store fixtures and leasehold improvements and $84 for lease termination costs.

(12) Commitments and Other

Leases:

The Company leases retail store locations under operating leases for varying periods through fiscal 2017, which are generally renewable at the option of the lessee.  Certain leases contain provisions for additional rental payments based on increases in certain indexes.  Future minimum lease payments for all non-cancelable leases with initial terms of one year or more consisted of the following at August 27, 2005:

Year Ending
August

2006	$ 17,929
2007	16,431
2008	14,170
2009	10,561
2010	6,941
2011 and thereafter	13,741

$ 79,773

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

Rental expense from continuing operations for all operating leases amounted to approximately $21,616, $20,921 and $18,936, net of sublease income of $180, $161 and $150 for the years ended August 27, 2005, August 28, 2004 and August 30, 2003, respectively.  In addition, the Company paid rent of $1,435, $1,127 and $965 for the years ended August 27, 2005, August 28, 2004 and August 30, 2003, respectively, in connection with bearing the expenses of operating warehouses under the Settlement Agreements with the Private Company (see Note 3).

Letter of credit:

In February 2004, the Company entered into a standby letter of credit in the amount of $110, as required by the Company’s workers’ compensation insurance provider.  The Company has purchased a certificate of deposit for the same amount from a financial institution as collateral for the letter of credit and has classified the certificate as restricted cash.

Certain limited partnership agreements:

In 1992, the Company entered into three additional Limited Partnership Agreements (the “Agreements”), which required the limited partners to invest $1,000 in each partnership.  The Agreements called for the opening of 25 Jennifer Convertible stores in each partnership.  Under the terms of the Agreements, the Company was to receive a fee of $10 per store, plus a royalty of 5% of the partnership’s sales.  The Company has recorded the operating losses of the LPs in excess of the limited partners’ capital contributions in the consolidated statements of operations (see Note 1).  As part of the Agreements, the Company received options to purchase the limited partners’ interest commencing January 1999 at a price of five times the partnership’s earnings before income taxes for the prior year, as set forth in the Agreements.

On December 31, 1996, the Private Company acquired the limited partners’ interests in these partnerships.  As of April 30, 2005, pursuant to the Settlement Agreements more fully described in Note 3, the Company acquired such interests from the Private Company at no cost and the LPs became wholly owned subsidiaries.

Certain related party transactions:

The Company incurred approximately $77, $154 and $154 of legal fees payable to a former director (and stockholder) of the Company in the fiscal years ended in 2005, 2004 and 2003, respectively.

For fiscal years 2005, 2004 and 2003, the Company paid $28, $52 and $22, respectively, in rent for a month-to-month lease for a retail store to the father of an officer, director and stockholder of the Company.

For fiscal years 2005, 2004 and 2003, the Company paid $424, $421 and $333, respectively, for furniture repair service contracts entered into with companies owned by employees of the Company.

Employment agreements:

On August 15, 1999, the Chief Executive Officer of the Company entered into a five-year renewable employment agreement, which provides for a base salary of $400 per annum, subject to certain cost of living increases, and bonuses based on earnings and revenues.  The agreement automatically renews annually and is cancellable on six months notice by either party.

On August 15, 1999, the President, Chief Financial Officer and Chief Operating Officer of the Company entered into a five-year renewable employment agreement which provides for a base salary of $400 per annum for the first three years and $500 per annum thereafter, subject to certain cost-of-living increases and bonuses based on earnings and revenues. The agreement automatically renews annually and is cancellable on six months notice by either party.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

On November 7, 2004, the Chief Executive Officer and Chief Operating Officer voluntarily reduced their annual salaries by $91 and $193, respectively.  Effective August 28, 2005, such persons began receiving their salaries at their pre reduction levels.

Consulting agreement:

The Company executed a five year consulting agreement with one of the parties objecting to the original settlement between the Private Company and the Company.   Pursuant to the agreement, the individual shall perform consulting services including, among other things, providing advice with respect to the operation and financing of the Company business; assisting the Company in identifying and communicating with potential market makers and investors; assisting the Company with strategic planning and capital-raising activities; and identifying potential strategic partners.  In consideration for his services, the individual is to be paid a fee of $50 per annum and was issued a warrant to purchase 150,000 shares of the Company’s common stock, as more fully described in Note 9.  In addition, the Company established a monitoring committee to review the relationship between the Private Company and the Company.  The aforementioned individual will be a member of the committee, and will be compensated $50 per annum for five years.

Accrued expenses and other current liabilities:

The components of accrued expenses and other current liabilities are:

	Year Ended
	August 27,	August 28,
	2005	2004

Advertising	$ 629	$ 553
Payroll and bonuses	532	455
Accounting	235	215
Warehouse expenses	36	133
Litigation settlement costs	147	253
Sales tax	550	509
Warranty	136	386
Freight	203	358
Other	1,091	847

	$ 3,559	$ 3,709

Warranties:

The aggregate changes in the liability for product warranties during the fiscal years ended 2005, 2004, and 2003 are as follows:

	Year Ended
	August 27, 2005	August 28, 2004	August 30, 2003

Warranty payable at beginning of year	$ 386	$ 554	$ 576
Amount paid during fiscal year	(235)	(760)	(854)
Revision of prior year estimate	(92)
Amount expensed during fiscal year	77	592	832

Warranty payable at end of year	$ 136	$ 386	$ 554

 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

(13) Litigation

Between December 6, 1994 and January 5, 1995, the Company was served with 11 class action complaints and six derivative action lawsuits which deal with losses suffered as a result of the decline in market value of the Company’s stock as well as the Company having “issued false and misleading statements regarding future growth prospects, sales, revenues and net income”.  In addition, the complaints in these actions assert various acts of wrongdoing by the defendants, including the Private Company and current and former officers and directors of the Company, as well as claims of breach of fiduciary duty by such individuals.

On November 30, 1998, the court approved the settlement of class action litigation.  The settlement provided for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7,000 in cash and preferred stock having a value of $370.  The cash portion of the settlement was funded entirely by insurance company proceeds.  The Company issued 26,664 shares of Series B preferred stock, convertible into 18,664 shares of the Company’s common stock, and in November 2003 issued an additional 30,717 shares of Series B preferred stock, convertible into 21,501 shares of the Company’s common stock based on valid proofs of claims actually filed.  These shares are non-voting, have a liquidation preference of $5.00 per share ($287) and accrue dividends at the rate of $.35 per share per annum.  In June 2003, the Company paid accrued dividends through April 30, 2003 amounting to $88 including $17 of dividends applicable to shares to be issued in November 2003.  Accumulated unpaid dividends for the period May 1, 2003 through August 27, 2005 amounted to $47.  The preferred stock is convertible at the option of the Company at any time after the common stock trades at a price of at least $7.00 per share.

 On July 6, 2001, the Private Company and the Company entered into a series of agreements designed to settle the derivative action among the Private Company, certain of the Company’s current and former officers and directors and certain of the Company’s former accounting firms and the Company.  Effectiveness of the agreements was subject to certain conditions, including court approval and receipt by the Company of a fairness opinion or appraisal.  The Company also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval.

On February 4, 2005, the United States District Court for the Eastern District of New York approved the settlement of the derivative lawsuit.  In connection with the settlement, the Court approved the series of agreements that the Company entered into with the Private Company as referred to above.  Pursuant to the settlement agreements, such agreements became effective April 30, 2005.  Accrued expenses in the accompanying balance sheet at August 27, 2005 includes $147 for estimated remaining settlement costs in connection with the derivative litigation accrued in a prior year.  See Note 15.

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

 On April 5, 2004, the Attorney General of the State of New York filed a motion for contempt under New York law in the Supreme Court of the State of New York, County of Albany, alleging non-compliance with an order of the Attorney General's Office obtained in 1998 which enjoined the Company from engaging in certain alleged deceptive business practices.  In the motion, the Attorney General sought a court order holding the Company in civil and criminal contempt for violations of the 1998 order and a fine in the amount of $5 per day for each day it has allegedly disobeyed the 1998 order and certain other fees, as well as an unspecified amount of monetary damages to the petitioners.  On July 8, 2004, the Company and the State of New York reached an agreement to settle the suit for a total of $277, which covers fines, penalties, legal

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

and administrative costs. As of August 27, 2005, the Company has paid $138 in expenses in connection with the litigation, representing its half of the settlement, with the other half paid by the Private Company pursuant to a separate agreement between the two companies.  As of August 27, 2005, restitution payments to consumers total $46 and the Company believes that any additional amounts which may be paid will not be material.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

(14) Quarterly Results of Operations (Unaudited)

  The following is a summary of the quarterly results of operations for the years ended August 27, 2005, and August 28, 2004:

	Thirteen Weeks Ended
	November 27,	February 26,	May 28,	August 27,
	2004	2005	2005	2005
	(e)	(e)	(e)
Revenue:
Net sales	$ 28,577	23,552	28,532	33,152
Revenue from service contracts	1,957	1,605	2,095	2,437
	30,534	25,157	30,627	35,589
Cost of sales, including store
occupancy, warehousing,
delivery, and service costs	21,820	19,335	21,728	24,253
Income (loss) from continuing operations before income taxes	(2,009)	(3,183)	1,499	2,631
Income tax expense (benefit)	55	1,783(b)	49	(18)
Income (loss) from continuing operations	(2,064)	(4,966)	1,450	2,649
Income (loss) from discontinued operations	(401)	(397)	(77)	(64)
Net income (loss)	$ (2,465)	$ (5,363)	$ 1,373(c)	$ 2,585(c)
Basic net income (loss) per share (d)	($ 0.43)	($ 0.93)	$ 0.19(c)	$ 0.36(c)
Diluted net income (loss) per share (d)	($ 0.43)	($ 0.93)	$ 0.19(c)	$ 0.35(c)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

	Thirteen Weeks Ended
	November 29,	February 28,	May 29,	August 28,
	2003	2004	2004	2004
	(e)	(e)	(e)	(e)
Revenue:
Net sales	30,449	29,141	31,323	29,472
Revenue from service contracts	2,148	2,065	2,221	2,003
	32,597	31,206	33,544	31,475
Cost of sales, including store
occupancy, warehousing,
delivery, and service costs	22,802	22,602	22,887	22,685
(Loss) income from continuing operations before income taxes	(1,636)	(702)	1,341	(1,484)
Income tax expense	32	30	29	882(a)
Income (loss) from continuing operations	(1,668)	(732)	1,312	(2,366)
Income (loss) from discontinued operations	(23)	(395)	(29)	(241)
Net income (loss)	$ (1,691)	$ (1,127)	$ 1,283	$ (2,607)
Basic net income (loss) per share (d)	($ 0.30)	($ 0.20)	$ 0.18	($ 0.46)
Diluted net income (loss) per share (d)	($ 0.30)	($ 0.20)	$ 0.17	($ 0.46)

(a) Includes $1,118 ($0.20 per share) increase in valuation allowance related to the beginning of the year deferred tax asset balance (see Note 8).

(b) Includes $1,777 ($0.30 per share) increase in valuation allowance related to the beginning of the year deferred tax asset balance (see Note 8).

(c) Includes income from recovery of prior year receivables and other amounts due from Private Company of $2,000 ($.35 per share) and $600 ($.10 per share) in the thirteen weeks ended May 28, 2005 and August 27, 2005, respectively.

(d) The sum of the four quarters differs from the loss per share for the year as common shares issuable upon conversion of the series A participating preferred stock are included in the weighted average number of common shares in calculating per share amounts in quarters that reflect net income whereas such common shares are not included in calculating the loss per share for the year as they are anti-dilutive.

 (e) As discussed further in Note 11, during each of the quarters of fiscal 2005, the Company closed stores of which the results of 18 closed stores have been classified as discontinued operations for current and prior periods.  As a result, revenue and cost of sales for the first three quarters of fiscal 2005 and each of the quarters in fiscal 2004 have been restated to reflect only the Company’s continuing operations.  In addition, results for the above periods have been restated to reflect a reclassification to continuing operations of certain advertising expenses previously allocated to discontinued operations and to correct amounts previously reported as discontinued operations.  There was no effect on previously reported net income (loss) for any of the quarters as a result of the above.  Below is a reconciliation of amounts as previously reported in the Company’s quarterly reports on Form 10Q and with respect to the fourth quarter of fiscal 2004 in the Company’s annual report on Form10k to the restated amounts reported above.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

	Thirteen Weeks Ended
	November 27,	February 26,	May 28,
	2004	2005	2005
Revenue:
As previously reported	$31,660	$24,870	$30,647
Correction of error	-	684	289
Stores closed in subsequent periods	(1,126)	(397)	(309)
As restated	$30,534	$25,157	$30,627

Cost of sales:
As previously reported	$22,787	$19,145	$21,847
Correction of error	-	580	223
Stores closed in subsequent periods	(967)	(390)	(342)
As restated	$21,820	$19,335	$21,728

Income (loss) from continuing operations:
As previously reported	($2,288)	($4,814)	$1,325
Correction of error	-	(258)	(29)
Stores closed in subsequent periods	352	195	212
Reclassification of advertising	(128)	(89)	(58)
As restated	($2,064)	($4,966)	$1,450

Income (loss) from discontinued operations
As previously reported	($177)	($549)	$48
Correction error	-	258	29
Stores closed in subsequent periods	(352)	(195)	(212)
Reclassification of advertising	128	89	58
As restated	($401)	($397)	($77)

	Thirteen Weeks Ended
	November 29,	February 28,	May 29,	August 28,
	2003	2004	2004	2004
Revenue:
As previously reported	$33,724	$30,926	$33,536	$32,715
Correction of error	-	663	315	-
Stores closed in subsequent periods	(1,127)	(383)	(307)	(1,240)
As restated	$32,597	$31,206	$33,544	$31,475

Cost of sales:
As previously reported	$23,740	$22,414	$22,921	$23,727
Correction of error	-	545	247	-
Stores closed in subsequent periods	(938)	(357)	(281)	(1,042)
As restated	$22,802	$22,602	$22,887	$22,685

Income (loss) from continuing operations:
As previously reported	($1,775)	($595)	$1,383	($2,607)
Correction of error	-	(162)	(34)	-
Stores closed in subsequent periods	258	120	63	241
Reclassification of advertising	(151)	(95)	(100)	-
As restated	($1,668)	($732)	$1,312	($2,366)

Income (loss) from discontinued operations
As previously reported	$84	($532)	($100)	$-
Correction of error	-	162	34	-
Stores closed in subsequent periods	(258)	(120)	(63)	(241)
Reclassification of advertising	151	95	100	-
As restated	($23)	($395)	($29)	($241)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 27, 2005, August 28, 2004 and August 30, 2003

(in thousands, except for share amounts)

(15) Subsequent Events

On September 6, 2005, the Company’s Board of Directors declared a dividend of $.35 per share aggregating $50 payable November 8, 2005 to Series B Convertible Preferred Stock shareholders of record on October 29, 2005.

On November 7, 2005, the Company issued 31,499 shares of Series B Convertible Preferred Stock, convertible into 22,049 shares of the Company’s common stock, in connection with the settlement of the derivative litigation as more fully described in Note (13) - Litigation.  These shares are non-voting, have a liquidation preference of $5.00 per share and accrue dividends at the rate of $.35 per share per annum.

On September 27, 2005, the Company entered into two new lease agreements for new warehouse locations in New Jersey.  There is a five year obligation for rent aggregating $1,847 and a five month obligation for $139.  The Private Company has agreed to guarantee the new lease on the five year obligation.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Balance at Beginning of Period

Charged to Expenses

Charged to Other Accounts

Deductions

Balance at End of Period

2005

Deducted from asset accounts:

     Allowance for uncollectible amounts

        due from Private Company

$     4,722

$            -

$            -

$    4,722 (1)

$          -

     Allowance for inventory obsolescence

          215

              -

              -

2004

Deducted from asset accounts:

     Allowance for uncollectible amounts

        due from Private Company

$     4,722

$           -

$            -

$            -

$     4,722

     Allowance for inventory obsolescence

           28

              -

              -

2003

Deducted from asset accounts:

     Allowance for uncollectible amounts

        due from Private Company

$     4,754

$            -

$            -

$         32 (2)

$     4,722

     Allowance for inventory obsolescence

              -

          187

              -

              -

          187

(1) Includes write off for uncollectible amounts due from the Private Company of $2,322 and reversal of allowance for $2,400 recovered from the Private Company in connection with settlement of disputes (see Note 3 to consolidated financial statements).

(2) Represents recovery of uncollectible amounts due from the Private Company .