Form 10-Q
period 2005-11-26
JENNIFER CONVERTIBLES INC
filed 2006-01-10
CIK 806817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D C.  20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 26, 2005

or

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

Yes    X          No ____

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                No      X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                No      X

As of January 9, 2006, 5,839,058 shares of the issuer’s common stock, par value $.01, were outstanding.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	November 26, 2005
ASSETS	(Unaudited)	August 27, 2005

Current assets:
Cash and cash equivalents	$11,174	$7,177
Restricted cash	111	111
Accounts receivable	1,261	1,089
Merchandise inventories, net	12,472	13,366
Due from Private Company, net of reserves of $0
at November 26, 2005 and August 27, 2005	4,561	4,890
Prepaid expenses and other current assets	896	1,072
Total current assets	30,475	27,705

Store fixtures, equipment and leasehold improvements, at cost, net	2,166	2,259
Annuity contract	1,020	1,013
Deferred lease costs and other intangibles, net	30	31
Goodwill, net	1,650	1,650
Other assets (primarily security deposits)	624	557

	$35,965	$33,215

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current liabilities:
Accounts payable, trade	$17,802	$18,612
Customer deposits	9,841	7,840
Accrued expenses and other current liabilities	4,123	3,559
Due to Private Company	550	450
Deferred rent and allowances - current portion	524	551
Total current liabilities	32,840	31,012

Deferred rent and allowances, net of current portion	3,044	3,051
Total liabilities	35,884	34,063

Commitments and contingencies

Stockholders' Equity (Capital Deficit)
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred-10,000 shares issued and
outstanding at November 26, 2005 and August 27, 2005
(liquidation preference $5,000)	-	-
Series B Convertible Preferred-issued and outstanding 88,880 shares at November 26, 2005 and 57,381 shares at August 27, 2005
(liquidation preference $444 and $287, respectively)	1	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares at November 26, 2005 and
August 27, 2005; issued and outstanding 5,793,058 shares at
November 26, 2005 and August 27, 2005	58	58
Additional paid-in capital	28,016	27,935
Accumulated deficit	(27,994)	(28,842)
	81	(848)

	$35,965	$33,215

See Notes to Consolidated Financial Statements.

2

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Thirteen weeks ended
	November 26,	November 27,
	2005	2004
Revenue:
Net sales	$33,399	$28,484
Revenue from service contracts	2,441	1,949
	35,840	30,433

Cost of sales, including store occupancy,
warehousing, delivery and service costs	24,278	21,738

Selling, general and administrative expenses	10,713	10,458

Depreciation and amortization	200	272
	35,191	32,468

Income (loss) from operations	649	(2,035)

Interest income	79	23

Income (loss) from continuing operations before income taxes	728	(2,012)

Income tax expense	45	55

Income (loss) from continuing operations	683	(2,067)

Income (loss) from discontinued operations (including income (loss) on
store closings of $195 and ($134) in fiscal 2006 and 2005, respectively)	165	(398)
		.
Net income (loss)	$848	($2,465)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.09	($0.36)
Income (loss) from discontinued operations	0.02	(0.07)
Net income (loss)	$0.11	($0.43)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.09	($0.36)
Income (loss) from discontinued operations	0.02	(0.07)
Net income (loss)	$0.11	($0.43)

Weighted average common shares outstanding	5,793,058	5,744,725

Common shares issuable on conversion of Series A
participating preferred stock	1,424,500	-

Total weighted average common shares outstanding
basic	7,217,558	5,744,725

Effect of potential common share issuance:
Stock options	216,546	-
Warrants	221,979	-
Series B convertible preferred stock	44,770	-

Weighted average common share outstanding
diluted	7,700,853	5,744,725

See Notes to Consolidated Financial Statements.

3

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Thirteen weeks ended
	November 26,	November 27,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$848	($2,465)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities of continuing operations:
Depreciation and amortization	200	272
(Income) loss from discontinued operations	(165)	398
Loss on disposal of equipment	-	7
Interest earned on annuity contract	(7)	(8)
Deferred rent	(25)	(17)
Changes in operating assets and liabilities, net of effects
from discontinued operations:
Merchandise inventories-net	861	221
Prepaid expenses and other current assets	176	336
Accounts receivable	(173)	(223)
Due from Private Company-net	429	(480)
Other assets, net	(69)	(1)
Accounts payable, trade	(810)	3,365
Customer deposits	2,013	621
Accrued expenses and other current liabilities	899	1,070
Net cash provided by operating activities of continuing operations	4,177	3,096

Cash flows from investing activities:
Capital expenditures	(108)	(125)
Net cash (used in) investing activities from continuing operations	(108)	(125)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	100
Dividends on Series B convertible preferred stock	(50)	-
Net cash (used in) provided by financing activities from continuing operations	(50)	100

Net increase in cash and cash equivalents from continuing operations	4,019	3,071

Net (decrease) increase in cash and cash equivalents from discontinued operations	(22)	25

Cash and cash equivalents at beginning of period	7,177	3,294

Cash and cash equivalents at end of period	$11,174	$6,390

Supplemental disclosure of cash flow information:

Income taxes paid	$6	$117

Issuance of preferred stock in connection with derivative settlement	$131	$-

See Notes to Consolidated Financial Statements.

4

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 26, 2005

(In thousands, except for share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1:          BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals plus other adjustments referred to in Note 3) considered necessary for a fair presentation have been included.  The operating results for the thirteen-week period ended November 26, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2006.

The balance sheet as of August 27, 2005 has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 27, 2005, as filed with the Securities and Exchange Commission.

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

NOTE 2:          MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

	November 26, 2005	August 27, 2005
Showrooms	$5,974	$6,097
Warehouses	6,498	7,269
	$12,472	$13,366

Vendor discounts and allowances in respect of merchandise purchased by the Company are included as a reduction to the cost of inventory on hand and cost of sales upon sale of the merchandise.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 26, 2005

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

The Company also derives revenues from the sale of service contracts related to lifetime protection plans.  Prior to an amendment to the Company’s Warehouse Agreement with a related private company  (the “Private Company”), as described below, the Company was responsible for providing services related to separately priced fabric protection plans.

The Company amended its warehouse agreement with the Private Company, whereby, effective June 23, 2002, the Private Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Private Company on or after such date through August 27, 2005 and assumed all performance obligations and risk of loss thereunder.  On November 18, 2005, the agreement was extended effective August 28, 2005 through August 30, 2008.  The Company has no obligation with respect to such plans.  The Private Company receives a monthly payment of $50, subject to an adjustment based on the annual volume of sales of the plans.  In addition, for a payment of $400 (payable $50 per month beginning three months after the date of the agreement) to be made by the Company, the Private Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Private Company prior to June 23, 2002.  Accordingly, the Company has no obligations for any claims filed after June 23, 2002 and revenue from the sale of fabric protection plans is recognized upon delivery of the merchandise.

The Company is entitled to royalty income from two stores owned by the Private Company and one store owned by an Unconsolidated Licensee that is managed by the Private Company.  Royalty income from the three stores amounted to $45 and $30 for the thirteen weeks ended November 26, 2005 and November 27, 2004, respectively.  Such amounts are included in net sales in the consolidated statements of operations.

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 26, 2005

(In thousands, except for share amounts)

There was no occurrence of a trigger event during the thirteen-week period ended November 26, 2005, and therefore, the Company did not test goodwill for impairment.

NOTE 5:          CONTINGENCIES

The Derivative Litigation

Beginning in December 1994, a series of six actions were commenced as derivative actions on the Company’s behalf against certain present and former officers and directors of the Company, the Private Company and others.

The complaints in each of these actions assert various acts of wrongdoing by the defendants, as well as claims of breach of fiduciary duty by the Company’s present and former officers and directors. The Company had entered into settlement agreements with respect to the derivative litigation, subject, in the case of certain of those agreements, to court approval of the settlement by a certain date.  Such court approval was not obtained by such date, and in July 1998, the Private Company exercised its option to withdraw from the settlement.

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

On February 4, 2005, the United States District Court for the Eastern District of New York approved the settlement of the derivative lawsuit.  In connection with the settlement, the Court approved the series of agreements that the Company entered into with the Private Company as referred to above.  Pursuant to the settlement agreements, such agreements became effective April 30, 2005.  Please see the Company’s Annual Report on Form 10-K for the year ended August 27, 2005, as filed with the Securities and Exchange Commission, for a more complete description of the terms of the settlement.

On November 7, 2005, the Company issued an additional 31,499 shares of Series B Convertible Preferred Stock, convertible into 22,049 shares of the Company’s common stock, in connection with the settlement of the derivative litigation.  The Series B Preferred Stock shares are non-voting, have a liquidation value of $5.00 per share and accrue dividends at a rate of $.35 per share per annum.  On September 6, 2005, the Company’s Board of Directors declared a dividend of $.35 per share aggregating $50 payable November 8, 2005 to Series B Convertible Preferred Stock shareholders of

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 26, 2005

(In thousands, except for share amounts)

record on October 29, 2005.  Accumulated unpaid dividends for the period from October 30, 2005 through November 26, 2005 on the 88,880 Series B Preferred Stock outstanding amounted to $2.  The preferred stock is convertible at the option of the Company at any time after the Common Stock trades at a price of at least $7.00 per share.

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

NOTE 6:          TRANSACTIONS WITH THE PRIVATE COMPANY

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Private Company:

	Thirteen weeks ended
	November 26,	November 27,
	2005	2004
Net Sales:
Royalty income	$45	$30
Warehouse fees	413	369
Delivery charges	802	608
	$1,260	$1,007

Revenue from Service Contracts:
Fabric protection fees charged by the Private Company	($150)	($150)

Selling, General and Administrative Expenses:
Purchase administration fees paid by the Private Company	($28)	($28)
Advertising reimbursement paid by the Private Company	(377)	(369)
Royalty expense paid to the Private Company (a)	100	100
Expenses related to shortfall payments charged by the Private Company (a)	-	367
	($305)	$70

(a) Effective January 1, 2005, the Private Company waived its rights to receive shortfall payments through August 31, 2007 and royalties through April 30, 2005, the date of court approval of the settlement agreements.

The Company has no equity interest in the Private Company.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 26, 2005

(In thousands, except for share amounts)

NOTE 7:          STOCK OPTION PLANS

  In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which replaces SFAS 123 and supersedes APB Opinion No. 25.  Under the provisions of SFAS 123(R), companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  The statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly has been adopted by the Company in the first quarter of fiscal 2006.  SFAS 123 (R) requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date.  On March 9, 2005, the Board of Directors opted to accelerate the vesting of all out of the money stock options in order to avoid the recognition of compensation expense under SFAS 123 (R) with respect to these options.  There were no stock options granted during the thirteen week period ended November 26, 2005.

During fiscal 2005 and prior, the Company accounted for stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  The Company had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which was released in December 2002 as an amendment of SFAS No. 123.  No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Thirteen weeks ended
November 27,
2004

Net loss, as reported	$(2,465)

Deduct: Total stock-based employee
compensation expense determined
under the fair value based method	128

Pro forma net loss	$(2,593)

Basic and diluted loss per share:
As reported	$(0.43)
Pro forma	$(0.45)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 26, 2005

(In thousands, except for share amounts)

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

NOTE 8:          DISCONTINUED OPERATIONS

During fiscal 2006, the Company may close five to ten stores.  In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as stores are closed, their results are reported as discontinued operations in the consolidated statement of operations for the current and prior periods, except for those stores where in management’s judgment there will be significant continuing sales to costumers of the closed stores from other stores in the area.  During the thirteen-week period ended November 26, 2005, the Company closed a store in Indianapolis, Indiana, and its operating results were recorded in discontinued operations.  During fiscal 2005, the Company closed 20 stores, of which the operating results of 18 were reported as discontinued operations.  Revenues from the closed stores reported as discontinued operations amounted to $86 and $1,488 in the thirteen-week periods ended November 26, 2005 and November 27, 2004, respectively.  For the thirteen-week period ended November 26, 2005, the income from operations of the closed stores reported as discontinued operations was $165, including income related to store closings of $195.  The income from store closings of $195 resulted from the early termination of a lease for a store, which was closed in June 2005.  For the thirteen-week period ended November 27, 2004 losses from operations of the closed stores reported as discontinued operations amounted to $398, including loss related to store closings of $134.

NOTE 9: SUBSEQUENT EVENT

The Company received a letter dated January 5, 2006 from the American Stock Exchange (the Exchange) indicating that the Company is not in compliance with one of the Exchange's continuing listing requirement that the Company maintain a minimum Stockholder’s Equity of 4,000. This was due to losses sustained by the Company from continuing operations and/or net losses in three of its four most recent fiscal years. As of November 26, 2005, the Company’s Stockholder’s Equity was $81.

In order for the Company to maintain its Exchange listing it must submit to the Exchange its detailed plan by February 6, 2006. The Company believes it will be able to submit a detailed plan by this due date. The Exchange will review the Company’s detailed plan and if it is approved, the Company may be able to continue its listing for a period of up to eighteen months from the date of the letter. The plan will be subject to periodic monitoring by the Exchange. Assuming the Company achieves its reasonably scheduled financial milestones as determined by the Exchange, the Company will continue to be listed on the Exchange. If the Company does not achieve its scheduled financial milestones as determined by the Exchange, or its Stockholders' Equity does not equal or exceed $4,000 by the date established by the Exchange, the Company will lose its listing on the Exchange.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

Forward-Looking Information

Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended.  These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to the risk factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 27, 2005, as filed with the Securities and Exchange Commission.  In addition to statements that explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be uncertain and forward-looking.

Overview

We are the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofa beds and companion pieces such as loveseats, chairs and recliners.  We also have specialty retail stores that specialize in the sale of leather furniture.  In addition, we have stores that sell both fabric and leather furniture.

 Results of Operations

The following table sets forth, for the period indicated, the percentage of total revenue from continuing operations contributed by each class:

	Thirteen weeks ended
	November 26,	November 27,
	2005	2004

Merchandise Sales - net	81.3%	83.0%
Home Delivery Income	8.4%	7.3%
Charges to the Private Company	3.5%	3.3%
Net Sales	93.2%	93.6%

Revenue from Service Contracts	6.8%	6.4%

Total Revenue	100.0%	100.0%

Net sales from continuing operations was $33,399,000 and $28,484,000 for the thirteen-week periods ended November 26, 2005 and November 27, 2004, respectively.  Net sales from continuing operations increased by 17.3%, or $4,915,000, for the thirteen-week period ended November 26, 2005 compared to the thirteen-week period ended November 27, 2004.  Revenue from service contracts from continuing operations increased by 25.2% in the thirteen-week period ended November 26, 2005 to $2,441,000 from $1,949,000 for the thirteen-week period ended November 27, 2004.  These increases are primarily attributable to the success of a new supply chain, an increase in home delivery rates charged to customers, fewer returns and an increase in the sale of fabric protection.

Same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) increased 17.2% for the thirteen-week period ended November 26, 2005, compared to the same period ended November 27, 2004.  No stores relocated during the thirteen weeks ended November 26, 2005.  Therefore, total square footage leased did not change.

Cost of sales from continuing operations as a percentage of revenue for the thirteen-week period ended November 26, 2005 was 67.7%, compared to 71.4% for the period ended November 27, 2004.  Cost of sales from continuing operations increased to $24,278,000 for the thirteen weeks ended November 26,2005, from $21,738,000 for the thirteen weeks ended November 27, 2004.  Store occupancy costs as a percentage of revenues were 15.6 % and 18.7% for the thirteen weeks ended November 26, 2005 and November 27, 2004, respectively, reflecting lower occupancy costs and certain fixed costs spread over a increased revenue base.

Selling, general and administrative expenses from continuing operations were $10,713,000 (29.9% as a percentage of revenue) during the thirteen-week period ended November 26, 2005, compared to $10,458,000 (34.4% as a percentage of revenue from continuing operations) for the thirteen-week period ended November 27, 2004.  The increase in total expenses is primarily attributable to higher compensation expense to salespersons in the form of commissions and bonuses in the amount of $256,000, which is attributable to higher sales volume.  Selling, general and administrative expenses from continuing operations decreased as a percentage of revenue since certain fixed costs are spread over an increased revenue base.

During the thirteen-week period ended November 26, 2005, we closed one of our stores in Indiana, and its operating results were recorded in discontinued operations.  During fiscal 2005, we closed 20 stores, of which the operating results of 18 were reported as discontinued operations.  Revenues from the closed stores reported as discontinued operations amounted to $86,000 and $1,488,000 in the thirteen-week periods ended November 26, 2005 and November 27, 2004, respectively.  The income from operations of the closed stores reported as discontinued operations was $165,000, including income on store closings of $195,000, for the thirteen-week period ended November 26, 2005, compared to losses from operations of the closed stores reported as discontinued operations in the amount of $398,000, for the thirteen-week period ended November 27, 2004, including loss on store closings of $134,000.  The income from store closings of $195,000, for the thirteen-week period ended November 26, 2005, resulted from the early termination of a lease for a store, which was closed in June 2005.

Net income from continuing operations for the thirteen-week period ended November 26, 2005 was $848,000, compared to net loss of $2,465,000 for the thirteen-week period ended November 27, 2004.  This decrease in the net loss is primarily attributable to the closing of unprofitable stores, reduced overhead and successful implementation of the new supply chain.

Liquidity and Capital Resources

As of November 26, 2005, we had an aggregate working capital deficiency of $2,365,000, compared to an aggregate working capital deficiency of $3,307,000 at August 27, 2005 and had available cash and cash equivalents of $11,174,000, compared to $7,177,000 at August 27, 2005.  The increase in cash and cash equivalents is a result of longer payment terms with our principal suppliers.

Our net receivables of $4,561,000 from the private company decreased in the aggregate by $329,000 as of November26, 2005, as compared to August 27, 2005.  Pursuant to the settlement agreements, as more fully described in our Annual Report on Form 10-K for the year ended August 27, 2005, as filed with the Securities Exchange Commission, the private company owed to us $600,000 in principal on a note.  As of October 20, 2005, we collected the balance of such note.

Starting in 1995, we entered into agreements with a related private company that permit us to offset our current monthly obligations to one another for an amount up to $1,000,000.  Amounts in excess of $1,000,000 are paid in cash.  Based on the payment terms of these offset agreements, all current obligations of the private company and the unconsolidated licensees as of November 26, 2005, were paid.

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

The Credit Agreement contains various negative covenants restricting our ability to enter into a merger or sale, make guarantees, pay dividends to common stockholders, incur debt or take other actions, without the consent of the Agent.  In addition, the Credit Agreement provides for:  a fixed charge coverage ratio; a cross-default with certain other of our debt; appraisal rights; periodic reporting requirements; and other customary terms.  We may terminate the Credit Agreement at any time, so long as  all outstanding amounts have been paid in full.  We may also terminate the Credit Agreement if we have (i) maintained a tangible net worth of at least $3.0 million for 180 days and (ii) adjusted net earnings from continuing operations of at least $2.0 million for four fiscal quarters.

Pursuant to the Security Agreement, so long as amounts are outstanding under the Credit Agreement, Caye will have a first priority security interest in all of our assets and properties, including inventory, accounts receivable and equipment, as well as a license to our intellectual property in the event of a default.

As of November 26, 2005, we owed Caye $8,525,000, no portion of which exceeded the 75 day payment terms.

We finance sales and sell financed receivables on a non-recourse basis to an independent finance company.  We do not retain any interests in or service the sold receivables.  We are planning to enter into a standby letter of credit in the second quarter of fiscal 2006 in the amount of $750,000, as required by the independent finance company.  We are also planning to purchase a certificate of deposit for the same amount from a financial institution as collateral for the letter of credit.

We closed one store during the thirteen weeks ended November 26, 2005.  We spent $108,000 for capital expenditures during such thirteen-week period and we anticipate capital expenditures approximating $642,000 during the balance of fiscal 2006 to support the maintenance of existing facilities and the relocation of one of our warehouses.  We do not anticipate needing outside financing for such expansion.

We anticipate generating positive operating cash flow for the year ending August 26, 2006.  In the opinion of management, cash on hand and cash flow from operations will be adequate to fund operations during the current fiscal year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

               As of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer and Chief Financial

Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules

13a-15(e) and 15d-15(e)). Based on that evaluation, these officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries was made known to them by others within those entities, particularly during the period in which this report was being prepared.

Changes in Internal Controls

              There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.             Legal Proceedings.

                                    None.

Item 1A.           Risk Factors.

                                    None.

Item 2.            Unregistered Sales of Securities and Use of Proceeds.

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

                                                                        JENNIFER CONVERTIBLES, INC.

January 10, 2006                                            By:  /s/ Harley J. Greenfield

                                                                            Harley J. Greenfield, Chairman of the Board

                                                                             and Chief Executive Officer

January 10, 2006                                            By:  /s/ Rami Abada

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

*Filed herewith.