Form 10-Q
period 2006-02-25
JENNIFER CONVERTIBLES INC
filed 2006-04-11
CIK 806817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D C.  20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 25, 2006

or

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

Yes                No      X

As of April 11, 2006 5,856,058 shares of the issuer’s common stock, par value $.01, were outstanding.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Index

Part I - Financial Information

Item 1. - Financial Statements (Unaudited)

Consolidated Balance Sheets at February 25, 2006 (Unaudited) and August 27, 2005	2

Consolidated Statements of Operations (Unaudited) for the thirteen and twenty-six weeks ended February 25, 2006 and February 26, 2005	3

Consolidated Statements of Cash Flows (Unaudited) for the twenty-six weeks ended February 25, 2006 and February 26, 2005	4

Notes to Unaudited Consolidated Financial Statements	5

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. - Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. - Controls and Procedures	16

Part II - Other Information
Item 1. – Legal Proceedings	17
Item 1A. – Risk Factors	17
Item 2. – Unregistered Sales of Securities and Use of Proceeds	17
Item 3. – Defaults Upon Senior Securities	17
Item 4. – Submission of Matters to a Vote of Security Holders	17
Item 5. – Other Information	18
Item 6. – Exhibits	18

Signatures	19

Exhibit Index	20

First Amendment to Credit Agreement by and among Jennifer Convertibles, Inc., Caye Home Furnishings, LLC, Caye Upholstery, LLC and Caye International Furnishings, LLC dated April 7, 2006	21
Certification of Chief Executive Officer	29
Certification of Chief Financial Officer	30
Certification of Chief Executive Officer pursuant to U.S.C. Section 1350	31
Certification of Chief Financial Officer pursuant to U.S.C. Section 1350	32

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	February 25,
	2006	August 27,
ASSETS	(Unaudited)	2005

Current assets:
Cash and cash equivalents	$ 10,432	$ 7,177
Restricted cash	864	111
Accounts receivable	463	1,089
Merchandise inventories, net	14,397	13,366
Due from Private Company, net of reserves of $0
at February 25, 2006 and August 27, 2005	4,312	4,890
Prepaid expenses and other current assets	1,444	1,072
Total current assets	31,912	27,705

Store fixtures, equipment and leasehold improvements, at cost, net	2,503	2,259
Annuity contract	1,027	1,013
Goodwill, net	1,650	1,650
Other assets (primarily security deposits)	647	588

	$ 37,739	$ 33,215

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current liabilities:
Accounts payable, trade	$ 17,150	$ 18,612
Customer deposits	11,111	7,840
Accrued expenses and other current liabilities	4,655	3,559
Due to Private Company	550	450
Deferred rent and allowances - current portion	544	551
Total current liabilities	34,010	31,012

Deferred rent and allowances, net of current portion	2,990	3,051
Total liabilities	37,000	34,063

Commitments and contingencies

Stockholders' Equity (Capital Deficit)
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred-10,000 shares issued and
outstanding at February 25, 2006 and August 27, 2005
(liquidation preference $5,000)	-	-
Series B Convertible Preferred-issued and outstanding 88,880 shares at February 25, 2006 and 57,381 shares at August 27, 2005
(liquidation preference $444 and $287, respectively)	1	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares at February 25, 2006 and
August 27, 2005; issued and outstanding 5,846,058 shares at
February 25, 2006 and 5,793,058 shares at August 27, 2005	58	58
Additional paid-in capital	28,121	27,935
Accumulated deficit	(27,441)	(28,842)
	739	(848)

	$ 37,739	$ 33,215

See Notes to Consolidated Financial Statements

2

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Thirteen	weeks ended	Twenty-six	weeks ended
	February 25,	February 26,	February 25,	February 26,
	2006	2005	2006	2005
Revenue:
Net sales	$ 30,805	$ 23,464	$ 64,156	$ 51,891
Revenue from service contracts	2,205	1,598	4,645	3,543
	33,010	25,062	68,801	55,434

Cost of sales, including store occupancy,
warehousing, delivery and service costs	23,361	19,251	47,582	40,943

Selling, general and administrative expenses	8,897	8,625	19,603	19,068

Impairment of goodwill	-	146	-	146

Depreciation and amortization	197	228	394	498
	32,455	28,250	67,579	60,655

Income (loss) from operations	555	(3,188)	1,222	(5,221)

Interest income	77	27	155	50

Interest expense	-	1	-	1

Income (loss) from continuing operations before income taxes	632	(3,162)	1,377	(5,172)

Income tax expense	46	1,783	91	1,838

Income (loss) from continuing operations	586	(4,945)	1,286	(7,010)

Income (loss) from discontinued operations
(including income (loss) on store closings of ($13) and ($197) for the thirteen weeks and $182 and ($331) for the twenty-six weeks ended in 2006 and 2005, respectively	(32)	(418)	115	(818)

Net income (loss)	$ 554	$ (5,363)	$ 1,401	$ (7,828)

Basic income (loss) per common share:
Income (loss) from continuing operations	$ 0.08	$ (0.86)	$ 0.17	$ (1.22)
Income (loss) from discontinued operations	-	(0.07)	0.02	(0.14)
Net income (loss)	$ 0.08	$ (0.93)	$ 0.19	$ (1.36)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$ 0.07	$ (0.86)	$ 0.16	$ (1.22)
Income (loss) from discontinued operations	-	(0.07)	0.02	(0.14)
Net income (loss)	$ 0.07	$ (0.93)	$ 0.18	$ (1.36)

Weighted average common shares outstanding	5,829,714	5,775,947	5,811,285	5,760,351

Common shares issuable on conversion of Series A
participating preferred stock	1,424,500	-	1,424,500	-

Total weighted average common shares outstanding basic	7,254,214	5,775,947	7,235,785	5,760,351

Effect of potential common share issuance:
Stock options	921,973	-	451,007	-
Warrants	276,719	-	256,198	-
Series B convertible preferred stock	62,216	-	56,882	-

Weighted average common share outstanding diluted	8,515,122	5,775,947	7,999,872	5,760,351

See Notes to Consolidated Financial Statements

3

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Twenty-six	weeks ended
	February 25,	February 26,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$ 1,401	$ (7,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation and amortization	394	498
Impairment of goodwill	-	146
(Income) loss from discontinued operations	(115)	818
Loss on disposal of equipment	6	13
Interest earned on annuity contract	(15)	(16)
Deferred rent	(56)	112
Deferred tax expense	-	1,777
Changes in operating assets and liabilities, net of effects from discontinued operations:
Merchandise inventories-net	(1,100)	239
Prepaid expenses and other current assets	(373)	(348)
Accounts receivable	626	(124)
Due from Private Company-net	678	(72)
Other assets, net	(61)	7
Accounts payable, trade	(1,459)	2,902
Customer deposits	3,302	2,668
Accrued expenses and other current liabilities	1,440	3,881
Net cash provided by operating activities of continuing operations	4,668	4,673

Cash flows from investing activities:
Capital expenditures	(654)	(275)
Restricted cash	(753)	-
Proceeds from partial redemption of annuity contract	-	107
Net cash (used in) investing activities from continuing operations	(1,407)	(168)

Cash flows from financing activities:
Proceeds from exercise of stock options	106	140
Dividends on Series B convertible preferred stock	(50)	-
Net cash provided by financing activities from continuing operations	56	140

Net increase in cash and cash equivalents from continuing operations	3,317	4,645

Cash flows of discontinued operations from operating activities (Revised - See Note 12)	(62)	(182)

Cash and cash equivalents at beginning of period	7,177	3,294

Cash and cash equivalents at end of period	$ 10,432	$ 7,757

Supplemental disclosure of cash flow information:

Income taxes paid	$ 18	$ 133

Interest paid	$ -	$ 2

Issuance of preferred stock in connection with derivative settlement	$ 131	$ -

See Notes to Consolidated Financial Statements

4

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Twenty-Six Weeks Ended February 25, 2006

(In thousands, except for share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1:          BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.   The operating results for the twenty-six week period ended February 25, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2006.

The balance sheet as of August 27, 2005 has been derived from the audited consolidated financial statements as of such date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

NOTE 2:          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The types of expenses included in selling, general and administrative expenses on the statement of operations are the following: compensation expense, advertising expense, professional fees, board of director fees, utilities, insurance premiums, claims and deductibles, travel and entertainment, showroom and store supplies, repairs and maintenance, finance fees, miscellaneous expenses and transactions with the Private Company as more fully described in Note 8.

NOTE 3:          MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Twenty-Six Weeks Ended February 25, 2006

(In thousands, except for share amounts)

	February 25, 2006	August 27, 2005
Showrooms	$ 5,911	$ 6,097
Warehouses	8,486	7,269
	$ 14,397	$ 13,366

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

As a result of the adverse change in the business climate during the thirteen-week period ended February 26, 2005, the Company tested goodwill for impairment.  In the six-months ended February 26, 2005 certain stores in Chicago experienced a substantial decline in operating performance and did not meet projected 2005 results.  Additionally, the Company had forecasted a further decline in the future operating performance of these stores.  The Company recorded a charge of $146 related to the impairment of goodwill for these stores in the thirteen weeks ended February 26, 2005 due to this evaluation.  No impairment was indicated during this review of goodwill at other Company stores.

There was no occurrence of a trigger event during the thirteen-week period ended February 25, 2006, and therefore, the Company did not test goodwill for impairment during such period.

NOTE 5:          LETTER OF CREDIT

During January 2006, the Company entered into a standby letter of credit in the amount of $750, as required by the Company’s independent finance company.  The Company has purchased a certificate of deposit for the same amount from the same financial institution as collateral for the letter of credit and has classified this cash as restricted.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Twenty-Six Weeks Ended February 25, 2006

(In thousands, except for share amounts)

NOTE 6:          CONTINGENCIES

On November 7, 2005, the Company issued an additional 31,499 shares of Series B Convertible Preferred Stock, convertible into 22,049 shares of the Company’s common stock, in connection with the settlement of derivative litigation.  The Series B Preferred Stock shares are non-voting, have a liquidation value of $5.00 per share and accrue dividends at a rate of $.35 per share per annum.  On September 6, 2005, the Company’s Board of Directors declared a dividend of $.35 per share aggregating $50 payable November 8, 2005 to Series B Convertible Preferred Stock shareholders of record on October 29, 2005.  Accumulated unpaid dividends for the period from October 30, 2005 through February 25, 2006 on the 88,880 Series B Preferred Stock outstanding amounted to $10.  The preferred stock is convertible at the option of the Company at any time after the Common Stock trades at a price of at least $7.00 per share.

The Company is also subject to other litigation, including a claim for $10 million for assault and battery, conversion of identity, defamation, consumer fraud, and infliction of emotional distress, and another claim for unspecified damages for sexual harassment, discrimination, retaliation, mental infliction of emotional stress, false imprisonment and collateral claims.  The matters are in early stages.  The Company believes these suits are without merit, denies liability, is vigorously defending against the claims and does not believe that the ultimate results of these matters will have a significant impact on its financial position or results of operations.

NOTE 7:          OTHER

On January 5, 2006, the Company received a letter from the American Stock Exchange (the “Exchange”) advising the Company that it was not in compliance with one of the Exchange’s requirements for continued listing that the Company maintain a minimum Stockholders’ Equity of $4,000.  This was due to losses sustained by the Company from continuing operations and/or net losses in three of its four most recent fiscal years.  Accordingly, in order to maintain the continued listing of its common stock, the Company was required to submit a plan of compliance (the “Plan”) to the Exchange demonstrating that it would be in compliance with all of the Exchange’s requirements for continued listing within 18 months of the January 5, 2006 letter.  The Company submitted the Plan to the Exchange on February 3, 2006.

On March 1, 2006, the Company received a letter from the Exchange indicating that the Exchange had completed its review of the Plan.  The Exchange determined that the Plan makes a reasonable demonstration of the Company’s ability to regain compliance with the Exchange’s continued listing standards by the end of the plan period, which has been determined to be no later than July 5, 2007 (the “Plan Period”).  The Exchange has granted the Company an extension of time until the end of the Plan Period to regain compliance with the Exchange’s continued listing standards.

The Company will be subject to periodic review by the Exchange during the Plan Period.  Failure to make progress consistent with the Plan or regain compliance with the continued listing standards by the end of the Plan Period could result in the Company being delisted from the Exchange.  As of February 25, 2006, stockholders’ equity was $739.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Twenty-Six Weeks Ended February 25, 2006

(In thousands, except for share amounts)

NOTE 8:          TRANSACTIONS WITH THE PRIVATE COMPANY

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Private Company:

	Increase (Decrease)
	Thirteen weeks ended		Twenty-six weeks ended
	February 25,	February 26,	February 25,	February 26,
	2006	2005	2006	2005
Net Sales:
Royalty income	41	24	86	54
Warehouse fees	375	317	788	686
Delivery charges	827	524	1,629	1,132
	1,243	865	2,503	1,872

Revenue from Service Contracts:
Fabric protection fees charged by the Private Company	(150)	(100)	(300)	(250)

Selling, General and Administrative Expenses:
Administrative fees paid by the Private Company	(28)	(28)	(56)	(56)
Advertising reimbursement paid by the Private Company	(377)	(375)	(754)	(744)
Royalty expense paid to the Private Company(a)	100	33	200	133
Expenses related to shortfall payments charged by the Private Company(a)	0	101	0	468
	(305)	(269)	(610)	(199)

(a)    Effective January 1, 2005, the Private Company waived its rights to receive shortfall payments through August 31, 2007 and royalties through April 30, 2005, the date of court approval of the settlement agreements.

The Company has no equity interest in the Private Company.

NOTE 9:          INCOME TAXES

A valuation allowance has been established to offset the deferred tax asset to the extent that the Company has not determined that it is more likely than not that the future tax benefits will be realized.  During the thirteen weeks ended February 26, 2005, the valuation allowance increased by $1,777 resulting from a change in judgment about the realization of tax benefits in future years due to consecutive losses and anticipated losses for the 2005 fiscal year, as well as longer than anticipated deflationary pressure in the furniture industry sector.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Twenty-Six Weeks Ended February 25, 2006

(In thousands, except for share amounts)

NOTE 10:        STOCK OPTION PLANS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which replaces SFAS 123 and supersedes APB Opinion No. 25.  Under the provisions of SFAS 123(R), companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  The statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly has been adopted by the Company in the first quarter of fiscal 2006.  SFAS 123 (R) requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date.  On March 9, 2005, the Board of Directors opted to accelerate the vesting of all stock options, none of which were in the money, in order to avoid the recognition of compensation expense under SFAS 123 (R) with respect to these options.  There were no stock options granted during the twenty-six week period ended February 25, 2006.

During fiscal 2005 and prior, the Company accounted for stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  The Company had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which was released in December 2002 as an amendment of SFAS No. 123.  No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share for the periods ended February 26, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Twenty-Six Weeks Ended February 25, 2006

(In thousands, except for share amounts)

	Thirteen weeks ended	Twenty-six weeks ended
	February 26,	February 26,
	2005	2005

Net loss, as reported	$ (5,363)	$ (7,828)

Deduct: Total stock-based employee
compensation expense determined
under the fair value based method,
net of related tax effects	134	262

Pro forma net loss	$ (5,497)	$ (8,090)

Loss per share (basic and diluted):
As reported	$ (0.93)	$ (1.36)
Pro forma	$ (0.95)	$ (1.41)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model based on a weighted average volatility of 36.1%, expected life of options of five years, weighted average risk free interest rate of 3.61% and a dividend yield of 0% for the twenty-six week period ended February 26, 2005. The weighted average fair value of options granted during the twenty-six week period ended February 26, 2005 was $0.62.  During the twenty-six week period ended February 26, 2005, 383,333 options were granted.  No options were granted during the twenty-six week period ended February 25, 2006.

NOTE 11:        DISCONTINUED OPERATIONS

During fiscal 2006, the Company may close five to ten stores.  In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as stores are closed, their results are reported as discontinued operations in the consolidated statement of operations for the current and prior periods, except for those stores where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area.  During the thirteen-week periods ended February 25, 2006 and November 26, 2005, respectively, the Company closed a store in Indianapolis, Indiana.  The operating results of both closed stores were recorded in discontinued operations and the results of operations for the periods ended February 26, 2005, have been restated.  During fiscal 2005, the Company closed 20 stores, of which the operating results of 18 were reported as discontinued operations.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Twenty-Six Weeks Ended February 25, 2006

(In thousands, except for share amounts)

Revenues from the closed stores reported as discontinued operations amounted to $13 and $897 in the thirteen-week periods ended February 25, 2006 and February 26, 2005, respectively and $147 and $2,430 in the twenty-six week periods ended February 25, 2006 and February 26, 2005, respectively.

Income (loss) related to store closings consist of the following:

	Thirteen weeks ended		Twenty-six weeks ended
	February 25,	February 26,	February 25,	February 26,
	2006	2005	2006	2005

Write-off of store fixtures and leasehold improvements	$ (6)	$ (148)	$ (8)	$ (203)
Lease termination costs	(7)	(49)	190	(128)

Total income (loss) on store closings	$ (13)	$ (197)	$ 182	$ (331)

Income from store closings for the twenty-six week period ended February 25, 2006, includes a gain of approximately $200 attributable to the early termination of a lease for a store, which was closed in June 2005 in the resultant removal of the related liability for early termination costs.

NOTE 12:        STATEMENT OF CASH FLOWS

In the second quarter of fiscal 2006, the Company has separately disclosed the operating portion of the cash flows attributable to its discontinued operations.  There were no investing or financing activities attributable to discontinued operations during such periods.

NOTE 13         TRANSACTIONS WITH CAYE

As of February 25, 2006, the Company owed Caye approximately $11,039 exceeding the credit facility limit of $10.0 million by $1,039, for which it has received a waiver.

On April 7, 2006, the Company amended its credit agreement with Caye Home Furnishings, LLC (“Caye”).  Under the amendment to the Credit Agreement, Caye agreed to increase the credit facility from $10.0 million to $11.5 million.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue contributed by each class:

	Thirteen weeks ended		Twenty-six weeks ended
	February 25,	February 26,	February 25,	February 26,
	2006	2005	2006	2005

Merchandise Sales - net	80.7%	83.3%	81.1%	83.1%
Home Delivery Income	8.8%	6.9%	8.6%	7.1%
Charges to the Private Company	3.8%	3.5%	3.6%	3.4%
Net Sales	93.3%	93.7%	93.3%	93.6%

Revenue from Service Contracts	6.7%	6.3%	6.7%	6.4%

Total Revenue	100.0%	100.0%	100.0%	100.0%

Net sales from continuing operations was $30,805,000 and $23,464,000 for the thirteen-week periods ended February 25, 2006 and February 26, 2005, respectively.  Net sales from continuing operations increased by 31.3%, or $7,341,000 for the thirteen-week period ended February 25, 2006 compared to the thirteen-week period ended February 26, 2005.  Revenue from service contracts from continuing operations increased by 38.0% in the thirteen-week period ended February 25, 2006 to $2,205,000, from $1,598,000 for the thirteen-week period ended February 26, 2005.  Such increases during the second quarter of fiscal 2006, compared to the same quarter in fiscal 2005, are primarily attributable to the success of a new supply chain, an increase in home delivery rates charged to customers, fewer returns and an increase in the sale of fabric protection.

Net sales from continuing operations was $64,156,000 and $51,891,000 for the twenty-six weeks ended February 25, 2006 and February 26, 2005, respectively.  Net sales from continuing operations increased by 23.6%, or $12,265,000, for the twenty-six week period February 25, 2006 compared to the same period ended February 26, 2005.  Revenue from service contracts from continuing operations increased by 31.1% during the twenty-six week period ended February 25, 2006 to $4,645,000, from $3,543,000 for the twenty-six week period ended February 26, 2005. Such increases during the twenty-six weeks ended February 25, 2006, compared to the same period ended February 26, 2005, are primarily attributable to the success of a new supply chain, an increase in the sale of fabric protection and an increase in home delivery rates charged to customers.

Same store sales (sales at those stores open for the entire current and prior comparable periods) increased 31.0% and 23.6% for the thirteen and twenty-six weeks ended February 25, 2006, respectively, compared to the same periods ended February 26, 2005.    Total square footage leased increased approximately 0.3% as a result of the one relocated store.   Also, we did not expand or decrease our square footage in any of our existing stores during the twenty-six week period ended February 25, 2006.

Cost of sales, as a percentage of revenue for the thirteen-week period ended February 25, 2006, was 70.8% compared to 76.8% for the same period ended February 26, 2005.  Cost of sales from continuing operations increased to $23,361,000 for the thirteen weeks ended February 26, 2005, from $19,251,000 for the thirteen weeks ended February 26, 2005.  The decrease in cost of sales as a percentage of revenue is largely attributable to the success of controlling supply chain costs while increasing the revenue base.  Store occupancy costs as a percentage of revenues were 16.8% and 21.5% for the thirteen weeks ended February 25, 2006 and February 26, 2005, respectively.  Store occupancy costs decreased as a percentage of revenues since these costs are spread over an increased revenue base.

Cost of sales, as a percentage of revenue for the twenty-six week period ended February 25, 2006, was 69.2% compared to 73.9% for the same period ended February 26, 2005.  Cost of sales from continuing operations increased to $47,582,000 for the twenty-six weeks ended February 25, 2006, from $40,943,000 for the twenty-six weeks ended February 26, 2005.  The decrease in cost of sales as a percentage of revenue is largely attributable to the success of controlling supply chain costs while increasing the revenue base.  Store occupancy costs as a percentage of revenues were 16.1% and 19.4% for the twenty-six weeks ended February 25, 2006 and February 26, 2005, respectively.  Store occupancy costs decreased as a percentage of revenues since these costs are spread over an increased revenue base.

Selling, general and administrative expenses from continuing operations were $8,897,000 (27.0% as a percentage of revenue) and $8,625,000 (34.4% as a percentage of revenue) during the thirteen-week period ended February 25, 2006 and February 26, 2005, respectively.  The increase is primarily attributable to higher compensation expense to sales persons in the form of commissions and bonuses in the amount of $418,000, net of a decrease in fees associated with our private label card business in the amount of $166,000 compared to the same period last year. Selling, general and administrative expenses from continuing operations decreased as a percentage of revenue because certain fixed costs are spread over an increased revenue base.

Selling, general and administrative expenses from continuing operations were $19,603,000 (28.5% as a percentage of revenue) and $19,068,000 (34.4% as a percentage of revenue) during the twenty-six week period ended February 25, 2006 and February 26, 2005, respectively.  For the twenty-six weeks ended February 25, 2006, advertising expense from continuing operations decreased by approximately $150,000 and compensation expense to salespersons in the form of commissions and bonuses increased by approximately $744,000, compared to the same period last year.  Selling, general and administrative expenses from continuing operations decreased as a percentage of revenue because certain fixed costs are spread over an increased revenue base.

The income (loss) from continuing operations was $586,000 and ($4,945,000) for the thirteen-week period ended February 25, 2006 and February 26, 2005, respectively.  Income from continuing operations for the twenty-six weeks ended February 25, 2006 was $1,286,000 compared to a loss from continuing operations of ($7,010,000) for the twenty-six week period ended February 26, 2005. The improvement in continuing operations is primarily attributable to the closing of unprofitable stores, reduced overhead and successful implementation of the new supply chain.  In addition, during the thirteen weeks ended February 26, 2005, we increased the valuation allowance of the deferred tax asset by $1,777,000 resulting from a change in judgment about the realization of tax benefits in future years due to consecutive losses incurred by us, as well as longer than anticipated deflationary pressure in the furniture industry sector.

During the thirteen-week period ended February 25,2006, we closed a store in Indianapolis, Indiana, in addition to a previous store closing in Indianapolis during the thirteen week period ended November 26, 2005.  The operating results of both closed stores were recorded in discontinued operations.  During fiscal 2005, we closed 20 stores, of which the operating results of 18 were reported as discontinued operations.  Income (loss) from discontinued operations amounted to ($32,000) and ($418,000) in the thirteen-week periods ended February 25, 2006 and February 26, 2005, respectively and $115,000 and ($818,000) in the twenty-six week periods ended February 25, 2006 and February 26, 2005, respectively.  Income (loss) related to store closings approximated ($13,000) and ($197,000) in the thirteen-week periods ended February 25, 2006 and February 26, 2005, respectively and $182,000 and ($331,000) in the twenty-six week periods ended February 25, 2006 and February 26, 2005, respectively.

Liquidity and Capital Resources

As of February 25, 2006, we had an aggregate working capital deficiency of $2,098,000 compared to an aggregate working capital deficiency of $3,307,000 at August 27, 2005 and had available cash and cash equivalents of $10,432,000 compared to $7,177,000 at August 27, 2005.  The increase in cash and cash equivalents is a result of extended payment terms with our principal suppliers.

Starting in 1995, we entered into agreements with a related private company that permit us to offset our current monthly obligations to one another for an amount up to $1,000,000.  Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of 85 days, all obligations of the private company and the unconsolidated licensees due as of February 25, 2006, were paid.

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

As of February 25, 2006, we owed Caye approximately $11,039,000, no portion of which exceeded the 75 day payment terms.  We exceeded the credit facility limit of $10,0000,000 by $1,039,000, for which we have received a waiver.

On April 7, 2006, we amended our credit agreement with Caye Home Furnishings, LLC (“Caye”).  Under the amendment to the Credit Agreement, Caye agreed to increase our credit facility from $10.0 million to $11.5 million.

We closed two stores during the twenty-six weeks ended February 25, 2006. We spent $654,000 for capital expenditures from continuing operations during such twenty-six week period and we anticipate capital expenditures approximating $96,000 during the balance of fiscal 2006 to support the maintenance of existing facilities.  We do not anticipate needing outside financing for such maintenance.

We anticipate generating positive operating cash flow for the year ending August 26, 2006.  In the opinion of management, cash on hand and cash flow from operations will be adequate to fund operations during the current fiscal year.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

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

At our annual meeting of stockholders, which was held on February 7, 2006, our stockholders:

(1)        Elected five nominees for directors to serve for a term ending in 2007;

(2)        Ratified the appointment of Eisner LLP as our independent registered public accountants for the fiscal year ending August 26, 2006.

The following tables show the common stock votes cast with respect to the proposals identified above:

Proposal 1 Election of Directors:	For	Withheld Authority
Harley J. Greenfield	5,558,602	121,212
Edward Bohn	5,558,602	121,212
Kevin Coyle	5,558,602	121,212
Rami Abada	5,538,602	141,212
Mark Berman	5,558,302	121,512
Total All Directors	27,772,710	626,360

Proposal 2	For	Against	Abstentions
Appointment of Eisner LLP	5,643,778	30,305	5,730

Item  5.            Other Information.

            On January 5, 2006, we received a letter from the American Stock Exchange (the “Exchange”) advising us that we were not in compliance with one of the Exchange’s requirements for continued listing.  Accordingly, in order to maintain the continued listing of our common stock, we were required to submit a plan of compliance (the “Plan”) to the Exchange demonstrating that we would be in compliance with all of the Exchange’s requirements for continued listing within 18 months of the January 5, 2006 letter.  We submitted the Plan to the Exchange on February 3, 2006.

            On March 1, 2006, we received a letter from the Exchange indicating that the Exchange had completed its review of the Plan and that the Exchange had determined that the Plan makes a reasonable demonstration of our ability to regain compliance with the Exchange’s continued listing standards by the end of the plan period, which has been determined to be no later than July 5, 2007 (the “Plan Period”).  The Exchange has granted us an extension of time until the end of the Plan Period to regain compliance with the Exchange’s continued listing standards.

            We will be subject to periodic review by the Exchange during the Plan Period.  Failure to make progress consistent with the Plan or regain compliance with the continued listing standards by the end of the Plan Period could result in us being delisted from the Exchange.

            While we firmly believe that we will demonstrate adequate progress consistent with the Plan to the satisfaction of the Exchange during the Plan Period and achieve the required compliance with the Exchange’s continued listing standards by July 5, 2007 to remain listed on the Exchange, there can be no assurance that we will.

As of February 25, 2006, our Stockholders’ Equity was $739,000.

Item  6.            Exhibits.

The following exhibits are filed with this report:

10.1     First Amendment to Credit Agreement by and among Jennifer Convertibles, Inc., Caye Home Furnishings, LLC, Caye Upholstery, LLC and Caye International Furnishings, LLC dated April 7, 2006

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

JENNIFER CONVERTIBLES, INC.

April 11, 2006                                  By:       /s/Harley J. Greenfield

                                                                    Harley J. Greenfield, Chairman of the Board and

                                                                    Chief Executive Officer

April 11, 2006                                  By:      /s/Rami Abada

                                                                    Rami Abada, Chief Financial Officer

                                                                    and Chief Operating Officer

EXHIBIT INDEX

EXHIBIT

NUMBER                                                 DESCRIPTION

10.1                                                     First Amendment to Credit Agreement by and among Jennifer

                                                            Convertibles, Inc., Caye Home Furnishings, LLC, Caye Upholstery, LLC

                                                            and Caye International Furnishings, LLC dated April 7, 2006 *

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