Form 10-Q
period 2006-05-27
JENNIFER CONVERTIBLES INC
filed 2006-07-11
CIK 806817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D C.  20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 27, 2006

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

Yes    X          No ____

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a non-accelerated filer.

Large Accelerated Filer [  ]                   Accelerated Filer [  ]                 Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                No      X

As of July 11, 2006 6,545,986 shares of the issuer’s common stock, par value $.01, were outstanding.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	May 27,
	2006	August 27,
ASSETS	(Unaudited)	2005

Current assets:
Cash and cash equivalents	$ 9,809	$ 7,177
Restricted cash	864	111
Accounts receivable	500	1,089
Merchandise inventories, net	13,981	13,366
Due from Private Company	4,765	4,890
Prepaid expenses and other current assets	1,352	1,072
Total current assets	31,271	27,705

Store fixtures, equipment, and leasehold improvements, at cost, net	2,557	2,259
Annuity contract	928	1,013
Goodwill	1,650	1,650
Other assets (primarily security deposits)	635	588

	$ 37,041	$ 33,215

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current liabilities:
Accounts payable, trade	$ 16,472	$ 18,612
Customer deposits	8,711	7,840
Accrued expenses and other current liabilities	4,208	3,559
Due to Private Company	550	450
Deferred rent and allowances - current portion	562	551
Total current liabilities	30,503	31,012

Deferred rent and allowances, net of current portion	2,978	3,051
Obligations under capital leases, net of current portion	128	-
Total liabilities	33,609	34,063

Commitments and contingencies

Stockholders' Equity (Capital Deficit)
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490 shares at May 27, 2006 and 10,000 shares at August 27, 2005
(liquidation preference $3,245 and $5,000, respectively)	-	-
Series B Convertible Preferred - issued and outstanding 88,880 shares at May 27, 2006 and 57,381 shares at August 27, 2005
(liquidation preference $444 and $287, respectively)	1	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares at May 27, 2006 and
August 27, 2005; issued and outstanding 6,536,486 shares at
May 27, 2006 and 5,793,058 shares at August 27, 2005	65	58
Additional paid-in capital	28,562	27,935
Accumulated deficit	(25,196)	(28,842)
	3,432	(848)

	$ 37,041	$ 33,215

See Notes to Consolidated Financial Statements

2

               JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Thirteen		Thirty-nine
	weeks	ended	weeks	ended
	May 27,	May 28,	May 27,	May 28,
	2006	2005	2006	2005
Revenue:
Net sales	$ 33,071	$ 28,383	$ 97,105	$ 80,187
Revenue from service contracts	2,425	2,085	7,065	5,624
	35,496	30,468	104,170	85,811

Cost of sales, including store occupancy,
warehousing, delivery and service costs	23,944	21,583	71,433	62,430

Selling, general and administrative expenses	9,146	9,191	28,723	28,232

Impairment of goodwill	-	-	-	146

Depreciation and amortization	223	201	617	697

Recovery of prior year receivables from the Private Company	-	(2,000)	-	(2,000)
	33,313	28,975	100,773	89,505

Income (loss) from operations	2,183	1,493	3,397	(3,694)

Interest income	109	33	264	82

Interest expense	22	1	22	2

Income (loss) from continuing operations before income taxes	2,270	1,525	3,639	(3,614)

Income tax expense	14	49	105	1,887

Income (loss) from continuing operations	2,256	1,476	3,534	(5,501)

Income (loss) from discontinued operations
(including income (loss) on store closings of $0 and $31 for the thirteen weeks and $182 and ($300) for the thirty-nine weeks ended in 2006
and 2005, respectively	(11)	(103)	112	(954)

Net income (loss)	$ 2,245	$ 1,373	$ 3,646	$ (6,455)

Basic income (loss) per common share:
Income (loss) from continuing operations	$ 0.31	$ 0.20	$ 0.48	$ (0.96)
Income (loss) from discontinued operations	-	(0.01)	0.02	(0.16)
Net income (loss)	$ 0.31	$ 0.19	$ 0.50	$ (1.12)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$ 0.26	$ 0.20	$ 0.43	$ (0.96)
Income (loss) from discontinued operations	-	(0.01)	0.01	(0.16)
Net income (loss)	$ 0.26	$ 0.19	$ 0.44	$ (1.12)

Weighted average common shares outstanding	5,933,705	5,783,058	5,851,919	5,767,948

Weighted average common shares issuable on conversion of outstanding
Series A participating preferred stock	1,396,722	1,424,500	1,415,309	-

Total weighted average common shares basic	7,330,427	7,207,558	7,267,228	5,767,948

Effect of potential common share issuance:
Stock options	1,115,264	103,550	615,877	-
Warrants	287,979	-	269,193	-
Series B convertible preferred stock	62,216	40,167	62,216	-

Weighted average common shares diluted	8,795,886	7,351,275	8,214,514	5,767,948

See Notes to Consolidated Financial Statements

3

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Thirty-nine	weeks ended
	May 27,	May 28,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 3,646	$ (6,455)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation and amortization	617	697
Impairment of goodwill	-	146
(Income) loss from discontinued operations	(112)	954
Loss on disposal of equipment	7	14
Interest earned on annuity contract	(22)	(23)
Deferred rent	(46)	118
Issuance of warrants for services	16	8
(Recovery) of uncollectible amounts due from Private Company	-	(2,000)
Deferred tax expense	-	1,777
Changes in operating assets and liabilities, net of effects from discontinued operations:
Merchandise inventories-net	(711)	(94)
Prepaid expenses and other current assets	(281)	(68)
Accounts receivable	588	(191)
Federal income tax receivable	-	314
Due from Private Company-net	226	1,390
Other assets, net	(51)	15
Accounts payable, trade	(2,139)	4,010
Customer deposits	929	2,165
Accrued expenses and other current liabilities	970	2,267
Net cash provided by operating activities of continuing operations	3,637	5,044

Cash flows from investing activities:
Capital expenditures	(781)	(426)
Restricted cash	(752)	(1)
Proceeds from partial redemption of annuity contract	107	107
Net cash (used in) investing activities from continuing operations	(1,426)	(320)

Cash flows from financing activities:
Proceeds from exercise of stock options	538	140
Dividends on Series B convertible preferred stock	(50)	-
Principal payments under capital lease obligations	(4)	-
Net cash provided by financing activities from continuing operations	484	140

Net increase in cash and cash equivalents from continuing operations	2,695	4,864

Cash flows of discontinued operations from operating activities (Revised - See Note 16)	(63)	(263)

Cash and cash equivalents at beginning of period	7,177	3,294

Cash and cash equivalents at end of period	$ 9,809	$ 7,895

Supplemental disclosure of cash flow information:
Income taxes paid	$ 27	$ 172

Interest paid	$ 4	$ 2

Issuance of preferred stock in connection with derivative litigation settlement	$ 131	$ -

Write down of reserve for uncollectible amounts due from Private Company	$ -	$ (2,322)

Obligations under capital leases for equipment and leasehold improvements	$ 151	$ -

See Notes to Consolidated Financial Statements

4

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-Nine Weeks Ended  May 27, 2006

(In thousands, except for share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1:         BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.   The operating results for the thirty-nine week period ended May 27, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2006.

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

NOTE 2:         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The types of expenses included in selling, general and administrative expenses on the statement of operations are the following: compensation expense, advertising expense, professional fees, board of director fees, utilities, insurance premiums, claims and deductibles, travel and entertainment, showroom and store supplies, repairs and maintenance, finance fees, miscellaneous expenses and transactions with the Private Company as more fully described in Note 10.

NOTE 3:         MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located as follows:

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-Nine Weeks Ended  May 27, 2006

(In thousands, except for share amounts)

	May 27, 2006	August 27, 2005
Showrooms	$ 6,191	$ 6,097
Warehouses	7,790	7,269
	$ 13,981	$ 13,366

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

Potential impairment is indicated when the carrying value of a store, including goodwill, exceeds its fair value.  If potential for impairment exists, the fair value of a store is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the store’s goodwill.  Impairment loss is recognized for any excess of the carrying value of the store’s goodwill over the implied fair value.

As a result of the adverse change in the business climate during the thirteen-week period ended February 26, 2005, the Company tested goodwill for impairment.  In the twenty-six weeks ended February 26, 2005, certain stores in Chicago experienced a substantial decline in operating performance and did not meet projected 2005 results.  Additionally, the Company had forecasted a further decline in the future operating performance of these stores.  The Company recorded a charge of $146 related to the impairment of goodwill for these stores during the thirty-nine week period ended May 28, 2005 due to this evaluation.  No impairment was indicated during this review of goodwill at other Company stores.

There was no occurrence of a trigger event during the thirteen-week period ended May 27, 2006, and therefore, the Company did not test goodwill for impairment during such period.

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-Nine Weeks Ended  May 27, 2006

(In thousands, except for share amounts)

NOTE 6:         ANNUITY CONTRACT

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

NOTE 7:         CAPITAL LEASES AND OTHER INDEBTEDNESS

Capital Leases:

The Company leases warehouse equipment under capital leases expiring through 2015.  The capital leases are included with owned store fixtures, equipment and leasehold improvements on the balance sheet in the amount of $151 at May 27, 2006.  Related amounts of accumulated depreciation are $5.

At May 27, 2006, future minimum payments due under the capital leases are as follows:

Year Ending
May
2007	$ 31
2008	31
2009	31
2010	31
2011	28
Thereafter	47

Total minimum lease payments	199
Less: Amounts representing interest	(52)

Present value of future minimum lease payments	147
Less: current portion of obligations under capital leases	(19)
Obligations under capital leases, net of current portion	$ 128

The present value of the above future capital lease payments is included in the liability section of the balance sheet.  As of May 27, 2006, $19 was classified in accrued expenses and other current liabilities and $128 as obligations under capital leases, net of current portion.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-Nine Weeks Ended  May 27, 2006

(In thousands, except for share amounts)

Other Indebtedness:

In July 2005, the Company entered into a Credit Facility with Caye Home Furnishings, LLC and its affiliates (Caye) who is also a vendor of the Company.  Under the credit facility the Company can draw down up to $10 million for the purchase from Caye of merchandise subject to a formula based on eligible accounts receivable, inventory, and cash in deposit accounts.  The borrowings under the Credit Agreement are due 105 days from the date goods are received by the Company and bear interest for the period between 75 and 105 days at prime plus .75%.  If borrowings are not repaid after 105 days the interest rate increases to prime plus 2.75%.

As of February 25, 2006, the Company owed Caye approximately $11,039 exceeding the credit facility limit of $10.0 million by $1,039, for which it has received a waiver.  On April 7, 2006, the Company amended its credit agreement with Caye whereby Caye agreed to increase the credit facility from $10.0 million to $11.5 million.

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

As of May 27, 2006 and August 27, 2005, the Company owed Caye approximately $9,521 and $9,858 respectively, no portion of which exceeded the 75 day payment terms.  Such amounts are included in accounts payable, trade on the accompanying consolidated balance sheets.

NOTE 8:         CONTINGENCIES

On November 7, 2005, the Company issued an additional 31,499 shares of Series B Convertible Preferred Stock, convertible into 22,049 shares of the Company’s common stock, in connection with the settlement of derivative litigation.  The shares of Series B Preferred Stock are non-voting, have a liquidation value of $5.00 per share and accrue dividends at a rate of $.35 per share per annum.  On September 6, 2005, the Company’s Board of Directors declared a dividend of $.35 per share, in the aggregate of $50, payable November 8, 2005 to shareholders of record of Series B Convertible Preferred Stock as of  October 29, 2005.  Accumulated unpaid dividends for the period from October 30, 2005 through May 27, 2006 on the 88,880 shares of Series B Preferred Stock outstanding amounted to $18.  The preferred stock is convertible at the option of the Company at any time after the Common Stock trades at a price of at least $7.00 per share.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-Nine Weeks Ended  May 27, 2006

(In thousands, except for share amounts)

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

NOTE 9:         OTHER

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

The Company will be subject to periodic review by the Exchange during the Plan Period.  Failure to make progress consistent with the Plan or regain compliance with the continued listing standards by the end of the Plan Period could result in the Company being delisted from the Exchange.  As of May 27, 2006, stockholders’ equity was $3,432.

NOTE 10:       TRANSACTIONS WITH THE PRIVATE COMPANY

The consolidated financial statements do not include the results of operations of 24 stores, licensed by the Company, 23 of which are owned and operated by a company (the Private Company), which is owned by the estate of a recently deceased principal stockholder of the Company who was also the brother-in-law of the Company’s Chairman of the Board and Chief Executive Officer.  Twenty one of the 23 stores are located in New York and are on a royalty-free basis.  The Company has no equity interest in the Private Company.

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Private Company:

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-Nine Weeks Ended  May 27, 2006

(In thousands, except for share amounts)

	Increase (Decrease) to related line item in the Consolidated Statement of Operations
	Thirteen weeks ended		Thirty-nine weeks ended
	May 27,	May 28,	May 27,	May 28,
	2006	2005	2006	2005
Net Sales:
Royalty income	$ 38	$ 27	$ 124	$ 81
Warehouse fees	420	343	1,208	1,029
Delivery charges	891	598	2,520	1,730
	$ 1,349	$ 968	$ 3,852	$ 2,840

Revenue from Service Contracts:
Fabric protection fees charged by the Private Company	$ (150)	$ (100)	$ (450)	$ (350)

Selling, General and Administrative Expenses:
Administrative fees paid by the Private Company	$ (28)	$ (30)	$ (84)	$ (86)
Advertising reimbursement paid by the Private Company	(377)	(377)	(1,131)	(1,121)
Royalty expense paid to the Private Company(a)	100	33	300	166
Expenses related to shortfall payments charged by the Private Company(a)	-	-	-	468
	$ (305)	$ (374)	$ (915)	$ (573)

(a)    Effective January 1, 2005, the Private Company waived its rights to receive shortfall payments through August 31, 2007 and royalties through April 30, 2005, the date of court approval of the settlement agreements.

On February 4, 2005, the United States District Court for the Eastern District of New York issued an Order and Final Judgment approving the settlement of derivative litigation which has been instituted in 1994.  In connection with the settlement, the court approved a series of agreements (“the Settlement Agreements”) that the Company entered into with the Private Company on July 6, 2001, which were designed to settle the derivative actions amongst the Private Company, certain of the Company’s current and former officers and directors, former accounting firms and the Company.  Effectiveness of the Settlement Agreements was subject to certain conditions, including the court’s approval.  The Company has taken the additional steps necessary to consummate the settlement and thereby effectuated the Settlement Agreements on April 30, 2005.

During the thirteen week period ended May 28, 2005, the Company collected $2 million in principal on promissory notes executed pursuant to the settlement agreements in connection with the derivative litigation.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-Nine Weeks Ended  May 27, 2006

(In thousands, except for share amounts)

NOTE 11:       INCOME TAXES

A valuation allowance has been established to offset the deferred tax asset to the extent that the Company has not determined that it is more likely than not that the future tax benefits will be realized.  During the thirty-nine weeks ended May 28, 2005, the valuation allowance increased by $1,777 resulting from a change in judgment about the realization of tax benefits in future years due to consecutive losses and anticipated losses for the 2005 fiscal year, as well as longer than anticipated deflationary pressure in the furniture industry sector.

No current federal income tax provision was required for any of the periods ended May 27, 2006 or May 28, 2005 due to the utilization of net operating loss carry forwards.  The tax provisions for the thirteen week periods ended May 27, 2006 and May 28, 2005, and for the thirty nine weeks ended May 27, 2006 consisted principally of state income taxes.

NOTE 12:       COMMON STOCK

On March 30, 2005, in connection with the settlement of the derivative litigation, as additional compensation for consulting services, the Company issued to a consultant a warrant to purchase 150,000 shares of common stock, $.01 par value per share, at an exercise price of $2.37 per share.  These warrants expire ten years from the date of issuance and shall vest as follows: 50,000 shares upon issuance, 50,000 shares on the first anniversary thereof, and 50,000 shares on the second anniversary thereof.  The warrant will become fully vested if the closing price of our common stock exceeds $7.00 per share for five consecutive trading days.  The fair value of the warrants on the date of issuance was approximately $146 utilizing the Black-Scholes option-pricing model with the following assumptions: 40% volatility, five-year expected life, risk-free interest rate of 4.27 % and a dividend yield ratio of 0%.  During the thirteen-week periods ended May 27, 2006 and May 28, 2005, the Company amortized approximately $16 and $8, respectively, as consulting fees.

NOTE 13:       SERIES A CONVERTIBLE PREFERRED STOCK

On December 11, 1997, the Company sold to Klaussner Furniture Industries Inc. (“Klaussner”), one of the Company’s larger suppliers, 10,000 shares of Series A Convertible Preferred Stock for $5,000.  During May 2006, Klaussner voluntarily converted 3,510 shares of Series A Preferred Stock into 500,000 shares of the Company’s common stock resulting in a charge to additional paid in capital in the amount of $5.  The remaining 6,490 shares of Series A Preferred Stock are non-voting, have a liquidation preference of $3,245, do not pay dividends (except if declared on the common stock) and are convertible into 924,500 shares of the Company’s common stock.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-Nine Weeks Ended  May 27, 2006

(In thousands, except for share amounts)

NOTE 14:       STOCK OPTION PLANS

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

During fiscal 2005 and prior, the Company accounted for stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  The Company had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which was released in December 2002 as an amendment of SFAS No. 123.  No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income (loss) and income (loss) per share for the periods ended May 28, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-Nine Weeks Ended  May 27, 2006

(In thousands, except for share amounts)

	Thirteen weeks ended	Thirty-nine weeks ended
	May 28,	May 28,
	2005	2005

Net income (loss), as reported	$ 1,373	$ (6,455)

Deduct: Total stock-based employee
compensation expense determined
under the fair value based method,
net of related tax effects	146	408

Pro forma net income (loss)	$ 1,227	$ (6,863)

Basic income (loss): per share
As reported	$ 0.19	$ (1.12)
Pro forma	$ 0.17	$ (1.19)

Diluted income (loss) per share:
As reported	$ 0.19	$ (1.12)
Pro forma	$ 0.17	$ (1.19)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model based on a weighted average volatility of 36.1%, expected life of options of five years, weighted average risk free interest rate of 3.61% and a dividend yield of 0% for the thirty-nine week period ended May 28, 2005. The weighted average fair value of options granted during the thirty-nine week period ended May 28, 2005 was $0.62.  During the thirty-nine week period ended May 28, 2005, 383,333 options were granted.  No options were granted during the thirty-nine week period ended May 27, 2006.

NOTE 15:       DISCONTINUED OPERATIONS

During fiscal 2006, the Company closed three stores and does not intend to close any additional stores in fiscal 2006.  In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as stores are closed, their results are reported as discontinued operations in the consolidated statement of operations for the current and prior periods, except for those stores where, in management’s judgment, there will be significant continuing sales to customers of the closed stores from other stores in the area.  During the thirteen-week period ended May 27, 2006 and the twenty-six week period ended February 25, 2006, respectively, the Company closed a store in Las Vegas, Nevada and two stores in Indianapolis,

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-Nine Weeks Ended  May 27, 2006

(In thousands, except for share amounts)

Indiana.  The operating results of the three closed stores were recorded in discontinued operations and the results of operations for the periods ended May 28, 2005, have been restated to reflect the discontinued stores.  During fiscal 2005, the Company closed 20 stores, of which the operating results of 18 were reported as discontinued operations.

Revenues from the closed stores reported as discontinued operations amounted to $70 and $625 in the thirteen-week periods ended May 27, 2006 and May 28, 2005, respectively, and $345 and $3,145 in the thirty-nine week periods ended May 27, 2006 and May 28, 2005, respectively.

Income (loss) related to store closings consist of the following:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 27,	May 28,	May 27,	May 28,
	2006	2005	2006	2005

Write-off of store fixtures and leasehold improvements	$ -	$ -	$ (8)	$ (203)
Lease termination costs	-	31	190	(97)

Total income (loss) on store closings	$ -	$ 31	$ 182	$ (300)

Income from store closings for the thirty-nine week period ended May 27, 2006, includes a gain of approximately $200 attributable to the early termination of a lease for a store, which was closed in June 2005, resulting in the removal of the related liability for early termination costs.

NOTE 16:       STATEMENT OF CASH FLOWS

The Company has separately disclosed for all periods presented, the operating portion of the cash flows attributable to its discontinued operations.  There were no investing or financing activities attributable to discontinued operations during such periods.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue contributed by each class:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 27,	May 28	May 27,	May 28
	2006	2005	2006	2005

Merchandise Sales - net	80.3%	82.3%	80.8%	82.8%
Home Delivery Income	9.1%	7.7%	8.7%	7.3%
Charges to the Private Company	3.8%	3.2%	3.7%	3.3%
Net Sales	93.2%	93.2%	93.2%	93.4%

Revenue from Service Contracts	6.8%	6.8%	6.8%	6.6%

Total Revenue	100.0%	100.0%	100.0%	100.0%

Net sales from continuing operations was $33,071,000 and $28,383,000 for the thirteen-week periods ended May 27, 2006 and May 28, 2005, respectively.  Net sales from continuing operations increased by 16.5%, or $4,688,000 for the thirteen-week period ended May 27, 2006 compared to the thirteen-week period ended May 28, 2005.  Revenue from service contracts from continuing operations increased by 16.3% in the thirteen-week period ended May 27, 2006 to $2,425,000, from $2,085,000 for the thirteen-week period ended May 28, 2005.  Such increases during the third quarter of fiscal 2006, compared to the same quarter in fiscal 2005, are primarily attributable to the success of a new supply chain, an increase in home delivery rates charged to customers, and an increase in the sale of fabric protection.

Net sales from continuing operations was $97,105,000 and $80,187,000 for the thirty-nine weeks ended May 27, 2006 and May 28, 2005, respectively.  Net sales from continuing operations increased by 21.1%, or $16,918,000, for the thirty-nine week period May 27, 2006 compared to the same period ended May 28, 2005.  Revenue from service contracts from continuing operations increased by 25.6% during the thirty-nine week period ended May 27, 2006 to $7,065,000, from $5,624,000 for the thirty-nine week period ended May 28, 2005. Such increases during the thirty-nine weeks ended May 27, 2006, compared to the same period ended May 28, 2005, are primarily attributable to the success of a new supply chain, an increase in home delivery rates charged to customers, and an increase in the sale of fabric protection.

Same store sales (sales at those stores open for the entire current and prior comparable periods) increased 15.9% and 20.8% for the thirteen and thirty-nine weeks ended May 27, 2006, respectively, compared to the same periods ended May 28, 2005.  Total square footage leased increased approximately 0.8% as a result of the two relocated stores.  Also, we did not expand or decrease our square footage in any of our existing stores during the thirty-nine week period ended May 27, 2006.

Cost of sales, as a percentage of revenue for the thirteen-week period ended May 27, 2006, was 67.5% compared to 70.8% for the same period ended May 28, 2005.  Cost of sales from continuing operations increased to $23,944,000 for the thirteen weeks ended May 28, 2005, from $21,583,000 for the thirteen weeks ended May 28, 2005.  The decrease in cost of sales as a percentage of revenue is largely attributable to the success of controlling supply chain costs while increasing net sales and revenue from service contracts as more fully described above.  Store occupancy costs as a percentage of revenue were 14.9% and 17.3% for the thirteen weeks ended May 27, 2006 and May 28, 2005, respectively.  Store occupancy costs decreased as a percentage of revenue since these costs are spread over an increased revenue base.

Cost of sales, as a percentage of revenue for the thirty-nine week period ended May 27, 2006, was 68.6% compared to 72.8% for the same period ended May 28, 2005.  Cost of sales from continuing operations increased to $71,433,000 for the thirty-nine weeks ended May 27, 2006, from $62,430,000 for the thirty-nine weeks ended May 28, 2005.  The decrease in cost of sales as a percentage of revenue is largely attributable to the success of controlling supply chain costs while increasing net sales and revenue from service contracts as more fully described above.  Store occupancy costs as a percentage of revenues were 15.7% and 18.6% for the thirty-nine weeks ended May 27, 2006 and May 28, 2005, respectively.  Store occupancy costs decreased as a percentage of revenues since these costs are spread over an increased revenue base.

Selling, general and administrative expenses from continuing operations were $9,146,000 (25.8% as a percentage of revenue) and $9,191,000 (30.2% as a percentage of revenue) during the thirteen-week period ended May 27, 2006 and May 28, 2005, respectively.  The decrease is primarily attributable to a reduction in advertising expense of $429,000 compared to the same period last year.  Selling, general and administrative expenses from continuing operations decreased as a percentage of revenue because certain fixed costs are spread over an increased revenue base.

Selling, general and administrative expenses from continuing operations were $28,723,000 (27.6% as a percentage of revenue) and $28,232,000 (32.9% as a percentage of revenue) during the thirty-nine week period ended May 27, 2006 and May 28, 2005, respectively.  The decrease is primarily attributable to a reduction in advertising expense of $578,000 compared to the same period last year. Selling, general and administrative expenses from continuing operations decreased as a percentage of revenue because certain fixed costs are spread over an increased revenue base.

Interest income was $109,000 and $33,000 for the thirteen-week periods ended May 27, 2006 and May 28, 2005 respectively.  Interest income for the thirty-nine weeks ended May 27, 2006 was $264,000 compared to $82,000 for the thirty-nine week period ended May 28, 2005.  These increases are due principally to more cash available for investing purposes and higher market interest rates during the current fiscal periods.

The income from continuing operations was $2,256,000 and $1,476,000 for the thirteen-week period ended May 27, 2006 and May 28, 2005, respectively.  Income from continuing operations for the thirty-nine weeks ended May 27, 2006 was $3,534,000 compared to a loss from continuing operations of $5,501,000 for the thirty-nine week period ended May 28, 2005. The improvement in continuing operations is primarily attributable to the closing of unprofitable stores, reduced overhead and successful implementation of the new supply chain.  In addition, during the thirteen-weeks ended May 28, 2005, we collected $2,000,000 in principal on promissory notes executed by the private company, pursuant to the settlement agreements in connection with the derivative litigation, representing the recovery of prior year receivables due from the private company.  Also, during the thirty-nine weeks ended May 28, 2005, we increased the valuation allowance of the deferred tax asset by $1,777,000 resulting from a change in judgment about the realization of tax benefits in future years due to consecutive losses incurred by us, as well as longer than anticipated deflationary pressure in the furniture industry sector.

During the thirteen-week period ended May 27, 2006, we closed a store in Las Vegas, Nevada, in addition to two store closings in Indianapolis, Indiana during the twenty-six week period ended February 25, 2006.  The operating results of the three closed stores were recorded in discontinued operations.  During fiscal 2005, we closed 20 stores, of which the operating results of 18 were reported as discontinued operations.  Income (loss) from discontinued operations amounted to ($11,000) and ($103,000) in the thirteen-week periods ended May 27, 2006 and May 28, 2005, respectively and $112,000 and ($954,000) in the thirty-nine week periods ended May 27, 2006 and May 28, 2005, respectively.  Income (loss) related to store closings approximated $0 and $31,000 in the thirteen-week periods ended May 27, 2006 and May 28, 2005, respectively and $182,000 and ($300,000) in the thirty-nine week periods ended May 27, 2006 and May 28, 2005, respectively.

Liquidity and Capital Resources

As of May 27, 2006, we had an aggregate working capital of $768,000 compared to an aggregate working capital deficiency of $3,307,000 at August 27, 2005 and had available cash and cash equivalents of $9,809,000 compared to $7,177,000 at August 27, 2005.  The increase in cash and cash equivalents is a result of improvement in our operational results.

Starting in 1995, we entered into agreements with the private company that permit us to offset our current monthly obligations to one another for an amount up to $1,000,000.  Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of 85 days, all obligations of the private company and the unconsolidated licensees due as of May 27, 2006 were subsequently paid.

On July 11, 2005, we entered into a Credit Agreement (the “Credit Agreement) and a Security Agreement (the “Security Agreement”) with Caye Home Furnishings, LLC (“Agent”), Caye Upholstery, LLC and Caye International Furnishings, LLC (collectively, “Caye”).  Under the Credit Agreement, Caye has agreed to make available to us a credit facility of up to $10.0 million, effectively extending Caye’s payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods.  The amount available under this facility may be reduced in the event that we do not maintain a specified level of eligible accounts receivable, eligible inventory and cash in deposit accounts.  We must pay each extension of credit under the Credit Agreement within 105 days after receipt of goods.  For the period between 75 and 105 days after receipt of goods, the annual interest rate will be the prime rate plus 0.75%.  If any extensions of credit were not repaid after 105 days, the interest rate would be the prime rate plus 2.75%.

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

As of May 27, 2006, we owed Caye approximately $9,521,000, no portion of which exceeded the 75-day payment terms.

On April 7, 2006, we amended our credit agreement with Caye Home Furnishings, LLC (“Caye”).  Under the amendment to the Credit Agreement, Caye agreed to increase our credit facility from $10.0 million to $11.5 million.

During May 2006, Klaussner Furniture Industries Inc. (“Klaussner”), one of our larger suppliers, voluntarily converted 3,510 shares of Series A Convertible Preferred Stock into 500,000 shares of our common stock resulting in a charge to additional paid in capital in the amount of $5,000.  As of May 27, 2006, Klaussner owns 6,490 shares of Series A Preferred Stock which are non-voting, have a liquidation preference of $3,245, do not pay dividends (except if declared on the common stock) and are convertible into 924,500 shares of the Company’s common stock.

We closed three stores during the thirty-nine weeks ended May 27, 2006. We spent $781,000 for capital expenditures from continuing operations during such thirty-nine week period and we anticipate capital expenditures approximating $100,000 during the balance of fiscal 2006 to support the maintenance of existing facilities.  We do not anticipate needing outside financing for such maintenance.

We anticipate generating positive operating cash flow for the year ending August 26, 2006.  In the opinion of management, cash on hand and cash flow from operations will be adequate to fund operations for the next twelve months.

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

                                    None.

Item 3.             Defaults Upon Senior Securities.

                                    None.

Item 4. Submission of Matters to a Vote of Security Holders.

                                    None.

Item 5. Other Information.

                                    None.

Item 6. Exhibits.

The following exhibits are filed with this report:

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

                                                                                                            JENNIFER CONVERTIBLES, INC.

July 11, 2006                                                                                       By:       /s/Harley J. Greenfield

                                                                                                                        Harley J. Greenfield, Chairman of the Board and Chief Executive Officer

July 11, 2006                                                                                       By:       /s/Rami Abada

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