Form 10-K
period 2006-08-26
JENNIFER CONVERTIBLES INC
filed 2006-11-22
CIK 806817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 26, 2006

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from ______ to ______

Commission File number 1-9681

JENNIFER CONVERTIBLES, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2824646

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

419 Crossways Park Drive
Woodbury, New York 11797

(Address of principal executive office)

Registrant’s telephone number, including area code (516) 496-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered

Common Stock, Par Value $0.01	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☒

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

          The aggregate market value of the common stock held by non-affiliates as of November 20, 2006 was $33,616,652.

          The number of shares outstanding of common stock, as of November 20, 2006 was 6,811,193.

          The Registrant’s proxy or information statement relating to its Annual Meeting of Stockholders to be held on February 6, 2007 is incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.          Business.

          Unless otherwise set forth herein, when we use the term ‘we’ or any derivation thereof, we mean Jennifer Convertibles Inc., a Delaware corporation, and its direct or indirect subsidiaries.

Business Overview

          We are the owner and licensor of the largest group of sofabed specialty retail stores and leather specialty retail stores in the United States, with stores located throughout the Eastern seaboard, in the Midwest, on the West Coast and in the Southwest.  As of August 26, 2006, our stores included 175 Jennifer Convertibles® stores and 16 Jennifer Leather stores.  Of these 191 stores, we owned 167 and licensed 24, including 23 owned and operated by a related private company and one owned by other third parties operated by the private company.

          Jennifer Convertibles® stores specialize in the retail sale of a complete line of sofabeds.  Additionally, we sell sofas and companion pieces, such as loveseats, chairs and recliners, in both fabric and leather, designed and priced to appeal to a broad range of consumers.  The sofabeds and companion pieces are made by several manufacturers and range from high-end merchandise to relatively inexpensive models.  We are the largest dealer of Sealy® sofabeds in the United States.  Jennifer Leather stores specialize in the retail sale of leather living room furniture.  In order to generate sales, our licensees and we rely on the attractive image of the stores, competitive pricing, prompt delivery and extensive advertising.

          We believe that the image presented by our stores is an important factor in our overall marketing strategy.  Accordingly, stores are designed to display our merchandise in an attractive setting designed to show the merchandise, as it would appear in a customer’s home.  All of our stores have a similar clearly defined style, are designed as showrooms for the merchandise and are carpeted, well lighted and well maintained.  Inventories for delivery are maintained in separate warehouses.  We display a variety of sofabeds and companion pieces at each Jennifer Convertibles retail location with cocktail tables and other accessories.  In contrast to certain of our competitors that primarily target particular segments of the market, we attempt to attract customers covering the broadest socioeconomic range of the market and, accordingly, offer a complete line of sofabeds made by a number of manufacturers in a variety of styles at prices currently ranging from approximately $299 to $2,200.  The Jennifer Leather stores similarly offer a complete line of leather living room furniture in a variety of styles and colors at prices currently ranging from approximately $599 to $5,000.  We also generally feature attractive price incentives to promote the purchase of merchandise.  In addition to offering merchandise by brand name manufacturers, we offer merchandise at our Jennifer Convertibles and Jennifer Leather stores under the private label “Bellissimo Collection®” brand name for leather merchandise.

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

          A related private company, “the private company”, operates 24 Jennifer Convertibles stores, 23 of which it owns and one of which it licenses or manages.  We do not own or collect any royalties from the 21 private company owned stores, which are located in New York.  However, the private company operates these stores in substantially the same way as we operate our stores and we are currently managing certain aspects of such stores.  Fred Love, who passed away in October 2004, co-founded the private company.  Mr. Love was one of our principal stockholders and also the brother-in-law of Harley J. Greenfield, our Chairman of the Board, Chief Executive Officer, director and principal stockholder.  Jane Love, Mr. Greenfield’s sister, is currently acting as the interim President of the private company. Jonathan Warner has been appointed as the trustee of Mr. Love’s estate.  See “Agreements and Transactions with Private Company (Note 3)” and “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 6, 2007, which is hereby incorporated by reference.

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

          We create advertising campaigns for use by our stores, which also may be used by the private company stores.  The private company bears a share of advertisement costs in New York.  However, we also advertise independently of the private company outside of the New York metropolitan area.  We are entitled to reimbursement from most of our licensees, which are responsible for their respective costs of advertising; however, the approach and format of such advertising is usually substantially the same for our licensees and us.  We also have the right to approve the content of all licensee advertising.  See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 6, 2007, which is hereby incorporated by reference.

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

          In fiscal 2006, we closed three stores and did not open any new stores.  We plan to open additional stores when attractive opportunities present themselves and we will selectively close stores where economics so dictate.  We do not anticipate opening any additional Jennifer Convertibles® or Jennifer Leather stores during fiscal 2007, however, we anticipate opening up a new big box concept store.  We closed one store as of October 30, 2006 and anticipate closing two to four additional stores during fiscal 2007.

Sources of Supply

          We currently purchase merchandise for our stores, and the stores of our licensees and the private company, from a variety of domestic manufacturers generally on 60 to 75 day terms.  We also purchase from overseas manufacturers on similar terms.  Our purchasing power combined with the purchasing power of our licensees and of the private company enables us to receive the right, in some instances, to exclusively market certain products, fabrics and styles.  See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 6, 2007, which is hereby incorporated by reference.

          Our principal suppliers of sofabeds are Klaussner Furniture Industries, Inc. and Caye Upholstery LLC.  Klaussner also manufactures furniture under the Sealy® brand name.  Sealy® brand name sofabeds are our largest selling brand name item and we believe Sealy® brand name mattresses are one of the largest selling mattresses in the world and have the highest consumer brand awareness.  Caye manufactures under the Simmons® brand name.  Simmons® brand name is one of the most recognized mattress brands.  We are the largest sofabed specialty retailer and the largest Sealy® and Simmons® sofabed dealer in the United States. Klaussner operates retail stores, which compete with Jennifer Convertibles stores.  Leather furniture is purchased primarily from Klaussner, Caye, DeCoro and Ashley.

          In December 1997, Klaussner purchased $5,000,000 of our convertible preferred stock.  During May 2006, Klaussner voluntarily converted 3,510 shares of Series A Preferred Stock into 500,000 shares of the Company’s common stock.  The remaining 6,490 shares of Series A Preferred Stock are convertible into 924,500 shares of the Company’s common stock.  In fiscal 2004, 2005, and 2006, Klaussner gave us certain vendor credits for repairs.    See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 6, 2007, which is hereby incorporated by reference and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of these transactions, Klaussner’s $5,000,000 investment and other transactions with Klaussner.

          On July 11, 2005, we entered into a Credit Agreement and a Security Agreement with Caye.  Under the amended Credit Agreement, Caye agrees to makes available to us a credit facility of up to $11.5 million, effectively extending Caye’s payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods.  Effective August 24, 2006 through September 8, 2006, Caye consented to temporarily increase the credit facility from $11.5 million to $12.5 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of these transactions.

Licensing Arrangements

          Effective April 30, 2005, pursuant to the settlement of our derivative litigation with the private company, we acquired substantially all of our licenses other than the stores owned by the private company. We have no current plans to enter into new license arrangements.

          On October 27, 2006, our wholly-owned subsidiary, Hartsdale Convertibles, Inc. (“Hartsdale”), entered into the Ashley Homestores, Ltd. Trademark Usage Agreement (the “Trademark Usage Agreement”) with Ashley Homestores, Ltd. (“Ashley”), pursuant to which Hartsdale was granted a 5-year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories.  During the 5-year term of the agreement, Hartsdale will use its best efforts to solicit sales of Ashley products and accessories at the authorized location, and in consultation with Ashley, develop annual sales goals and marketing objectives reasonably designed to assure maximum sales and market penetration of the Ashley products and accessories in the licensed territory.  We have guaranteed the obligations of Hartsdale under the Trademark Usage Agreement.

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

          On February 4, 2005, the United States District Court for the Eastern District of New York issued an Order and Final Judgment approving the settlement of certain previously disclosed derivative litigation actions commenced against us and a number of our affiliates and other related parties in December 1994. In connection with the settlement, the court approved a series of agreements (the “Settlement Agreements”) that we entered into with a related private company on July 6, 2001, which were designed to settle the derivative actions amongst the private company, certain of our current and former officers and directors, former accounting firms and us.  We had been operating under an Interim Operating Agreement designed to implement certain provisions of the Settlement Agreements.  Effectiveness of the Settlement Agreements was subject to certain conditions, including the court’s approval.  We have taken the additional steps necessary to consummate the settlement and thereby effectuated the Settlement Agreements on April 30, 2005.

          The material terms of the settlement agreements as it relates to warehousing and related services are as follows:

          Pursuant to a Warehouse Transition Agreement, the private company transferred to us the assets related to the warehouse system formerly operated by the private company and we became responsible for the leases and other costs of operating the warehouse.  Pursuant to computer hardware and software agreements, we also assumed control of, and responsibility for, the computer system used in the operations of the warehouse systems and stores while permitting the private company access to necessary services.  Pursuant to a Warehousing Agreement, we became obligated to provide warehouse services to the private company of substantially the type and quality it provided to us.  During the first five years of the agreement through April 30, 2010, we will receive a fee of 2.5% on the net sales price of goods sold by the private company up to $27,640,000 of sales and 5.0% on net sales over $27,640,000.  After April 30, 2010, we will receive a fee of 7.5% of all net sales by the private company.  In addition, during the full term of the agreement, we will receive a fee for fabric protection and warranty services at the rate we were being charged, subject to increase for documented cost increases.  We were also obligated to pay the private company specified amounts based on decreases in its sales levels.  As of October 13, 2006, such amounts have been waived.  Pursuant to an Interim Operating Agreement, the parties operated as if the above-mentioned settlement agreements were in effect as of May 27, 2001 through April 30, 2005.  See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 6, 2007, which is hereby incorporated by reference for a more complete description of the settlement.

Trademarks

          The trademarks, Jennifer Convertibles®, Jennifer Leather®, Jennifer House®, With a Jennifer Sofabed, There’s Always a Place to Stay®, Jenni-Pedic®, Elegant Living®, Jennifer’s Worryfree Guarantee®, Jennifer Living Rooms®, Bellissimo Collection®, and Jennifer Sofas®, are registered with the U.S. Patent and Trademark Office and are now owned by us.  The private company, as licensee, was granted a perpetual royalty-free license to use and sublicense these proprietary marks (other than the ones related to Jennifer Leather) in the State of New York, subject to certain exceptions, including six stores currently owned by us and operating in New York and seven more which the private company agreed we may open on a royalty-free basis.  Pursuant to the Settlement Agreement, we now have the right to open an unlimited number of stores in New York for a royalty of $400,000 per year, provided however, that on November 18, 2004, the Management Agreement and License pursuant to which we are required to make such royalty payments to the private company was amended such that  the private company agreed to waive its rights to receive from us such annual royalty payment during the period commencing January 1, 2005 through April 30, 2005, the date on which court approval was  granted.  See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 6, 2007, which is hereby incorporated by reference.

Employees

          As of August 26, 2006, we employed 453 people, including five executive officers.  We train personnel to meet our expansion needs by having our most effective managers and salespersons train others and evaluate their progress and potential for us.  We believe that our employee relations are satisfactory.  None of our employees are represented by a collective bargaining unit.  We have never experienced a strike or other material labor dispute.

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

Item 1A.          Risk Factors.

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

          We incurred a net income (loss) of $5,220,000, ($3,870,000), and ($4,142,000) in the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively.  While we were profitable in the most recent fiscal year, the furniture business is cyclical and we have been impacted in the past and will continue to be affected by changes in such cycles, by losses from new stores, the overall economic and political climate, by changes in consumer preferences or demographics or unknown risks and uncertainties that may cause us to incur losses from operations.

Our company could suffer from potential conflicts of interest.

          Potential conflicts of interest exist since Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer, and Edward B. Seidner, our Executive Vice President, and a former director, are owed over $10 million by the private company, which owns, controls or licenses the private company stores.  Accordingly, such persons derive substantial economic benefits from the private company.  In addition, Fred Love, the co-founder of the related private company, was Mr. Greenfield’s brother-in-law. Mr. Love passed away in October 2004 and Jane Love, Mr. Greenfield’s sister, is currently acting as the interim President of the private company.  Circumstances may arise in which the interest of the private company stores, of the private company or of Mr. Greenfield and Mr. Seidner will conflict with our interests.  There are also numerous relationships, and have been numerous transactions, between us and the private company, including an agreement under which we warehouse and purchase merchandise for the private company, manage its stores and provide it other services.  See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 6, 2007, which is hereby incorporated by reference.

We heavily depend on two suppliers.

          We purchase a significant percentage of our merchandise from Klaussner, which also manufactures furniture under the Sealy® brand name.  During the fiscal year ended August 26, 2006, we purchased approximately 22% of our merchandise from Klaussner and 62% of our merchandise from Caye.  Since a large portion of our revenues have been derived from sales of Klaussner and Caye products, the loss of these suppliers could have a material adverse impact on us until alternative sources of supply are established.  Our obligations to Caye are secured by substantially all of our assets.  Klaussner is also a principal stockholder and creditor of ours and owns retail stores that compete with ours.  Klaussner’s and Caye’s position as significant creditors could potentially result in a temporary or permanent loss of our principal supply of merchandise, if, for example, Klaussner and Caye halted supply because we defaulted on or were late in making our payments to them.  See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 6, 2007, which is hereby incorporated by reference.

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

          Our ability to expand and support our business may depend upon our ability to obtain additional financing.  We may have difficulty obtaining debt or equity financing. We are currently a party to a Credit Agreement and a Security Agreement with Caye (the “Caye Credit Facility”), pursuant to which Caye agreed to provide us with $11.5 million of debt financing.  Effective August 24, 2006 through September 8, 2006, Caye consented to temporarily increase the credit facility from $11.5 million to $12.5 million.  As of August 26, 2006, we owed Caye approximately $12,335,000.  Most of our assets are pledged to Caye as security for the amounts we owe under the Caye Credit Facility.  From time to time, our financial position has made it difficult for us to obtain third party consumer financing.  Inability to secure such financing may adversely affect sales.

Substantially all of our assets have been pledged to Caye pursuant to our credit facility.

          Pursuant to the terms of the Caye Credit Facility, substantially all of our assets have been pledged to Caye as security for any amounts we owe under the Caye Credit Facility.  In the event of any bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us, the assets that are pledged as collateral securing any unpaid amounts must first be used to pay such amounts, as well as any other obligation secured by the pledged assets pursuant to the terms of the Caye Credit Facility, in full, before making any distributions to stockholders.  In such event, you could lose all or a part of your investment.

Harley J. Greenfield and current management are likely to retain control.

          As of November 17, 2006, Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer and principal stockholder, beneficially owns approximately 19.7% of our outstanding shares of common stock.  Approximately 38.3% of the outstanding common stock is beneficially owned by all officers and directors as a group, including Messrs. Greenfield and Seidner.  Since the holders of our common stock do not have cumulative voting rights, such officers’ and directors’ ownership of our common stock will likely enable them to exercise significant influence in matters such as the election of our directors and other matters submitted for stockholder approval.  Also, the relationship of such persons to the private company could serve to perpetuate management’s control in light of the private company’s relationship to us.

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

We are prohibited from paying dividends on common stock.

          Under the terms of the Caye Credit Facility, we are prohibited from paying any dividends on our common stock.  We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future.  We currently anticipate that we will retain any earnings for use in the operation and expansion of our business.

We have a temporary exemption from the American Stock Exchange listing requirements and failure to meet our plan of compliance could result in the delisting of our common stock.

          On January 5, 2006, we received a letter from the American Stock Exchange (the “Exchange”) advising us that we were not in compliance with the Exchange’s requirements for continued listing.  Among other things, the Exchange requires a minimum shareholder’s equity of $4 million.  As of November 26, 2005, our shareholder’s equity was $81,000.  Accordingly, in order to maintain the continued listing of our stock, we were required to submit a plan of compliance (the “Plan”) to the Exchange demonstrating that we would be in compliance with all of the Exchange’s requirements for continued listing within 18 months of the January 5, 2006 notice letter (the “Plan Period”).  We submitted the Plan to the Exchange on February 3, 2006.  On March 1, 2006, we received a letter from the Exchange advising us that the Exchange had reviewed and approved the Plan and that our listing on the Exchange was being continued pursuant to an extension.  However, the Exchange noted that it would continue to review us periodically for compliance with the Plan and, if we do not show progress consistent with the Plan, the Exchange may immediately commence delisting proceedings.  As of August 26, 2006, our stockholder’s equity was $5,559,000.  While we believe that we will demonstrate adequate progress consistent with the Plan to the satisfaction of the Exchange during the Plan Period and achieve the required compliance with the Exchange’s continued listing standards by the end of the Plan Period to remain listed on the Exchange, there can be no assurance that we will.

Item 1B.       Unresolved Staff Comments.

          Not applicable.

Item 2.          Properties.

          We maintain our executive offices in Woodbury, New York pursuant to a lease, which expires in the year 2008.

          As of August 26, 2006, we lease substantially all of our store and warehouse locations pursuant to leases, which expire between 2006 and 2016.  During fiscal 2007, 20 leases will expire, although we, as lessee, have the option to renew 12 of those leases.  We also have nine leases that are month-to-month.  We anticipate remaining in most of these locations, subject, in the case of the leases that expire, to negotiating acceptable renewals with the landlords.  The leases are usually for a base term of at least five years.  For additional information concerning the leases, see Note 12 of “Notes to Consolidated Financial Statements.”

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

          As described under the heading “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 6, 2007, which is hereby incorporated by reference, on July 6, 2001, the private company and we entered into a series of agreements designed to settle the derivative action among the private company, certain of our current and former officers, directors and former accounting firms and us. We also entered into an Interim Operating Agreement designed to implement certain of the provisions of the settlement agreement prior to court approval.

          On February 4, 2005, the United States District Court for the Eastern District of New York issued an Order and Final Judgment approving the settlement of the derivative litigation.  In connection with the settlement, the court approved a series of agreements (the “Settlement Agreements”) that we entered into with a related private company on July 6, 2001, which were designed to settle the derivative actions amongst the private company, certain of our current and former officers and directors, former accounting firms and us. Effectiveness of the Settlement Agreements was subject to certain conditions, including the court’s approval.   We have taken the additional steps necessary to consummate the settlement and thereby effectuated the Settlement Agreements on April 30, 2005.

          In connection with the class action litigation, on November 7, 2005, we issued to eligible Plaintiffs an additional 31,499 shares of Series B Convertible Preferred Stock, convertible into 22,049 shares of our common stock, in connection with the settlement of the derivative litigation.  The Series B Preferred Stock shares are non-voting, have a liquidation value of $5.00 per share and accrue dividends at a rate of $.35 per share per annum.  On September 6, 2005, our Board of Directors declared a dividend of $.35 per share aggregating $50,000 payable November 8, 2005 to Series B Convertible Preferred Stock shareholders of record on October 29, 2005.  Accumulated unpaid dividends for the period from October 30, 2005 through August 26, 2006 on the 88,880 shares of Series B Preferred Stock outstanding amounted to $25,476.  The preferred stock is convertible at our option at any time after the Common Stock trades at a price of at least $7.00 per share.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

          Not applicable.

Our Executive Officers

          Our executive officers are as follows:

Harley J. Greenfield

          Mr. Greenfield, age 62, has been our Chairman of the Board and Chief Executive Officer since August 1986 and was our President from August 1986 until December 1997.  Mr. Greenfield has been engaged for more than 35 years in the furniture wholesale and retail business and was one of the co-founders of the private company, which established the Jennifer Convertibles concept in 1975.  Mr. Greenfield is a member of the New York Home Furnishings Association.

Edward B. Seidner

          Mr. Seidner, age 54, became a member of our Board of Directors in August 1986 and served until November 9, 2004. He has been our Executive Vice President since September 1994.  From 1977 until November 1994, Mr. Seidner was an officer and a director of the private company.  Mr. Seidner has been engaged for more than 30 years in the furniture wholesale and retail business.  Mr. Seidner is a member of the New York Home Furnishings Association.

Rami Abada

          Mr. Abada, age 47, became our President and a member of our Board of Directors on December 2, 1997, has been our Chief Operating Officer since April 12, 1994 and became our Chief Financial Officer on September 10, 1999.  Mr. Abada was our Executive Vice President from April 12, 1994 to December 2, 1997.  Prior to joining us, Mr. Abada had been employed by the private company since 1982.

Leslie Falchook

          Mr. Falchook, age 46, has been one of our Vice Presidents since September 1986.  Mr. Falchook is primarily involved with our internal operations.  Prior to joining us, Mr. Falchook had been employed by the private company since 1982.

Kevin Mattler

          Mr. Mattler, age 48, became our Vice President of Store Operations on April 12, 1994 and has been with us since 1988.  Mr. Mattler is involved with, and supervises, the operation of our stores and, during his tenure with us, Mr. Mattler has been involved in all facets of our operations.  Prior to joining us, Mr. Mattler had been employed by the private company since 1982.

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

	High	Low

Fiscal Year 2005:
1st Quarter	$3.19	$2.26
2nd Quarter	3.15	2.44
3rd Quarter	2.70	1.91
4th Quarter	2.80	2.22

	High	Low

Fiscal Year 2006:
1st Quarter	$4.10	$1.95
2nd Quarter	5.89	3.51
3rd Quarter	6.47	4.70
4th Quarter	7.00	5.01

          As of November 20, 2006, there were approximately 184 holders of record and approximately 1,000 beneficial owners of our common stock.  On November 20, 2006, the closing sales price of our common stock as reported on the American Stock Exchange was $5.86.

Dividend Policy

          We have never paid a dividend on our common stock and we do not anticipate paying dividends on the common stock at the present time.  We currently intend to retain earnings, if any, for use in our business.  There can be no assurance that we will ever pay dividends on our common stock.  Our dividend policy with respect to the common stock is within the discretion of the Board of Directors and its policy with respect to dividends in the future will depend on numerous factors, including our earnings, financial requirements and general business conditions.  In addition, under the terms of the Caye Credit Facility, we are prohibited from paying dividends on our common stock.

Equity Compensation Plan Information

          The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of August 26, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	715,502	$2.88	316,667
Equity compensation plans not approved by security holders (2)	1,943,230	$3.50	—
Total	2,658,732	$3.33	316,667

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

Item 6.	Selected Financial Data

The following table presents certain selected financial data for Jennifer Convertibles, Inc. and subsidiaries.

	(In thousands, except for share data)

Operations Data:	Year Ended 8/26/2006	Year Ended 8/27/2005	Year Ended 8/28/2004	Year Ended 8/30/2003	Year Ended 8/31/2002

		(a)	(a)	(a)	(a)
Revenue	$140,381	$121,237	$127,902	$121,329	$145,982

Cost of sales, including store occupancy, warehousing, delivery and service costs	96,069	86,550	90,272	82,675	92,585
Selling, general and administrative expenses	38,397	37,343	38,989	40,254	41,464
Impairment of goodwill	—	146	—	—	—
Depreciation and amortization	841	894	1,451	1,641	1,589
Recovery of prior year receivables and other amounts due from the Private Company	—	(2,600)	—	—	—

	135,307	122,333	130,712	124,570	135,638

Operating (loss) income	5,074	(1,096)	(2,810)	(3,241)	10,344
Gain on sale of lease	—	—	220	—	—
Interest income	402	136	111	136	210
Interest expense	(26)	(2)	(3)	(11)	(14)

Income (loss) before income taxes	5,450	(962)	(2,482)	(3,116)	10,540
Income tax expense (benefit)	321	1,869	973	(566)	(693)

Income (loss) from continuing operations	5,129	(2,831)	(3,455)	(2,550)	11,233
Income (loss) from discontinued operations (including income (loss) on store closings of $180 and ($420) for fiscal 2006 and 2005, respectively)	91	(1,039)	(687)	(827)	(242)

Net income (loss)	$5,220	$(3,870)	$(4,142)	$(3,377)	$10,991

Basic income (loss) per share
Continuing operations	$0.70	$(0.49)	$(0.61)	$(0.46)	$1.57
Discontinued operations	0.01	(0.18)	(0.12)	(0.14)	(0.03)

Net income (loss)	$0.71	$(0.67)	$(0.73)	$(0.60)	$1.54

Diluted income (loss) per share
Continuing operations	$0.61	$(0.49)	$(0.61)	$(0.46)	$1.53
Discontinued operations	0.01	(0.18)	(0.12)	(0.14)	(0.03)

Net income (loss)	$0.62	$(0.67)	$(0.73)	$(0.60)	$1.50

Weighted average common shares outstanding	6,043,157	5,773,707	5,713,058	5,709,900	5,704,058
Weighted average common shares issuable on conversion of Series A participating preferred stock	1,292,269	—	—	—	1,424,500

Total weighted average common shares outstanding basic	7,335,426	5,773,707	5,713,058	5,709,900	7,128,558
Effect of potential common shares issuances:
Stock options	886,152	—	—	—	177,868
Warrants	70,497	—	—	—	—
Series B convertible preferred stock	57,915	—	—	—	18,664

Weighted average common shares outstanding diluted	8,349,990	5,773,707	5,713,058	5,709,900	7,325,090

Cash dividends on Series B convertible preferred stock	$50	—	—	$88	—

Item 6.	Selected Financial Data

Store Data:	8/26/2006	8/27/2005	8/28/2004	8/30/2003	8/31/2002

Company-owned stores open at the end of the period	167	170	141	138	120
Consolidated licensed stores open at the end of the period	—	—	48	48	48
Licensed stores not consolidated open at the end of the period	1	1	3	3	3

Total stores open at end of period	168	171	192	189	171

Company-owned stores at the beginning of the year:	170	141	138	120	112
Company-owned stores opened during the year	—	1	5	18	8
Company-owned stores closed during the year	(3)	(20)	(2)	—	—
Consolidated licensed stores acquired during the year	—	48	—	—	—

Company-owned stores at the end of the year:	167	170	141	138	120

Balance Sheet Data:	8/26/2006	8/27/2005	8/28/2004	8/30/2003	8/31/2002

Working capital (deficiency)	$2,693	$(3,307)	$(1,036)	$3,625	$5,891
Total assets	40,007	33,215	31,522	39,707	43,625
Long-term obligations	145	—	—	—	—
Total liabilities	34,448	34,063	28,708	32,863	33,539
Stockholders equity (Capital deficiency)	5,559	(848)	2,814	6,844	10,086
Stockholders equity (Capital deficiency) per outstanding common share (b)	$0.31	$(1.06)	$(0.43)	$0.27	$0.84

(a)	Restated to include discontinued operations consisting of 3 stores closed during the year ended 8/26/06.
(b)	Computed by dividing stockholder’s equity, reduced for liquidation preferences of preferred stock, by outstanding common shares at the balance sheet date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

          The following table sets forth, for the periods indicated, the percentage of total revenue from continuing operations contributed by each class:

	August 26, 2006	August 27, 2005	August 28, 2004

Merchandise Sales - net	80.5%	82.6%	83.1%
Home Delivery Income	8.9%	7.5%	7.3%
Charges to the Private Company	3.8%	3.3%	3.0%

Net Sales	93.2%	93.4%	93.4%
Revenue from Service Contracts	6.8%	6.6%	6.6%

Total Revenue	100.0%	100.0%	100.0%

Fiscal year ended August 26, 2006 compared to fiscal year ended August 27, 2005:

          Net sales from continuing operations were $130,873,000 and $113,186,000 for the fiscal years ended August 26, 2006 and August 27, 2005, respectively.  Net sales from continuing operations increased 15.6%, or $17,687,000, for the fiscal year ended August 26, 2006.  Revenue from service contracts from continuing operations increased 18.1% to $9,508,000 for the fiscal year ended August 26, 2006, as compared to $8,051,000 for the fiscal year ended August 27, 2005.  Such increases are primarily attributable to the efficiency of a new supply chain, an increase in home delivery rates charged to customers, and an increase in the sale of fabric protection.

          Same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) increased by 15.1% for the fiscal year ended August 26, 2006 as compared to August 27, 2005. Total square footage leased increased approximately 1.0% as a result of three relocated stores.  Also, we did not expand or decrease our square footage in any of our existing stores during the fiscal year ended August 26, 2006

          Cost of sales from continuing operations, as a percentage of revenue for the fiscal year ended August 26, 2006, was 68.4% compared to 71.4% for the same period ended August 27, 2005.  Cost of sales from continuing operations increased to $96,069,000 for the fiscal year ended August 26, 2006, from $86,550,000 for the fiscal year ended August 27, 2005.  The decrease in cost of sales as a percentage of revenue is largely attributable to the success of controlling supply chain costs while increasing net sales and revenue from service contracts as more fully described above.  Store occupancy costs as a percentage of revenue were 15.5% and 17.7% for the fiscal year ended August 26, 2006 and August 27, 2005, respectively.  Store occupancy costs decreased as a percentage of revenue since these costs are spread over an increased revenue base.

          Selling, general and administrative expenses from continuing operations were $38,397,000 (27.4% as a percentage of revenue) and $37,343,000 (30.8% as a percentage of revenue) for the fiscal years ended August 26, 2006 and August 27, 2005, respectively.  Fees associated with our private label card business from continuing operations and expenses related to certain shortfall payments charged by the private company decreased by $510,000 and $478,000 respectively, compared to the same period last year.  Compensation expense to salespersons and executive management in the form of commissions and bonuses increased by approximately $1,773,000, compared to the same period last year.  The decrease in selling, general and administrative expenses from continuing operations as a percentage of revenue reflects certain fixed costs spread over an increased revenue base.

          Interest income increased by $266,000 to $402,000 for the fiscal year ended August 26, 2006, as compared to $136,000 during the prior year.  The increase is due principally to more cash available for investing purposes and higher market interest rates during the current fiscal year.

          We reported income tax expense of $321,000 and $1,869,000 in 2006 and 2005, respectively.  The expense for 2006 consists principally of current state income taxes since federal income taxes were substantially eliminated by utilization of net operating loss carryforwards.  The expense for 2005 results primarily from the increase in the valuation allowance on the deferred tax asset in the amount of $1,777,000.

          The income (loss) from continuing operations was $5,129,000 and ($2,831,000) for the fiscal years ended August 26, 2006 and August 27, 2005, respectively. The improvement in continuing operations is primarily attributable to the closing of unprofitable stores, reduced overhead and successful implementation of the new supply chain.  In addition, during the fiscal year ended August 27, 2005, we collected $2,000,000 in principal on promissory notes executed by the private company, pursuant to the settlement agreements in connection with the derivative litigation, representing the recovery of prior year receivables due from the private company for which a valuation allowance had been provided.  Also, during the fiscal year ended August 27, 2005, we increased the valuation allowance of the deferred tax asset by $1,777,000 resulting from a change in judgment about the realization of tax benefits in future years due to consecutive losses incurred by us, as well as longer than anticipated deflationary pressure in the furniture industry sector.

          During fiscal 2006, we closed three stores. During fiscal 2005, we closed 20 stores, of which 18 were reported as discontinued operations. The operating results of these 21 stores were reported as discontinued operations for fiscal 2006 and 2005.  Income (loss) from discontinued operations amounted to $91,000 and ($1,039,000) for the fiscal year ended August 26, 2006 and August 27, 2005, respectively.

Fiscal year ended August 27, 2005 compared to fiscal year ended August 28, 2004:

          Net sales from continuing operations was $113,186,000 and $119,521,000 for the fiscal years ended August 27, 2005 and August 28, 2004, respectively.  Net sales from continuing operations decreased 5.3%, or $6,335,000, for the fiscal year ended August 27, 2005.  Revenue from service contracts from continuing operations decreased 3.9% to $8,051,000 for the fiscal year ended August 27, 2005, as compared to $8,381,000 for the fiscal year ended August 28, 2004.  Such decreases are largely impacted by the deflationary pressure in the furniture industry caused by a change in the source of supply to China, which reduced unit prices to customers.  In addition, the reduction in merchandise sales was affected by a decline in overall demand within the furniture industry sector, as well as going out of business promotions by a competitor during the fiscal year ended August 27, 2005.  The decrease in merchandise sales directly impacted home delivery income and revenues from service contracts.

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

          Cost of sales from continuing operations, as a percentage of revenue for the fiscal year ended August 27, 2005, was 71.4% compared to 70.6% for the same period ended August 28, 2004.  Cost of sales from continuing operations decreased to $86,550,000 for the fiscal year ended August 27, 2005, from $90,272,000 for the fiscal year ended August 28, 2004.  Store occupancy costs as a percentage of revenues were 17.7% and 16.2% for the fiscal years ended August 27, 2005 and August 28, 2004, respectively, reflecting higher occupancy costs and certain fixed costs spread over a decreased revenue base.

          Selling, general and administrative expenses from continuing operations were $37,343,000 (30.8% as a percentage of revenue) and $38,989,000 (30.5% as a percentage of revenue) for the fiscal years ended August 27, 2005 and August 28, 2004, respectively.  The decrease in total expenses is primarily attributable to a reduction of $901,000 of expenses related to certain shortfall and royalty payments charged by the private company in fiscal 2005.  The increase in selling, general and administrative expenses from continuing operations as a percentage of revenue reflects certain fixed costs spread over a decreased revenue base partially offset by the $901,000 reduction referred to above.

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

          Loss from discontinued operations, representing the operations of 18 stores closed during fiscal 2005, as restated for three store closings in fiscal 2006, amounted to $1,039,000 and $687,000 in fiscal 2005 and 2004, respectively. Net loss in the fiscal year ended August 27, 2005 was $3,870,000 compared to net loss of $4,142,000 in the fiscal year ended August 28, 2004.  The decrease in the net loss is largely attributable to the recovery of previously reserved receivables from the private company partially offset by the increase in the valuation allowance of the deferred tax asset.

Liquidity and Capital Resources

          As of August 26, 2006, we had aggregate working capital of $2,693,000 compared to aggregate working capital deficiency of $3,307,000 as of August 27, 2005, and had available cash and cash equivalents of $12,641,000 compared to cash and cash equivalents of $7,177,000 as of August 27, 2005.  The increase in cash and cash equivalents is a result of improvement in our operational results.

          Starting in 1995, we entered into agreements with the private company that permit us to offset our current monthly obligations to one another for an amount up to $1,000,000.  Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of 85 days, all obligations of the private company and the unconsolidated licensees due as of August 26, 2006 were subsequently paid.

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

          On October 27, 2006, we entered into the Second Amendment to Credit Agreement and First Amendment to Security Agreement (the “Amendment to Credit Agreement and Security Agreement”) by and among Caye Home Furnishings, LLC, Caye Upholstery, LLC, Caye International Furnishings, LLC and certain other parties, pursuant to which such agreements were amended to permit us to open and operate several licensed Ashley Furniture HomeStores in New York.

          As of August 26, 2006, we owed Caye approximately $12,335,000, no portion of which exceeded the 75-day payment terms.  Effective August 24, 2006 through September 8, 2006, Caye consented to temporarily increase the credit facility from $11.5 million to $12.5 million.

          The Settlement Agreements impact our liquidity, capital resources and operations in a number of ways, including:

•

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

•

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

•

The private company is obligated to pay us $125,750 per month for advertising.  This represents a decrease from the $150,000 per month to which we were previously entitled.  In addition, if private company sales had been less than $45,358,000 for the initial period from January 1, 2002 through August 30, 2003 or are less than $27,640,000 for each succeeding 12-month period commencing August 31, 2003, we must reimburse the private company $0.50 for every dollar of sales under those amounts subject to the $4,500,000 and $2,700,000 caps described in the paragraph below. If the private company sales exceed $27,640,000 in any of the first two annual periods commencing on the Closing Date, then the private company will also pay us an amount equal to forty-eight percent (48%) of such excess.  If, during any annual period commencing on the second anniversary of the Closing Date, the private company sales (i) exceed $27,640,000 but do not surpass $29,640,000, then, the private company will pay us an amount equal to ten percent (10%) of the private company sales in excess of $27,640,000 but below $29,640,000 for such period or (ii) exceed $29,640,000, then, the private company will pay us an amount equal to forty-eight percent (48%) of the private company sales in excess of $29,640,000 for such period.  We were obligated to pay the private company $0, $389,000 and $924,000 under this provision in fiscal 2006, 2005 and fiscal 2004, respectively.  On November 18, 2004, the Management Agreement and License pursuant to which we are required to make such payments to the private company was amended such that the private company has agreed to waive its rights to receive the payments described above during the period commencing January 1, 2005 through August 31, 2007.  This waiver also covers any payments during such period in the event that the settlement agreements are approved by the court and become effective during such period.  As of October 13, 2006, this waiver became permanent.

•

Because we may negatively impact the private company’s sales by opening additional stores of our own within the state of New York and because we will be managing the private company’s stores, we agreed to pay the private company 10% of the amount by which its net sales for the initial period from January 1, 2002 through August 30, 2003 were less than $45,358,000, provided that if its sales fell below $42,667,000 for that initial period, we were obligated to pay the private company 15% of such shortfall amount, provided further that such amounts, together with amounts we were required to pay for advertising if the private company’s sales had dropped below $45,358,000 during such initial period, shall not have, in the aggregate, exceeded $4,500,000 for such initial period. Upon the expiration of the initial period, if the private company’s sales during any 12-month period commencing on August 31, 2003 are less than $27,640,000, we are obligated to pay the private company 10% of such shortfall amount, provided that if its yearly net sales fall below $26,000,000, we will pay the private company 15% of such shortfall amount, provided further that such amounts, together with amounts we may pay for advertising if the private company’s sales drop below $27,640,000 during in any 12-month period, shall not, in the aggregate, exceed $2,700,000 during such 12-month period.  We were obligated to pay the private company $0, $78,000 and $277,000 under this provision in fiscal 2006, 2005 and fiscal 2004, respectively.  On November 18, 2004, the Management Agreement and License pursuant to which we are required to make such payments to the private company was amended such that the private company has agreed to waive its rights to receive the payments described above during the period commencing January 1, 2005 through August 31, 2007.  This waiver also covers any payments during such period in the event that the settlement agreements are approved by the court and become effective during such period.  As of October 13, 2006, this waiver became permanent.

•

In settlement of certain disputes as to amounts due us from the private company,  the private company has executed three promissory notes to us in the aggregate principal amount of $2,600,000, including a note in the principal amount of $200,000 due over three years and bearing interest at 6% per annum, a note in the principal amount of $1,400,000 due over five years and bearing interest at 6% per annum, and a note in the principal amount of $1,000,000 due over five years without interest, plus amounts owed as of the date in which settlement was approved by the court, for purchasing and other services.  As of October 20, 2005, we collected all $2,600,000 in principal on the notes.

•

The effect of these agreements with the private company, including our assumption of the warehousing responsibilities, improved our operating results by $667,000 in fiscal 2006 ,and by $2,160,000 in fiscal 2005 and adversely effected our operating results by $694,000 in fiscal 2004 , compared to the results we would have achieved based on the same sales levels under the agreements effective prior to the Initial Operating Agreement.  There is no assurance that the agreement will improve our future operating results in the future.

          For a more detailed discussion of the settlement agreement and the Interim Operating Agreement, see “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 6, 2007, which is hereby incorporated by reference.

Contractual Obligations and Commitments

          The following table sets forth our future contractual obligations in total, for each of the next five years and thereafter, as of August 26, 2006.  Such obligations include the retail store and warehouse leases, the lease for the executive office, written employment contracts for two of our executive officers, and agreements to pay the private company royalties.

(Dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total

Operating leases for retail stores, warehouses and executive office	$18,715	$16,561	$12,701	$9,204	$6,545	$9,991	$73,717
Capital leases for equipment	37	37	37	37	28	47	223
Royalty payments to the private company (1)	400	400	400	400	400	5,466	7,466
Employment contracts	900	—	—	—	—	—	900
Fabric protection fees to the private company	600	600	—		—	—	1,200

Total contractual obligations	$20,652	$17,598	$13,138	$9,641	$6,973	$15,504	$83,506

(1)

The obligation to make these payments terminates on the earliest of (i) the closing of the asset acquisition following an exercise by us of our option to purchase substantially all of the assets of the private company under the Option Agreement; (ii) April 30, 2025, unless the parties extend the License Term, in which case the date shall be December 31, 2049; (iii) the termination of Manager’s role as manager under the Agreement; or (iv) on such date as is determined by an arbitrator or a court.  For purposes of calculating the amount we have assumed the license will run out on April 30, 2025

          For the fiscal years ended August 26, 2006 and August 27, 2005 we had $1,100,000 and $532,000, respectively, in capital expenditures from continuing operations.  We currently anticipate capital expenditures of approximately $2,500,000 during fiscal 2007 to open a new store concept and to support the maintenance of existing facilities.  We do not anticipate needing outside financing for such capital expenditures.

          We anticipate generating positive operating cash flow for the year ending August 27, 2007.  In the opinion of management, cash on hand and cash flow from operations will be adequate to fund operations for the next twelve months.

Critical Accounting Policies

          Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions, which we continually evaluate. Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K includes a discussion of our significant accounting policies. The following accounting policies are those we consider critical to an understanding of the consolidated financial statements because their application places the most significant demands on our judgment. Our financial results might have been different if other assumptions had been used or other conditions had prevailed.

Calculation of the Liability for Lease Termination Costs

          When leased properties are no longer used for operating purposes, we recognize a liability for the difference between our future lease payments and related costs from the date of closure through the end of the remaining lease term, net of contractual or estimated sublease rental income. Inherent in the calculation of accrued lease termination costs are significant management judgments and estimates, including estimates of the amount and timing of future sublease revenues and the timing and duration of future vacancy periods. We review these judgments and estimates on a quarterly basis and make appropriate revisions. Fluctuations in the economy and in the marketplace demand for commercial properties can result in material changes in the liability for lease termination costs.

Goodwill and Other Identified Intangible Assets

          We review goodwill for impairment annually during the fourth quarter of each year, and also between annual tests upon the occurrence of trigger events.  The reviews are performed at the store level.  Generally fair value represents discounted projected future cash flows.  Impairment is indicated when the carrying value of a store including goodwill exceeds its fair value.  If under such circumstances, the fair value of a store is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the store’s goodwill.  Impairment loss is recognized for any excess of the carrying value of the stores goodwill over the implied fair value.

          The performance of the goodwill impairment test is subject to significant judgment in determining the fair value of reporting units, the estimation of future cash flows, the estimation of discount rates, and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and/or goodwill impairment of each reporting unit.

Income Taxes

          Some deductions for tax return purposes are taken when the expenses are actually paid, rather than when the expenses are recorded for book purposes. We accrue for the tax benefit expected to be received in future years if, in our judgment, it is more likely than not that we will receive such benefits. The amount and timing of certain current deductions require interpretation of tax laws. We estimate and accrue income tax contingencies for differences in interpretation that may exist with tax authorities. Quarterly, we evaluate income tax contingency accruals and the likelihood the benefits of a deferred tax asset will be realized. We consider a variety of factors, including the nature and amount of tax income and expense items, the current tax statutes, the current status of audits performed by tax authorities and the projected future earnings.

Inflation

          There was no significant impact on our operations as a result of inflation during the three fiscal years ended August 28, 2004, August 27, 2005 and August 26, 2006.

Off-Balance Sheet Arrangements

          We have not entered into any off-balance sheet arrangements.

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

          Not Applicable.

PART III

Item 10.	Our Directors and Executive Officers.

          The information set forth under the caption “Election of Directors” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 6, 2007 is hereby incorporated by reference.

Item 11.	Executive Compensation.

          The information set forth under the caption “Executive Compensation” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 6, 2007 is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

          The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 6, 2007 is hereby incorporated by reference. Please see “Item 5. Market for Registrant’s Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities” for the information required by Item 201(d) of Regulation S-K with respect to Equity Compensation Plan Information.

Item 13.	Certain Relationships and Related Transactions.

          The information set forth under the caption “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 6, 2007 is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

          The information set forth under the caption “Principal Accounting Fees and Services” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 6, 2007 is hereby incorporated by reference.

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

(3) Exhibits.

10.60

Security Agreement by and among Jennifer Convertibles, Inc., Caye Home Furnishings, LLC, Caye Upholstery, LLC and Caye International Furnishings, LLC incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 28, 2005.

10.61	Amendment No.3 to Warehouse Agreement, by and among Jennifer Convertibles, Inc., Jennifer Warehousing, Inc., and Jara Enterprises, Inc. *

10.62	First Amendment to Credit Agreement incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 25, 2006.

10.63

Amendment No. 4 to Management Agreement and License, by and between Jara Enterprises, Inc., Jennifer Convertibles, Inc. and Jennifer Acquisition Corp. incorporated herein by reference to our Current Report on Form 8-K filed on October 18, 2006 reporting as an Item 1.01 event.

10.64

Second Amendment to Credit Agreement and First Amendment to Security Agreement by and among Caye Home Furnishings, LLC, Caye Upholstery, LLC, Caye International Furnishings, LLC incorporated herein by reference to our Current Report on Form 8-K filed on November 2, 2006 reporting as an Item 1.01 event.

10.65

Ashley Homestores, Ltd. Trademark Usage Agreement by and between Hartsdale Convertibles, Inc. (a wholly owned subsidiary of Jennifer Convertibles, Inc.) and Ashley Homestores, Ltd. incorporated herein by reference to our Current Report on Form 8-K filed on November 2, 2006 reporting as an Item 1.01 event.

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

See (a) (2) above.

a)          JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Jennifer Convertibles, Inc.
Woodbury, New York

We have audited the accompanying consolidated balance sheets of Jennifer Convertibles, Inc. and subsidiaries as of August 26, 2006 and August 27, 2005 and the related consolidated statements of operations, stockholders’ equity (capital deficit) and cash flows for each of the three years in the period ended August 26, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jennifer Convertibles, Inc. and subsidiaries as of August 26, 2006 and August 27, 2005 and the consolidated results of their operations, and their cash flows for each of the three years in the period ended August 26, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 3, the Company has significant transactions with a company owned by a related party.

/s/ Eisner LLP

New York, New York
November 3, 2006, except for Note 15, as to which the date is November 17, 2006

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except for share data)

	August 26, 2006	August 27, 2005

ASSETS
Current assets:
Cash and cash equivalents	$12,641	$7,177
Restricted cash	864	111
Accounts receivable	906	1,089
Merchandise inventories, net	13,597	13,366
Due from Private Company	4,869	4,890
Prepaid expenses and other current assets	1,160	1,072

Total current assets	34,037	27,705
Store fixtures, equipment and leasehold improvements, at cost, net	2,682	2,259
Annuity contract	935	1,013
Goodwill	1,650	1,650
Other assets (primarily security deposits)	703	588

	$40,007	$33,215

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
Current liabilities:
Accounts payable, trade	$18,838	$18,612
Customer deposits	7,036	7,840
Accrued expenses and other current liabilities	4,383	3,559
Due to Private Company	500	450
Deferred rent and allowances - current portion	587	551

Total current liabilities	31,344	31,012
Deferred rent and allowances, net of current portion	2,959	3,051
Obligations under capital leases, net of current portion	145	—

Total liabilities	34,448	34,063

Commitments and contingencies (Notes 12 and 13)
Stockholders’ Equity (Capital Deficit):
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490 shares at August 26, 2006 and 10,000 shares at August 27, 2005 (liquidation preference $3,245 and $5,000, respectively)	—	—
Series B Convertible Preferred - issued and outstanding 88,880 shares at August 26, 2006 and 57,381 shares at August 27, 2005 (liquidation preference $444 and $287, respectively)	1	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued and outstanding 6,787,936 shares at August 26, 2006 and 5,793,058 at August 27,2005	68	58
Additional paid-in capital	29,112	27,935
Accumulated deficit	(23,622)	(28,842)

	5,559	(848)

	$40,007	$33,215

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except for share data)

	Year ended August 26, 2006	Year ended August 27, 2005	Year ended August 28, 2004

	(52 weeks)	(52 weeks)	(52 weeks)
Revenue:
Net sales	$130,873	$113,186	$119,521
Revenue from service contracts	9,508	8,051	8,381

	140,381	121,237	127,902

Cost of sales, including store occupancy, warehousing, delivery and service costs	96,069	86,550	90,272
Selling, general and administrative expenses	38,397	37,343	38,989
Impairment of goodwill	—	146	—
Depreciation and amortization	841	894	1,451
Recovery of prior year receivables and other amounts due from the Private Company	—	(2,600)	—

	135,307	122,333	130,712

Income (loss) from operations	5,074	(1,096)	(2,810)
Gain on sale of leasehold	—	—	220
Interest income	402	136	111
Interest expense	(26)	(2)	(3)

Income (loss) from continuing operations before income taxes	5,450	(962)	(2,482)
Income tax expense	321	1,869	973

Income (loss) from continuing operations	5,129	(2,831)	(3,455)
Income (loss) from discontinued operations (including income (loss) on store closings of $180 and ($420) for 2006 and 2005, respectively)	91	(1,039)	(687)

Net income (loss)	$5,220	$(3,870)	$(4,142)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.70	$(0.49)	$(0.61)
Income (loss) from discontinued operations	0.01	(0.18)	(0.12)

Net income (loss)	$0.71	$(0.67)	$(0.73)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.61	$(0.49)	$(0.61)
Income (loss) from discontinued operations	0.01	(0.18)	(0.12)

Net income (loss)	$0.62	$(0.67)	$(0.73)

Weighted average common shares outstanding	6,043,157	5,773,707	5,713,058
Weighted average common shares issuable on conversion of outstanding Series A participating preferred stock	1,292,269

Total weighted average common shares basic	7,335,426	5,773,707	5,713,058
Effect of potential common share issuance:
Stock options	886,152
Warrants	70,497
Series B convertible preferred stock	57,915

Weighted average common shares diluted	8,349,990	5,773,707	5,713,058

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Capital Deficit)
Years Ended August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share data)

	Preferred stock Series A		Preferred stock Series B		Common stock
							Additional paid-in capital	Accumulated (deficit)
	Shares	Par Value	Shares	Par Value	Shares	Par Value			Totals

Balances at August 30, 2003	10,000	—	26,664	—	5,713,058	57	27,617	(20,830)	6,844
Issuance of Series B preferred stock			30,717	1			128		129
Dividends on Series B preferred stock							(17)		(17)
Net loss								(4,142)	(4,142)

Balances at August 28, 2004	10,000	—	57,381	1	5,713,058	57	27,728	(24,972)	2,814
Exercise of stock options					80,000	1	159		160
Issuance of warrants							48		48
Net loss								(3,870)	(3,870)

Balances at August 27, 2005	10,000	$—	57,381	$1	5,793,058	$58	$27,935	$(28,842)	$(848)
Conversion of Series A preferred stock	(3,510)				500,000	5	(5)		—
Issuance of Series B preferred stock			31,499	—			131		131
Dividends on Series B preferred stock							(50)		(50)
Exercise of stock options					494,878	5	1,080		1,085
Issuance of warrants							21		21
Net income								5,220	5,220

Balances at August 26, 2006	6,490	$—	88,880	$1	6,787,936	$68	$29,112	$(23,622)	$5,559

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended August 26, 2006	Year Ended August 27, 2005	Year Ended August 28, 2004

	(52 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income (loss)	$5,220	$(3,870)	$(4,142)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	841	894	1,451
Impairment of goodwill	—	146	—
Issuance of warrants	21	48	—
(Income) loss from discontinued operations	(91)	1,039	687
Loss on disposal of equipment	7	14	61
Gain on sale of leasehold	—	—	(220)
Interest earned on annuity contract	(29)	(31)	(23)
Deferred rent	(40)	92	(152)
Deferred tax expense	—	1,777	1,118
Recovery of prior year receivables and other amounts due from the Private Company	600	(600)	—
Changes in operating assets and liabilities
Merchandise inventories, net	(326)	106	(1,313)
Prepaid expenses and other current assets	(88)	123	171
Accounts receivable	183	(264)	(548)
Due from Private Company, net	(529)	(1,053)	(138)
Federal income tax refund receivable	—	314	(314)
Other assets, net	(121)	44	18
Accounts payable, trade	226	5,799	(2,237)
Customer deposits	(743)	392	(1,165)
Accrued expenses and other current liabilities	1,147	19	(608)

Net cash provided by (used in) operating activities of continuing operations	6,278	4,989	(7,354)

Cash flows from investing activities:
Capital expenditures	(1,100)	(532)	(710)
Purchase of annuity contract	—	—	(1,065)
Proceeds from partial redemption of annuity contract	106	106	—
Proceeds from sale of leasehold	—	—	220
Restricted cash	(753)	(1)	(110)

Net cash (used in) investing activities	(1,747)	(427)	(1,665)

Cash flows from financing activities:
Principal payments under capital lease obligations	(9)	—	—
Proceeds from exercise of stock options	1,085	160	—
Dividends on Series B preferred stock	(50)	—	—

Net cash provided by financing activities	1,026	160	—

Net increase (decrease) in cash and cash equivalents from continuing operations	5,557	4,722	(9,019)
Net decrease in cash and cash equivalents from discontinued operations of operating activities	(93)	(839)	(448)
Cash and cash equivalents at beginning of year	7,177	3,294	12,761

Cash and cash equivalents at end of year	$12,641	$7,177	$3,294

Supplemental disclosure of cash flow information:
Income taxes paid	$89	$196	$81

Interest paid	$26	$2	$3

Issuance of preferred stock in connection with derivative litigation settlement	$131	$—	$—

Obligations under capital leases for equipment and leasehold improvements	$179	$—	$—

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

(1)	BUSINESS

Jennifer Convertibles, Inc. and subsidiaries (the “Company”) owns and is the licensor of specialty retail stores that sell a complete line of sofa beds, as well as sofas and companion pieces, such as loveseats, chairs and recliners, and specialty retail stores that sell leather living room furniture.  Such stores are in the United States and are located throughout the Eastern Seaboard, in the Midwest, on the West Coast and in the Southwest.  As of August 26, 2006 and August 27, 2005, respectively, 167 and 170 Company-owned stores operated under the Jennifer Convertibles and Jennifer Leather names, including stores referred to in the following paragraph.  During fiscal 2006, the Company closed three stores. The operating results of the three closed stores have been reflected as discontinued operations in the accompanying financial statements.  During fiscal 2005, the Company closed 20 stores of which the operating results of 18 have been reflected as discontinued operations in the accompanying financial statements.  The operations of two such stores together with two others closed during fiscal 2004 have not been reported as discontinued operations as the Company anticipates that it will continue to generate revenues from customers of such stores in stores located in the same territory as the closed stores.

Prior to April 30, 2005, the Company licensed stores to limited partnerships (“LPs”) of which a subsidiary of Jennifer Convertibles, Inc. was the general partner.  Effective April 30, 2005, pursuant to a series of settlement agreements, the LPs became wholly owned by the Company and 48 stores owned by the LPs became Company owned stores.  Effective May 31, 2005, the LPs were dissolved and their assets were transferred on a tax free basis to subsidiaries of the Company.  The LPs have had cumulative losses since inception and the Company has made advances to fund such losses.  The Company had control of the LPs and, as a result, consolidated the accounts of the LPs in its financial statements.  Included in the Company’s consolidated statements of operations are the losses of the LPs in excess of the limited partners’ capital contributions.

The consolidated financial statements do not include the results of operations of 24 stores, licensed by the Company, 23 of which are owned and operated by a company (the “Private Company”), which is owned by the estate of a deceased principal stockholder of the Company who also was the brother-in-law of the Company’s Chairman of the Board and Chief Executive Officer.  Twenty-one of the 23 stores are located in New York and are on a royalty-free basis.  Until November 1994, the Private Company was owned by three of the officers/directors/principal stockholders of the Company.  In November 1994, the Private Company redeemed the stock in the Private Company of two of the principal stockholders (Harley Greenfield and Edward Seidner) for notes in the amount of $10,273 which are due in 2023 and are collateralized by the assets of the Private Company and a pledge of the remaining stockholder’s stock in the Private Company to secure his personal guarantee of the notes.  In connection with such transaction, Fred Love, the remaining principal stockholder, granted Messrs. Greenfield and Seidner options to purchase the 585,662 shares of the Company’s Common Stock owned by him and the Private Company for $15.00 per share.  The Company has been advised that these options expired unexercised in November 2004.

As more fully discussed in Note 3, the Company and the Private Company have had numerous transactions with each other.  Due to the numerous related party transactions, the results of operations of the Company are not necessarily indicative of what they would be if all transactions were with independent parties.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The consolidated financial statements include the accounts of Jennifer Convertibles, Inc. and its wholly owned subsidiaries (see Note 1).  Intercompany balances and transactions have been eliminated in consolidation.  The 2005 and 2004 results of operations have been reclassified from amounts previously reported to reflect operations of stores closed in 2006 as discontinued operations.

Fiscal year:

The Company has adopted a fiscal year ending on the last Saturday in August, which would be either 52 or 53 weeks long.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Merchandise inventories:

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located as follows:

	August 26, 2006	August 27, 2005

Showrooms	$6,044	$6,097
Warehouses	7,553	7,269

	$13,597	$13,366

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
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

Annuity contract:

The Company is the owner and beneficiary of an annuity contract purchased as an investment in November 2003 for $1,065. The annuity contract is carried at contract value which is equivalent to the amount invested in the contract plus accumulated earnings, less redemptions and an insurance charge on the life of the annuitant who is an officer of the Company.  Withdrawals under the contract may be made at any time and are payable to the Company.

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

The Company reviews goodwill for impairment annually during the fourth quarter of each year, and also between annual tests upon the occurrence of trigger events.  The reviews are performed at the store level.  Generally fair value represents discounted projected future cash flows.  Impairment is indicated when the carrying value of a store including goodwill exceeds its fair value.  If impairment exists, the fair value of a store is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the store’s goodwill.  Impairment loss is recognized for any excess of the carrying value of the store’s goodwill over the implied fair value.

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

During the fiscal years ended in 2006, 2005 and 2004, the Company performed the required annual impairment tests and has determined that there was no impairment of the Company’s goodwill other than as described above.

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
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

Deferred lease and other intangible costs:

Deferred lease costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease.

Deferred rent and allowances:

Pursuant to certain of the Company’s leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and work allowances granted by the landlord.  Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases reduced by work allowances granted, on a straight-line basis, over the respective lease term.  Accordingly, the Company has recorded deferred rent and allowances of $3,546 and $3,602 at August 26, 2006 and August 27, 2005, respectively.

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

The Company is entitled to royalty income from two stores owned by the Private Company and one store owned by an unconsolidated licensee that is managed by the Private Company.  Royalty income from the three stores amounted to $168, $122 and  $110 for the years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively.  Such amounts are included in net sales in the consolidated statements of operations.

Warehousing and management fee income from the Private Company is recognized when earned.

Advertising:

The Company advertises in newspapers, on the radio and on television.  Advertising costs are expensed as incurred and are included in selling, general and administrative expense.  Advertising expense from continuing operations for the years ended August 26, 2006, August 27, 2005 and August 28, 2004 aggregated $13,193, $13,421 and $13,996, respectively, net of amounts charged to the Private Company and unconsolidated licensees (see Note 3).

Selling, general and administrative expenses:

Included in selling, general and administrative expenses in the consolidated statement of operations are the following: compensation expense, advertising expense, professional fees, board of director fees, utilities, insurance premiums, claims and deductibles, travel and entertainment, showroom and store supplies, repairs and maintenance, finance fees, and transactions with the Private Company as more fully described in Note 3.

Shipping and handling costs:

Shipping and handling costs are included in cost of sales. Delivery fees paid by customers are included in revenue.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

Pre-opening costs:

Costs incurred in connection with the opening of stores are expensed as incurred.

Warranties:

Estimated warranty costs are expensed in the same period that sales are recognized.

Concentration of risks:

The receivable from the Private Company as of August 26, 2006 and August 27, 2005, represents current charges aggregating $4,869 and $4,890 respectively, principally for merchandise transfers, warehousing services and advertising costs, which are payable within 85 days of the end of the month in which the transactions originate.  Such amounts have been fully paid subsequent to the balance sheet dates.

The Company purchased inventory from two suppliers under normal or extended trade terms amounting to 22% and 62% of inventory purchases during fiscal 2006.  Inventory was purchased from three suppliers amounting to 30%, 49% and 11% of inventory purchases during fiscal 2005 and 42%, 25% and 14% of inventory purchases during fiscal year 2004.

The Company utilizes many local banks as depositories for cash receipts received at its showrooms.  Such funds are transferred daily to a concentration account maintained at one commercial bank.  As of August 26, 2006 and August 27, 2005, amounts on deposit with four banks totaled 99% and three banks totaled 90%, of total cash and cash equivalents, respectively.

Stock options:

In December 2004, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which replaces SFAS 123 and supersedes APB Opinion No. 25.  Under the provisions of SFAS 123(R), companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  The statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly has been adopted by the Company in fiscal 2006.  SFAS 123 (R) requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date.  On March 9, 2005, the Board of Directors opted to accelerate the vesting of outstanding stock options, all of which were out of the money, in order to avoid the recognition of compensation expense under SFAS 123 (R) with respect to these options.  There were no stock options granted during fiscal 2006 and accordingly, there was no effect on 2006 operations from the adoption of SFAS 123 (R).

During fiscal 2005 and prior, the Company accounted for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The Company had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which was released in December 2002 as an amendment of SFAS No. 123.  No stock-based employee compensation cost is reflected in net loss in fiscal 2005 and 2004, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year Ended

	August 27, 2005		August 28, 2004

Net loss, as reported		$(3,870)	$(4,142)
Deduct: total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(a)	891	536

Pro forma net loss		$(4,761)	$(4,678)

Basic and diluted loss per share:
As reported		$(0.67)	$(0.73)

Pro forma		$(0.83)	$(0.82)

(a)	Includes $594 ($.10 per share) from acceleration of vesting of outstanding options.

The weighted average grant date fair value of the 383,333 options granted during fiscal 2005 was $0.62 using the Black-Scholes option-pricing model with the following weighted average assumptions:

2005

Risk-free interest rate	3.61%
Expected life of options	5 years
Expected stock price volatility	36.1%
Expected dividend yield	0%

No options were granted during the fiscal year ended August 28, 2004.

Per share data:

Basic net income per common share for fiscal 2006 is computed by dividing net income reduced by preferred stock dividends on the Series B preferred stock of $29, by the weighted average number of shares of common stock outstanding during the year plus weighted average common shares issuable upon conversion of the Series A participating preferred stock  Diluted net income per common share for fiscal 2006 is computed similar to basic net income per common share except that it reflects the potential dilution that could occur if dilutive options and warrants were exercised, using the treasury stock method, and assumes that the Series B preferred stock was converted into common stock upon issuance.  Basic net loss per common share for fiscal 2005 and 2006 is computed by dividing the net loss increased by preferred stock dividends on the Series B preferred stock of $20 for each fiscal year by the weighted average number of shares of common stock outstanding during each year. Potentially dilutive shares, 4,768,277 in fiscal 2005 and 4,403,444 in fiscal 2004, related to exercise of stock options and warrants and conversion of preferred stock were excluded from the diluted loss per share calculation, because their effects would have been anti-dilutive.

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

Statement of cash flows:

The Company has separately disclosed for all periods presented, cash flows used in operating activities attributable to discontinued operations.  There were no investing or financing activities attributable to discontinued operations during such periods.

Recently issued accounting standards:

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and FAS No.3 (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, SFAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005.

In October 2005, the FASB issued Staff Position FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required.  The adoption of this statement is not expected to have any significant effect on the Company’s results of operations or financial position as the Company has recognized rental expense during the construction period of the leasehold improvements in its stores.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Management is assessing the potential impact of SFAS No. 157 on the Company’s financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”  (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109,  Accounting for Income Taxes.  We will adopt the provisions of this statement on July 1, 2007. Any cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of accumulated deficit on July 1, 2007. We do not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

(3)	AGREEMENTS AND TRANSACTIONS WITH PRIVATE COMPANY

Settlement agreements:

On February 4, 2005, the United States District Court for the Eastern District of New York issued an Order and Final Judgment approving the settlement of certain previously disclosed derivative litigation actions commenced against the Company and a number of its affiliates and other related parties in December 1994. In connection with the settlement, the court approved a series of agreements (the “Settlement Agreements”) that the Company entered into with the Private Company on July 6, 2001, which were designed to settle the derivative actions amongst the Private Company, certain of the Company’s current and former officers and directors, former accounting firms and itself.  The Company had been operating under an Interim Operating Agreement designed to implement certain provisions of the Settlement Agreements.  Effectiveness of the Settlement Agreements was subject to certain conditions, including the court’s approval. The Company took the additional steps necessary to consummate the settlement and thereby effectuated the Settlement Agreements on April 30, 2005.

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

Pursuant to a Warehousing Agreement, the Company became obligated to provide warehouse services to the Private Company of substantially the type and quality the Private Company provided to the Company.  During each of the first five years of the agreement through April 30, 2010, the Company will receive a warehousing fee of 2.5% on the net sales price of goods sold by the Private Company up to $27,640 of net delivered sales and 5% on net delivered sales over $27,640.  After April 30, 2010, the Company will receive a warehousing fee of 7.5% of all net delivered sales by the Private Company.  In addition, during the full term of the agreement, the Company will receive a fee based on fabric protection sold and warranty services performed by the Private Company at the rate the Company was being charged, subject to increase for documented cost increases.  For the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively, charges (included in net sales) to the Private Company for warehousing fees amounted to $780, $673 and $634, based on net delivered sales and $853, $745 and $736, based on sales of fabric protection and warranty services.

Pursuant to a Purchasing Agreement, the Company continues to purchase merchandise for the Company and the Private Company on substantially the same terms as previously, except that the Private Company has 85 days to pay amounts due.

The Company also received, for no cost, the limited partnership interests in the former LPs, (now wholly owned subsidiaries), currently operating 44 stores.  As described in Note 1, the operations of these stores are included in the consolidated financial statements.

The Company has previously granted the Private Company a perpetual, royalty-free license to use and to sublicense and franchise the use of trademarks in the State of New York.  The license is exclusive in such territory, subject to certain exceptions.  Under a Management Agreement and License, the Company is responsible for managing the sales of the Private Company’s stores so that the stores will be substantially the same as the Company’s own stores, provided the Private Company is not obligated to spend more than $25 per store or $100 in any 12-month period on maintenance and improvements to its stores.  For the “initial period,” which commenced January 1, 2002 and ended August 30, 2003, the Private Company was required to pay to the Company an amount equal to 48% of the total of the amount

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

by which the Private Company’s net delivered sales exceed $45,358.  If during any annual period commencing on August 31, 2003, the Private Company’s net delivered sales exceed $27,640 but do not surpass $29,640, then the Private Company will pay to the Company an amount equal to ten percent (10%) of such excess and if the Private Company’s net delivered sales exceed $29,640, the Private Company must pay to the Company 48% of any excess over $29,640.  The Company will record management fee income if and when the sales thresholds are met.  During the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, no such management fees were earned.  The Company also has the right to open an unlimited number of stores in New York in exchange for a royalty to the Private Company of $400 per year, which will also cover the stores previously opened in New York, provided however, that on November 18, 2004, the Management Agreement and License pursuant to which the Company is required to make such royalty payments to the Private Company was amended such that the Private Company has agreed to waive its rights to receive from the Company such annual royalty payment during the period commencing January 1, 2005 through April 30, 2005, the date on which court approval of settlement agreements was granted.  The Company paid the Private Company a royalty of $400, $267 and $400 for the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively.

Because the Company may negatively impact the Private Company’s sales by opening additional stores within the State of New York and because the Company is managing the Private Company’s stores, the Company has agreed to pay the Private Company 10% of the amount by which their net delivered sales for the period January 1, 2002 through August 30, 2003 and for any 12-month period commencing August 31, 2003 are below $45,358 and $27,640 respectively, provided that if such net delivered sales fall below $42,667 and $26,000, the Company will pay the Private Company 15% of such shortfall amount.  However, such amounts together with amounts the Company may pay for advertising if the Private Company’s net delivered sales drop below $45,358 and $27,640 as described below, shall not, in the aggregate, exceed $4,500 for the initial period or $2,700 in any 12-month period thereafter.  As Private Company sales did not meet the threshold amount, the Company paid $78 and $277 to the Private Company for the 12-month periods ended August 27, 2005 and August 28, 2004, respectively.  On November 18, 2004, the Management Agreement and License pursuant to which the Company is required to make such payments to the Private Company was amended such that the Private Company has agreed to waive its rights to receive the payments described above during the period commencing January 1, 2005 through August 31, 2007.  This waiver also covers any payments during such period in the event that the settlement agreements are approved by the court and become effective during such period.  On October 13, 2006, the Management Agreement and License was further amended to eliminate any future or prior shortfall payments that may be due to or from the Private Company.

The Private Company has the right to close stores and, if it does, the Company has the right to purchase them for the cost of the related inventory (estimated at approximately $50 on average) and, subject to obtaining any necessary landlord’s consent, continue the operations of the stores for the Company’s own account.

The Private Company is to contribute $126 per month to advertising (compared with $150 per month previously contributed), provided that such amount is to be reduced by the lesser of $80 or 1% of the Company’s sales in New York (other than sales of leather furniture and sales from six stores in New York which the Company has owned for many years).  In addition, subject to certain exceptions, if the Private Company’s sales for the initial period ended August 30, 2003 were less than $45,358 and are less than $27,640 in any subsequent 12-month period commencing August 31, 2003, the Company will pay the Private Company (or reduce the advertising payment the Private Company owes the Company by) an amount equal to 50% of the amount by which its sales are below such amounts provided that such amount plus any payments of the 10-15% with respect to sales shortfalls as described above, had not exceeded $4,500 (for the initial period) or will not exceed $2,700 (in any 12-month period) in the aggregate.  For the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, contributions from the Private Company for advertising under the Settlement Agreements, which reduced selling, general and administrative expenses from continuing operations, amounted to $1,509, $1,498 and

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

$1,465, respectively. In addition, as the Private Company’s sales did not meet the threshold amount  during the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, and after giving effect to the amendment described below the Company was required to pay $389 and $924 to the Private Company which was charged to selling, general and administrative expenses from continuing operations for the fiscal years ended August 27, 2005 and August 28, 2004, respectively.  On November 18, 2004, the Management Agreement and License pursuant to which the Company is required to make such payments to the Private Company was amended such that the Private Company has agreed to waive its rights to receive the payments described above during the period commencing January 1, 2005 through August 31, 2007.  This waiver also covers any payments during such period in the event that the settlement agreements are approved by the court and become effective during such period.  On October 13, 2006, the Management Agreement and License was further amended to eliminate any future or prior shortfall payments that may be due to or from the Private Company.

The Management Agreement and License expires in 2049 and may be terminated by an arbitrator for material breach.  The Management Agreement also terminates upon purchase by the Company of the Private Company’s stores pursuant to the Option Agreement described below.  If terminated for a reason other than a purchase, the Company would be unable to sell furniture other than leather furniture in New York, except in certain counties and, accordingly, would have to either sell the Company’s Jennifer Convertibles stores to the Private Company, close them or convert them to Jennifer Leather stores.  In addition, in case of such termination, the Company would have to make up certain shortfalls, if any, in the Private Company sales in cash or by delivery of stores in New York meeting certain sales volume requirements.

In settlement of certain disputes as to amounts aggregating $4,722 due from the Private Company, all of which have been fully reserved, the Private Company executed three notes to the Company in the aggregate principal amount of $2,600, including a note in the principal amount of $200 due over three years and bearing interest at 6% per annum, a note in the principal amount of $1,400 due over five years and bearing interest at 6% per annum, and a note in the principal amount of $1,000 due over five years without interest.  The $200 note relates to reimbursement of certain legal fees and administrative costs incurred in connection with the Settlement Agreements for which the Company had previously recorded no receivable.  The Private Company prepaid the notes and as of August 27, 2005, the Company received proceeds of $2,000 in principal on the notes due from the Private Company.  During October 2005, the Company received the balance of $600 in principal on the notes due from the Private Company.  During fiscal 2005, the Company has reversed $2,400 of its reserve for uncollectible accounts due from the Private Company which amount is included in operations and wrote off the $2,322 balance due from the Private Company against the reserve.  In addition, the $200 expense reimbursement is included in fiscal 2005 operations.

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

Effective June 23, 2002, the Company amended the warehouse agreement with the Private Company whereby the Private Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Private Company on and after such date through August 30, 2008 and assumed all performance obligations and risk of loss there under.  The Company has no obligation with respect to such plans.  The Private Company is entitled to receive a monthly payment of $50, payable by

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

the Company 85 days after the end of the month, subject to an adjustment based on the volume of annual sales of the plans.  The Company retains any remaining revenue from the sales of the plans. Payments to the Private Company amounted to $550, $500 and $550 for the fiscal years ended in 2006, 2005 and 2004, respectively.  In addition, for a payment of $400 by the Company, the Private Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Private Company prior to June 23, 2002.  Accordingly, the Company has no obligations for any claims filed after June 23, 2002.

Transactions with the Private Company:

The Company purchased merchandise for itself, its wholly owned subsidiaries, unconsolidated licensees and the Private Company.  During the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, approximately $13,829, $11,347 and $10,978, respectively, of inventory at cost was purchased by the Private Company and the unconsolidated licensees through the Company.  These transactions are not reflected in the consolidated statements of operations of the Company and do not impact the Company’s earnings.  The Company receives the benefit of any vendor discounts and allowances in respect of merchandise purchased by the Company on behalf of its subsidiaries and certain other licensees.  The Private Company receives the benefit of any discounts refunded or credited by suppliers in respect of merchandise purchased by the Private Company through the Company.  Except for “special orders” representing goods with fabric specially ordered by a customer of a Private Company store, which are transferred to the Private Company when the merchandise is received by the Company at its warehouse, the Company maintains title to inventory purchased on behalf of the Private Company until the Private Company sells it.  The Company is solely responsible for payment to the merchandise vendors.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

(3)	AGREEMENTS AND TRANSACTIONS WITH PRIVATE C OMPANY (CONTINUED)

Transactions with the Private Company: (continued)

Included in the consolidated statements of operations are the following amounts charged by and to the Private Company:

	Increase (Decrease) Year Ended

	August 26, 2006	August 27, 2005	August 28, 2004

Net sales:
Royalty income	$168	$122	$110
Warehouse fees	1,633	1,418	1,370
Delivery charges	3,470	2,437	2,367

Total charged to the Private Company	$5,271	$3,977	$3,847

Revenue from service contracts:
Fabric protection fees charged by the Private Company	$(550)	$(500)	$(550)

Selling, general and administrative expenses:
Administrative fees paid by the Private Company	$(112)	$(112)	$(27)
Advertising reimbursement paid by the Private Company	(1,509)	(1,498)	(1,465)
Royalty expense paid to the Private Company (a)	400	267	400
Expense related to shortfall payments charged by the Private Company (a)	—	467	1,201

Net charged by (to) the Private Company	$(1,221)	$(876)	$109

(a)

Effective January 1, 2005, the Private Company waived its rights to receive shortfall payments through August 31, 2007 and royalties through April 30, 2005, the date of court approval of the settlement agreements. On October 13, 2006, any future or prior shortfall payments were eliminated.

The Company has no equity interest in the Private Company.

(4)	RECEIVABLES

Accounts receivable in the accompanying balance sheets represent amounts due from a finance company and credit card companies for certain sales made in August of each year.  The Company finances sales and sells financed receivables on a non-recourse basis to an independent finance company.  The Company does not retain any interests in or service the sold receivables.  In addition, certain sales are charged by customers through credit cards. The selling price of the receivables is dependent upon the payment terms with the customer and results in either a payment to or receipt from the finance company of a percentage of the receivable as a fee.  Net fees paid to the credit card and finance companies, which amounted to $1,635, $1,747 and $1,453, for the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively, are included in selling, general and administrative expenses from continuing operations.  Proceeds received from the sale of the receivables amounted to $20,493, $23,929 and $27,076, for the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

(5)	STORE FIXTURES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Store fixtures, equipment and leasehold improvements consist of the following:

	Year Ended		Estimated Useful Lives (in Years)

	August 26, 2006	August 27, 2005

Store fixtures and furniture	$5,638	$5,302	5 to 10
Leasehold improvements	9,028	8,632	1 to 15
Computer equipment and software	1,832	1,805	3 to 10
Equipment under capital leases	179	—	5 to 10

	16,677	15,739
Less: accumulated depreciation and amortization	(13,995)	(13,480)

	$2,682	$2,259

(6)	TRANSACTIONS WITH KLAUSSNER

The Company and Klaussner Furniture Industries Inc. (“Klaussner”), one of the Company’s larger suppliers and the owner of the outstanding shares of the Company’s Series A convertible preferred stock, executed a Credit and Security Agreement in March 1996 that effectively extended the payment terms for merchandise shipped from 60 days to 81 days and provided Klaussner with a security interest in all the Company’s assets, including accounts receivable, inventory, store fixtures and equipment, as well as the assignment of leaseholds, trademarks and a license agreement to operate the Company’s business in the event of default and non-payment.  The Company agreed to pay Klaussner a late payment fee of .67% per month times the sum of all invoices outstanding for more than 60 days at each month-end.  In May 2003, the Company executed a Termination Agreement and Release whereby Klaussner released the liens on the Company’s assets.  As of August 26, 2006 and August 27, 2005, the Company owed Klaussner $2,233 and $3,157, respectively.  The Company purchased approximately 22% (2006), 30% (2005) and 42% (2004) of its inventory from Klaussner.

Purchase allowances of $466 (2006), $577 (2005) and $836 (2004) were obtained from Klaussner, which reduced cost of sales from continuing operations.  The Company receives a purchase price reduction from Klaussner in exchange for the Company assuming responsibility for and incurring any costs of warranty work that has to be performed on merchandise acquired from this vendor.  The price reduction relates to all purchases and is recorded as a reduction in the cost of the merchandise purchased, and is included in cost of sales from continuing operations upon sale of the merchandise.

In addition to the price reduction, the Company also receives a price reduction from Klaussner on all of its purchases relating to how the merchandise is shipped to the Company.  Such credits are also recorded as reductions in the cost of the merchandise purchased, and are included in cost of sales from continuing operations upon sale of the merchandise.

On December 11, 1997, the Company sold to Klaussner 10,000 shares of Series A preferred stock for $5,000.  During May 2006, Klaussner voluntarily converted 3,510 shares of Series A preferred stock into 500,000 shares of the Company’s common stock.  The remaining 6,490 shares of Series A preferred stock are non-voting, have a liquidation preference of $3,245, do not pay dividends (except if declared on the common stock) and are convertible into 924,500 shares of the Company’s common stock.  In addition, as long as Klaussner owns at least 10% of the Company’s outstanding common stock, assuming conversion, it has the right of first refusal to purchase any common stock or equivalents sold by the Company at less than $3.51 per share. In connection therewith and as a result of the Company granting options to employees to

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

purchase shares of common stock at $2.00 per share, on January 18, 2001, the Company granted Klaussner an option to purchase 18,730 shares of common stock at an exercise price of $2.00 per share.  The option expires in January 2011.

On December 8, 1999, Klaussner granted to the Company’s Chief Executive Officer an option to purchase 2,106 shares of preferred stock owned by Klaussner.  Such shares are convertible into 300,000 shares of the Company’s common stock.  The exercise price of the option is $5.00 per share of such underlying common stock.  The option expired on August 31, 2004.

On December 15, 2004, Klaussner granted to the same executive, Harley Greenfield, options which expire on November 30, 2009, to purchase 2,106 shares of the Company’s Series A Preferred Stock, at an exercise price of $712.25 per share.  Such shares are convertible into an aggregate of 300,000 shares of the Company’s common stock.  The exercise price of the options is equivalent to $5.00 per share of underlying common stock, which was greater than the quoted market price of the common stock on the date of grant.

(7)	TRANSACTIONS WITH CAYE

In July 2005, the Company entered into a Credit Facility with Caye Home Furnishings, LLC and its affiliates (“Caye”) who is also a vendor of the Company.  Under the credit facility the Company can draw down up to $10 million for the purchase from Caye of merchandise subject to a formula based on eligible accounts receivable, inventory and cash in deposit accounts.  The borrowings under the Credit Agreement are due 105 days from the date goods are received by the Company and bear interest for the period between 75 and 105 days at prime plus .75%.  If the borrowings are not repaid after 105 days the interest rate increases to prime plus 2.75%. On April 7, 2006, the Company amended its credit agreement with Caye whereby Caye agreed to increase the credit facility from $10.0 million to $11.5 million.  Effective August 24, 2006 through September 8, 2006, Caye consented to temporarily increase the credit facility from $11.5 million to $12.5 million.

The credit facility is collateralized by a security interest in all of the Company’s assets, excluding restricted cash and the annuity contract.  Under the terms of the Credit Facility the Company is required to maintain a fixed charge coverage ratio, as defined, for a trailing four-quarter period and a minimum cash balance in deposit accounts.  The Credit Facility also prohibits the Company from incurring certain additional indebtedness, liens, certain guarantees or distributions to common stockholders; limits certain investments, and certain advances or loans and restricts substantial asset sales and capital expenditures.

On October 27, 2006, the Company entered into the Second Amendment to the Credit Agreement and First Amendment to Security Agreement (the “Amendment to Credit Agreement and Security Agreement”) with Caye, pursuant to which such agreements were amended to permit the Company to open and operate several licensed Ashley Furniture HomeStores in New York. As such, the Company satisfied all covenants as per the terms of the Credit Facility and the Amendment to the Credit Agreement and Security Agreement.

Approximately 62% and 49% of the Company’s purchases of merchandise were from Caye during fiscal 2006 and 2005, respectively.  As of August 26, 2006 and August 27, 2005, the Company owed Caye approximately $12,335 and $9,858, respectively, no portion of which exceeded the 75-day payment terms. Such amount is included in accounts payable, trade on the respective accompanying consolidated balance sheets.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

(8)	INCOMETAXES

Components of income tax expense (benefit) applicable to continuing operations are as follows:

	Year Ended

	August 26, 2006	August 27, 2005		August 28, 2004

Current:
Federal	$85	$—		$(314)
State	236	92		170
Deferred:
Federal	—	1,569	(a)	985	(a)
State	—	208	(a)	132	(a)

	$321	$1,869		$973

(a)	Represents increase in valuation allowance related to the beginning of the year deferred tax asset balance.

Expected income tax expense (benefit) applicable to continuing operations based on the statutory rate is reconciled with actual income tax expense (benefit) as follows:

	Year Ended

	August 26, 2006	August 27, 2005	August 28, 2004

“Expected” tax expense (benefit)	34.0%	(34.0)%	(34.0)%
Increase (reduction) in taxes resulting from:
State and local income tax, net of federal income tax effect	2.9%	9.5%	6.8%
Non-deductible items	0.3%	0.1%	2.2%
Other	(4.2)%	(5.3)%	(3.5)%
Utilization of net operating loss carryforwards	(27.1)%	0.0%	0.0%
Increase in valuation allowance	0.0%	224.0%	67.7%

Actual tax expense	5.9%	194.3%	39.2%

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

	Year Ended

	August 26, 2006	August 27, 2005

Deferred tax assets:
Net operating loss carryforward	$3,308	$5,028
Alternative minimum tax credit carryforward	85	—
Deferred rent expense	1,365	1,387
Excess of tax over book basis of leasehold improvements	2,027	1,918
Inventory capitalization	396	256
Other expenses for financial reporting, not yet deductible for taxes	293	215

Total deferred tax assets, before valuation allowance	7,474	8,804
Less valuation allowance	(7,264)	(8,657)

Total deferred tax assets	210	147
Deferred tax liabilities:
Excess of book over tax basis of store fixtures and equipment	210	147

Net deferred tax asset	$—	$—

As of August 26, 2006, the Company has a net operating loss carryforward of $7,933 which expires in years 2023 through 2025.

A valuation allowance has been established to offset the deferred tax asset to the extent the Company has not determined that it is more likely than not that the future tax benefits will be realized.  During the year ended August 26, 2006, the valuation allowance decreased by $1,393 due to utilization of net operating loss carryforwards.  During the years ended August 27, 2005 and August 28, 2004 the valuation allowance increased by $2,564 and $1,944, respectively.  The increase in the valuation allowance in fiscal year 2005 and 2004 includes $1,777 and $1,118, respectively related to the beginning of the year balances resulting from a change in judgment about the realization of tax benefits in future years due to losses incurred by the Company in fiscal 2005 and fiscal 2004.

(9)	WARRANT

On March 30, 2005, in connection with the settlement of the derivative litigation (see Note 12 – Consulting agreement), as additional compensation for consulting services, the Company issued to a consultant a warrant to purchase 150,000 shares of common stock, at an exercise price of $2.37 per share.  In the event the consulting agreement is terminated for any reason, including but not limited to the Consultant’s death or disability, the warrant shall immediately become exercisable with respect to remaining unvested shares effective the date of such termination.  In addition, the warrant expires ten years from the date of issuance and vests as follows: 50,000 shares upon issuance, 50,000 shares on the first anniversary thereof, and 50,000 shares on the second anniversary thereof.  The warrant will become fully vested if the closing price of the Company’s common stock exceeds $7.00 per share for five consecutive trading days.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

On October 30, 2006, the warrant became fully vested since the Company’s common stock exceeded $7.00 for five consecutive days.  The fair value of the warrant on the date of issuance was approximately $146 utilizing the Black-Scholes option-pricing model with the following assumptions:  40% volatility, five-year expected life, risk-free interest rate of 4.27% and a dividend yield ratio of 0%, which value is being amortized over the five year term of the consulting agreement.

(10)	STOCK OPTION PLANS

At the Company’s annual meeting of stockholders, which was held on September 9, 2003, the 2003 Stock Option Plan was adopted, under which 700,000 common shares were reserved for issuance for grants of incentive and non-qualified options to selected employees, officers, directors, agents, consultants and independent contractors of the Company.  The exercise price with respect to qualified incentive options may not be less than 100% of the fair market value of the common stock at the date of grant.  As of August 26, 2006, no options have been granted under the 1997 Plan, which will expire in 2007, and 383,333 options have been granted under the 2003 Stock Option Plan.  The remaining outstanding stock options at August 26, 2006 represent options granted under plans which have expired, plus options granted outside plans pursuant to individual stock option agreements.

A summary of option activity as of August 26, 2006 and changes during the fiscal year then ended is presented below:

	Options		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at August 27, 2005	3,153,610	$3.15
Granted	—
Exercised	(494,878)	2.19
Expired	—
Canceled	—

Outstanding at August 26, 2006	2,658,732	$3.33	4.97	$6,541,798

Cash received from options exercised during fiscal years 2006 and 2005 was $1,085 and $160 respectively.  The total intrinsic value of options exercised during the fiscal years 2006 and 2005 was $1,728 and $46, respectively.  Tax benefits related to option exercises were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to tax deductions related to option exercises.  Tax benefits related to option exercises will be recognized through an increase in additional paid-in capital when they are deemed to have reduced taxes currently payable.

The Company generally issues new shares upon the exercise of stock options.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

(11)	DISCONTINUED OPERATIONS

During fiscal 2006, the Company closed three stores of which one was located in Las Vegas, Nevada and two were located in Indianapolis, Indiana.  During fiscal 2005, the Company closed 20 stores of which two were located in Kansas City, Missouri, one in Lenexa, Kansas, three in Connecticut, four in Pittsburgh, Pennsylvania, one in Cerritos, California, one in West Roxbury, Massachusetts, one in Indianapolis, Indiana, one in Miami, Florida, one in Dearborn, Michigan, one upstate New York, and four in the metropolitan New York City area.  The stores in Missouri, Kansas, Connecticut, and Pittsburgh represent the only stores the Company has in those areas.  In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of stores closed have been reported as discontinued operations in the consolidated statement of operations and results for prior periods have been restated except for two stores closed during fiscal 2005 (one in Massachusetts and one in New York City) where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area.

Revenues from stores reported as discontinued operations, amounted to $345, $3,420 and $6,267 for the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively.

Income (loss) related to store closings consist of the following:

	Year Ended

	August 26, 2006	August 27, 2005

Write-off of store fixtures and leasehold improvements	$(8)	$(336)
Lease termination costs	188	(84)

Total income (loss) on store closings	$180	$(420)

Income from store closings during fiscal 2006 includes income of approximately $200 attributable to the early termination of a lease for a store, which was closed in June 2005, resulting in the reversal of the remaining related liability for early termination costs.

(12)	COMMITMENTS AND OTHER

Leases:

The Company leases retail store, warehouse and executive office locations under operating leases for varying periods through fiscal 2017, which are generally renewable at the option of the lessee.  Certain leases contain provisions for additional rental payments based on increases in certain indexes.

Rental expense from continuing operations for all operating leases amounted to approximately $23,235, $22,865 and $21,843, net of sublease income of $203, $180 and $161 for the years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively.  Such amounts include rent payments in connection with operating warehouses under the Settlement Agreements with the Private Company (see Note 3).

The Company also leases warehouse equipment under capital leases expiring through 2015.  The capital leases are included with store fixtures, equipment and leasehold improvements on the balance sheet in the amount of $179 at August 26, 2006.  Related accumulated depreciation amounted to $12.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

At August 26, 2006, minimum payments due under leases consisted of the following:

Year Ending August	Operating Leases	Capital Leases

2007	$18,715	$37
2008	16,561	37
2009	12,701	37
2010	9,204	37
2011	6,545	28
2012 and thereafter	9,991	47

	$73,717	$223

The total minimum lease payments for capital leases in the amount of $223 include $54 of interest.  The present value of the above future capital lease payments is included in the liability section of the balance sheet.  As of August 26, 2006, $24 was classified in accrued expenses and other current liabilities and $145 as obligations under capital leases, net of current portion.

Letters of credit:

In February 2004, the Company entered into a standby letter of credit in the amount of $110, as required by the Company’s workers’ compensation insurance provider.  The Company has purchased a certificate of deposit for the same amount from a financial institution as collateral for the letter of credit and has classified the certificate as restricted cash.

During January 2006, the Company entered into a standby letter of credit in the amount of $750, as required by the Company’s independent finance company.  The Company has purchased a certificate of deposit for the same amount from the same financial institution as collateral for the letter of credit and has classified this cash as restricted.  During October 2006, the letter of credit was cancelled and the certificate of deposit was released as collateral.

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
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

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

Consulting agreement:

The Company executed a five-year consulting agreement expiring on March 30, 2010 with one of the parties objecting to the original settlement between the Private Company and the Company.  Pursuant to the agreement, the individual shall perform consulting services including, among other things, providing advice with respect to the operation and financing of the Company’s business; assisting the Company in identifying and communicating with potential market makers and investors; assisting the Company with strategic planning and capital-raising activities; and identifying potential strategic partners.  In consideration for his services, the individual is to be paid a fee of $50 per annum and was issued a warrant to purchase 150,000 shares of the Company’s common stock, as more fully described in Note 9.  In addition, the Company established a monitoring committee to review the relationship between the Private Company and the Company.  The aforementioned individual will be a member of the committee.

Accrued expenses and other current liabilities:

The components of accrued expenses and other current liabilities are as follows:

	Year Ended

	August 26, 2006	August 27, 2005

Payroll and bonuses	$1,192	$532
Advertising	1,001	629
Other	631	1,025
Sales tax	545	550
Accounting	258	235
Warranty	248	136
Income taxes	191	2
Freight	149	203
Home delivery	118	100
Litigation settlement costs	50	147

	$4,383	$3,559

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

Warranties:

The aggregate changes in the liability for product warranties during the fiscal years ended 2006, 2005, and 2004 are as follows:

	Year Ended

	August 26, 2006	August 27, 2005	August 28, 2004

Warranty payable at beginning of year	$136	$386	$554
Amount paid during fiscal year	(533)	(235)	(760)
Revision of prior year estimate	—	(92)	—
Amount expensed during fiscal year	645	77	592

Warranty payable at end of year	$248	$136	$386

Certain related party transactions:

The Company incurred approximately $77, $77 and $154 of legal fees payable to a former director (and stockholder) of the Company in the fiscal years ended in 2006, 2005 and 2004, respectively.

For fiscal years 2005 and 2004, the Company paid $28 and $52, respectively, in rent for a month-to-month lease for a retail store to the father of an officer, director and stockholder of the Company.  The store was closed during fiscal 2005.

For fiscal years 2006, 2005 and 2004, the Company paid $752, $424 and $421, respectively, for furniture repair service contracts entered into with companies owned by employees of the Company.

Other:

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

The Company will be subject to periodic review by the Exchange during the Plan Period.  Failure to make progress consistent with the Plan or regain compliance with the continued listing standards by the end of the Plan Period could result in the Company being delisted from the Exchange.  As of August 26, 2006, stockholders’ equity was $5,559.

(13)	LITIGATION

Between December 6, 1994 and January 5, 1995, the Company was served with 11 class action complaints and six derivative action lawsuits which deal with losses suffered as a result of the decline in market value of the Company’s stock as well as the Company having “issued false and misleading statements regarding

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

future growth prospects, sales, revenues and net income”.  In addition, the complaints in these actions assert various acts of wrongdoing by the defendants, including the Private Company and current and former officers and directors of the Company, as well as claims of breach of fiduciary duty by such individuals.

On November 30, 1998, the court approved the settlement of class action litigation.  The settlement provided for the payment to certain members of the class and their attorneys of an aggregate maximum amount of $7,000 in cash and preferred stock having a value of $370.  The cash portion of the settlement was funded entirely by insurance company proceeds.  The Company issued 26,664 shares of Series B preferred stock, convertible into 18,664 shares of the Company’s common stock.  In November 2003 and November 2005, the Company issued an additional 30,717 and 31,499 shares, respectively, of Series B preferred stock, convertible into 21,501 and 22,049 shares, respectively, of the Company’s common stock based on valid proofs of claims actually filed.  These shares are non-voting, have a liquidation preference of $5.00 per share ($444) and accrue dividends at the rate of $.35 per share per annum.  In November 2005, the Company paid accrued dividends through October 29, 2005, amounting to $50.  Accumulated unpaid dividends for the period October 30, 2005 through August 26, 2006 amounted to $25.  The preferred stock is convertible at the option of the Company at any time after the common stock trades at a price of at least $7.00 per share.

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

On February 4, 2005, the United States District Court for the Eastern District of New York approved the settlement of the derivative lawsuit.  In connection with the settlement, the Court approved the series of agreements that the Company entered into with the Private Company as referred to above.  Pursuant to the settlement agreements, such agreements became effective April 30, 2005.  Accrued expenses in the accompanying balance sheet at August 27, 2005 includes $147 for estimated remaining settlement costs in connection with the derivative litigation accrued in a prior year.  During fiscal 2006, $131 was paid in the form of Series B preferred stock and the excess of the accrual in the amount of $16 has been credited to other income.

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

(14)	QUARTERLY RESULTES OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended August 26, 2006 and August 27, 2005:

	Thirteen Weeks Ended

	November 26, 2005	February 25, 2006	May 27, 2006	August 26, 2006

	(d)	(d)	(d)
Revenue:
Net sales	$33,304	$30,730	$33,071	$33,768
Revenue from service contracts	2,438	2,202	2,425	2,443

	35,742	32,932	35,496	36,211

Cost of sales, including store occupancy, warehousing, delivery, and service costs	24,170	23,298	23,944	24,657
Income from continuing operations before income taxes	759	632	2,270	1,789
Income tax expense	45	46	14	216
Income from continuing operations	714	586	2,256	1,573
Income (loss) from discontinued operations	134	(32)	(11)	—
Net income	848	554	2,245	1,573
Basic net income per share	$0.12	$0.08	$0.31	$0.21
Diluted net income per share	$0.11	$0.07	$0.26	$0.18

	Thirteen Weeks Ended

	November 27, 2004	February 26, 2005	May 28, 2005		August 27, 2005

	(d)	(d)	(d)		(d)
Revenue:
Net sales	$28,380	$23,424	$28,383		$32,999
Revenue from service contracts	1,943	1,596	2,085		2,427

	30,323	25,020	30,468		35,426

Cost of sales, including store occupancy, warehousing, delivery, and service costs	21,644	19,203	21,583		24,120
Income (loss) from continuing operations before income taxes	(1,998)	(3,141)	1,525		2,652
Income tax expense (benefit)	55	1,783(a )	49		(18)
(Loss) from continuing operations	(2,053)	(4,924)	1,476		2,670
Income (loss) from discontinued operations	(412)	(439)	(103)		(85)
Net income (loss)	$(2,465)	$(5,363)	$1,373(b	)	$2,585	(b)
Basic net income (loss) per share (c)	$(0.43)	$(0.93)	$0.19(b	)	$0.36	(b)
Diluted net income (loss) per share (c)	$(0.43)	$(0.93)	$0.19(b	)	$0.35	(b)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

(a)	Includes $1,777 ($0.30 per share) increase in valuation allowance related to the beginning of the year deferred tax asset balance (see Note 8).

(b)

Includes income from recovery of prior year receivables and other amounts due from Private Company of $2,000 ($.35 per share) and $600 ($.10 per share) in the thirteen weeks ended May 28, 2005 and August 27, 2005, respectively.

(c)

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

(d)

As discussed further in Note 11, during each of the first three quarters of fiscal 2006 and all quarters of fiscal 2005, the Company closed stores.  The results of three closed stores in 2006 and 18 closed stores in 2005 have been classified as discontinued operations for current and prior periods.  As a result, revenue and cost of sales for the first two quarters of fiscal 2006 and each of the quarters in fiscal 2005 have been restated to reflect only the Company’s continuing operations.  There was no effect on previously reported net income (loss) for any of the quarters as a result of the above.  Below is a reconciliation of amounts as previously reported in the Company’s quarterly reports on Form 10Q and with respect to the fourth quarter of fiscal 2005 in the Company’s annual report on Form10K to the restated amounts reported above.

	Thirteen Weeks Ended

	November 26, 2005	February 25, 2006

Revenue:
As previously reported	$35,840	$33,010
Stores closed in subsequent periods	(98)	(78)

As restated	$35,742	$32,932

Cost of sales:
As previously reported	$24,278	$23,361
Stores closed in subsequent periods	(108)	(63)

As restated	$24,170	$23,298

Income from continuing operations:
As previously reported	$683	$586
Stores closed in subsequent periods	31	—

As restated	$714	$586

Income (loss) from discontinued operations
As previously reported	$165	$(32)
Stores closed in subsequent periods	(31)	—

As restated	$134	$(32)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004
(In thousands, except for share amounts)

	Thirteen Weeks Ended

	November 27, 2004	February 26, 2005	May 28, 2005	August 27, 2005

Revenue:
As previously reported	$30,433	$25,062	$30,468	$35,589
Stores closed in subsequent periods	(110)	(42)	—	(163)

As restated	$30,323	$25,020	$30,468	$35,426

Cost of sales:
As previously reported	$21,738	$19,251	$21,583	$24,253
Stores closed in subsequent periods	(94)	(48)	—	(133)

As restated	$21,644	$19,203	$21,583	$24,120

Income (loss) from continuing operations:
As previously reported	$(2,067)	$(4,945)	$1,476	$2,649
Stores closed in subsequent periods	14	21	—	21

As restated	$(2,053)	$(4,924)	$1,476	$2,670

Income (loss) from discontinued operations
As previously reported	$(398)	$(418)	$(103)	$(64)
Stores closed in subsequent periods	(14)	(21)	—	(21)

As restated	$(412)	$(439)	$(103)	$(85)

(15)	SUBSEQUENT EVENT

On October 27, 2006 Hartsdale Convertibles, Inc. (“Hartsdale”) a wholly owned subsidiary of the Company entered into Trademark Usage Agreement (the “Agreement”) with Ashley Homestores, Ltd. (“Ashley”).  Under the Agreement Hartsdale was granted a five year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories.  During the five year term Hartsdale is required to purchase all of the products and accessories that it sells from Ashley.  No license or royalty fees are payable to Ashley under the Agreement.  In connection with this Agreement, on November 17, 2006 the Company entered into a ten year lease for a new store located in Long Island New York, which provides for increasing annual rentals ranging from $560 to $703, resulting in an aggregate rental obligation amounting to $6,229.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

2006
Deducted from asset accounts:
Allowance for inventory obsolescence	$179	$—	$—	$46	$133
2005
Deducted from asset accounts:
Allowance for uncollectible amounts due from Private Company	$4,722	$—	$—	$4,722 (1)	$—
Allowance for inventory obsolescence	215	—	—	36	179
2004
Deducted from asset accounts:
Allowance for uncollectible amounts due from Private Company	$4,722	$—	$—	$—	$4,722
Allowance for inventory obsolescence	187	28	—	—	215

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

NAME	POSITION	DATE

/s/ Harley J. Greenfield	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 22, 2006

Harley J. Greenfield

/s/ Edward Bohn	Director	November 22, 2006

Edward Bohn

/s/ Kevin J. Coyle	Director	November 22, 2006

Kevin J. Coyle

/s/ Mark Berman	Director	November 22, 2006

Mark Berman

/s/ Rami Abada	President, Director, Chief Operating Officer and Chief Financial Officer	November 22, 2006

Rami Abada