Form 10-Q
period 2006-11-25
JENNIFER CONVERTIBLES INC
filed 2007-01-09
CIK 806817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 25, 2006

or

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

Yes                No      X

As of January 8, 2007 6,831,443 shares of the issuer’s common stock, par value $.01, were outstanding.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except for share data)

	November 25, 2006
	(Unaudited)	August 26, 2006
ASSETS

Current assets:
Cash and cash equivalents	$ 14,800	$ 12,641
Certificate of deposit	750	-
Restricted cash	114	864
Accounts receivable	1,209	906
Merchandise inventories, net	10,969	13,597
Due from Private Company	4,768	4,869
Prepaid expenses and other current assets	1,197	1,160
Total current assets	33,807	34,037

Store fixtures, equipment and leasehold improvements, at cost, net	2,711	2,682
Annuity contract	942	935
Goodwill	1,650	1,650
Other assets (primarily security deposits)	699	703

	$ 39,809	$ 40,007

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$ 15,615	$ 18,838
Customer deposits	10,473	7,036
Accrued expenses and other current liabilities	4,551	4,383
Due to Private Company	550	500
Deferred rent and allowances - current portion	610	587
Total current liabilities	31,799	31,344

Deferred rent and allowances, net of current portion	2,884	2,959
Obligations under capital leases, net of current portion	139	145
Total liabilities	34,822	34,448

Commitments and contingencies (Notes 6 and 13)

Stockholders' Equity:
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490 shares at November 25, 2006 and August 26, 2006
(liquidation preference $3,245)	-	-
Series B Convertible Preferred - issued and outstanding 88,880
shares at November 25, 2006 and August 26, 2006	1	1
(liquidation preference $444)
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued and outstanding 6,811,193
shares at November 25, 2006 and 6,787,936 at August 26, 2006	68	68
Additional paid-in capital	29,177	29,112
Accumulated deficit	(24,259)	(23,622)
	4,987	5,559

	$ 39,809	$ 40,007

See Notes to Consolidated Financial Statements.

2

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Thirteen	weeks ended
	November 25,	November 26,
	2006	2005
Revenue:
Net sales	$ 30,599	$ 33,304
Revenue from service contracts	2,100	2,438
	32,699	35,742

Cost of sales, including store occupancy,
warehousing, delivery and service costs	22,937	24,170

Selling, general and administrative expenses	10,295	10,693

Depreciation and amortization	225	198
	33,457	35,061

(Loss) income from operations	(758)	681

Interest income	155	78

Interest expense	(4)	-

(Loss) income from continuing operations before income taxes	(607)	759

Income tax expense	30	45

(Loss) income from continuing operations	(637)	714

Income from discontinued operations (including income on
store closings of $195)	-	134

Net (loss) income	$ (637)	$ 848

Basic (loss) income per common share:
(Loss) income from continuing operations	$ (0.09)	$ 0.10
Income from discontinued operations	-	0.02
Net (loss) income	$ (0.09)	$ 0.12

Diluted (loss) income per common share:
(Loss) income from continuing operations	$ (0.09)	$ 0.09
Income from discontinued operations	-	0.02
Net (loss) income	$ (0.09)	$ 0.11

Weighted average common shares outstanding	6,803,973	5,793,058

Weighted average common shares issuable on conversion of outstanding
Series A participating preferred stock	-	1,424,500

Total weighted average common shares basic	6,803,973	7,217,558

Effect of potential common share issuance:
Stock options	-	216,546
Warrants	-	16,479
Series B convertible preferred stock	-	45,013

Weighted average common shares diluted	6,803,973	7,495,596

See Notes to Consolidated Financial Statements.

3

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Thirteen	weeks ended
	November 25,	November 26,
	2006	2005

Cash flows from operating activities:
Net (loss) income	$ (637)	$ 848
Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	225	198
Non cash compensation to consultant	5	-
Income from discontinued operations	-	(134)
Interest earned on annuity contract	(7)	(7)
Deferred rent	(52)	(23)
Changes in operating assets and liabilities, net of effects
from discontinued operations:
Merchandise inventories, net	2,628	839
Prepaid expenses and other current assets	(37)	176
Accounts receivable	(303)	(170)
Due from Private Company, net	151	429
Other assets, net	7	(69)
Accounts payable, trade	(3,223)	(810)
Customer deposits	3,437	2,001
Accrued expenses and other current liabilities	168	897
Net cash provided by operating activities of continuing operations	2,362	4,175

Cash flows from investing activities:
Capital expenditures	(257)	(108)
Net cash used in investing activities from continuing operations	(257)	(108)

Cash flows from financing activities:
Proceeds from exercise of stock options	60	-
Principal payments under capital lease obligation	(6)	-
Dividends on Series B convertible preferred stock	-	(50)
Net cash provided by (used in) financing activities from continuing operations	54	(50)

Net increase in cash and cash equivalents from continuing operations	2,159	4,017

Net decrease in cash and cash equivalents from operating activities of discontinued operations	-	(20)

Cash and cash equivalents at beginning of period	12,641	7,177

Cash and cash equivalents at end of period	$ 14,800	$ 11,174

Supplemental disclosure of cash flow information:

Income taxes paid	$ 155	$ 6

Interest paid	$ 4	$ -

Issuance of preferred stock in connection with derivative settlement	$ -	$ 131

See Notes to Consolidated Financial Statements.

4

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 25, 2006

(In thousands, except for share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1:           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The operating results for the thirteen-week period ended November 25, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2007.

The balance sheet as of August 26, 2006 has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 26, 2006, as filed with the Securities and Exchange Commission.

Intercompany transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

NOTE 2:           MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

	November 25, 2006	August 26, 2006
Showrooms	$ 5,824	$ 6,044
Warehouses	5,145	7,553
	$10,969	$13,597

Vendor discounts and allowances in respect of merchandise purchased by the Company are included as a reduction to the cost of inventory on hand and cost of sales upon sale of the merchandise.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 25, 2006

(In thousands, except for share amounts)

NOTE 3:           TRANSACTIONS WITH THE PRIVATE COMPANY

The consolidated financial statements do not include the results of operations of 25 stores, licensed by the Company, 24 of which are owned and operated by a company (the Private Company), which is owned by the estate of a  deceased principal stockholder of the Company who was also the brother-in-law of the Company’s Chairman of the Board and Chief Executive Officer.  Twenty-two of the 24 stores are located in New York and are on a royalty-free basis.  The Company has no equity interest in the Private Company.

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Private Company:

	Increase (Decrease) to related line item in the Consolidated Statement of Operations
	Thirteen weeks ended
	November 25,	November 26,
	2006	2005
Net Sales:
Royalty income	$ 45	$ 45
Warehouse fees	399	413
Delivery charges	902	802
Total charged to the Private Company	$1,346	$1,260

Revenue from Service Contracts:
Fabric protection fees charged by the Private Company	($150)	($150)

Selling, General and Administrative Expenses:
Purchase administration fees paid by the Private Company	($ 26)	($ 28)
Advertising reimbursement paid by the Private Company	(377)	(377)
Royalty expense paid to the Private Company (a)	100	100
Expenses related to shortfall payments charged by the Private Company (a)	-	-
Net charged to the Private Company	($303)	($305)

(a) Effective January 1, 2005, the Private Company waived its rights to receive shortfall payments through August 31, 2007 and royalties through April 30, 2005, the date of court approval of the settlement agreements. On October 13, 2006, any future or prior shortfall payments were eliminated.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 25, 2006

(In thousands, except for share amounts)

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

There was no occurrence of a trigger event during the thirteen-week period ended November 25, 2006, and therefore, the Company did not test goodwill for impairment.

NOTE 5:           CREDIT FACILITY

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

On October 27, 2006, the Company entered into the Second Amendment to the Credit Agreement and First Amendment to Security Agreement (the “Amendment to Credit Agreement and Security Agreement”) with Caye, pursuant to which such agreements were amended to permit the Company to open and operate several licensed Ashley Furniture HomeStores in New York.   The Company  has satisfied all covenants as per the terms of the Credit Facility and the Amendment to the Credit Agreement and Security Agreement.

As of November 25, 2006 and August 26, 2006, the Company owed Caye approximately $8,995 and $12,335, respectively, no portion of which exceeded the 75 day payment terms.  Such amounts are included in accounts payable, trade on the accompanying consolidated balance sheets.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 25, 2006

(In thousands, except for share amounts)

NOTE 6:           CONTINGENCIES

The Company is subject to litigation, including a claim for $10 million for assault and battery, conversion of identity, defamation, consumer fraud, and infliction of emotional distress, and another claim for unspecified damages for sexual harassment, discrimination, retaliation, mental infliction of emotional stress, false imprisonment and collateral claims.  The Company believes these suits are without merit, denies liability, is vigorously defending against the claims and does not believe that they will have a significant impact on its financial position or results of operations.

 NOTE 7:           OTHER

On January 5, 2006, the Company received a letter from the American Stock Exchange (the “Exchange”) advising the Company that it was not in compliance with one of the Exchange’s requirements for continued listingthat the Company maintain a minimum Stockholders’ Equity of $4,000.  This was due to losses sustained by the Company from continuing operations and/or net losses in three of its four most recent fiscal years.  Accordingly, in order to maintain the continued listing of its common stock, the Company was required to submit a plan of compliance (the “Plan”) to the Exchange demonstrating that it would be in compliance with all of the Exchange’s requirements for continued listing within 18 months of the January 5, 2006 letter.  The Company submitted the Plan to the Exchange on February 3, 2006.

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

On December 5, 2006, the Company received a letter from the Exchange indicating that based on our filing of our Form 10-K for the fiscal year ended August 26, 2006, we have resolved the continued listing deficiencies.  However, pursuant to Section 1009(f) of the Exchange’s Company Guide, our Plan Period will remain open until we are able to demonstrate compliance with continued listing standards for two consecutive quarters.  If we do not demonstrate compliance for two consecutive quarters or by the end of the Plan Period, the Exchange will initiate delisting procedures.  While we believe that we will demonstrate compliance prior to the end of the Plan Period, there can be no assurance that we will achieve the required compliance to such time.  As of November 25, 2006, stockholders’ equity was $4,987.

 NOTE 8:           INCOME TAXES

A valuation allowance has been established to offset the deferred tax asset to the extent that the Company has not determined that it is more likely than not that the future tax benefits will be realized.  For the fiscal year ended August 26, 2006, the valuation allowance decreased by $1,393 due to the utilization of net operating loss carryforwards.

No current federal income tax provision was required for the thirteen week periods ended November 25, 2006 or November 26, 2005, due to the utilization of net operating loss carry forwards.  The tax provisions for the thirteen week periods ended November 25, 2006 and November 26, 2005, consisted principally of state income taxes.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 25, 2006

(In thousands, except for share amounts)

NOTE 9:           WARRANT

On March 30, 2005, in connection with the settlement of the derivative litigation, as additional compensation for consulting services, the Company issued to a consultant a warrant to purchase 150,000 shares of common stock, $.01 par value per share, at an exercise price of $2.37 per share.  In the event the consulting agreement is terminated for any reason, including but not limited to the Consultant’s death or disability, the warrant shall immediately become exercisable with respect to remaining unvested shares effective the date of such termination.  These warrants expire ten years from the date of issuance and shall vest as follows: 50,000 shares upon issuance, 50,000 shares on the first anniversary thereof, and 50,000 shares on the second anniversary thereof.  The warrant will become fully vested if the closing price of our common stock exceeds $7.00 per share for five consecutive trading days.  On October 30, 2006, the warrant became fully vested since the Company’s common stock exceeded $7.00 for five consecutive trading days.  The fair value of the warrants on the date of issuance was approximately $146 utilizing the Black-Scholes option-pricing model with the following assumptions: 40% volatility, five-year expected life, risk-free interest rate of 4.27 % and a dividend yield ratio of 0%, which value is being amortized over the five year term of the consulting agreement..  During the thirteen-week periods ended November 25, 2006 and November 26, 2005, the Company amortized approximately $5 and $0, respectively, as consulting fees.

 NOTE 10:         STOCK OPTION PLANS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which replaces SFAS 123 and supersedes APB Opinion No. 25.  Under the provisions of SFAS 123(R), companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  The statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly has been adopted by the Company in the first quarter of fiscal 2006.  SFAS 123 (R) requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date.  On March 9, 2005, the Board of Directors opted to accelerate the vesting of all out of the money stock options in order to avoid the recognition of compensation expense under SFAS 123 (R) with respect to these options.  There were no stock options granted during the year ended August 26, 2006 or the thirteen week period ended November 25, 2006.  Accordingly, there was no employee compensation expense related to stock options during the periods ended November 25, 2006 or November 26, 2005.

NOTE 11:         DISCONTINUED OPERATIONS

During fiscal 2007, the Company may close three to five stores.  In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as stores are closed, their results are reported as discontinued operations in the consolidated statement of operations for the current and prior periods, except for those stores where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area.

 JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 25, 2006

(In thousands, except for share amounts)

During the thirteen-week period ended November 25, 2006, the Company closed a store in Woodland Hills, California and its operating results are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed store from other stores in the area.  During fiscal 2006, the Company closed three stores, of which the operating results were reported as discontinued operations.    In the thirteen-week period ended November 26, 2005  revenues from the closed stores reported as discontinued operations amounted to  $185 and income from operations of the closed stores  amounted to $134, including income related to store closings of $195.  The income from store closings of $195 resulted from the early termination of a lease for a store, which was closed in June 2005.

On November 29, 2006, the Company closed an additional store in Evergreen Park, Illinois and its operating results will be recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed store from other stores in the area.  .

NOTE 12:         STATEMENT OF CASH FLOWS

The Company has separately disclosed cash flows used in operating activities attributable to discontinued operations during the period ended November 26, 2005.  There were no investing or financing activities attributable to discontinued operations during either period.

NOTE 13:         LEASE COMMITMENT

On October 27, 2006, Hartsdale Convertibles, Inc. (“Hartsdale”) a wholly owned subsidiary of ours entered into Trademark Usage Agreement (the “Agreement”) with Ashley Homestores, Ltd. (“Ashley”).  Under the Agreement Hartsdale was granted a five year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories.  During the five year term Hartsdale is required to purchase all of the products and accessories that it sells from Ashley.  No license or royalty fees are payable to Ashley under the Agreement.  In connection with this Agreement, on November 17, 2006 we entered into a ten year lease for a new store located in Long Island, New York, which provides for increasing annual rentals ranging from $560,000 to $703,000, resulting in an aggregate rental obligation amounting to $6,369,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

Forward-Looking Information

Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended.  These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to the risk factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 26, 2006, as filed with the Securities and Exchange Commission.  In addition to statements that explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be uncertain and forward-looking.

Overview

We are the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofa beds and companion pieces such as loveseats, chairs and recliners.  We also have specialty retail stores that specialize in the sale of leather furniture.  In addition, we have stores that sell both fabric and leather furniture.

Results of Operations

The following table sets forth, for the period indicated, the percentage of total revenue from continuing operations contributed by each class:

	Thirteen weeks ended
	November 25,	November 26,
	2006	2005

Merchandise Sales - net	79.4%	81.3%
Home Delivery Income	10.1%	8.4%
Charges to the Private Company	4.1%	3.5%
Net Sales	93.6%	93.2%

Revenue from Service Contracts	6.4%	6.8%

Total Revenue	100.0%	100.0%

Net sales from continuing operations was $30,599,000 and $33,304,000 for the thirteen-week periods ended November 25, 2006 and November 26, 2005, respectively.  Net sales from continuing operations decreased by 8.1%, or $2,705,000, for the thirteen-week period ended November 25, 2006 compared to the thirteen-week period ended November 26, 2005.  Revenue from service contracts from continuing operations decreased by 13.9% in the thirteen-week period ended November 25, 2006 to $2,100,000 from $2,438,000 for the thirteen-week period ended November 26, 2005.  These decreases are primarily attributable to a decline in overall demand within the furniture industry sector.

Same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased 9.0% for the thirteen-week period ended November 25, 2006, compared to the same period ended November 26, 2005.  One store relocated during the thirteen weeks ended November 25, 2006.  Total square footage leased increased by 200 square feet.

Cost of sales from continuing operations as a percentage of revenue for the thirteen-week period ended November 25, 2006 was 70.1%, compared to 67.6% for the period ended November 26, 2005.  Cost of sales from continuing operations decreased to $22,937,000 for the thirteen weeks ended November 25, 2006, from $24,170,000 for the thirteen weeks ended November 26, 2005.  Store occupancy costs as a percentage of revenues were 16.9 % and 15.4% for the thirteen weeks ended November 25, 2006 and November 26, 2005, respectively.  Store occupancy costs increased as a percentage of revenue since these costs are spread over a decreased revenue base.

Selling, general and administrative expenses from continuing operations were $10,295,000 (31.5% as a percentage of revenue) during the thirteen-week period ended November 25, 2006, compared to $10,693,000 (29.9% as a percentage of revenue from continuing operations) for the thirteen-week period ended November 26, 2005.  The decrease in total expenses is primarily attributable to a decrease in advertising expense and lower compensation expense to salespersons in the form of commissions and bonuses in the amount of  $320,000, which is attributable to lower sales volume.  Selling, general and administrative expenses from continuing operations increased as a percentage of revenue since certain fixed costs are spread over an decreased revenue base.

During the thirteen-week period ended November 25, 2006, we closed one of our stores in California, and its operating results were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed store from other stores in the area.  During fiscal 2006, we closed three stores, of which the operating results were reported as discontinued operations.    Revenues from the closed stores reported as discontinued operations amounted to $185,000 in the thirteen-week period November 26, 2005.  Income from operations of the closed stores reported as discontinued operations  amounted to $134,000, including income on store closings of $195,000, for the thirteen-week period ended November 26, 2005.  The income from store closings of $195,000 resulted from the early termination of a lease for a store, which was closed in June 2005.

Net loss for the thirteen-week period ended November 25, 2006 was $637,000, compared to net income of $848,000 for the thirteen-week period ended November 26, 2005.  This decrease is primarily attributable to decrease in sales due to a decline in overall demand within the furniture industry sector.

Liquidity and Capital Resources

As of November 25, 2006, we had aggregate working capital of $2,008,000, compared to $2,693,000 at August 26, 2006 and had available cash and cash equivalents of $14,800,000, compared to $12,641,000 at August 26, 2006.  The increase in cash and cash equivalents is a result of cash provided by operating activities of continuing operations.  The decrease in working capital is a result of our decline in our operational results.

Starting in 1995, we entered into agreements with a related private company that permit us to offset our current monthly obligations to one another for an amount up to $1,000,000.   Amounts in excess of $1,000,000 are paid in cash.  Based on the payment terms of 85 days, all obligations of the private company as of November 25, 2006, were paid.

On July 11, 2005, we entered into a Credit Agreement (the “Credit Agreement) and a Security Agreement (the “Security Agreement”) with Caye Home Furnishings, LLC (“Agent”), Caye Upholstery, LLC and Caye International Furnishings, LLC (collectively, “Caye”).  Under the Credit Agreement, Caye agrees to makes available to us a credit facility of up to $10.0 million, effectively extending Caye’s payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods.  The amount available under this facility may be reduced in the event that we do not maintain a specified level of eligible accounts receivable, eligible inventory and cash in deposit accounts.  We must pay each extension of credit under the Credit Agreement within 105 days after receipt of goods.  For the period between 75 and 105 days after receipt of goods, the annual interest rate will be the prime rate plus 0.75%.  If any extensions of credit were not repaid after 105 days, the interest rate would be the prime rate plus 2.75%.  On April 7, 2006, we amended our credit agreement with Caye whereby Caye agreed to increase the credit facility from $10.0 million to $11.5 million.  Effective August 24, 2006 through September 8, 2006, Caye consented to temporarily increase the credit facility from $11.5 million to $12.5 million.

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

As of November 25, 2006, we owed Caye $8,995,000, no portion of which exceeded the 75 day payment terms.

On October 27, 2006, Hartsdale Convertibles, Inc. (“Hartsdale”) a wholly owned subsidiary of ours entered into Trademark Usage Agreement (the “Agreement”) with Ashley Homestores, Ltd. (“Ashley”).  Under the Agreement Hartsdale was granted a five year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories.  During the five year term Hartsdale is required to purchase all of the products and accessories that it sells from Ashley.  No license or royalty fees are payable to Ashley under the Agreement.  In connection with this Agreement, on November 17, 2006 we entered into a ten year lease for a new store located in Long Island, New York, which provides for increasing annual rentals ranging from $560,000 to $703,000, resulting in an aggregate rental obligation amounting to $6,369,000.

We closed one store during the thirteen weeks ended November 25, 2006.  We spent $257,000 for capital expenditures during such thirteen-week period and we anticipate capital expenditures approximating $2,250,000 during the balance of fiscal 2007 to support the maintenance of existing facilities and new store locations in connection with the Trademark Usage Agreement with Ashley.  We do not anticipate needing outside financing for such expansion.

We anticipate generating positive operating cash flow for the year ending August 25, 2007.  In the opinion of management, cash on hand and cash flow from operations will be adequate to fund operations during the current fiscal year.

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

                                                                                                                                                                     JENNIFER CONVERTIBLES, INC.

January 9, 2007                                                                                                                                           By:  /s/ Harley J. Greenfield

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

January 9, 2007                                                                                                                                           By:  /s/ Rami Abada

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