Form 10-Q
period 2007-02-24
JENNIFER CONVERTIBLES INC
filed 2007-04-10
CIK 806817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D C.  20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 24, 2007

or

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

Yes [  ]      No [X]

As of April 9, 2007 6,861,443 shares of the issuer’s common stock, par value $.01, were outstanding.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except for share data)

	February 24, 2007
	(Unaudited)	August 26, 2006
ASSETS

Current assets:
Cash and cash equivalents	$16,529	$12,641
Restricted cash	74	864
Annuity contract	949	-
Accounts receivable	1,056	906
Merchandise inventories, net	13,218	13,597
Due from Affiliated Company	4,811	4,869
Prepaid expenses and other current assets	1,778	1,160
Total current assets	38,415	34,037

Store fixtures, equipment and leasehold improvements, at cost, net	2,949	2,682
Annuity contract	-	935
Goodwill	1,650	1,650
Other assets (primarily security deposits)	688	703

	$43,702	$40,007

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade (including $1,521 and $2,233 to a stockholder)	$19,228	$18,838
Customer deposits	9,546	7,036
Accrued expenses and other current liabilities	4,271	4,383
Due to Affiliated Company	600	500
Deferred rent and allowances - current portion	642	587
Total current liabilities	34,287	31,344

Deferred rent and allowances, net of current portion	2,932	2,959
Obligations under capital leases, net of current portion	132	145
Total liabilities	37,351	34,448

Commitments and contingencies (Note 10)

Stockholders' Equity:
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490 shares at February 24, 2007 and August 26, 2006
(liquidation preference $3,245)	-	-
Series B Convertible Preferred - issued and outstanding 88,880 shares at February 24, 2007 and August 26, 2006
(liquidation preference $444)	1	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued and outstanding 6,861,443
shares at February 24, 2007 and 6,787,936 at August 26, 2006	69	68
Additional paid-in capital	29,282	29,112
Accumulated deficit	(23,001)	(23,622)
	6,351	5,559

	$43,702	$40,007

See Notes to Consolidated Financial Statements.

2

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	February 24,	February 25,	February 24,	February 25,
	2007	2006	2007	2006
Revenue:
Net sales	$31,286	$30,730	$61,885	$64,034
Revenue from service contracts	2,185	2,202	4,285	4,640
	33,471	32,932	66,170	68,674

Cost of sales, including store occupancy,
warehousing, delivery and service costs	23,551	23,298	46,488	47,468

Selling, general and administrative expenses	8,660	8,883	18,955	19,577

Depreciation and amortization	228	196	453	394
	32,439	32,377	65,896	67,439

Income from operations	1,032	555	274	1,235

Interest income	198	77	353	155

Interest expense	(3)	-	(7)	-

Income from continuing operations before income taxes	1,227	632	620	1,390

Income tax (benefit) expense	(31)	46	(1)	91

Income from continuing operations	1,258	586	621	1,299

(Loss) income from discontinued operations
(including (loss) income on store closings of ($13) for the thirteen
weeks and $182 for the twenty-six weeks ended in 2006)	-	(32)	-	102

Net income	$ 1,258	$ 554	$ 621	$ 1,401

Basic income per common share:
Income from continuing operations	$0.16	$0.08	$0.08	$0.18
(Loss) income from discontinued operations	-	-	-	.01
Net income	$0.16	$0.08	$0.08	$0.19

Diluted income per common share:
Income from continuing operations	$0.14	$0.07	$0.07	$0.17
(Loss) income from discontinued operations	-	-	-	0.01
Net income	$0.14	$0.07	$0.07	$0.18

Weighted average common shares outstanding	6,838,162	5,829,714	6,821,013	5,811,285

Common shares issuable on conversion of Series A
participating preferred stock	924,500	1,424,500	924,500	1,424,500

Total weighted average common shares outstanding basic	7,762,662	7,254,214	7,745,513	7,235,785

Effect of potential common share issuance:
Stock options	829,330	921,973	1,040,234	451,007
Warrants	78,182	71,219	86,808	50,698
Series B convertible preferred stock	62,216	62,216	-	56,882

Weighted average common share outstanding diluted	8,732,390	8,309,622	8,872,555	7,794,372

See Notes to Consolidated Financial Statements

3

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Twenty-six weeks ended
	February 24,	February 25,
	2007	2006

Cash flows from operating activities:
Net income	$ 621	$ 1,401
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	453	394
Non cash compensation to consultant	11	-
Income from discontinued operations	-	(102)
Loss on disposal of equipment	11	6
Interest earned on annuity contract	(14)	(15)
Deferred rent	28	(53)
Changes in operating assets and liabilities, net of effects from discontinued operations:
Merchandise inventories, net	379	(1,097)
Prepaid expenses and other current assets	(618)	(373)
Accounts receivable	(150)	628
Due from Affiliated Company, net	158	678
Other assets	15	(61)
Accounts payable, trade	390	(1,458)
Customer deposits	2,510	3,295
Accrued expenses and other current liabilities	(111)	1,441
Net cash provided by operating activities of continuing operations	3,683	4,684

Cash flows from investing activities:
Capital expenditures	(733)	(654)
Restricted cash	790	(753)
Net cash provided by (used in) investing activities from continuing operations	57	(1,407)

Cash flows from financing activities:
Proceeds from exercise of stock options	160	106
Principal payments under capital lease obligations	(12)	-
Dividends on Series B convertible preferred stock	-	(50)
Net cash provided by financing activities from continuing operations	148	56

Net increase in cash and cash equivalents from continuing operations	3,888	3,333

Net decrease in cash and cash equivalents from operating activities of discontinued operations	-	(78)

Cash and cash equivalents at beginning of period	12,641	7,177

Cash and cash equivalents at end of period	$16,529	$10,432

Supplemental disclosure of cash flow information:

Income taxes paid	$ 176	$ 18

Interest paid	$ 7	$ -

Issuance of preferred stock in connection with derivative settlement	$ -	$ 131

See Notes to Consolidated Financial Statements.

4

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Twenty-Six Weeks Ended February 24, 2007

(In thousands, except for share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1:          BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.   The operating results for the twenty-six week period ended February 24, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2007.

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

NOTE 2:          MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

	February 24, 2007	August 26, 2006
Showrooms	$ 5,787	$ 6,044
Warehouses	7,431	7,553
	$ 13,218	$ 13,597

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Twenty-Six Weeks Ended February 24, 2007

(In thousands, except for share amounts)

Potential impairment is indicated when the carrying value of a store including goodwill exceeds its fair value.  If potential for impairment exists, the fair value of a store is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the stores' goodwill.  Impairment loss is recognized for any excess of the carrying value of the stores' goodwill over the implied fair value.

There was no occurrence of a trigger event during the thirteen-week period ended February 24, 2007, and therefore, the Company did not test goodwill for impairment during such period.

NOTE 4:          TRANSACTIONS WITH THE AFFILIATED COMPANY

The consolidated financial statements do not include the results of operations of 25 stores, licensed by the Company, 24 of which are owned and operated by a company (the ”Affiliated Company”), which is owned by the estate of a deceased principal stockholder of the Company who was also the brother-in-law of the Company’s Chairman of the Board and Chief Executive Officer.  Twenty-two of the 24 stores are located in New York and are on a royalty-free basis.  The Company has no equity interest in the Affiliated Company.

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Affiliated Company:

	Increase (Decrease) to Related Line Item in the Consolidated Statement of Operations
	Thirteen weeks ended		Twenty-six weeks ended
	February 24,	February 25,	February 24,	February 25,
	2007	2006	2007	2006
Net Sales:
Royalty income	$ 47	$ 41	$ 92	$ 86
Warehouse fees	406	375	805	788
Delivery charges	1,015	827	1,917	1,629
Total charged to the Affiliated Company	$ 1,468	$ 1,243	$ 2,814	$ 2,503

Revenue from Service Contracts:
Fabric protection fees charged by the Affiliated Company	$ (150)	$ (150)	$ (300)	$ (300)

Selling, General and Administrative Expenses:
Administrative fees paid by the Affiliated Company	$ (28)	$ (28)	$ (54)	$ (56)
Advertising reimbursement paid by the Affiliated Company	(377)	(377)	(754)	(754)
Royalty expense paid to the Affiliated Company	100	100	200	200
Net charged to the Affiliated Company	$ (305)	$ (305)	$ (608)	$ (610)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Twenty-Six Weeks Ended February 24, 2007

(In thousands, except for share amounts)

NOTE 5:          ANNUITY CONTRACT

The Company is the owner and beneficiary of an annuity contract purchased as an investment in November 2003 for $1,065. The annuity contract is carried at contract value which is equivalent to the amount invested in the contract plus accumulated earnings, less redemptions and an insurance charge on the life of the annuitant who is an officer of the Company.  Withdrawals under the contract may be made at any time and are payable to the Company.  As of February 24, 2007, such amounts are disclosed as a current asset on the accompanying consolidated balance sheets as it is management’s intent to liquidate within 90 days of the balance sheet date.

NOTE 6:          CREDIT FACILITY

In July 2005, the Company entered into a Credit Facility with Caye Home Furnishings, LLC and its affiliates (“Caye”) who is also a vendor of the Company.  Under the credit facility the Company can draw down up to $10 million for the purchase from Caye of merchandise subject to a formula based on eligible accounts receivable, inventory, and cash in deposit accounts.  The borrowings under the Credit Agreement are due 105 days from the date goods are received by the Company and bear interest for the period between 75 and 105 days at prime plus .75%.  If borrowings are not repaid after 105 days the interest rate increases to prime plus 2.75%.  On April 7, 2006, the Company amended its credit agreement with Caye whereby Caye agreed to increase the credit facility from $10.0 million to $11.5 million.  Effective February 23,2007 through March 30, 2007, Caye consented to temporarily increase the credit facility from $11.5 million to $14.2 million

The credit facility is collateralized by a security interest in all of the Company’s assets, excluding restricted cash and the annuity contract.  Under the terms of the Credit Facility the Company is required to maintain a fixed charge coverage ratio, as defined, for a trailing four quarter period and a minimum cash balance in deposit accounts.  The Credit Facility also prohibits the Company from incurring certain additional indebtedness, liens, certain guarantees or distributions to common stockholders; limits certain investments, and certain advances or loans and restricts substantial asset sales and capital expenditures.

On October 27, 2006, the Company entered into the Second Amendment to the Credit Agreement and First Amendment to Security Agreement (the “Amendment to Credit Agreement and Security Agreement”) with Caye, pursuant to which such agreements were amended to permit the Company to open and operate several licensed Ashley Furniture HomeStores in New York.  As such, the Company  has satisfied all covenants as per the terms of the Credit Facility and the Amendment to the Credit Agreement and Security Agreement as of February 24, 2007.

As of February 24, 2007 and August 26, 2006, the Company owed Caye approximately $14,151 and $12,335, respectively, no portion of which exceeded the 75 day payment terms.  Such amounts are included in accounts payable, trade on the accompanying consolidated balance sheets.

NOTE 7:          INCOME TAXES

A valuation allowance has been established to offset the deferred tax asset to the extent that the Company has not determined that it is more likely than not that the future tax benefits will be realized.  For the fiscal year ended August 26, 2006, the valuation allowance decreased by $1,393 due to the utilization of net operating loss carryforwards.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Twenty-Six Weeks Ended February 24, 2007

(In thousands, except for share amounts)

The tax provisions for the thirteen week and twenty-six week periods ended February 24, 2007, consists of state income and federal alternative minimum taxes due to limitations with respect to the utilization of net operating loss carry forwards. The Company's effective tax rate differs from the federal statutory rate principally due to net operating loss carryforwards.

NOTE 8:          STOCK OPTION PLANS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which replaces SFAS 123 and supersedes APB Opinion No. 25.  Under the provisions of SFAS 123(R), companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, usually the vesting period.  The statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly has been adopted by the Company in the first quarter of fiscal 2006.  SFAS 123 (R) requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date.  On March 9, 2005, the Board of Directors opted to accelerate the vesting of all out of the money stock options in order to avoid the recognition of compensation expense under SFAS 123 (R) with respect to these options.

At the Company’s annual meeting of stockholders, which was held on February 6, 2007, the 2006 Equity Incentive Plan ( the “2006 Plan”) was adopted allowing the Company, under the direction of its Compensation and Option Committee, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards, including awards of restricted stock units, to employees, consultants and directors of the Company.  The 2006 Plan allows for the issuance of up to 600,000 shares of the Company’s common stock pursuant to awards granted under the 2006 Plan, 300,000 of which were previously authorized but will not be issued under the 2003 Stock Option Plan.  The adoption of the 2006 Plan terminates the 2003 Stock Option Plan and all outstanding options under the 2003 Stock Option Plan will remain in effect, but no additional option grants may be made.  The exercise price of a stock option may not be less than 100% of the fair market value of our common stock on the date of grant.  If an incentive stock option is granted to an individual who owns more than 10% of the combined voting power of all classes of our capital stock, the exercise price may not be less than 110% of the fair market value of our common stock on the date of grant and the term of the option may not be longer than five years.  The 2006 Plan also authorizes the grant of other types of stock-based compensation including, but not limited to stock appreciation rights, phantom stock awards, and stock units in which shares of the Company’s common stock are not issued until the performance or vesting period is satisfied.  The 2006 Plan expires on December 17, 2016.  There were no stock options granted during the year ended August 26, 2006 or restricted and unrestricted stock awards and other stock-based awards, including awards of restricted stock units during the twenty-six week period ended February 24, 2007. Accordingly, there was no employee compensation expense related to stock options or other stock based awards during the periods ended February 24, 2007 and February 25, 2006.

NOTE 9:          DISCONTINUED OPERATIONS

During fiscal 2007, the Company may close seven to eight stores.  In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as stores are closed, their results are reported as discontinued operations in the consolidated statement of operations for the current and prior periods, except for those stores where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Twenty-Six Weeks Ended February 24, 2007

(In thousands, except for share amounts)

During the thirteen-week period ended February 24, 2007, the Company closed four stores in Illinois, in addition to a previous store closing in California during the thirteen week period ended November 25, 2006.  The operating results of the five stores were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas.  During fiscal 2006, the Company closed three stores, of which the operating results were reported as discontinued operations.

Revenues from the closed stores reported as discontinued operations amounted to $90 and $275 in the thirteen-week and twenty-six week periods ended February 25, 2006, respectively.  Income (loss) from discontinued operations amounted to ($32) and $102 in the thirteen-week and twenty-six week periods ended February 25, 2006, respectively.  Income (loss) related to store closings approximated ($13) and $182 in the thirteen-week and twenty-six week periods ended February 25, 2006, respectively.  The income from store closings of $182 includes income of approximately $200 attributable to the early termination of a lease for a store, which was closed in June 2005, resulting from the reversal of the remaining related liability for early termination costs.

NOTE 10:         CONTINGENCIES

The Company is subject to litigation, including a claim for $10 million for assault and battery, conversion of identity, defamation, consumer fraud, and infliction of emotional distress, and another claim for unspecified damages for sexual harassment, discrimination, retaliation, mental infliction of emotional stress, false imprisonment and collateral claims.  The matters are in early stages.  The Company believes these suits are without merit, denies liability, is vigorously defending against the claims and does not believe that the ultimate results of these matters will have a significant impact on its financial position or results of operations.  As of January 18, 2007 the claim for $10 million was settled for $15.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue contributed by each class:

	Thirteen weeks ended		Twenty-six weeks ended
	February 24,	February 25,	February 24,	February 25,
	2007	2006	2007	2006

Merchandise Sales – net and Home Delivery Income	89.1%	89.5%	89.3%	89.6%
Charges to the Affiliated Company	4.4%	3.8%	4.2%	3.6%
Net Sales	93.5%	93.3%	93.5%	93.2%

Revenue from Service Contracts	6.5%	6.7%	6.5%	6.8%

Total Revenue	100.0%	100.0%	100.0%	100.0%

Net sales from continuing operations were $31,286,000 and $30,730,000 for the thirteen-week periods ended February 24, 2007 and February 25, 2006, respectively.  Net sales from continuing operations increased by 1.8%, or $556,000 for the thirteen-week period ended February 24, 2007 compared to the thirteen-week period ended February 25, 2006.  We have benefited this quarter by having more inventory in stock that allowed us to deliver merchandise quicker than during the same period ended February 25, 2006.  We also benefited this year by having the Chinese New Year fall later in the quarter than last year when our principal Chinese supplier was delayed in shipping us our merchandise because their factory was closed during that holiday last year.

Revenue from service contracts from continuing operations decreased by 0.8% in the thirteen-week period ended February 24, 2007 to $2,185,000, from $2,202,000 for the thirteen-week period ended February 25, 2006.  Such a decrease during the twenty-six weeks ended February 24, 2007, compared to the same period ended February 25, 2006, is primarily attributable to a fewer number of pieces sold in which we offer service contracts.

Net sales from continuing operations were $61,885,000 and $64,034,000 for the twenty-six weeks ended February 24, 2007 and February 25, 2006, respectively.  Net sales from continuing operations decreased by 3.4%, or $2,149,000, for the twenty-six week period ended February 24, 2007 compared to the same period ended February 25, 2006.  The decrease in net sales is attributable to the continuing softness in the retail furniture industry.

Revenue from service contracts from continuing operations decreased by 7.7% during the twenty-six week period ended February 24, 2007 to $4,285,000, from $4,640,000 for the twenty-six week period ended February 25, 2006. Such a decrease during the twenty-six weeks ended February 24, 2007, compared to the same period ended February 25, 2006, is primarily attributable to a decrease in net sales as well as a fewer number of pieces sold in which we offer service contracts.

Same store sales (sales at those stores open for the entire current and prior comparable periods) increased 1.0% and decreased 4.2% for the thirteen and twenty-six weeks ended February 24, 2007, respectively, compared to the same periods ended February 25, 2006.    One store relocated during the twenty-six weeks ended February 24, 2007.  Total square footage leased increased by 200 square feet.

Cost of sales, as a percentage of revenue for the thirteen-week period ended February 24, 2007, was 70.4% compared to 70.7% for the same period ended February 25, 2006.  Cost of sales from continuing operations increased to $23,551,000 for the thirteen weeks ended February 24, 2007, from $23,298,000 for the thirteen weeks ended February 25, 2006.

Cost of sales, as a percentage of revenue for the twenty-six week period ended February 24, 2007, was 70.3% compared to 69.1% for the same period ended February 25, 2006.  Cost of sales from continuing operations decreased to $46,488,000 for the twenty-six weeks ended February 24, 2007, from $47,468,000 for the twenty-six weeks ended February 25, 2006.  Store occupancy costs as a percentage of revenues were 16.9% and 16.1% for the twenty-six weeks ended February 24, 2007 and February 25, 2006, respectively.   The increase in the percentage of cost of sales is due to store occupancy costs being spread over a decreased revenue base.

Selling, general and administrative expenses from continuing operations were $8,660,000 (25.9% as a percentage of revenue) and $8,883,000 (27.0% as a percentage of revenue) during the thirteen-week period ended February 24, 2007 and February 25, 2006, respectively. The decrease in total expenses is primarily attributable to a decrease of $243,000 in advertising expense.

Selling, general and administrative expenses from continuing operations were $18,955,000 (28.6% as a percentage of revenue) and $19,577,000 (28.5% as a percentage of revenue) during the twenty-six week  period ended February 24, 2007 and February 25, 2006, respectively.  The decrease in total expenses is primarily attributable to a decrease of $326,000 in advertising expense and lower compensation expense to salespersons in the form of commissions and bonuses in the amount of  $442,000, which is attributable to lower sales volume.  Selling, general and administrative expenses from continuing operations increased as a percentage of revenue since certain fixed costs are spread over a decreased revenue base.

The income from continuing operations was $1,258,000 and $586,000 for the thirteen-week period ended February 24, 2007 and February 25, 2006, respectively.  Income from continuing operations for the twenty-six weeks ended February 24, 2007 was $621,000 compared to income from continuing operations of  $1,299,000 for the twenty-six week period ended February 25, 2006.  We have benefited this quarter by having more inventory in stock that allowed us to deliver merchandise quicker than during the same period ended February 25, 2006.  We also benefited this year by having the Chinese New Year fall later in the quarter than last year when our principal Chinese supplier was delayed in shipping us our merchandise because their factory was closed during that holiday last year.  However, our income continues to be affected by the continuing softness in the retail furniture industry.

During the thirteen-week period ended February 24, 2007, we closed four stores in Illinois, in addition to a previous store closing in California during the thirteen week period ended November 25, 2006.  The operating results of the five stores were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas.  During fiscal 2006, we closed three stores, of which the operating results were reported as discontinued operations.  Revenues from the closed stores reported as discontinued operations amounted to  $90,000 and $275,000 in the thirteen-week and twenty-six week periods ended February 25, 2006, respectively.  Income (loss) from discontinued operations amounted to ($32,000) and $102,000 in the thirteen-week and twenty-six week periods ended February 25, 2006, respectively.  Income (loss) related to store closings approximated ($13,000) and $182,000 in the thirteen-week and twenty-six week periods ended February 25, 2006, respectively.

Liquidity and Capital Resources

As of February 24, 2007, we had an aggregate working capital of $4,128,000 compared to an aggregate working capital of $2,693,000 at August 26, 2006 and had available cash and cash equivalents of $16,529,000 compared to $12,641,000 at August 26, 2006.  The increase in cash and cash equivalents is a result of cash provided by our operating profits.

Starting in 1995, we entered into agreements with a related affiliated company that permit us to offset our current monthly obligations to one another for an amount up to $1,000,000.  Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of 85 days, all obligations of the affiliated company and the unconsolidated licensees due as of February 24, 2007, were paid.

On July 11, 2005, we entered into a Credit Agreement (the “Credit Agreement) and a Security Agreement (the “Security Agreement”) with Caye Home Furnishings, LLC (“Agent”), Caye Upholstery, LLC and Caye International Furnishings, LLC (collectively, “Caye”).  Under the Credit Agreement, Caye agrees to makes available to us a credit facility of up to $10.0 million, effectively extending Caye’s payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods.  The amount available under this facility may be reduced in the event that we do not maintain a specified level of eligible accounts receivable, eligible inventory and cash in deposit accounts.  We must pay each extension of credit under the Credit Agreement within 105 days after receipt of goods.  For the period between 75 and 105 days after receipt of goods, the annual interest rate will be the prime rate plus 0.75%.  If any extensions of credit were not repaid after 105 days, the interest rate would be the prime rate plus 2.75%.  On April 7, 2006, we amended our credit agreement with Caye Home Furnishings, LLC (“Caye”).  Under the amendment to the Credit Agreement, Caye agreed to increase our credit facility from $10.0 million to $11.5 million.  Effective February 23,2007 through March 30, 2007, Caye consented to temporarily increase the credit facility from $11.5 million to $14.2 million.

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

On October 27, 2006, we entered into the Second Amendment to the Credit Agreement and First Amendment to Security Agreement (the “Amendment to Credit Agreement and Security Agreement”) with Caye, pursuant to which such agreements were amended to permit us to open and operate several licensed Ashley Furniture HomeStores in New York.  As such, we have satisfied all covenants as per the terms of the Credit Facility and the Amendment to the Credit Agreement and Security Agreement.

As of February 24, 2007, we owed Caye approximately $14,151,000, no portion of which exceeded the 75 day payment terms.

We closed five stores during the twenty-six weeks ended February 24, 2007. We spent $733,000 for capital expenditures from continuing operations during such twenty-six week period and we anticipate capital expenditures approximating $1,517,000 during the balance of fiscal 2007 to support the maintenance of existing facilities and new store locations in connection with the Trademark Usage Agreement with Ashley.  We do not anticipate needing outside financing for such expansion.

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

                                    None.

Item 3.              Defaults Upon Senior Securities.

                                    None.

Item 4.              Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders, which was held on February 6, 2007, our stockholders:

(1)        Elected five nominees for directors to serve for a term ending in 2008;

(2)        Ratified the appointment of Eisner LLP as our independent registered public accountants for the fiscal year ending August 25, 2007.

(3)        Adopted the 2006 Equity Incentive Plan.

The following tables show the common stock votes cast with respect to the proposals identified above:

Proposal 1 Election of Directors:	For	Withheld Authority
Harley J. Greenfield	6,229,063	6,857
Edward G. Bohn	6,229,063	6,857
Kevin J. Coyle	6,228,763	7,157
Rami Abada	6,209,263	26,657
Mark Berman	6,228,763	7,157
Total All Directors	31,124,915	54,685

Proposal 2	For	Against	Abstentions
Appointment of Eisner LLP	6,229,516	5,603	800

Proposal 3	For	Against	Abstentions
Adoption of 2006 Equity Incentive Plan	2,052,504	149,961	33,311

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

JENNIFER CONVERTIBLES, INC.

April 10, 2007                                                   By:       /s/Harley J. Greenfield

                                                                                        Harley J. Greenfield, Chairman of the Board

                                                                                        and Chief Executive Officer

April 10, 2007                                                   By:       /s/Rami Abada

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