Form 10-Q
period 2007-05-26
JENNIFER CONVERTIBLES INC
filed 2007-07-10
CIK 806817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D C.  20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 26, 2007

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

Yes [  ]      No [X]

As of July 9, 2007, 7,073,466 shares of the issuer’s common stock, par value $.01, were outstanding.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Index

Part I - Financial Information

Item 1. - Financial Statements (Unaudited)

Consolidated Balance Sheets at May 26, 2007 (Unaudited) and August 26, 2006	2

Consolidated Statements of Operations (Unaudited) for the thirteen and thirty-nine weeks ended May 26, 2007 and May 27, 2006	3

Consolidated Statements of Cash Flows (Unaudited) for the thirty-nine weeks ended May 26, 2007 and May 27, 2006	4

Notes to Unaudited Consolidated Financial Statements	5

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. - Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. - Controls and Procedures	19

Part II - Other Information
Item 1. – Legal Proceedings	20
Item 1A. – Risk Factors	20
Item 2. – Unregistered Sales of Securities and Use of Proceeds	20
Item 3. – Defaults Upon Senior Securities	20
Item 4. – Submission of Matters to a Vote of Security Holders	20
Item 5. – Other Information	20
Item 6. – Exhibits	20

Signatures	21

Exhibit Index	22

Third Amendment to Credit Agreement and Second Amendment to Security Agreement by and among Jennifer Convertibles, Inc., Caye Home Furnishings, LLC, Caye Upholstery, LLC and Caye International Furnishings, LLC dated July 7, 2007	23
Certification of Chief Executive Officer	33
Certification of Chief Financial Officer	34
Certification of Chief Executive Officer pursuant to U.S.C. Section 1350	35
Certification of Chief Financial Officer pursuant to U.S.C. Section 1350	36

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except for share data)

	May 26, 2007	August 26, 2006
	(Unaudited)	(Restated-Note 2)
ASSETS

Current assets:
Cash and cash equivalents	$ 7,047	$ 7,641
Marketable securities	8,150	5,000
Restricted cash	74	864
Accounts receivable	1,196	906
Merchandise inventories, net	13,412	13,597
Due from Affiliated Company	4,896	4,869
Prepaid expenses and other current assets	1,427	1,160
Total current assets	36,202	34,037

Store fixtures, equipment and leasehold improvements, at cost, net	3,301	2,682
Annuity contract	-	935
Goodwill	1,650	1,650
Other assets (primarily security deposits)	685	703

	$ 41,838	$ 40,007

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade (including $1,719 and $2,233 to a stockholder)	$ 16,813	$ 18,838
Customer deposits	8,557	7,036
Accrued expenses and other current liabilities	3,891	4,383
Due to Affiliated Company	550	500
Deferred rent and allowances - current portion	673	587
Total current liabilities	30,484	31,344

Deferred rent and allowances, net of current portion	2,948	2,959
Obligations under capital leases, net of current portion	126	145
Total liabilities	33,558	34,448

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490 shares at May 26, 2007 and August 26, 2006
(liquidation preference $3,245)	-	-
Series B Convertible Preferred - issued and outstanding 47,989 shares at May 26, 2007 and 88,880 at August 26, 2006
(liquidation preference $240 and $444, respectively)	1	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued and outstanding 7,073,466
shares at May 26, 2007 and 6,787,936 at August 26, 2006	70	68
Additional paid-in capital	29,601	29,112
Accumulated deficit	(21,392)	(23,622)
	8,280	5,559

	$ 41,838	$ 40,007

See Notes to Consolidated Financial Statements.

2

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Thirteen weeks ended Thirty-nine weeks ended
	May 26,	May 27,	May 26,	May 27,
	2007	2006	2007	2006
Revenue:
Net sales	$31,012	$33,071	$92,897	$97,105
Revenue from service contracts	2,258	2,425	6,543	7,065
	33,270	35,496	99,440	104,170

Cost of sales, including store occupancy,
warehousing, delivery and service costs	22,613	23,944	69,101	71,412

Selling, general and administrative expenses	8,950	9,146	27,905	28,723

Depreciation and amortization	237	223	690	617
	31,800	33,313	97,696	100,752

Income from operations	1,470	2,183	1,744	3,418

Interest income	188	109	541	264

Interest expense	(4)	(22)	(11)	(22)

Income from continuing operations before income taxes	1,654	2,270	2,274	3,660

Income tax expense	45	14	44	105

Income from continuing operations	1,609	2,256	2,230	3,555

(Loss) income from discontinued operations
(including income on store closings of $182 for the thirty-nine weeks ended in 2006)	-	(11)	-	91

Net income	$1,609	$2,245	$2,230	$3,646

Basic income (loss) per common share:
Income from continuing operations	$0.20	$0.31	$0.28	$0.49
(Loss) income from discontinued operations	-	-	-	0.01
Net income	$0.20	$0.31	$0.28	$0.50

Diluted income (loss) per common share:
Income from continuing operations	$0.18	$0.26	$0.25	$0.45
(Loss) income from discontinued operations	-	-	-	0.01
Net income	$0.18	$0.26	$0.25	$0.46

Weighted average common shares outstanding	6,925,320	5,933,705	6,856,009	5,851,919

Common shares issuable on conversion of Series A
participating preferred stock	924,500	1,396,722	924,500	1,415,309

Total weighted average common shares outstanding basic	7,849,820	7,330,427	7,780,509	7,267,228

Effect of potential common share issuance:
Stock options	604,768	1,115,264	837,917	615,877
Warrants	73,384	82,543	83,352	63,693
Series B convertible preferred stock	-	62,216	-	56,379

Weighted average common share outstanding diluted	8,527,972	8,590,450	8,701,778	8,003,177

See Notes to Consolidated Financial Statements

3

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Thirty-nine weeks ended
	May 26,	May 27,
	2007	2006

Cash flows from operating activities:
Net income	$ 2,230	$ 3,646
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	690	617
Non cash compensation to consultant	16	16
Income from discontinued operations	-	(91)
Loss on disposal of property	10	7
Interest earned on annuity contract	(16)	(21)
Deferred rent	75	(46)
Changes in operating assets and liabilities, net of effects from discontinued operations:
Merchandise inventories, net	185	(711)
Prepaid expenses and other current assets	(267)	(281)
Accounts receivable	(290)	588
Due from Affiliated Company, net	23	226
Other assets	18	(51)
Accounts payable, trade	(2,025)	(2,139)
Customer deposits	1,521	929
Accrued expenses and other current liabilities	(492)	970
Net cash provided by operating activities of continuing operations	1,678	3,659

Cash flows from investing activities:
Capital expenditures	(1,319)	(781)
Restricted cash	790	(752)
Proceeds from redemption of annuity contract	951	107
Purchase of marketable securities	(3,150)	-
Net cash used in investing activities from continuing operations	(2,728)	(1,426)

Cash flows from financing activities:
Proceeds from exercise of stock options	527	538
Principal payments under capital lease obligations	(19)	(4)
Dividends on Series B convertible preferred stock	(48)	(50)
Costs incurred in connection with conversion of Series B convertible preferred stock	(4)	-
Net cash provided by financing activities from continuing operations	456	484

Net (decrease) increase in cash and cash equivalents from continuing operations	(594)	2,717

Net decrease in cash and cash equivalents from operating activities of discontinued operations	-	(85)

Cash and cash equivalents at beginning of period	7,641	7,177

Cash and cash equivalents at end of period	$ 7,047	$ 9,809

Supplemental disclosure of cash flow information:

Income taxes paid	$ 336	$ 27

Interest paid	$ 11	$ 4

Issuance of preferred stock in connection with derivative settlement	$ -	$ 131

Obligations under capital leases for equipment and leasehold improvements	$ 151	$ 147

See Notes to Consolidated Financial Statements.

4

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-Nine Weeks Ended May 26, 2007

(In thousands, except for share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1:          BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.   The operating results for the thirty-nine week period ended May 26, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2007.

The balance sheet as of August 26, 2006 has been derived from the audited consolidated financial statements as of such date and has been restated as described in Note 2.  Such balance sheet does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

NOTE 2:          RESTATEMENT

The accompanying August 26, 2006 consolidated balance sheet and the consolidated statement of cash flows for the year then ended have been restated to correct the classification of investments in auction rate securities which were acquired in July 2006 at a cost of $5,000 from cash equivalents to marketable securities which are classified as available-for-sale securities (see Note 3).

The following table sets forth a reconciliation of previously reported and restated amounts as of August 26, 2006 and for the year then ended:

	As Previously Reported	Adjustments	As Restated

Consolidated Balance Sheet
Current assets:
Cash and cash equivalents	$12,641	($5,000)	$7,641

Marketable securities	$ -	$5,000	$5,000

	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Cash Flows:

Net cash provided by operating activities of continuing operations	$ 6,278	-	$ 6,278

Net cash used in investing activities from continuing operations	(1,747)	($5,000)	(6,747)

Net cash provided by financing activities from continuing operations	1,026	-	1,026

Net increase in cash and cash equivalents from continuing operations	5,557	(5,000)	557

Net decrease in cash and cash equivalents from operating activities of discontinued operations	(93)	-	(93)

Cash and cash equivalents at beginning of year	7,177	-	7,177

Cash and cash equivalents at end of year	$12,641	($5,000)	$ 7,641

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-Nine Weeks Ended May 26, 2007

(In thousands, except for share amounts)

NOTE 3:          INVESTMENTS

The Company invests its excess cash in money market funds, debt instruments of U.S. municipalities and preferred stock. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents.  All highly liquid investments with stated maturities of greater than three months are classified as marketable securities.

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date.  The Company’s marketable securities have been classified and accounted for as available-for-sale.  As investments in marketable securities with maturity dates beyond 12 months, (such as the Company’s auction rate bonds), are viewed by the Company as available to support current operations, they are classified as current assets without regard for contractual maturities.  Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of related income taxes, in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until realized.  As of May 26, 2007 and August 26, 2006, unrealized gains and losses have not been significant.

Marketable securities consist of the following:

	May 26, 2007

August 26,  2006

Auction rate municipal bonds	$ 6,000	$ 5,000
Auction market preferred stock	2,150	-
Total	$ 8,150	$ 5,000

Auction rate debt securities have contractual maturities ranging from 12 to 39 years.  Such securities are long term variable rate bonds tied to short-term interest rates that reset every seven days.  The Company can participate in an auction on such reset dates and liquidate the securities to prospective buyers.

Auction market preferred stock represents shares in a close end mutual fund that can be liquidated at auction every 28 days.  The Company may also trade its shares in the secondary market, if any, between auction dates.  The dividend rate, set by the auction process, is generally expected to vary with short-term interest rates.

NOTE 4:          MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

	May 26, 2007	August 26, 2006
Showrooms	$ 6,234	$ 6,044
Warehouses	7,178	7,553
	$ 13,412	$ 13,597

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-Nine Weeks Ended May 26, 2007

(In thousands, except for share amounts)

Vendor discounts and allowances in respect of merchandise purchased by the Company are included as a reduction to the cost of inventory on hand and cost of sales upon sale of the merchandise.

NOTE 5:          GOODWILL

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

There was no occurrence of a trigger event during the thirty-nine week period ended May 26, 2007, and therefore, the Company did not test goodwill for impairment during such period.

NOTE 6:          ANNUITY CONTRACT

The Company is the owner and beneficiary of an annuity contract purchased as an investment in November 2003 for $1,065. The annuity contract is carried at contract value which is equivalent to the amount invested in the contract plus accumulated earnings, less redemptions and an insurance charge on the life of the annuitant who is an officer of the Company.  Withdrawals under the contract may be made at any time and are payable to the Company.  As of May 26, 2007, the annuity contract was liquidated and the proceeds were used to purchase auction rate municipal bonds, which are accounted for as marketable securities available-for-sale.

NOTE 7:          TRANSACTIONS WITH THE AFFILIATED COMPANY

The consolidated financial statements do not include the results of operations of 24 stores, licensed by the Company, 23 of which are owned and operated by a company (the ”Affiliated Company”), which is owned by the estate of a deceased stockholder of the Company who was also the brother-in-law of the Company’s Chairman of the Board and Chief Executive Officer. Twenty-one of the 23 stores are located in New York and are on a royalty-free basis.  The Company has no equity interest in the Affiliated Company.

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Affiliated Company:

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-Nine Weeks Ended May 26, 2007

(In thousands, except for share amounts)

	Increase (Decrease) to Related Line Item in the Consolidated Statement of Operations
	Thirteen weeks ended		Thirty-nine weeks ended
	May 26,	May 27,	May 26,	May 27,
	2007	2006	2007	2006
Net Sales:
Royalty income	$ 40	$ 38	$ 132	$ 124
Warehouse fees	554	420	1,359	1,208
Delivery charges	1,121	891	3,038	2,520
Total charged to the Affiliated Company	$ 1,715	$ 1,349	$ 4,529	$ 3,852

Revenue from Service Contracts:
Fabric protection fees charged by the Affiliated Company	$ (100)	$ (150)	$ (400)	$ (450)

Selling, General and Administrative Expenses:
Administrative fees paid by the Affiliated Company	$ (28)	$ (28)	$ (82)	$ (84)
Advertising reimbursement paid by the Affiliated Company	(377)	(377)	(1,131)	(1,131)
Royalty expense paid to the Affiliated Company	100	100	300	300
Net charged to the Affiliated Company	$ (305)	$ (305)	$ (913)	$ (915)

NOTE 8:          CREDIT FACILITY

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

The credit facility is collateralized by a security interest in all of the Company’s assets, excluding restricted cash.  Under the terms of the Credit Facility the Company is required to maintain a fixed charge coverage ratio, as defined, for a trailing four quarter period and a minimum cash balance in deposit accounts.  The Credit Facility also prohibits the Company from incurring certain additional indebtedness, liens, certain guarantees or distributions to common stockholders; limits certain investments, and certain advances or loans and restricts substantial asset sales and capital expenditures.

On October 27, 2006, the Company entered into the Second Amendment to the Credit Agreement and First Amendment to Security Agreement (the “Amendment to Credit Agreement and Security Agreement”) with Caye, pursuant to which such agreements were amended to permit the Company to open and operate several licensed Ashley Furniture HomeStores in New York.  As of May 26, 2007, the Company has satisfied all covenants of the Credit Facility as amended.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-Nine Weeks Ended May 26, 2007

(In thousands, except for share amounts)

On July 7, 2007, the Company entered into the Third Amendment to the Credit Agreement and Second Amendment to Security Agreement (the “Amendment to Credit Agreement and Security Agreement”) with Caye, pursuant to which such agreements were amended to (1) increase the Credit Facility from $11.5 million to $13.5 million and (2) reduce the amount required to be maintained in deposit accounts to no less than $1 million.

As of May 26, 2007 and August 26, 2006, the Company owed Caye approximately $11,445 and $12,335, respectively, no portion of which exceeded the 75 day payment terms.  Such amounts are included in accounts payable, trade on the accompanying consolidated balance sheets.

NOTE 9:          INCOME TAXES

A valuation allowance has been established to offset the deferred tax asset to the extent that the Company has not determined that it is more likely than not that the future tax benefits will be realized.  For the fiscal year ended August 26, 2006, the valuation allowance decreased by $1,393 due to the utilization of net operating loss carryforwards.

The tax provisions for the thirteen week and thirty-nine week periods ended May 26, 2007, consists of state income and federal alternative minimum taxes due to limitations with respect to the utilization of net operating loss carry forwards.  The Company’s effective tax rate differs from the federal statutory rate principally due to utilization of net operating loss carryforwards.

NOTE 10:         SERIES A CONVERTIBLE PREFERRED STOCK

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

NOTE 11:         SERIES B CONVERTIBLE PREFERRED STOCK

During March 2007, as a result of a discrepancy between a court settlement stipulation and the Company’s certificate of incorporation, and in order to avoid a dispute, the Company rescinded their call of the Series B convertible preferred stock.  However, so as not to unduly inconvenience preferred stockholders who wished to convert to common stock, the Company permitted holders of the preferred stock who wanted to convert to common stock to do so on the same terms by delivering their Series B convertible preferred stock certificates to their transfer agent by May 15, 2007.

Each one (1) share of issued and outstanding Series B convertible preferred stock was convertible, at the option of the holder, into a seven-tenth (7/10) of one share of the Company’s common stock.  In addition, holders of the Series B convertible preferred stock were entitled to receive, upon surrender of their stock certificates, $0.10 in cash for each pre-conversion share of the Company’s Series B convertible preferred stock held by such holder.  Fractional shares of the Company’s common stock were not issued as a result of the conversion.  Instead, holders of the Series B convertible preferred stock who otherwise would have been entitled to receive a fractional share received an amount in cash equal to $5.00 per post conversion share (calculated on a pro rata basis) for such fractional shares.  Dividends earned on the Company’s Series B convertible preferred stock tendered for conversion up until and including May 15, 2007 were paid.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-Nine Weeks Ended May 26, 2007

(In thousands, except for share amounts)

On May 15, 2007, certain holders of Series B convertible preferred stock elected to convert 40,891 shares into 28,523 shares of the Company’s common stock.  During May 2007, the Company paid $4 for each pre-conversion share of the Company’s Series B convertible preferred stock held by such holders and $1 for fractional shares of common stock.  In addition, accumulated unpaid dividends for the period October 30, 2005 through May 15, 2007 in the amount of $48 were paid to all holders of Series B convertible preferred stock.  All such amounts were charged to additional paid in capital.

NOTE 12:         STOCK OPTION PLANS

At the Company’s annual meeting of stockholders, which was held on February 6, 2007, the 2006 Equity Incentive Plan ( the “2006 Plan”) was adopted allowing the Company, under the direction of its Compensation and Option Committee, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards, including awards of restricted stock units, to employees, consultants and directors of the Company.  The 2006 Plan allows for the issuance of up to 600,000 shares of the Company’s common stock pursuant to awards granted under the 2006 Plan, 300,000 of which were previously authorized but will not be issued under the 2003 Stock Option Plan.  The adoption of the 2006 Plan terminates the 2003 Stock Option Plan and all outstanding options under the 2003 Stock Option Plan will remain in effect, but no additional option grants may be made.  The exercise price of a stock option may not be less than 100% of the fair market value of our common stock on the date of grant.  If an incentive stock option is granted to an individual who owns more than 10% of the combined voting power of all classes of our capital stock, the exercise price may not be less than 110% of the fair market value of our common stock on the date of grant and the term of the option may not be longer than five years.  The 2006 Plan also authorizes the grant of other types of stock-based compensation including, but not limited to stock appreciation rights, phantom stock awards, and stock units in which shares of the Company’s common stock are not issued until the performance or vesting period is satisfied.  The 2006 Plan expires on December 17, 2016.  There were no stock awards granted under the 2006 Plan during the year ended August 26, 2006 or during the thirty-nine week period ended May 26, 2007. Accordingly, there was no employee compensation expense related to stock options or other stock based awards during the periods ended May 26, 2007 and May 27, 2006.

NOTE 13:         DISCONTINUED OPERATIONS

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

During the thirteen-week period ended May 26, 2007, the Company did not close any stores.  During the thirteen week period ended February 24, 2007, the Company closed four stores in Illinois, in addition to a previous store closing in California during the thirteen week period ended November 25, 2006.  The operating results of the five stores were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas.  During fiscal 2006, the Company closed three stores, the operating results of which were reported as discontinued operations.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-Nine Weeks Ended May 26, 2007

(In thousands, except for share amounts)

Revenues from the closed stores reported as discontinued operations amounted to $70 and $345 in the thirteen and thirty-nine week periods ended May 27, 2006, respectively.  Income (loss) from discontinued operations amounted to ($11) and $91 in the thirteen-week and thirty-nine week periods ended May 27, 2006, respectively.  Income  related to store closings approximated $182 in the thirty-nine week period ended May 27, 2006.  Such amount includes income of approximately $200 attributable to the early termination of a lease for a store, which was closed in June 2005, resulting from the reversal of the remaining related liability for early termination costs.

NOTE 14:         SEGMENT INFORMATION

On October 27, 2006, the Company’s wholly-owned subsidiary, Hartsdale Convertibles, Inc. (“Hartsdale”), entered into the Ashley Homestores, Ltd. Trademark Usage Agreement (the “Trademark Usage Agreement”) with Ashley Homestores, Ltd. (“Ashley”), pursuant to which Hartsdale was granted a 5-year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories.  During the 5-year term of the agreement, Hartsdale will use its best efforts to solicit sales of Ashley products and accessories at the authorized location, and in consultation with Ashley, develop annual sales goals and marketing objectives reasonably designed to assure maximum sales and market penetration of the Ashley products and accessories in the licensed territory.  The Company has guaranteed the obligations of Hartsdale under the Trademark Usage Agreement.

On May 26, 2007, the Company opened its first Ashley Furniture HomeStore.  The Company has determined that it has two reportable segments organized by product line: Jennifer – sofabed specialty retail stores and Ashley – big box, full line home furniture retail stores.  The accounting policies of the segments are the same as those described in the Note 1 -Summary of Significant Accounting Policies included in the footnotes in the Company’s Annual Report on Form 10-K for the year ended August 26, 2006, as filed with the Securities Exchange Commission.

The following table presents revenue, operating income, capital expenditures and total assets data by operating segment for the thirteen and thirty-nine week periods ended May 26, 2007 and May 27, 2006:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 26,	May 27,	May 26,	May 27,
	2007	2006	2007	2006
Revenue:
Jennifer	$ 33,269	$ 35,496	$ 99,439	$ 104,170
Ashley	1	-	1	-
Consolidated revenue	$ 33,270	$ 35,496	$ 99,440	$ 104,170

Operating Income (Loss):
Jennifer	$ 1,794	$ 2,183	$ 2,183	$ 3,418
Ashley	(324)	-	(439)	-
Consolidated operating income	$ 1,470	$ 2,183	$ 1,744	$ 3,418

Capital Expenditures:
Jennifer	$ 217	$ 127	$ 514	$ 781
Ashley	369	-	805	-
Consolidated capital expenditures	$ 586	$ 127	$ 1,319	$ 781

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-Nine Weeks Ended May 26, 2007

(In thousands, except for share amounts)

	May 26,	August 26,
	2007	2006
Total Assets
Jennifer	$ 40,511	$ 40,007
Ashley	1,327	-
Consolidated total assets	$ 41,838	$ 40,007

NOTE 15:         CONTINGENCIES

The Company was subject to litigation, including a claim for $10 million for assault and battery, conversion of identity, defamation, consumer fraud, and infliction of emotional distress, and another claim for unspecified damages for sexual harassment, discrimination, retaliation, mental infliction of emotional stress, false imprisonment and collateral claims.  As of January 18, 2007, the claim for $10 million was settled for $15 and paid as of May 26, 2007.

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

Overview

We are the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofa beds and companion pieces such as loveseats, chairs and recliners.  We also have specialty retail stores that specialize in the sale of leather furniture.   In addition, we have stores that sell both fabric and leather furniture.  During the thirteen week period ended May 26, 2007, we opened a full line home furniture retail store that sells products and accessories of Ashley Homestores, Ltd.  We have determined that we have two reportable segments organized by product line: Jennifer – sofabed specialty retail stores and Ashley – big box, full line home furniture retail stores.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue contributed by each class:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 26,	May 27,	May 26,	May 27,
	2007	2006	2007	2006

Merchandise Sales – net and Home Delivery Income	88.06%	89.37%	88.86%	89.52%
Charges to the Affiliated Company	5.15%	3.80%	4.56%	3.70%
Net Sales	93.21%	93.17%	93.42%	93.22%

Revenue from Service Contracts	6.79%	6.83%	6.58%	6.78%

Total Revenue	100.00%	100.00%	100.00%	100.00%

Thirteen-Weeks Ended May 26, 2007 Compared to Thirteen Weeks Ended May 27, 2006

Revenue

Net sales from continuing operations were $31,012,000 and $33,071,000 for the thirteen-week periods ended May 26, 2007 and May 27, 2006, respectively.  Net sales from continuing operations decreased by 6.2%, or $2,059,000 for the thirteen-week period ended May 26, 2007 compared to the thirteen-week period ended May 27, 2006.  We have been negatively impacted this quarter on a comparative basis as a result of having more inventory in stock during the thirteen weeks ended May 27, 2006, which allowed us to deliver merchandise quicker than during the thirteen weeks ended May 26, 2007.  In addition, there has been a decline in overall demand within the furniture industry sector due to a poor housing market.

Revenue from service contracts from continuing operations decreased by 6.9% in the thirteen-week period ended May 26, 2007 to $2,258,000, from $2,425,000 for the thirteen-week period ended May 27, 2006.  The decrease was primarily attributable to fewer merchandise sales during the thirteen-week period ended May 26, 2007, compared to the same period ended May 27, 2006.

Same store sales (sales at those stores open for the entire current and prior comparable periods) decreased 8.2% for the thirteen weeks ended May 26, 2007 compared to the same period ended May 27, 2006.

Cost of Sales

Cost of sales, as a percentage of revenue for the thirteen-week period ended May 26, 2007, was 68.0% compared to 67.5% for the same period ended May 27, 2006.  Cost of sales from continuing operations decreased to $22,613,000 for the thirteen weeks ended May 26, 2007, from $23,944,000 for the thirteen weeks ended May 27, 2006.

Cost of sales is comprised of five categories: Cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

The increase in the percentage of cost of sales is due to warehouse expenses, and occupancy costs being spread over a decreased revenue base.

Cost of sales for the thirteen-week period ended May 26, 2007 included $184,000 of occupancy costs related to the start up of our Ashley operating segment.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $8,950,000 (26.9% as a percentage of revenue) and $9,146,000 (25.8% as a percentage of revenue) during the thirteen-week period ended May 26, 2007 and May 27, 2006, respectively.

Selling, general and administrative expenses are comprised of four categories:  Compensation, advertising, finance fees and other administrative costs.  Compensation is primarily comprised of compensation of executives, finance, customer service, information systems, merchandising, sales associates and sales management.  Advertising expenses are primarily comprised of newspaper/magazines, circulars, television and other soft costs.  Finance fees are comprised of fees paid to credit card and third party finance companies.  Administrative expenses are comprised of professional fees, utilities, insurance, supplies, permits and licenses, property taxes, repairs and maintenance, and other general administrative costs.

Compensation expense decreased $202,000 during the thirteen-week period ended May 26, 2007 compared to the same period ended May 27, 2006.  This decrease was primarily attributable to lower sales volume, which resulted in lower compensation expense to salespersons in the form of commissions and bonuses.

Advertising expense decreased $76,000 during the thirteen-week period ended May 26, 2007 compared to the same period ended May 27, 2006.

Finance fees decreased $25,000 during the thirteen-week period ended May 26, 2007 compared to the same period ended May 27, 2006.

Other administrative costs increased $107,000 during the thirteen-week period ended May 26, 2007 compared to the same period ended May 27, 2006.

Selling, general and administrative expenses for the thirteen-week period ended May 26, 2007 included $135,000 of compensation, advertising and other administrative costs related to the start up of our Ashley operating segment.

Income from Continuing Operations

The income from continuing operations was $1,609,000 and $2,256,000 for the thirteen-week period ended May 26, 2007 and May 27, 2006, respectively.

During the thirteen-week period ended May 26, 2007, we did not close any stores.

Thirty-Nine Weeks Ended May 26, 2007 Compared to Thirty-Nine Weeks Ended May 27, 2006

Revenue

Net sales from continuing operations were $92,897,000 and $97,105,000 for the thirty-nine week periods ended May 26, 2007 and May 27, 2006, respectively.  Net sales from continuing operations decreased by 4.3%, or $4,208,000, for the thirty-nine week period ended May 26, 2007 compared to the same period ended May 27, 2006.  The decrease in net sales is attributable to a decline in overall demand within the furniture industry sector due to a poor housing market.

Revenue from service contracts from continuing operations decreased by 7.4% during the thirty-nine week period ended May 26, 2007 to $6,543,000, from  $7,065,000 for the thirty-nine week period ended May 27, 2006. Such a decrease is primarily attributable to fewer merchandise sales during the thirty-nine week period ended May 26, 2007, compared to the same period ended May 27, 2006.

Same store sales (sales at those stores open for the entire current and prior comparable periods) decreased 5.6% for the thirty-nine weeks ended May 26, 2007, compared to the same period ended May 27, 2006.  Two stores relocated and one store expanded during the thirty-nine weeks ended May 26, 2007.  Total square footage leased increased by 7,600 square feet or 1.0%.

Cost of Sales

Cost of sales, as a percentage of revenue for the thirty-nine week period ended May 26, 2007, was 69.5% compared to 68.6% for the same period ended May 27, 2006.  Cost of sales from continuing operations decreased to $69,101,000 for the thirty-nine weeks ended May 26, 2007, from $71,412,000 for the thirty-nine weeks ended May 27, 2006.

Cost of sales is comprised of five categories: Cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

The increase in the percentage of cost of sales is due to warehouse expenses, and occupancy costs being spread over a decreased revenue base.

Cost of sales for the thirty-nine week period ended May 26, 2007 included $333,000 of occupancy costs  related to the start up of our Ashley operating segment.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $27,905,000 (28.1% as a percentage of revenue) and $28,723,000 (27.6% as a percentage of revenue) during the thirty-nine week period ended May 26, 2007 and May 27, 2006, respectively.

Selling, general and administrative expenses are comprised of four categories:  Compensation, advertising, finance fees and other administrative costs.  Compensation is primarily comprised of compensation of executives, finance, customer service, information systems, merchandising, sales associates and sales management.  Advertising expenses are primarily comprised of newspaper/magazines, circulars, television and other soft costs.  Finance fees are comprised of fees paid to credit card and third party finance companies.  Administrative expenses are comprised of professional fees, utilities, insurance, supplies, permits and licenses, property taxes, repairs and maintenance, and other general administrative costs.

Compensation expense decreased $539,000 during the thirty-nine week period ended May 26, 2007 compared to the same period ended May 27, 2006.  $646,000 of this decrease was primarily attributable to lower sales volume, which resulted in lower compensation expense to salespersons in the form of commissions and bonuses.

Advertising expense decreased $402,000 during the thirty-nine week period ended May 26, 2007 compared to the same period ended May 27, 2006.

Finance fees increased $46,000 during the thirty-nine week period ended May 26, 2007 compared to the same period ended May 27, 2006.

Other administrative costs increased $77,000 during the thirty-nine week period ended May 26, 2007 compared to the same period ended May 27, 2006.

Selling, general and administrative expenses for the thirty-nine week period ended May 26, 2007 included $101,000 of compensation, advertising and other administrative costs related to the start up of our Ashley operating segment.

Income from Continuing Operations

The income from continuing operations was $2,230,000 and $3,555,000 for the thirty-nine week period ended May 26, 2007 and May 27, 2006, respectively.

During the thirteen week period ended February 24, 2007, we closed four stores in Illinois, in addition to a previous store closing in California during the thirteen week period ended November 25, 2006.  The operating results of the five stores were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas.

During fiscal 2006, we closed three stores, of which the operating results were reported as discontinued operations.  Revenues from the closed stores reported as discontinued operations amounted to $70,000 and $345,000 in the thirteen and thirty-nine week periods ended May 27, 2006, respectively.  Income (loss) from discontinued operations amounted to ($11,000) and $91,000 in the thirteen-week and thirty-nine week periods ended May 27, 2006, respectively.  Income related to store closings approximated $182,000 in the thirty-nine week period ended May 27, 2006.

Liquidity and Capital Resources

As of May 26, 2007, we had an aggregate working capital of $5,718,000 compared to an aggregate working capital of $2,693,000 at August 26, 2006 and had available cash and cash equivalents of $7,047,000 at May 26, 2007 compared to $7,641,000 at August 26, 2006.  The decrease in cash and cash equivalents is a result of the purchase of marketable securities.

The weighted average interest rate on our short-term borrowings is 9.0%

Starting in 1995, we entered into agreements with a related affiliated company that permit us to offset our current monthly obligations to one another for an amount up to $1,000,000.  Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of 85 days, all obligations of the affiliated company and the unconsolidated licensees due as of May 26, 2007, were paid.

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

On July 7, 2007 we entered into the Third Amendment to the Credit Agreement and Second Amendment to Security Agreement (the “Amendment to Credit Agreement and Security Agreement”) with Caye, pursuant to which such agreements were amended to (1) increase our credit facility from $11.5 million to $13.5 million and (2) reduce the amount required by us to maintain in the Deposit Account to a balance no less at all times from $2 million to $1 million in the Restricted Deposit Account.

As of May 26, 2007, we owed Caye approximately $11,445,000, no portion of which exceeded the 75-day payment terms.

We opened one and closed five stores during the thirty-nine weeks ended May 26, 2007. We spent $1,319,000 for capital expenditures from continuing operations during such thirty-nine week period and we anticipate capital expenditures approximating $1,181,000 during the balance of fiscal 2007 to support the maintenance of existing facilities and new store locations in connection with the Trademark Usage Agreement with Ashley.  We do not anticipate needing outside financing for such expansion.

We anticipate generating positive operating cash flow for the year ending May 26, 2008.  In the opinion of management, cash on hand and cash flow from operations will be adequate to fund operations during the current fiscal year.

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

PART II

OTHER INFORMATION

Item 1.              Legal Proceedings.

                                    None.

Item 1A.           Risk Factors.

                                    There were no material changes in the risk factors discussed in the Company’s most recent Form 10-K.

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

                                    See Exhibit Index.

JENNIFER CONVERTIBLES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                            JENNIFER CONVERTIBLES, INC.

July 10, 2007                                                                                                                        By:       /s/Harley J. Greenfield

                                                                                                                                                            Harley J. Greenfield, Chairman of the Board

                                                                                                                                                              and Chief Executive Officer

July 10, 2007                                                                                                                        By:       /s/Rami Abada

                                                                                                                                                            Rami Abada, Chief Financial Officer

                                                                                                                                                              and Chief Operating Officer

EXHIBIT INDEX

EXHIBIT

NUMBER                                 DESCRIPTION

10.1                                          Third Amendment to Credit Agreement and Second Amendment to Security

                                                 Agreement by and among Jennifer Convertibles, Inc., Caye Home Furnishings,

                                                 LLC, Caye Upholstery, LLC and Caye International Furnishings, LLC dated July 7, 2007 *

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