Form 10-K
period 2007-08-25
JENNIFER CONVERTIBLES INC
filed 2007-11-21
CIK 806817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

OR

Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

for the Transition Period from ______ to ______

For the fiscal year ended	Commission File number 1-9681
August 25, 2007

JENNIFER CONVERTIBLES, INC.
(Exact name of registrant as specified in its charter)

Delaware		11-2824646
(State or other jurisdiction		(I.R.S. Employer
of incorporation or organization)		Identification No.)
419 Crossways Park Drive
Woodbury, New York 11797
(Address of principal executive office)

Registrant’s telephone number, including area code (516) 496-1900
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01		American Stock Exchange
(Title of class)		(Name of each exchange
on which registered)

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

Yes ☐           No ☒

     The aggregate market value of the common stock held by non-affiliates as of November 19, 2007 was $22,693,231.

     The number of shares outstanding of common stock, as of November 19, 2007 was 7,073,466.

     The Registrant’s proxy or information statement relating to its Annual Meeting of Stockholders to be held on February 5, 2008 is incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

     Unless otherwise set forth herein, when we use the term ‘we’ or any derivation thereof, we mean Jennifer Convertibles Inc., a Delaware corporation, and its direct or indirect subsidiaries.

Business Overview

     Jennifer Convertibles, Inc. was incorporated in 1986 and began operations with a single retail store in Paramus, New Jersey.

     Currently, we are the owner and licensor of the largest group of sofabed specialty retail stores and leather specialty retail stores in the United States, with stores located throughout the Eastern seaboard, in the Midwest, on the West Coast and in the Southwest. As of August 25, 2007, our stores included 168 Jennifer Convertibles® stores and 16 Jennifer Leather stores. Of these 184 stores, we owned 160 and licensed 24, including 23 owned and operated by a related private company, “the related company”, and one owned by other third parties operated by the related company. In addition, we opened a full line home furnishings store under a licensing agreement, as Ashley Furniture Homestore®.

     Our operations are classified into two operating segments organized by product line: Jennifer and Ashley. The Jennifer segment owns and licenses the sofabed specialty retail stores. The Ashley segment is a big box, full line home furniture retail store. These operating segments enable us to more effectively offer diverse home furnishings and accessories and expand our reach to a broader consumer base. For certain financial information regarding our operating segments, see Note 14 to the Consolidated Financial Statements included under Item 8 of this Annual Report and incorporated herein by reference.

Operating Segments

Jennifer

General

     Jennifer Convertibles® stores specialize in the retail sale of a complete line of sofabeds. The stores also sell companion pieces such as sofas, loveseats, chairs and ottomans. In most cases they are accessorized with tables, lamps and rugs, which we also sell. Jennifer Leather® stores specialize in the sale of leather livingroom furniture and offer the same compliment of companion pieces and accessories. Our products are manufactured by several manufacturers and range from med-high end to relatively inexpensive models. We are the largest dealer of Sealy® sofabeds as well as the largest dealer of Simmons® sofabeds. In order to generate sales, our licensees and we rely on aggressive pricing, the attractive image of our stores, extensive advertising and prompt delivery.

     We believe that the image presented by our stores is an important factor in our overall marketing strategy. Accordingly, stores are designed to display our merchandise in an attractive setting designed to show the merchandise, as it would appear in a customer’s home. All of our stores have a similar clearly defined style, are designed as showrooms for the merchandise and are carpeted, well lit and well maintained. Inventories for delivery are maintained in separate warehouses. We display a variety of sofabeds, sofas and companion pieces at each Jennifer Convertibles and Jennifer Leather retail location with tables and lamps. In contrast to certain of our competitors that primarily target particular segments of the market, we attempt to attract customers covering the broadest socio-economic range of the market and, accordingly, offer a complete line of sofabeds and sofas made by a number of manufacturers in a variety of styles at prices currently ranging from approximately $299 to $2,200.

     Although each style of sofabed, loveseat, sofa, chair and recliner is generally displayed at Jennifer Convertibles stores in one color and fabric, samples of the other available colors and fabrics or leathers are available on selected merchandise. Up to 2,000 different colors and fabrics are available for an additional charge. To maximize the use of our real estate and offer customers greater selection and value, we, as is common in the mattress industry, sell various sizes of sofabeds with various sizes of mattresses but display only one size of sofabed at our stores. We display leather furniture in a number of different grades of leathers as well as offer a selection in various high fashion blended leathers and constructions. We generate additional revenue by selling tables and offering related services, such as lifetime fabric protection.

     The related company, operates 24 Jennifer Convertibles stores, 23 of which it owns and one of which it licenses or manages. We do not own or collect any royalties from the 21 related company owned stores, which are located in New York. However, the related company operates these stores in substantially the same way as we operate our stores and we are currently managing certain aspects of such stores. Fred Love, who passed away in October 2004, co-founded the related company. Mr. Love was one of our principal stockholders and also the brother-in-law of Harley J. Greenfield, our Chairman of the Board, Chief Executive Officer, director and principal stockholder. Jane Love, Mr. Greenfield’s sister, is currently acting as the interim President of the related company. Jonathan Warner has been appointed as the trustee of Mr. Love’s estate. See “Agreements and Transactions with Related Company (Note 4)” and “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 5, 2008, which is hereby incorporated by reference.

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

Marketing

     We advertise in newspapers and on television in an attempt to capitalize on our marketplaces. Our approach to advertising requires us to establish a number of stores in each area in which we enter. This concentration of stores enables area-advertising expenses to be spread over a larger revenue base and to increase the prominence of the local advertising program.

     We create advertising campaigns for use by our stores, which also may be used by the related company stores. The related company bears a share of advertisement costs in New York. However, we also advertise independently of the related company outside of the New York metropolitan area. We are entitled to reimbursement from most of our licensees, which are responsible for their respective costs of advertising; however, the approach and format of such advertising is usually substantially the same for our licensees and us. We also have the right to approve the content of all licensees advertising. See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 5, 2008, which is hereby incorporated by reference.

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

     The locations currently leased by our licensees and us generally range in size from approximately 2,000 square feet to a little over 13,000 square feet. We anticipate that stores opened in the future will range from approximately 2,000 square feet to 4,000 square feet. Stores may be freestanding or part of a strip shopping center.

     In fiscal 2007, we closed eight stores and opened one new store. We plan to open additional stores when attractive opportunities present themselves and we will selectively close stores where economics so dictate. We do not anticipate opening any additional Jennifer Convertibles® or Jennifer Leather stores during fiscal 2008. We closed one store as of October 30, 2007 and anticipate closing five to ten additional stores during fiscal 2008.

Sources of Supply

     We currently purchase merchandise for our stores, and the stores of our licensees and the related company, from a variety of domestic manufacturers generally on 60 to 75 day terms. We also purchase from overseas manufacturers on similar terms. Our purchasing power combined with the purchasing power of our licensees and of the related company enables us to receive the right, in some instances, to exclusively market certain products, fabrics and styles. See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 5, 2008, which is hereby incorporated by reference.

     Our principal suppliers of sofabeds and sofas are Caye Upholstery LLC and Klaussner Furniture Industries, Inc. Caye manufactures furniture under the Simmons® brand name. Klaussner manufactures sofabeds under the Sealy® brand name. Both the Sealy and Simmons names are by far the most recognized mattress brands. We are the largest retailer of both Sealy® sofabeds and Simmons® sofabeds in the United States. Our leather furniture is purchased primarily from Caye, Klaussner, DeCoro and Ashley.

     In December 1997, Klaussner purchased $5,000,000 of our convertible preferred stock. During May 2006, Klaussner voluntarily converted 3,510 shares of Series A Preferred Stock into 500,000 shares of the Company’s common stock. The remaining 6,490 shares of Series A Preferred Stock are convertible into 924,500 shares of the Company’s common stock. In fiscal 2005, 2006, and 2007, Klaussner gave us certain vendor credits for repairs. See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 5, 2008, which is hereby incorporated by reference and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of these transactions, Klaussner’s $5,000,000 investment and other transactions with Klaussner.

     On July 11, 2005, we entered into a Credit Agreement and a Security Agreement with Caye. Under the amended Credit Agreement, Caye agrees to makes available to us a credit facility of up to $13.5 million, effectively extending Caye’s payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods.

Effective August 25, 2007 through September 22, 2007, Caye consented to temporarily increase the credit facility from $13.5 million to $14.8 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of these transactions.

Warehousing and Related Services

     Our warehousing and distribution facilities consist of warehouses in North Carolina, New Jersey and California. We also maintain satellite warehouses in California, Florida, Georgia, Massachusetts, Washington D.C, Michigan, Missouri, Illinois, Indiana and Ohio. These warehouse facilities service both our stores and related company’s stores.

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

Ashley

General

     On May 26, 2007, we opened our first Ashley Furniture HomeStore. The aim of the Ashley Furniture HomeStore, is to make beautiful home furnishings affordable. Our showroom features one of the most complete home furnishing lines available, including furniture and accessories for the living / family room, bedroom, dining room (both casual and formal), home theater and home office. The location also has an Ashley Sleep Center, which offers a complete line of Sealy mattresses at exceptional prices.

Operations

     Our store is open seven days per week. A manager, full-time salespersons, part-time salespersons and cashiers staff it.

     Selling only furniture that is made by Ashley Furniture Industries, (“Ashley Furniture”), the largest home furnishings manufacturer in the United States and the #1 selling brand in North America, we are able to deliver quality and value everyday. Due to the large quantity of furniture produced by Ashley Furniture, we do not take custom orders. However, we do have a wide variety of styles in our dynamic product line. The merchandise displayed at the store, in the colors and fabrics displayed, is not stocked at our warehouse facility, which is described below. Merchandise is ordered from Ashley Furniture at point of sale.

     We typically, except in the case of financed sales, require 100% of the purchase price when the sales order is written.

Marketing

     We advertise in newspapers and on television in an attempt to capitalize on our marketplace. In addition, we participate in a co-op advertising program with Ashley Furniture. In order to further understand our market, we carefully monitor our sales and obtain other information reflecting trends in the furniture industry and changes in customer preferences. We also review industry publications, attend trade shows and maintain close contact with our supplier to aid in identifying trends and changes in the industry.

     We can be located on the worldwide web at www.ashleyhomestores.com. The website is designed to showcase a wide variety of the Ashley Furniture dynamic product line, provides customers decorating tips, a room planner and the ability to apply for financing.

Leasing Strategy and Current Locations

     Obtaining attractive, high-traffic store locations is critical to the success of our store. Although a real estate broker typically screens sites and engages in preliminary lease negotiations, we are responsible for selection of each location. The leased locations are generally in close proximity to heavily populated areas, shopping malls, and other competing retail operations which are on or near major highways or major thoroughfares, are easily accessible by car or other forms of transportation and provide convenient parking.

     The current location is a freestanding, 40,000 square foot building and is located in Carle Place, New York. We plan to open at least one additional store in fiscal 2008.

Sources of Supply

     Under a Trademark Usage Agreement, more fully described below, Ashley Furniture is the exclusive supplier of product, except for accessories and mattresses. The Ashley Furniture team includes a full time design group that is dedicated to creating furniture styles that will complement any decorating style for any room. Ashley Furniture production teams then carefully build each piece, ensuring quality construction and workmanship, in one of six manufacturing facilities in the United States. The furniture is then carefully shipped to Ashley Furniture HomeStore locations using its own transportation fleet.

Licensing Arrangements

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

Warehousing and Related Services

     We contract with an independent trucking company that provides warehouse and distribution services. The warehouse is located in Syosset, New York.

Competition

     We believe that the principal areas of competition with respect to our business are store image, price, delivery time, selection and service. We further believe that we effectively compete on the basis of each of these factors, particularly in selection by providing our consumers with complete home furnishing lines, including furniture and accessories. In addition, because the Ashley Furniture Industries team controls all processes from design to delivery, we are able to reduce our costs and pass these savings on to our customers with exclusive Ashley Furniture HomeStore pricing and merchandise.

Trademarks

     The trademarks, Jennifer Convertibles®, Jennifer Leather®, Jennifer House®, With a Jennifer Sofabed, There’s Always a Place to Stay®, Jenni-Pedic®, Elegant Living®, Jennifer’s Worryfree Guarantee®, Jennifer Living Rooms®, Bellissimo Collection®, and Jennifer Sofas®, are registered with the U.S. Patent and Trademark Office and are now owned by us. The related company, as licensee, was granted a perpetual royalty-free license to use and sublicense these proprietary marks (other than the ones related to Jennifer Leather) in the State of New York, subject to certain exceptions, including six stores currently owned by us and operating in New York and 12 more which the related company agreed we may open on a royalty-free basis. Pursuant to the Settlement Agreement, we now have the right to open an unlimited number of stores in New York for a royalty of $400,000 per year, provided however, that on November 18, 2004, the Management Agreement and License pursuant to which we are required to make such royalty payments to the related company was amended such that the related company agreed to waive its rights to receive from us such annual royalty payment during the period commencing January 1, 2005 through April 30, 2005, the date on which court approval was granted. See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 5, 2008, which is hereby incorporated by reference.

Employees

     As of August 25, 2007, we employed 493 people, including five executive officers. We have 419 employees in our Jennifer segment, 23 employees in our Ashley segment and 51 corporate employees. We train personnel to meet our expansion needs by having our most effective managers and salespersons train others and evaluate their progress and potential for us. We believe that our employee relations are satisfactory. None of our employees are represented by a collective bargaining unit. We have never experienced a strike or other material labor dispute.

Available Information

     We make available, free of charge via our website, all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information filed with, or furnished to, the Securities and Exchange Commission (the “SEC” or the “Commission”), including amendments to such reports. This information is available at www.investors.jenniferfurniture.com as soon as reasonably practicable after it is electronically filed with, or furnished to, the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov.

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

     We incurred a net income (loss) of $3,971,000, $5,220,000 and ($3,870,000), in the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively. While we were profitable in the most recent fiscal year, the furniture business is cyclical and we have been impacted in the past and will continue to be affected by changes in such cycles, by losses from new stores, the overall economic and political climate, by changes in consumer preferences or demographics or unknown risks and uncertainties that may cause us to incur losses from operations.

Our company could suffer from potential conflicts of interest.

     Potential conflicts of interest exist since Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer, and Edward B. Seidner, our Executive Vice President, and a former director, are owed over $10 million by the related company, which owns, controls or licenses the related company stores. Accordingly, such persons derive substantial economic benefits from the related company. In addition, Fred Love, the co-founder of the related company, was Mr. Greenfield’s brother-in-law. Mr. Love passed away in October 2004 and Jane Love, Mr. Greenfield’s sister, is currently acting as the interim President of the related company. Circumstances may arise in which the interest of the related company stores, of the related company or of Mr. Greenfield and Mr. Seidner will conflict with our interests. There are also numerous relationships, and have been numerous transactions, between us and the related company, including an agreement under which we warehouse and purchase merchandise for the related company, manage its stores and provide it other services. See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 5, 2008, which is hereby incorporated by reference.

We heavily depend on two suppliers.

     We purchase a significant percentage of our merchandise from Klaussner, which also manufactures furniture under the Sealy® brand name. During the fiscal year ended August 25, 2007, we purchased approximately 14% of our merchandise from Klaussner and 72% of our merchandise from Caye. Since a large portion of our revenues have been derived from sales of Klaussner and Caye products, the loss of these suppliers could have a material adverse impact on us until alternative sources of supply are established. Our obligations to Caye are secured by substantially all of our assets. Klaussner is also a principal stockholder and creditor of ours. Klaussner’s and Caye’s position as significant creditors could potentially result in a temporary or permanent loss of our principal supply of merchandise, if, for example, Klaussner and Caye halted supply because we defaulted on or were late in making our payments to them. See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 5, 2008, which is hereby incorporated by reference.

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

     The retail specialty furniture business is highly competitive and includes competition from traditional furniture retailers and department stores as well as numerous discount furniture outlets. Our stores may face sharp price-cutting, as well as imitation and other forms of competition, and we cannot prevent or restrain others from utilizing a similar marketing format. Although we are the largest sofabed specialty retail dealer and specialty leather retailer in the United States, many of our competitors have considerably greater financial resources.

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

     Our ability to expand and support our business may depend upon our ability to obtain additional financing. We may have difficulty obtaining debt or equity financing. We are currently a party to an amended Credit Agreement and a Security Agreement with Caye (the “Caye Credit Facility”), pursuant to which Caye agreed to provide us with $13.5 million of debt financing.

     Effective August 25, 2007 through September 22, 2007, Caye consented to temporarily increase the credit facility from $13.5 million to $14.8 million. As of August 25, 2007, we owed Caye approximately $14,759,000. Most of our assets are pledged to Caye as security for the amounts we owe under the Caye Credit Facility. From time to time, our financial position has made it difficult for us to obtain third party consumer financing. Inability to secure such financing may adversely affect sales.

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

     As of November 16, 2007, Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer and principal stockholder, beneficially owns approximately 19.1% of our outstanding shares of common stock. Approximately 37.2% of the outstanding common stock is beneficially owned by all officers and directors as a group, including Messrs. Greenfield and Seidner. Since the holders of our common stock do not have cumulative voting rights, such officers’ and directors’ ownership of our common stock will likely enable them to exercise significant influence in matters such as the election of our directors and other matters submitted for stockholder approval. Also, the relationship of such persons to the related company could serve to perpetuate management’s control in light of the related company’s relationship to us.

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

The American Stock Exchange may delist our securities from quotation on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

     Although we expect to continue to meet the minimum listing standards of the American Stock Exchange, which only requires that we meet certain requirements relating to shareholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future. If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

  a limited availability of market quotations for our securities;
  a determination that our ordinary shares are a ‘‘penny stock’’ which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;
  a limited amount of news and analyst coverage for our company; and
  a decreased ability to issue additional securities or obtain additional financing in the future.

Item 1B. Unresolved Staff Comments.

     Not applicable.

Item 2. Properties.

     We maintain our executive offices in Woodbury, New York pursuant to a lease, which expires in the year 2018.

     As of August 25, 2007, we lease substantially all of our store and warehouse locations pursuant to leases, which expire between 2007 and 2017. During fiscal 2008, 31 leases will expire, although we, as lessee, have the option to renew 14 of those leases. We also have eight leases that are month-to-month. We anticipate remaining in most of these locations, subject, in the case of the leases that expire, to negotiating acceptable renewals with the landlords. The leases are usually for a base term of at least five years. For additional information concerning the leases, see Note 15 of “Notes to Consolidated Financial Statements.”

Item 3. Legal Proceedings.

     None.

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

	High	Low
Fiscal Year 2006:
1st Quarter	$4.10	$1.95
2nd Quarter	5.89	3.51
3rd Quarter	6.47	4.70
4th Quarter	7.00	5.01

	High	Low
Fiscal Year 2007:
1st Quarter	$7.44	$5.25
2nd Quarter	5.57	4.42
3rd Quarter	5.37	4.44
4th Quarter	5.25	4.14

     As of November 19, 2007, there were approximately 292 holders of record and approximately 1,000 beneficial owners of our common stock. On November 19, 2007, the closing sales price of our common stock as reported on the American Stock Exchange was $3.80.

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

Equity Compensation Plan Information

      The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of August 25, 2007.

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved
by security holders (1)	550,995	$3.13	600,000
Equity compensation plans not
approved by security holders (2)	1,838,730	$3.58	—
Totals	2,389,725	$3.47	600,000

____________________

(1)	Reflects aggregate options outstanding under our 1986, 1991 and 2003 Incentive and Non-Qualified Stock Option Plans and 2006 Equity Incentive Plan. Although the 1986 and 1991 plans have expired, there are issued and unexercised stock options that remain outstanding pursuant to those plans.

(2)	Reflects aggregate options outstanding outside our Incentive and Non-Qualified Stock Option Plans that were issued pursuant to individual stock option agreements.

On November 11, 2004, we issued options to purchase an aggregate of 233,333 shares of our common stock at an exercise price of $3.52 per share to one of our directors.

On February 9, 2005, we issued options to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $3.52 per share to certain of our directors.

Performance Graph

     The following graph compares the cumulative 5-year total return provided shareholders on Jennifer Convertibles, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index, and a customized peer group of six companies that includes: Bassett Furniture, Ethan Allen Interiors Corp., Furniture Brands International Inc, La-Z-Boy Chair Inc, Leggett & Platt Inc and Mohawk Industries. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on 8/31/2002 and its relative performance is tracked through 8/31/2007.

	8/02	8/03	8/04	8/05	8/06	8/07
Jennifer Convertibles, Inc.	100.00	99.27	70.73	55.61	148.78	106.59
NASDAQ Composite	100.00	136.85	141.42	164.86	170.90	203.00
Peer Group	100.00	116.05	120.56	119.17	110.59	111.98

     The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following table presents certain selected financial data for Jennifer Convertibles, Inc. and subsidiaries.

	(In thousands, except for share data)
Operations Data:	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	8/25/2007	8/26/2006	8/27/2005	8/28/2004	8/30/2003
			(a)	(a)	(a)
Revenue	$136,621	$139,754	$120,528	$126,950	$120,380
Cost of sales, including store occupancy,
warehousing, delivery and service costs	93,948	95,585	86,055	89,662	82,050
Selling, general and administrative expenses	38,288	38,304	37,203	38,847	40,096
Impairment of goodwill	—	—	146	—	—
Depreciation and amortization	933	839	893	1,451	1,641
Recovery of prior year receivables and other
amounts due from Related Company	—	—	(2,600)	—	—
	133,169	134,728	121,697	129,960	123,787
Operating (loss) income	3,452	5,026	(1,169)	(3,010)	(3,407)
Gain on sale of lease	—	—	—	220	—
Interest income	736	402	136	111	136
Interest expense	(14)	(26)	(2)	(3)	(11)
Income (loss) before income taxes	4,174	5,402	(1,035)	(2,682)	(3,282)
Income tax expense (benefit)	124	321	1,869	973	(566)
Income (loss) from continuing operations	4,050	5,081	(2,904)	(3,655)	(2,716)
Income (loss) from discontinued operations	(79)	139	(966)	(487)	(661)
Net income (loss)	$3,971	$5,220	$(3,870)	$(4,142)	$(3,377)

Basic income (loss) per share
Continuing operations	$0.52	$0.69	$(0.50)	$(0.64)	$(0.48)
Discontinued operations	(0.01)	0.02	(0.17)	(0.09)	(0.12)
Net income (loss)	$0.51	$0.71	$(0.67)	$(0.73)	$(0.60)
Diluted income (loss) per share
Continuing operations	$0.46	$0.61	$(0.50)	$(0.64)	$(0.48)
Discontinued operations	(0.01)	0.01	(0.17)	(0.09)	(0.12)
Net income (loss)	$0.45	$0.62	$(0.67)	$(0.73)	$(0.60)
Weighted average common shares outstanding	6,910,523	6,043,157	5,773,707	5,713,058	5,709,900
Weighted average common shares issuable
on conversion of outstanding Series A
participating preferred stock	924,500	1,292,269	—	—	—
Total weighted average common shares
outstanding basic	7,835,023	7,335,426	5,773,707	5,713,058	5,709,900
Effect of potential common shares issuances:
Stock options	847,359	886,152	—	—	—
Warrants	81,635	70,497	—	—	—
Series B convertible preferred stock	54,265	57,915	—	—	—
Weighted average common shares
outstanding diluted	8,818,282	8,349,990	5,773,707	5,713,058	5,709,900
Cash dividends and other distributions on
Series B convertible preferred stock	$53	$50	$—	$—	$88

Store Data:	8/25/2007	8/26/2006	8/27/2005	8/28/2004	8/30/2003
Company-owned specialty retail stores open at end
of period	160	167	170	141	138
Consolidated licensed specialty retail stores open at
end of period	—	—	—	48	48
Consolidated licensed full line retail store open at
the end of the period	1	—	—	—	—
Licensed stores not consolidated open at the end of
the period	1	1	1	3	3
Total stores open at end of period	162	168	171	192	189
Company-owned specialty retail stores at
beginning of year	167	170	141	138	120
Company-owned specialty retail stores opened
during the year	1	—	1	5	18
Company-owned specialty retail stores closed
during the year	(8)	(3)	(20)	(2)	—
Consolidated licensed specialty retail stores
acquired during the year	—	—	48	—	—
Company-owned stores at the end of the year:	160	167	170	141	138

Balance Sheet Data:	8/25/2007	8/26/2006	8/27/2005	8/28/2004	8/30/2003
Working capital (deficiency)	$7,359	$2,693	$(3,307)	$(1,036)	$3,625
Total assets	44,799	40,007	33,215	31,522	39,707
Long-term obligations	—	145	—	—	—
Total liabilities	34,774	34,448	34,063	28,708	32,863
Stockholders equity (Capital deficiency)	10,025	5,559	(848)	2,814	6,844
Stockholders equity (Capital deficiency) per
outstanding common share (b)	$0.92	$0.28	$(1.06)	$(0.43)	$0.27
____________________

(a)	Restated to include discontinued operations consisting of 2 stores closed during the year ended 8/25/07.

(b)	Computed by dividing stockholder’s equity, reduced for liquidation preferences of preferred stock, by outstanding common shares at the balance sheet date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

     We are the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofa beds and companion pieces such as loveseats, chairs and recliners. We also have specialty retail stores that specialize in the sale of leather furniture. In addition, we have stores that sell both fabric and leather furniture. On May 26, 2007, we opened a full line home furniture retail store that sells products and accessories of Ashley Homestores, Ltd. We have determined that we have two reportable segments organized by product line: Jennifer – sofabed specialty retail stores and Ashley – big box, full line home furniture retail store.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenue contributed by each class:

	August 25,	August 26,	August 27,
	2007	2006	2005
Merchandise Sales - net	78.7%	80.5%	82.5%
Home Delivery Income	10.3%	8.9%	7.6%
Charges to the Related Company	4.5%	3.8%	3.3%
Net Sales	93.5%	93.2%	93.4%
Revenue from Service Contracts	6.5%	6.8%	6.6%
Total Revenue	100.0%	100.0%	100.0%

Fiscal year ended August 25, 2007 compared to fiscal year ended August 26, 2006:

Revenue

     Net sales from continuing operations were $127,736,000 and $130,289,000 for the fiscal years ended August 25, 2007 and August 26, 2006, respectively. Net sales from continuing operations decreased by 2.0%, or $2,553,000 for the fiscal year ended August 25, 2007 compared to the fiscal year ended August 26, 2006. The decrease in net sales is attributable to a decline in overall demand within the furniture industry sector due to a poor housing market.

     Revenue from service contracts from continuing operations decreased by 6.1% for the fiscal year ended August 25, 2007 to $8,885,000, from $9,465,000 for the fiscal year ended August 26, 2006. The decrease was primarily attributable to fewer merchandise sales during the fiscal year ended August 25, 2007, compared to fiscal year ended August 26, 2006.

     Same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased by 4.7% for the fiscal year ended August 25, 2007 as compared to August 26, 2006. Total square footage leased increased approximately 0.7% as a result of two relocated stores. Also, we expanded our square footage in one of our existing stores during the fiscal year ended August 25, 2007.

Cost of Sales

     Cost of sales, as a percentage of revenue for the fiscal year ended August 25, 2007, was 68.8% compared to 68.4% for the same period ended August 26, 2006. Cost of sales from continuing operations decreased to $93,948,000 for the fiscal year ended August 25, 2007, from $95,585,000 for the fiscal year ended August 26, 2006.

     Cost of sales is comprised of five categories: Cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

     The increase in the percentage of cost of sales is due to warehouse expenses and occupancy costs being spread over a decreased revenue base.

     Cost of sales for the fiscal year ended August 25, 2007 included $573,000 of occupancy costs related to our Ashley operating segment.

Selling, general and administrative expenses

     Selling, general and administrative expenses from continuing operations were $38,288,000 (28.0% as a percentage of revenue) and $38,304,000 (27.4% as a percentage of revenue) during the fiscal year ended August 25, 2007 and August 26, 2006, respectively.

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

     Compensation expense decreased $207,000 during the fiscal year ended August 25, 2007 compared to the same period ended August 26, 2006. This decrease was primarily attributable to lower sales volume, which resulted in lower compensation expense to salespersons in the form of commissions and bonuses.

     Advertising expense decreased $213,000 during the fiscal year ended August 25, 2007 compared to the same period ended August 26, 2006.

     Finance fees increased $21,000 during the fiscal year ended August 25, 2007 compared to the same period ended August 26, 2006.

     Other administrative costs increased $381,000 during the fiscal year ended August 25, 2007 compared to the same period ended August 26, 2006.

     Selling, general and administrative expenses for the fiscal year ended August 25, 2007 included $885,000 of compensation, advertising and other administrative costs related to our Ashley operating segment.

Interest Income

     Interest income increased by $334,000 to $736,000 for the fiscal year ended August 25, 2007, as compared to $402,000 during the prior year. The increase is due principally to more cash available for investing purposes and higher market interest rates during the current fiscal year.

Income Tax Expense

     We reported income tax expense of $124,000 and $321,000 in 2007 and 2006, respectively. The expense for 2007 consists principally of current state income taxes since federal income taxes were substantially eliminated by utilization of net operating loss carryforwards.

Income from Continuing Operations

     The income from continuing operations was $4,050,000 and $5,081,000 for the fiscal year ended August 25, 2007 and August 26, 2006, respectively.

     The decline in continuing operations is primarily attributable to $679,000 loss related to our Ashley operating segment.

     During fiscal 2007, we closed eight stores of which two were reported as discontinued operations. During fiscal 2006, we closed three stores, of which all three were reported as discontinued operations. The operating results of these 5 stores were reported as discontinued operations for fiscal 2007 and 2006 together with 18 stores closed during fiscal 2005. (Loss) income from discontinued operations amounted to ($79,000) and $139,000 for the fiscal year ended August 25, 2007 and August 26, 2006, respectively.

Fiscal year ended August 26, 2006 compared to fiscal year ended August 27, 2005:

Revenue

     Net sales from continuing operations were $130,289,000 and $112,529,000 for the fiscal years ended August 26, 2006 and August 27, 2005, respectively. Net sales from continuing operations increased by 15.8%, or $17,760,000 for the fiscal year ended August 26, 2006 compared to the fiscal year ended August 27, 2005. Such increases are primarily attributable to the efficiency of a new supply chain and an increase in home delivery rates charged to customers.

     Revenue from service contracts from continuing operations increased by 18.3% for the fiscal year ended August 26, 2006 to $9,465,000, from $7,999,000 for the fiscal year ended August 27, 2005. The increase was primarily attributable to an increase in sales of fabric and leather protection during the fiscal year ended August 26, 2006, compared to fiscal year ended August 27, 2005.

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

     Cost of sales, as a percentage of revenue for the fiscal year ended August 26, 2006, was 68.4% compared to 71.4% for the same period ended August 27, 2005. Cost of sales from continuing operations increased to $95,585,000 for the fiscal year ended August 26, 2006, from $86,055,000 for the fiscal year ended August 27, 2005.

     Cost of sales is comprised of five categories: Cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

     The decrease in the percentage of cost of sales is due to warehouse expenses and occupancy costs being spread over an increased revenue base.

Selling, general and administrative expenses

     Selling, general and administrative expenses from continuing operations were $38,304,000 (27.4% as a percentage of revenue) and $37,203,000 (30.9% as a percentage of revenue) during the fiscal year ended August 26, 2006 and August 27, 2005, respectively.

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

     Compensation expense increased $1,592,000 during the fiscal year ended August 26, 2006 compared to the same period ended August 27, 2005. This increase was primarily attributable to higher sales volume, which resulted in higher compensation expense to salespersons in the form of commissions and bonuses.

     Advertising expense decreased $218,000 during the fiscal year ended August 26, 2006 compared to the same period ended August 27, 2005.

     Finance fees decreased $110,000 during the fiscal year ended August 26, 2006 compared to the same period ended August 27, 2005.

     Other administrative costs decreased $163,000 during the fiscal year ended August 26, 2006 compared to the same period ended August 27, 2005.

Interest Income

     Interest income increased by $266,000 to $402,000 for the fiscal year ended August 26, 2006, as compared to $136,000 during the prior year. The increase is due principally to more cash available for investing purposes and higher market interest rates during the current fiscal year.

Income Tax Expense

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

Income from Continuing Operations

     The income (loss) from continuing operations was $5,081,000 and ($2,904,000) for the fiscal years ended August 26, 2006 and August 27, 2005, respectively. The improvement in continuing operations is primarily attributable to the closing of unprofitable stores, reduced overhead and successful implementation of a new supply chain. In addition, during the fiscal year ended August 27, 2005, we collected $2,000,000 in principal on promissory notes executed by the private company, pursuant to the settlement agreements in connection with the derivative litigation, representing the recovery of prior year receivables due from the private company for which a valuation allowance had been provided. Also, during the fiscal year ended August 27, 2005, we increased the valuation allowance of the deferred tax asset by $1,777,000 resulting from a change in judgment about the realization of tax benefits in future years due to consecutive losses incurred by us, as well as longer than anticipated deflationary pressure in the furniture industry sector.

     During fiscal 2006, we closed three stores. During fiscal 2005, we closed 20 stores, of which 18 were reported as discontinued operations. The operating results of these 21 stores were reported as discontinued operations for fiscal 2006 and 2005. Income (loss) from discontinued operations amounted to $139,000 and ($966,000) for the fiscal year ended August 26, 2006 and August 27, 2005, respectively

Liquidity and Capital Resources

     As of August 25, 2007, we had an aggregate working capital of $7,359,000 compared to an aggregate working capital of $2,693,000 at August 26, 2006 and had available cash and cash equivalents of $8,375,000 at August 25, 2007 compared to $7,641,000 at August 26, 2006. In addition, we had $8,300,000 available in marketable securities at August 25, 2007 compared to $5,000,000 at August 26, 2006.

     The weighted average interest rate on our short-term borrowings is 9.0%

     Starting in 1995, we entered into agreements with a related company that permit us to offset our current monthly obligations to one another for an amount up to $1,000,000. Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of 85 days, all obligations of the related company and the unconsolidated licensees due as of August 25, 2007, were paid.

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

     On July 7, 2007 we entered into the Third Amendment to the Credit Agreement and Second Amendment to Security Agreement (the “Amendment to Credit Agreement and Security Agreement”) with Caye, pursuant to which such agreements were amended to (1) increase our credit facility from $11.5 million to $13.5 million and (2) reduce the amount required by us to maintain in the Deposit Account to a balance no less at all times from $2 million to $1 million in the Restricted Deposit Account. Effective August 25, 2007 through September 22, 2007, Caye consented to temporarily increase the credit facility from $13.5 million to $14.8 million.

     As of August 25, 2007, we owed Caye approximately $14,759,000, no portion of which exceeded the 75-day payment terms. During the period from September 23, 2007 through November 16, 2007, we did not exceed our credit limit of $13.5 million with Caye.

     The Settlement Agreements between us and the related company impact our liquidity, capital resources and operations in a number of ways as more fully discussed under “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 5, 2008, which is hereby incorporated by reference.

     The transactions with the related company, including our assumption of the warehousing responsibilities, improved our operating results by $759,000 in fiscal 2007, $667,000 in fiscal 2006 and by $2,160,000 in fiscal 2005 , compared to the results we would have achieved based on the same sales levels under the agreements effective prior to the Initial Operating Agreement. There is no assurance that the agreement will continue to improve our future operating results in the future.

Contractual Obligations and Commitments

     The following table sets forth our future contractual obligations in total, for each of the next five years and thereafter, as of August 25, 2007. Such obligations include the retail store and warehouse leases, the lease for the executive office, written employment contracts for two of our executive officers, and agreements to pay the related company royalties.

(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases for retail stores,
warehouses and executive office	$18,434	$14,690	$11,150	$8,511	$6,227	$12,424	$71,436
Capital leases for equipment	37	37	37	28	10	36	185
Royalty payments to the related
company (1)	400	400	400	400	400	5,067	7,067
Employment contracts	900	—	—	—	—	—	900
Fabric protection fees to the related
company	600		—		—	—	600
Total contractual obligations	$20,371	$15,127	$11,587	$8,939	$6,637	$17,527	$80,188
____________________

(1)	The obligation to make these payments terminates on the earliest of (i) the closing of the asset acquisition following an exercise by us of our option to purchase substantially all of the assets of the related company under the Option Agreement; (ii) April 30, 2025, unless the parties extend the License Term, in which case the date shall be December 31, 2049; (iii) the termination of Manager’s role as manager under the Agreement; or (iv) on such date as is determined by an arbitrator or a court. For purposes of calculating the amount we have assumed the license will run out on April 30, 2025

     For the fiscal years ended August 25, 2007 and August 26, 2006 we had $1,635,000 and $1,100,000 respectively, in capital expenditures from continuing operations. We currently anticipate capital expenditures of approximately $2,000,000 during fiscal 2008 to open second Ashley HomeStore and to refurbish existing facilities. We do not anticipate needing outside financing for such capital expenditures.

     We anticipate generating positive operating cash flow for the year ending August 30, 2008. In the opinion of management, cash on hand and cash flow from operations will be adequate to fund operations for the next twelve months.

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

Goodwill and Other Identified Intangible Assets

     We review goodwill for impairment annually during the fourth quarter of each year, and also between annual tests upon the occurrence of trigger events. The reviews are performed at the reporting unit level. Generally fair value represents discounted projected future cash flows. Impairment is indicated when the carrying value of a reporting unit including goodwill exceeds its fair value. Under such circumstances, the fair value of a reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit goodwill. Impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value.

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

     We record a valuation allowance to reduce our deferred tax assets to the amount that we believe it is more likely than not to be realized. While we have considered future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance, we are unable to conclude that it is more likely than not we would be able to realize our net deferred tax assets in the future. Should we determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Inflation

     There was no significant impact on our operations as a result of inflation during the three fiscal years ended August 27, 2005, August 26, 2006 and August 25, 2007.

Off-Balance Sheet Arrangements

     We have not entered into any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     We are not exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates.

     We have no borrowings and all purchases of imported goods are denominated in United States dollars.

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

Item 9B. Other Information.

     Not Applicable.

PART III

Item 10. Our Directors and Executive Officers and Corporate Governance.

     The information set forth under the caption “Management” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 5, 2008 is hereby incorporated by reference.

Item 11. Executive Compensation.

     The information set forth under the caption “Executive Compensation” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 5, 2008 is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 5, 2008 is hereby incorporated by reference. Please see “Item 5. Market for Registrant’s Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities” for the information required by Item 201(d) of Regulation S-K with respect to Equity Compensation Plan Information.

Item 13. Certain Relationships and Related Transactions and Director Independence.

     The information set forth under the captions “Certain Relationships and Related Transactions” and “The Board and Its Committees” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 5, 2008 is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

     The information set forth under the caption “Principal Accounting Fees and Services” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 5, 2008 is hereby incorporated by reference.

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

(3) Exhibits.

3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to our Registration Statement — File Nos. 33-22214 and 33-10800.

3.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended August 30, 1997.

3.3	Certificate of Designations, Preferences and Rights of Series B Preferred Stock, incorporated herein by reference to Exhibit 3.3 to our Annual Report on Form 10-K for the year ended August 29, 1998.

3.4	By-Laws, incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended August 26, 1995.

4.1	Form of Non-Qualified Stock Option Agreement with certain directors and officers of Jennifer Convertibles, Inc. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 1, 2003.

4.2	Form of Non-Qualified Stock Option Agreement with certain employees and consultants of Jennifer Convertibles, Inc. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 1, 2003.

10.1	Incentive and Non-Qualified Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to the Registration Statement.

10.2	Amended and Restated 1991 Incentive and Non-Qualified Stock Option Plan incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-2.

10.3	Warehousing Agreement, dated as of December 31, 1993, between Jennifer Convertibles, Inc. and Jennifer Warehousing, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ending February 26, 1994.

10.4	Purchasing Agreement, dated as of December 31, 1993, between Jennifer Convertibles, Inc. and Jara Enterprises, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ending February 26, 1994.

10.5	Advertising Agreement, dated as of December 31, 1993, between Jennifer Convertibles, Inc. and Jara Enterprises, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ending February 26, 1994.

10.6	Amendment No. 1 to Warehousing Agreement, dated as of May 28, 1994, amending the Warehousing Agreement referred to in 10.3 and the related Rebate Note, incorporated herein by reference to Exhibit 10.34 to our Annual Report on Form 10- K for the fiscal year ended August 27, 1994.

10.7	Amendment No. 1 to Purchasing Agreement, dated as of May 28, 1994, amending the Purchasing Agreement referred to in 10.4. incorporated herein by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended August 27, 1994.

(3) Exhibits.

10.8	License Agreement, dated as of October 28, 1993, among Jennifer Licensing Corp. and Jara Enterprises, Inc., incorporated herein by reference to Exhibit 2 to our Current Report on Form 8-K dated November 30, 1993.

10.9	Agreement, dated as of May 19, 1995, among Jennifer Convertibles, Inc., Jennifer Purchasing Corp., Jara Enterprises, Inc. and the licensees signatory thereto, incorporated herein by reference to Exhibit 10.38 to our Annual Report on Form 10- K for the fiscal year ended August 26, 1995.

10.10	Agreement, dated as of November 1, 1995, among Jennifer Convertibles, Inc., Jennifer Purchasing Corp., Jara Enterprises, Inc. and the licensees signatory thereto, incorporated herein by reference to Exhibit 10.39 to our Annual Report on Form 10- K for fiscal year ended August 26, 1995.

10.11	Form of Note, dated November 1994, made by Jara Enterprises, Inc. to Harley J. Greenfield and Edward B. Seidner, incorporated herein by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended August 26, 1995.

10.12	Form of Option, dated November 7, 1994 to purchase common stock from Fred Love, Jara Enterprises, Inc. and certain subsidiaries to Harley J. Greenfield and Fred Love, incorporated herein by reference to Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended August 26, 1995.

10.13	Form of Subordination Agreement, dated as of August 9, 1996, by Harley J. Greenfield and Edward B. Seidner, incorporated herein by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended August 26, 1995.

10.14	Credit and Security Agreement, dated as of March 1, 1996, among Klaussner Furniture Industries, Inc., Jennifer Convertibles, Inc. and the other signatories thereto, incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K dated March 18, 1996.

10.15	1997 Stock Option Plan, incorporated herein by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended August 31, 1997.

10.16	Stock Purchase Agreement, dated December 11, 1997, between Klaussner and Jennifer Convertibles, Inc., incorporated herein by reference to Exhibit 10.30 to our Annual Report on Form 10-K for fiscal year ended August 30, 1997.

10.17	Registration Rights Agreement, dated December 11, 1997, between Klaussner and Jennifer Convertibles, Inc., incorporated herein by reference to Exhibit 10.31 to our Annual Report on Form 10-K for fiscal year ended August 30, 1997.

10.18	Waiver and Modification Agreement, dated December 11, 1997, among Klaussner and related entities and Jennifer Purchasing Corp., Jennifer Convertibles, Inc., Jennifer Licensing Corp., and Jennifer L.P. III, incorporated herein by reference to Exhibit 10.32 to our Annual Report on Form 10-K for the fiscal year ended August 30, 1997.

10.19	L.P. and Option Purchase and Termination Agreement, dated as of August 20, 1999, among Jennifer Convertibles, Inc., Jennifer Chicago Ltd., an Illinois corporation and a wholly-owned subsidiary of Jennifer Convertibles, Inc., Jenco Partners, L.P., a limited partnership, which is the sole limited partner of Jennifer Chicago, L.P., a Delaware Limited partnership, JCI Consultant, L.P., a limited partnership which owned certain options to purchase capital stock of Jennifer Convertibles, Inc., Selig Zises, a principal of Jenco Partners, L.P. and JCI Consultant, L.P., Jay Zises, Jara Enterprises, Inc., Fred J. Love, and, Harley J. Greenfield and Edward B. Seidner, incorporated herein by reference to our Current Report on Form 8-K dated August 20, 1999 and filed September 3, 1999 reporting on an Item 5 event.

(3) Exhibits.

10.20	General Release, made as of August 20, 1999, by JCI Consultant, L.P., Jenco Partners L.P., Jay Zises and Selig Zises for the benefit of Jennifer Convertibles, Inc., Jennifer Chicago Ltd., Jara Enterprises, Inc., Harley J. Greenfield, Fred J. Love and Edward B. Seidner, incorporated herein by reference to our Current Report on Form 8-K dated August 20, 1999 and filed September 3, 1999 reporting on an Item 5 event.

10.21	General Release, made as of August 20, 1999, by Jennifer Convertibles, Inc., Jennifer Chicago Ltd., Jara Enterprises, Inc., Harley J. Greenfield, Fred J. Love an Edward B. Seidner for the benefit of JCI Consultant, L.P., Jenco Partners L.P., Jay Zises and Selig Zises, incorporated herein by reference to our Current Report on Form 8-K dated August 20, 1999 and filed September 3, 1999 reporting on an Item 5 event.

10.22	Note, dated as of September 1, 1999, in the principal amount of $447,000 to the order of Jenco Partners, L. P. from Jennifer Convertibles, Inc., incorporated herein by reference to our Current Report on Form 8-K dated August 20, 1999 and filed September 3, 1999 reporting on an Item 5 event.

10.23	Employment Agreement, dated as of August 15, 1999, between Harley J. Greenfield and Jennifer Convertibles, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.

10.24	Employment Agreement, dated as of August 15, 1999, between Rami Abada and Jennifer Convertibles, Inc., as amended, incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.

10.25	Agreement, dated as of September 1, 1999, between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.

10.26	Agreement, dated as of September 1, 1999 between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.

10.27	Loan Agreement dated as of December 8, 1999, between Jennifer Convertibles, Inc. and Klaussner Furniture Industries, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.

10.28	Stock Option Agreement dated as of December 8, 1999, between Harley J. Greenfield and Klaussner Furniture Industries, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.

10.29	Registration Rights Agreement, dated as of December 10, 1999, by Jennifer Convertibles, Inc. in favor of Harley J. Greenfield in connection with the Stock Option Agreement, dated as of December 8, 1999 incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 1999.

10.30	Interim Operating Agreement dated as of July 6, 2001 by and between Jennifer Convertibles, Inc., a Delaware corporation (“JCI”) and Jara Enterprises, Inc. (“Jara”) incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.31	Omnibus Agreement dated as of July 6, 2001 by and between JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.32	Clarkstown Term Note in the amount of $54,525 made as of May 26, 2001 by Jara in favor of JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.33	Rudzin-Bronx Term Note in the amount of $43,496 made as of May 26, 2001 by Jara in favor of JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

(3) Exhibits.

10.34	Elmhurst Term Note in the amount of $5,234 made as of May 26, 2001 by Jara in favor of JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.35	Warehousing Transition Agreement dated as of July 6, 2001 by and among JCI, Jennifer Warehousing, Inc., a New York corporation (“JWI”), Jennifer Convertibles, Inc., a New York corporation (“JCI-NY”) and Jennifer-CA Warehouse, Inc. (“JCA”) incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.36	Warehousing Agreement dated as of July 6, 2001 by and among JCI, Jennifer Warehousing, Inc., a Delaware corporation and a wholly owned subsidiary of JCI (“New Warehousing”) and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.37	Hardware Lease dated as of July 6, 2001 by and between JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.38	Software License Agreement dated as of July 6, 2001 by and among JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.39	Management Agreement and License dated as of July 6, 2001 by and among Jara, JCI, Jennifer Acquisition Corp. (“JAC”) and Fred Love (with respect to Sections 3.3 and 4.2 only) incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.40	Purchasing Agreement dated as of July 6, 2001 by and between JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.41	Option Agreement dated as of July 6, 2001 by and among Jara, Fred J. Love and JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.42	L.P. Purchase Agreement dated as of July 6, 2001 by and among JCI, Jennifer Management III, Ltd., Jennifer Management IV Corp. and Jennifer Management V Ltd., and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.43	Indemnification Agreement dated as of July 6, 2001 by and among JCI and, with respect to Sections 11, 12 and 14 only: JWI; JCI-NY; JCA; and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.44	Side Letter regarding Fairness Opinion dated as of July 6, 2001 by and between JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.45	Agreement dated as of July 6, 2001 by and between Harley J. Greenfield, Edward B. Seidner and JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.46	Audit Committee Charter incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2002.

10.47	Amendment No. 1 to Management Agreement and License by and among Jara Enterprises, Inc., Jennifer Convertibles, Inc., Fred Love and Jennifer Acquisition Corp. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2002.

10.48	Amendment No. 1 to Warehouse Agreement by and between Jara Enterprises, Inc. and Jennifer Convertibles, Inc. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2002.

(3) Exhibits.

10.49	Termination Agreement and Release, by and among Klaussner Furniture Industries, Inc., Jennifer Convertibles, Inc. and the other signatories thereto incorporated herein by reference to our Current Report on Form 8-K filed on May 13, 2003 reporting as an Item 5 event.

10.50	Amendment No. 2 to Warehousing Agreement, by and between Jara Enterprises, Inc. and Jennifer Convertibles, Inc. incorporated herein by reference to our Current Report on Form 8-K filed on May 13, 2003 reporting as an Item 5 event.

10.51	Amendment No. 2 to Management Agreement and License, by and between Jara Enterprises, Inc., Jennifer Convertibles, Inc., Fred Love and Jennifer Acquisition Corp., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003.

10.52	Termination Agreement by and between Jennifer Convertibles, Inc., Harley Greenfield and Edward Seidner, incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 30, 2003.

10.53	Jennifer Convertibles, Inc. 2003 Stock Option Plan, incorporated herein by reference to our Proxy Statement on Schedule 14A filed on August 11, 2003.

10.54	Purchase Administration Fee Agreement by and between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2004.

10.55	Customer Service Administration Fee Agreement by and between Jennifer Convertibles, Inc. and Jara Enterprises, Inc. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2004.

10.56	Amendment No. 3 to Management Agreement and License, by and between Jara Enterprises, Inc., Jennifer Convertibles, Inc. and Jennifer Acquisition Corp. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 2004.

10.57	Warrant dated as of March 30, 2005 incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

10.58	Executive Compensation Arrangements incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

10.59	Director Compensation Arrangements incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

10.60	Credit Agreement by and among Jennifer Convertibles, Inc., Caye Home Furnishings, LLC, Caye Upholstery, LLC and Caye International Furnishings, LLC incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 28, 2005.

10.61	Security Agreement by and among Jennifer Convertibles, Inc., Caye Home Furnishings, LLC, Caye Upholstery, LLC and Caye International Furnishings, LLC incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 28, 2005.

10.62	Amendment No.3 to Warehouse Agreement, by and among Jennifer Convertibles, Inc., Jennifer Warehousing, Inc., and Jara Enterprises, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 27, 2005.

10.63	First Amendment to Credit Agreement incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 25, 2006.

10.64	Amendment No. 4 to Management Agreement and License, by and between Jara Enterprises, Inc., Jennifer Convertibles, Inc. and Jennifer Acquisition Corp. incorporated herein by reference to our Current Report on Form 8-K filed on October 18, 2006 reporting as an Item 1.01 event.

(3) Exhibits.

10.65	Second Amendment to Credit Agreement and First Amendment to Security Agreement by and among Caye Home Furnishings, LLC, Caye Upholstery, LLC, Caye International Furnishings, LLC incorporated herein by reference to our Current Report on Form 8-K filed on November 2, 2006 reporting as an Item 1.01 event.

10.66	Ashley Homestores, Ltd. Trademark Usage Agreement by and between Hartsdale Convertibles, Inc. (a wholly owned subsidiary of Jennifer Convertibles, Inc.) and Ashley Homestores, Ltd. incorporated herein by reference to our Current Report on Form 8-K filed on November 2, 2006 reporting as an Item 1.01 event.

10.67	Third Amendment to Credit Agreement and Second Amendment to Security Agreement by and among Caye Home Furnishings, LLC, Caye Upholstery, LLC, Caye International Furnishings, LLC incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2007.

14	Corporate Code of Conduct and Ethics incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 2004.

21.1	Subsidiaries, incorporated herein by reference to Exhibit 22.1 to our Annual Report on Form 10-K for fiscal year ended August 27, 1994.

23.1	Consent of Eisner LLP. *

31.1	Certification of Chief Executive Officer.*

31.2	Certification of Chief Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350.*
____________________

* Filed herewith.

     (b) Exhibits.

     See (a) (3) above.

     (c) Financial Statement Schedules.

     See (a) (2) above.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Jennifer Convertibles, Inc.
Woodbury, New York

We have audited the accompanying consolidated balance sheets of Jennifer Convertibles, Inc. and subsidiaries as of August 25, 2007 and August 26, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended August 25, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jennifer Convertibles, Inc. and subsidiaries as of August 25, 2007 and August 26, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 25, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 3, the 2006 financial statements have been restated.

As described in Note 4, the Company has significant transactions with a related company.

/s/ Eisner LLP

New York, New York
November 16, 2007

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except for share data)

	August 25,	August 26, 2006
	2007	(Restated-Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$ 8,375	$ 7,641
Marketable securities	8,300	5,000
Restricted cash	1,076	864
Accounts receivable	855	906
Merchandise inventories, net	14,391	13,597
Due from Related Company	4,834	4,869
Prepaid expenses and other current assets	1,235	1,160
Total current assets	39,066	34,037
Store fixtures, equipment and leasehold improvements, at cost, net	3,377	2,682
Annuity contract	—	935
Goodwill	1,650	1,650
Other assets (primarily security deposits)	706	703
	$ 44,799	$ 40,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade (including $1,317 and $2,233 to a stockholder)	$ 19,718	$ 18,838
Customer deposits	6,543	7,036
Accrued expenses and other current liabilities	4,183	4,383
Due to Related Company	550	500
Deferred rent and allowances - current portion	713	587
Total current liabilities	31,707	31,344
Deferred rent and allowances, net of current portion	2,948	2,959
Obligations under capital leases, net of current portion	119	145
Total liabilities	34,774	34,448
Commitments and contingencies (Notes 15 and 16)
Stockholders’ Equity:
Preferred stock, par value $.01 per share Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490 shares at
August 25, 2007 and August 26, 2006
(liquidation preference $3,245)	—	—
Series B Convertible Preferred - issued and outstanding 47,989 shares at August 25, 2007 and 88,880 shares at August 26, 2006 (liquidation
preference $240 and $444, respectively)	1	1
Common stock, par value $.01 per share Authorized 12,000,000 shares;
issued and outstanding 7,073,466 shares at August 25, 2007 and
6,787,936 shares at August 26, 2006	70	68
Additional paid-in capital	29,605	29,112
Accumulated deficit	(19,651)	(23,622)
	10,025	5,559
	$ 44,799	$ 40,007

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except for share data)

	Year ended	Year ended	Year ended
	August 25,	August 26,	August 27,
	2007	2006	2005
	(52 weeks)	(52 weeks)	(52 weeks)
Revenue:
Net sales	$127,736	$130,289	$112,529
Revenue from service contracts	8,885	9,465	7,999
	136,621	139,754	120,528
Cost of sales, including store occupancy, warehousing,
delivery and service costs	93,948	95,585	86,055
Selling, general and administrative expenses	38,288	38,304	37,203
Impairment of goodwill	—	—	146
Depreciation and amortization	933	839	893
Recovery of prior year receivables and other amounts due
from Related Company	—	—	(2,600)
	133,169	134,728	121,697
Income (loss) from operations	3,452	5,026	(1,169)
Interest income	736	402	136
Interest expense	(14)	(26)	(2)
Income (loss) from continuing operations
before income taxes	4,174	5,402	(1,035)
Income tax expense	124	321	1,869
Income (loss) from continuing operations	4,050	5,081	(2,904)
Income (loss) from discontinued operations (including income
(loss) on store closings of $180 and ($420) for 2006 and
2005, respectively)	(79)	139	(966)
Net income (loss)	$3,971	$5,220	$(3,870)
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.52	$0.69	$(0.50)
Income (loss) from discontinued operations	(0.01)	0.02	(0.17)
Net income (loss)	$0.51	$0.71	$(0.67)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.46	$0.61	$(0.50)
Income (loss) from discontinued operations	(0.01)	0.01	(0.17)
Net income (loss)	$0.45	$0.62	$(0.67)
Weighted average common shares outstanding	6,910,523	6,043,157	5,773,707
Weighted average common shares issuable on conversion of
outstanding Series A participating preferred stock	924,500	1,292,269	—
Total weighted average common shares basic	7,835,023	7,335,426	5,773,707
Effect of potential common share issuance:
Stock options	847,359	886,152	—
Warrants	81,635	70,497	—
Series B convertible preferred stock	54,265	57,915	—
Weighted average common shares diluted	8,818,282	8,349,990	5,773,707

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share data)

	Preferred stock		Preferred stock				Additional
	Series A		Series B		Common stock		paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	capital	(deficit)	Totals
Balances at August 28, 2004	10,000	$—	57,381	$ 1	5,713,058	$57	$27,728	$(24,972)	$ 2,814
Exercise of stock options					80,000	1	159		160
Non cash compensation
to consultant							48		48
Net loss								(3,870)	(3,870)
Balances at August 27, 2005	10,000	—	57,381	1	5,793,058	58	27,935	(28,842)	(848)
Conversion of Series A
preferred stock	(3,510)				500,000	5	(5)		—
Issuance of Series B
preferred stock			31,499	—			131		131
Dividends paid on Series B
preferred stock							(50)		(50)
Exercise of stock options					494,878	5	1,080		1,085
Non cash compensation
to consultant							21		21
Net income								5,220	5,220
Balances at August 26, 2006	6,490	—	88,880	1	6,787,936	68	29,112	(23,622)	5,559
Conversion of Series B
preferred stock			(40,891)	—	28,523	—			—
Dividends paid on Series B
preferred stock							(48)		(48)
Other distributions in connection
with conversion of Series B
preferred stock							(5)		(5)
Exercise of stock options					257,007	2	525		527
Non cash compensation
to consultant							21		21
Net income								3,971	3,971
Balances at August 25, 2007	6,490	$—	47,989	$ 1	7,073,466	$70	$29,605	$(19,651)	$10,025

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

		Year Ended
	Year Ended	August 26, 2006	Year Ended
	August 25, 2007	(Restated-Note 3)	August 27, 2005
	(52 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income (loss)	$ 3,971	$ 5,220	$(3,870)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation and amortization	933	839	893
Impairment of goodwill	—	—	146
Non cash compensation to consultant	21	21	48
(Income) loss from discontinued operations	79	(139)	966
Loss on disposal of property	11	7	14
Interest earned on annuity contract	(16)	(29)	(31)
Deferred rent	119	(36)	95
Deferred tax expense	—	—	1,777
Recovery of prior year receivables and other amounts due from Related
Company	—	600	(600)
Changes in operating assets and liabilities
Merchandise inventories, net	(862)	(323)	99
Prepaid expenses and other current assets	(75)	(88)	123
Accounts receivable	48	178	(273)
Due from Related Company, net	86	(529)	(1,053)
Federal income tax refund receivable	—	—	314
Other assets, net	(6)	(121)	44
Accounts payable, trade	880	226	5,799
Customer deposits	(459)	(734)	418
Accrued expenses and other current liabilities	(200)	1,146	63
Net cash provided by operating activities of continuing operations	4,530	6,238	4,972
Cash flows from investing activities:
Capital expenditures	(1,635)	(1,100)	(528)
Proceeds from redemption of annuity contract	951	106	106
Purchase of marketable securities	(3,300)	(5,000)	—
Restricted cash	(213)	(753)	(1)
Net cash used in investing activities of continuing operations	(4,197)	(6,747)	(423)
Cash flows from financing activities:
Principal payments under capital lease obligations	(24)	(9)	—
Proceeds from exercise of stock options	527	1,085	160
Dividends on Series B preferred stock	(48)	(50)	—
Other distributions in connection with conversion of Series B preferred stock	(5)	—	—
Net cash provided by financing activities of continuing operations	450	1,026	160
Net increase in cash and cash equivalents from continuing operations	783	517	4,709
Net decrease in cash and cash equivalents from operating activities of
discontinued operations	(49)	(53)	(822)
Net decrease in cash and cash equivalents from investing activities of
discontinued operations	—	—	(4)
Cash and cash equivalents at beginning of year	7,641	7,177	3,294
Cash and cash equivalents at end of year	$ 8,375	$ 7,641	$ 7,177
Supplemental disclosure of cash flow information:
Income taxes paid	$ 374	$ 89	$ 196
Interest paid	$ 14	$ 26	$ 2
Issuance of preferred stock in connection with derivative litigation settlement	$ —	$ 131	$ —
Obligations under capital leases for equipment and leasehold improvements	$ —	$ 179	$ —

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(1) Business

     Jennifer Convertibles, Inc. and subsidiaries (the “Company”) owns and is the licensor of specialty retail stores that sell a complete line of sofa beds, as well as sofas and companion pieces, such as loveseats, chairs and recliners, and specialty retail stores that sell leather living room furniture. Such stores are in the United States and are located throughout the Eastern Seaboard, in the Midwest, on the West Coast and in the Southwest. As of August 25, 2007 and August 26, 2006, respectively, 160 and 167 Company-owned stores operated under the Jennifer Convertibles and Jennifer Leather names,. On May 26, 2007, the Company opened its first Ashley Furniture Homestore as further described in Note 14. The store, located in New York, sells home furnishings consisting of Ashley Homestores, Ltd. products and accessories.

     During fiscal 2007, the Company opened one store and closed eight stores of which the operating results of two have been reflected as discontinued operations in the accompanying financial statements. The operations of six stores together with two others closed during fiscal 2005 have not been reported as discontinued operations as the Company anticipates that such stores will continue to generate revenues from customers of stores located in the same territory as the closed stores. During fiscal 2006, the Company closed three stores, the operating results of which have been reflected as discontinued operations in the accompanying financial statements. During fiscal 2005, the Company closed 20 stores of which the operating results of 18 have been reflected as discontinued operations in the accompanying financial statements.

     Prior to April 30, 2005, the Company licensed stores to limited partnerships (“LPs”) of which a subsidiary of Jennifer Convertibles, Inc. was the general partner. Accordingly, the Company had control of the LPs and, as a result, consolidated the accounts of the LPs in its financial statements. Effective April 30, 2005, pursuant to a series of settlement agreements, the LPs became wholly owned by the Company and 48 stores owned by the LPs became Company owned stores. Effective May 31, 2005, the LPs were dissolved and their assets were transferred on a tax free basis to subsidiaries of the Company.

     The consolidated financial statements do not include the results of operations of 24 stores licensed by the Company, 23 of which are owned and operated by a company (the “Related Company”), which is owned by the estate of a deceased stockholder of the Company who also was the brother-in-law of the Company’s Chairman of the Board and Chief Executive Officer “(CEO)”. The sister of the Company’s CEO is currently acting as the interim president of the related company. Twenty-one of the 23 stores are located in New York and are on a royalty-free basis. Until November 1994, the Related Company was owned by three of the officers/ directors/principal stockholders of the Company. In November 1994, the Related Company redeemed the stock in the Related Company of two of the principal stockholders (Harley Greenfield and Edward Seidner) for notes in the amount of $10,273 which are due in 2023 and are collateralized by the assets of the Related Company and a pledge of the remaining stockholder’s stock in the Related Company to secure his personal guarantee of the notes. In connection with such transaction, Fred Love, the remaining principal stockholder, granted Messrs. Greenfield and Seidner options to purchase the 585,662 shares of the Company’s Common Stock owned by him and the Related Company for $15.00 per share. The Company has been advised that these options expired unexercised in November 2004.

     As more fully discussed in Note 4, the Company and the Related Company have had numerous transactions with each other. Due to the numerous related party transactions, the results of operations of the Company are not necessarily indicative of what they would be if all transactions were with independent parties.

(2) Summary of Significant Accounting Policies

Principles of consolidation:

     The consolidated financial statements include the accounts of Jennifer Convertibles, Inc. and its wholly owned subsidiaries (see Note 1). Intercompany balances and transactions have been eliminated in consolidation. The 2006 and 2005 results of operations and cash flows have been reclassified from amounts previously reported to reflect operations of stores closed in 2007 as discontinued operations.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(2) Summary of Significant Accounting Policies — (Continued)

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

Segment information:

     Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information”, requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 permits operating segments to be aggregated if they have similar economic characteristics, products, types of customers and methods of distribution. Accordingly, the Company’s specialty furniture stores (“Jennifer Stores”) are considered to be one reportable operating segment. In addition, commencing in fiscal 2007, the Ashley Store – a big box, full line home furniture retail store is another reportable segment.

Cash and cash equivalents:

     The Company considers all short-term, highly liquid instruments with a maturity of three months or less to be cash equivalents.

Marketable Securities:

     The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s marketable securities have been classified and accounted for as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of related income taxes, in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until realized. As of August 25, 2007 and August 26, 2006, unrealized gains and losses have been nominal.

Merchandise inventories:

     Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located as follows:

	August 25,	August 26,
	2007	2006
Showrooms	$ 6,130	$ 6,044
Warehouses	8,261	7,553
	$14,391	$13,597

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(2) Summary of Significant Accounting Policies — (Continued)

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

Annuity contract:

     The Company was the owner and beneficiary of an annuity contract purchased as an investment in November 2003 for $1,065. The annuity contract was carried at contract value which is equivalent to the amount invested in the contract plus accumulated earnings, less redemptions and an insurance charge on the life of the annuitant who is an officer of the Company. Withdrawals under the contract could have been made at any time and were payable to the Company. During fiscal 2007 the annuity contract was liquidated.

Goodwill:

     Goodwill consists of the excess of cost of the Company’s investments in certain subsidiaries over the fair value of net assets acquired. The Company reviews goodwill for impairment annually during the fourth quarter of each year, and also between annual tests upon the occurrence of trigger events. The reviews are performed at the reporting unit level. Generally fair value represents discounted projected future cash flows. Impairment is indicated when the carrying value of a reporting unit including goodwill exceeds its fair value. If impairment exists, the fair value of a reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. Impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value.

     As a result of the adverse change in the business climate during the thirteen-week period ended February 26, 2005, the Company tested goodwill for impairment. In the six-months ended February 26, 2005 certain stores in the Chicago area experienced a substantial decline in operating performance and did not meet projected 2005 results. Additionally, the Company had forecasted a further decline in the future operating performance for these stores. The Company recorded a charge of $146 related to the impairment of goodwill for these stores in the twelve months ended August 27, 2005 due to this evaluation.

     During the fiscal years ended in 2007, 2006 and 2005, the Company performed the required annual impairment tests and has determined that there was no impairment of the Company’s goodwill other than as described above.

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(2) Summary of Significant Accounting Policies — (Continued)

Deferred rent and allowances:

     Pursuant to certain of the Company’s leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and work allowances granted by the landlord. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases reduced by work allowances granted, on a straight-line basis, over the respective lease term. Accordingly, the Company has recorded deferred rent and allowances of $3,661 and $3,546 at August 25, 2007 and August 26, 2006, respectively.

Revenue recognition:

     Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Sales are made on either a non-financed or financed basis (see Note 6). For the Jennifer stores, a minimum deposit of 50% is typically required upon placing a non-financed sales order with the balance payable upon delivery. For non-financed sales, the Ashley store typically requires payment of 100% of the purchase price when the sales order is written.

     A subsidiary of the Related Company and an independent outside company assume all performance obligations and risks of any loss under the lifetime protection plans for the Jennifer and Ashley stores, respectively, and accordingly, the Company recognizes revenue from the sale of service contracts related to the plans at the time of sale to the customer.

     The Company is entitled to royalty income from two stores owned by the Related Company and one store owned by an unconsolidated licensee that is managed by the Related Company. Royalty income from the three stores amounted to $177, $168 and $122 for the years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively. Such amounts are included in net sales in the consolidated statements of operations.

     Warehousing and management fee income from the Related Company is recognized when earned.

Advertising:

     The Company advertises in newspapers and on television. Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising expense from continuing operations for the years ended August 25, 2007, August 26, 2006 and August 27, 2005 aggregated $12,980, $13,193, and $13,422, respectively, net of amounts charged to the Related Company and unconsolidated licensees (see Note 4).

Selling, general and administrative expenses:

     Included in selling, general and administrative expenses in the consolidated statement of operations are the following: compensation expense, advertising expense, professional fees, board of director fees, utilities, insurance premiums, claims and deductibles, travel and entertainment, showroom and store supplies, repairs and maintenance, finance fees, and transactions with the Related Company as more fully described in Note 4.

Shipping and handling costs:

     Shipping and handling costs are included in cost of sales. Delivery fees paid by customers are included in revenue.

Pre-opening costs:

     Costs incurred in connection with the opening of stores are expensed as incurred.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(2) Summary of Significant Accounting Policies — (Continued)

Warranties:

     Estimated warranty costs are expensed in the same period that sales are recognized.

Concentration of risks:

     The receivable from the Related Company as of August 25, 2007 and August 26, 2006, represents current charges aggregating $4,834 and $4,869 respectively, principally for merchandise transfers, warehousing services and advertising costs, which are payable within 85 days of the end of the month in which the transactions originate. Such amounts have been fully paid subsequent to the balance sheet dates.

     The Company purchased inventory from two suppliers under normal or extended trade terms amounting to 14% and 72% of inventory purchases during fiscal 2007, 22% and 62% of inventory purchases during fiscal 2006. Inventory was purchased from three suppliers amounting to 30%, 49% and 11% of inventory purchases during fiscal 2005.

     The Company utilizes many local banks as depositories for cash receipts received at its showrooms. Such funds are transferred daily to a concentration account maintained at one commercial bank. As of August 25, 2007 and August 26, 2006, amounts on deposit with three banks totaled 95% and four banks totaled 99%, of total cash and cash equivalents, respectively.

Stock options:

     In December 2004, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which replaces SFAS 123 and supersedes APB Opinion No. 25. Under the provisions of SFAS 123(R), companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly has been adopted by the Company in fiscal 2006. SFAS 123 (R) requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date. On March 9, 2005, the Board of Directors opted to accelerate the vesting of outstanding stock options, all of which were out of the money, in order to avoid the recognition of compensation expense under SFAS 123 (R) with respect to these options. There were no stock options granted during fiscal 2007 and 2006 and accordingly, there was no effect on 2007 and 2006 operations from the adoption of SFAS 123 (R).

     During fiscal 2005 and prior, the Company accounted for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which was released in December 2002 as an amendment of SFAS No. 123. No stock-based employee compensation cost is reflected in net loss in fiscal 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(2) Summary of Significant Accounting Policies — (Continued)

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

August 27,
2005
Net loss, as reported	$(3,870)
Deduct: total stock-based employee compensation expense determined under the fair
value based method, net of related tax effects	(a) 891
Pro forma net loss	$(4,761)
Basic and diluted net loss per share:
As reported	$(0.67)
Pro forma	$(0.83)
____________________

(a)	Includes $594 ($.10 per share) from acceleration of vesting of outstanding options.

     The weighted average grant date fair value of the 383,333 options granted during fiscal 2005 was $0.62 using the Black-Scholes option-pricing model with the following weighted average assumptions:

2005
Risk-free interest rate	3.61%
Expected life of options	5 years
Expected stock price volatility	36.1%
Expected dividend yield	0%

Per share data:

     Basic net income per common share for fiscal 2007 and 2006 is computed by dividing net income reduced by cumulative preferred stock dividends and other distributions on the Series B preferred stock of $32 and $29, respectively, by the weighted average number of shares of common stock outstanding during the year plus weighted average common shares issuable upon conversion of the Series A participating preferred stock. Diluted net income per common share for fiscal 2007 and 2006 is computed similar to basic net income per common share except that it reflects the potential dilution that could occur if dilutive options and warrants were exercised, using the treasury stock method, and assumes that the Series B preferred stock was converted into common stock upon issuance. Basic net loss per common share for fiscal 2005 is computed by dividing the net loss increased by cumulative preferred stock dividends on the Series B preferred stock of $20 by the weighted average number of shares of common stock outstanding during the year. Potentially dilutive shares, of 4,768,277 in fiscal 2005, related to the conversion of Series A and Series B preferred stock and the exercise of stock options and warrants, were excluded from the diluted loss per share calculation, because their effects would have been anti-dilutive.

Fair value of financial instruments:

     The carrying amount of the investment in marketable securities and an annuity contract approximates fair value. The carrying amount of accounts receivable, accounts payable and customer deposits approximates fair value due to their short-term nature.

Recently issued accounting standards:

     In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(2) Summary of Significant Accounting Policies — (Continued)

return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. We will adopt the provisions of this statement on August 26, 2007. Any cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of accumulated deficit on August 26,2007. Management is assessing the potential impact of FIN 48 on the Company’s financial statements.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management does not anticipate that the adoption of this statement will have a material effect on the Company’s financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows the Company to choose to measure selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management does not anticipate that the adoption of this statement will have a material effect on the Company’s financial statements.

(3) Restatement

     The accompanying August 26, 2006 consolidated balance sheet and the consolidated statement of cash flows for the year then ended have been restated from amounts previously reported to correct the classification of investments in auction rate securities which were acquired in July 2006 at a cost of $5,000 from cash equivalents to marketable securities which are classified as available-for-sale securities (see Note 5).

     The following table sets forth a reconciliation of previously reported and restated amounts as of August 26, 2006 and for the year then ended:

	As
	Previously
	Reported	Adjustments		As Restated
Consolidated Balance Sheet
Current assets:
Cash and cash equivalents	$12,641	$(5,000)		$7,641
Marketable securities	$—	$5,000		$5,000
Consolidated Statement of Cash Flows:
Net cash used in investing activities from continuing
operations	$(1,747)	$(5,000)		$(6,747)
Net increase in cash and cash equivalents from
continuing operations	$5,557	$(5,040	)(a)	$517
Cash and cash equivalents at end of year	$12,641	$(5,000)		$7,641
____________________

(a)	Includes $40 reclassified to discontinued operations for stores closed on fiscal 2007.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(4) Agreements and Transactions With Related Company

Settlement agreements:

     On February 4, 2005, the United States District Court for the Eastern District of New York issued an Order and Final Judgment approving the settlement of certain previously disclosed derivative litigation actions commenced against the Company and a number of its affiliates and other related parties in December 1994. In connection with the settlement, the court approved a series of agreements (the “Settlement Agreements”) that the Company entered into with the Related Company on July 6, 2001, which were designed to settle the derivative actions amongst the Related Company, certain of the Company’s current and former officers and directors, former accounting firms and itself. The Company had been operating under an Interim Operating Agreement designed to implement certain provisions of the Settlement Agreements. Effectiveness of the Settlement Agreements was subject to certain conditions, including the court’s approval. The Company took the additional steps necessary to consummate the settlement and thereby effectuated the Settlement Agreements on April 30, 2005.

     The material terms of the Settlement Agreements are as follows:

     Pursuant to a Warehouse Transition Agreement, the Related Company has transferred the assets related to the warehouse system formerly operated by the Related Company to the Company and the Company became responsible for the leases and other costs of operating the warehouses. Pursuant to computer hardware and software agreements, the Company also assumed control of, and responsibility for, the computer system used in the operations of the warehouse systems and stores while permitting the Related Company access to necessary services.

     Pursuant to a Warehousing Agreement, the Company became obligated to provide warehouse services to the Related Company of substantially the type and quality the Related Company provided to the Company. During each of the first five years of the agreement through April 30, 2010, the Company will receive a warehousing fee of 2.5% on the net sales price of goods sold by the Related Company up to $27,640 of net delivered sales and 5% on net delivered sales over $27,640. After April 30, 2010, the Company will receive a warehousing fee of 7.5% of all net delivered sales by the Related Company. In addition, during the full term of the agreement, the Company will receive a fee based on fabric protection sold and warranty services performed by the Related Company at the rate the Company was being charged, subject to increase for documented cost increases. For the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively, charges (included in net sales) to the Related Company for warehousing fees amounted to $933, $780 and $673, based on net delivered sales and $829, $853 and $745, based on sales of fabric protection and warranty services.

     Pursuant to a Purchasing Agreement, the Company continues to purchase merchandise for the Company and the Related Company on substantially the same terms as previously, except that the Related Company has 85 days to pay amounts due.

     The Company also received, for no cost, the limited partnership interests in the former LPs, (now wholly owned subsidiaries), currently operating 43 stores. As described in Note 1, the operations of these stores are included in the consolidated financial statements.

     The Company has previously granted the Related Company a perpetual, royalty-free license to use and to sublicense and franchise the use of trademarks in the State of New York. The license is exclusive in such territory, subject to certain exceptions. Under a Management Agreement and License, the Company is responsible for managing the sales of the Related Company’s stores so that the stores will be substantially the same as the Company’s own stores, provided the Related Company is not obligated to spend more than $25 per store or $100 in any 12-month period on maintenance and improvements to its stores. If during any annual period commencing on August 31, 2003, the Related Company’s net delivered sales exceed $27,640 but do not surpass $29,640, then the Related Company will pay to the Company an amount equal to ten

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(4) Agreements and Transactions With Related Company — (Continued)

percent (10%) of such excess and if the Related Company’s net delivered sales exceed $29,640, the Related Company must pay to the Company 48% of any excess over $29,640. During the fiscal years ended August 26, 2006 and August 27, 2005 no such management fees were earned. On October 13, 2006, the Management Agreement and License was amended to eliminate any future or prior management fees that may be due from the Related Company. The Company also has the right to open an unlimited number of stores in New York in exchange for a royalty to the Related Company of $400 per year, which will also cover the stores previously opened in New York, provided however, that on November 18, 2004, the Management Agreement and License pursuant to which the Company is required to make such royalty payments to the Related Company was amended such that the Related Company has agreed to waive its rights to receive from the Company such annual royalty payment during the period commencing January 1, 2005 through April 30, 2005, the date on which court approval of settlement agreements became effective. The Company paid the Related Company a royalty of $400, $400 and $267 for the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively.

     Because the Company may negatively impact the Related Company’s sales by opening additional stores within the State of New York and because the Company is managing the Related Company’s stores, the Company has agreed to pay the Related Company 10% of the amount by which their net delivered sales for any 12-month period commencing August 31, 2003 are below $27,640, provided that if such net delivered sales fall below $26,000, the Company will pay the Related Company 15% of such shortfall amount. However, such amounts together with amounts the Company may pay for advertising if the Related Company’s net delivered sales drop below $27,640 as described below, shall not, in the aggregate exceed $2,700 in any 12-month period. As Related Company sales did not meet the threshold amount, the Company paid $78 to the Related Company for the 12-month period ended August 27, 2005. On November 18, 2004, the Management Agreement and License pursuant to which the Company is required to make such payments to the Related Company was amended such that the Related Company has agreed to waive its rights to receive the payments described above during the period commencing January 1, 2005 through August 31, 2007. This waiver also covers any payments during such period in the event that the settlement agreements are approved by the court and become effective during such period. On October 13, 2006, the Management Agreement and License was further amended to eliminate any future or prior shortfall payments that may be due to the Related Company.

     The Related Company has the right to close stores and, if it does, the Company has the right to purchase them for the cost of the related inventory (estimated at approximately $50 on average) and, subject to obtaining any necessary landlord’s consent, continue the operations of the stores for the Company’s own account.

     The Related Company is to contribute $126 per month to advertising, provided that such amount is to be reduced by the lesser of $80 or 1% of the Company’s sales in New York (other than sales of leather furniture and sales from six stores in New York which the Company has owned for many years). In addition, subject to certain exceptions, if the Related Company’s sales are less than $27,640 in any 12-month period commencing August 31, 2003, the Company will pay the Related Company (or reduce the advertising payment the Related Company owes the Company by) an amount equal to 50% of the amount by which its sales are below such amounts provided that such amount plus any payments of the 10-15% with respect to sales shortfalls as described above, will not exceed $2,700 (in any 12-month period) in the aggregate. For the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, contributions from the Related Company for advertising under the Settlement Agreements, which reduced selling, general and administrative expenses from continuing operations, amounted to $1,509, $1,509 and $1,498, respectively. In addition, as the Related Company’s sales did not meet the threshold amount during the fiscal year ended August 27, 2005, and after giving effect to the amendment described below, the Company was required to

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(4) Agreements and Transactions With Related Company — (Continued)

pay $389 to the Related Company which was charged to selling, general and administrative expenses from continuing operations for the fiscal year ended August 27, 2005. On November 18, 2004, the Management Agreement and License pursuant to which the Company is required to make such payments to the Related Company was amended such that the Related Company has agreed to waive its rights to receive the payments described above during the period commencing January 1, 2005 through August 31, 2007. This waiver also covers any payments during such period in the event that the settlement agreements are approved by the court and become effective during such period. On October 13, 2006, the Management Agreement and License was further amended to eliminate any future or prior shortfall payments that may be due to the Related Company.

     The Management Agreement and License expires in 2049 and may be terminated by an arbitrator for material breach. The Management Agreement also terminates upon purchase by the Company of the Related Company’s stores pursuant to the Option Agreement described below. If terminated for a reason other than a purchase, the Company would be unable to sell furniture other than leather furniture in New York, except in certain counties and, accordingly, would have to either sell the Company’s Jennifer Convertibles stores to the Related Company, close them or convert them to Jennifer Leather stores. In addition, in case of such termination, the Company would have to make up certain shortfalls, if any, in the Related Company sales in cash or by delivery of stores in New York meeting certain sales volume requirements.

     In settlement of certain disputes as to amounts aggregating $4,722 due from the Related Company, all of which have been fully reserved, the Related Company executed three notes to the Company in the aggregate principal amount of $2,600, including a note in the principal amount of $200 due over three years and bearing interest at 6% per annum, a note in the principal amount of $1,400 due over five years and bearing interest at 6% per annum, and a note in the principal amount of $1,000 due over five years without interest. The $200 note relates to reimbursement of certain legal fees and administrative costs incurred in connection with the Settlement Agreements for which the Company had previously recorded no receivable. The Related Company prepaid the notes and as of August 27, 2005, the Company received proceeds of $2,000 in principal on the notes due from the Related Company. During October 2005, the Company received the balance of $600 in principal on the notes due from the Related Company. During fiscal 2005, the Company has reversed $2,400 of its reserve for uncollectible accounts due from the Related Company which amount is included in operations and wrote off the $2,322 balance due from the Related Company against the reserve. In addition, the $200 expense reimbursement is included in fiscal 2005 operations.

     Pursuant to an Option Agreement, the Company has received the option to purchase the assets relating to the Related Company’s stores for a period of 10 years beginning on July 6, 2011 at a purchase price starting at $8,125, and decreasing over the term of the option, plus the assumption of approximately $5,000 principal amount of notes due to each of Messers. Greenfield and Seidner, and declining over the term of the option.

     A monitoring committee was set up to review, on an on-going basis, the relationships between the Related Company and the Company in order to avoid potential conflicts of interest between the parties. The monitoring committee will remain in effect for five years commencing April 30, 2005, the date the settlement agreements became effective.

     Effective June 23, 2002, the Company amended the warehouse agreement with the Related Company whereby the Related Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Related Company on and after such date through August 30, 2008 and assumed all performance obligations and risk of loss there under. The Company has no obligation with respect to such plans. The Related Company is entitled to receive a monthly payment of $50, payable by the Company 85 days after the end of the month, subject to an adjustment based on the volume of annual sales of the

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(4) Agreements and Transactions With Related Company — (Continued)

plans. The Company retains any remaining revenue from the sales of the plans. Payments to the Related Company amounted to $550, $550 and $500 for the fiscal years ended in 2007, 2006 and 2005, respectively. In addition, for a payment of $400 by the Company, the Related Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Related Company prior to June 23, 2002. Accordingly, the Company has no obligations for any claims filed after June 23, 2002.

Transactions with the Related Company:

     The Company purchased merchandise for itself, its wholly owned subsidiaries, unconsolidated licensees and the Related Company. During the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, approximately $14,200, $13,829 and $11,347, respectively, of inventory at cost was purchased by the Related Company and the unconsolidated licensees through the Company. These transactions are not reflected in the consolidated statements of operations of the Company and do not impact the Company’s earnings. The Company receives the benefit of any vendor discounts and allowances in respect of merchandise purchased by the Company on behalf of its subsidiaries and certain other licensees. The Related Company receives the benefit of any discounts refunded or credited by suppliers in respect of merchandise purchased by the Related Company through the Company. Except for “special orders” representing goods with fabric specially ordered by a customer of a Related Company store, which are transferred to the Related Company when the merchandise is received by the Company at its warehouse, the Company maintains title to inventory purchased on behalf of the Related Company until the Related Company sells it. The Company is solely responsible for payment to the merchandise vendors.

     Included in the consolidated statements of operations are the following amounts charged by and to the Related Company:

	Increase (Decrease)
	Year Ended
	August 25,	August 26,	August 27,
	2007	2006	2005
Net sales:
Royalty income	$177	$168	$122
Warehouse fees	1,762	1,633	1,418
Delivery charges	4,169	3,470	2,437
Total charged to the Related Company	$6,108	$5,271	$3,977
Revenue from service contracts:
Fabric protection fees charged by the Related
Company	$(550)	$(550)	$(500)
Selling, general and administrative expenses:
Administrative fees paid by the Related Company	$(110)	$(112)	$(112)
Advertising reimbursement paid by the Related
Company	(1,509)	(1,509)	(1,498)
Royalty expense paid to the Related Company (a)	400	400	267
Expense related to shortfall payments charged by the
Related Company (a)	—	—	467
Net charged to the Related Company	$(1,219)	$(1,221)	$(876)
____________________

(a)	Effective January 1, 2005, the Related Company waived its rights to receive shortfall payments through August 31, 2007 and royalties through April 30, 2005, the effective date of the settlement agreements. On October 13, 2006, any future or prior shortfall payments were eliminated.

     The Company has no equity interest in the Related Company.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(5) Investments

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

     Marketable securities, carried at fair value which approximates cost, consists of the following:

	August 25,	August 26,
	2007	2006
Auction rate municipal bonds	$6,150	$5,000
Auction market preferred stock	2,150	—
Total	$8,300	$5,000

     Auction rate debt securities have contractual maturities ranging from 12 to 39 years. Such securities are long term variable rate bonds tied to short-term interest rates that reset every seven days. The Company can participate in an auction on such reset dates and liquidate the securities to prospective buyers.

     Auction market preferred stock represents preferred shares in a closed end mutual fund that can be liquidated at auction every 28 days. The Company may also trade its shares in the secondary market, if any, between auction dates. The dividend rate, set by the auction process, is generally expected to vary with short-term interest rates.

(6) Receivables

     Accounts receivable in the accompanying balance sheets principally represent amounts due from a finance company and credit card processors for certain sales made in August of each year. The Company finances sales and sells financed receivables on a non-recourse basis to an independent finance company. The Company does not retain any interests in or service the sold receivables. In addition, customers through credit cards charge certain sales. The selling price of the receivables is dependent upon the payment terms with the customer and results in either a payment to or receipt from the finance company of a percentage of the receivable as a fee. Net fees paid to the credit card and finance companies, which amounted to $1,647, $1,626 and $1,736, for the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively, are included in selling, general and administrative expenses from continuing operations. Proceeds received from the sale of the receivables amounted to $21,176, $20,493 and $23,929, for the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively.

(7) Store Fixtures, Equipment and Leasehold Improvements

     Store fixtures, equipment and leasehold improvements consist of the following:

	Year Ended		Estimated
	August 25,	August 26,	Useful Lives
	2007	2006	(in Years)
Store fixtures and furniture	$5,649	$5,638	5 to 10
Leasehold improvements	10,082	9,028	1 to 15
Computer equipment and software	1,919	1,832	3 to 10
Equipment under capital leases	179	179	5 to 10
	17,829	16,677
Less: accumulated depreciation and amortization	(14,452)	(13,995)
	$3,377	$2,682

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(8) Transactions with Klaussner

     The Company and Klaussner Furniture Industries Inc. (“Klaussner”), one of the Company’s larger suppliers and the owner of the outstanding shares of the Company’s Series A convertible preferred stock, executed a Credit and Security Agreement in March 1996 that effectively extended the payment terms for merchandise shipped from 60 days to 81 days. The Company agreed to pay Klaussner a late payment fee of .67% per month times the sum of all invoices outstanding for more than 60 days at each month-end. As of August 25, 2007 and August 26, 2006, the Company owed Klaussner $1,317 and $2,233 , respectively. The Company purchased approximately 14% (2007), 22% (2006), and 30% (2005) of its inventory from Klaussner.

     Purchase allowances of $343 (2007), $466 (2006) and $577 (2005) were obtained from Klaussner, which reduced cost of sales from continuing operations. The Company receives a purchase price reduction from Klaussner in exchange for the Company assuming responsibility for and incurring any costs of warranty work that has to be performed on merchandise acquired from this vendor. The price reduction relates to all purchases and is recorded as a reduction in the cost of the merchandise purchased, and is included in cost of sales from continuing operations upon sale of the merchandise.

     In addition, the Company also receives a price reduction from Klaussner on all of its purchases relating to how the merchandise is shipped to the Company. Such amounts are also recorded as reductions in the cost of the merchandise purchased, and are included in cost of sales from continuing operations upon sale of the merchandise.

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

     On December 15, 2004, Klaussner granted to the Company’s Chief Executive Officer, options which expire on November 30, 2009, to purchase 2,106 shares of the Company’s Series A preferred stock, at an exercise price of $712.25 per share. Such shares are convertible into an aggregate of 300,000 shares of the Company’s common stock. The exercise price of the options is equivalent to $5.00 per share of underlying common stock, which was greater than the quoted market price of the common stock on the date of grant.

(9) Transactions with Caye

     In July 2005, the Company entered into a Credit Agreement (“Agreement”) with Caye Home Furnishings, LLC and its affiliates (“Caye”) who is also a vendor of the Company. Under the Agreement the Company can draw down up to $10 million for the purchase from Caye of merchandise subject to a formula based on eligible accounts receivable, inventory and cash in deposit accounts. The borrowings under the Agreement are due 105 days from the date goods are received by the Company and bear interest for the period between 75 and 105 days at prime plus ..75%. If the borrowings are not repaid after 105 days the interest rate increases to prime plus 2.75%. On April 7, 2006, the Agreement was amended whereby Caye agreed to increase the credit facility from $10.0 million to $11.5 million.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(9) Transactions with Caye — (Continued)

     The credit facility is collateralized by a security interest in all of the Company’s assets, excluding restricted cash and the annuity contract. Under the terms of the facility the Company is required to maintain a fixed charge coverage ratio, as defined, for a trailing four-quarter period and a minimum cash balance in deposit accounts. The facility also prohibits the Company from incurring certain additional indebtedness, liens, certain guarantees or distributions to common stockholders; limits certain investments, and certain advances or loans and restricts substantial asset sales and capital expenditures.

     On October 27, 2006, the Agreement was amended to permit the Company to open and operate several licensed Ashley Furniture HomeStores in New York. On July 7, 2007, the Agreement was further amended to (1) increase the credit facility from $11.5 million to $13.5 million and (2) reduce the amount required to be maintained in deposit accounts to no less than $1 million (which is classified as restricted cash on the accompanying consolidated balance sheets). As of August 25, 2007, the Company has satisfied all covenants of the credit facility as amended.

     Approximately 72% and 62% of the Company’s purchases of merchandise were from Caye during fiscal 2007 and 2006, respectively. Effective August 25, 2007 through September 22, 2007, Caye consented to temporarily increase the credit facility from $13.5 million to $14.8 million. As of August 25, 2007 and August 26, 2006, the Company owed Caye approximately $14,469 and $12,335, respectively, no portion of which exceeded the 75-day payment terms. Such amounts are included in accounts payable, trade on the respective accompanying consolidated balance sheets.

(10) Income Taxes

     Components of income tax expense applicable to continuing operations are as follows:

	Year Ended
	August 25,	August 26,	August 27,
	2007	2006	2005
Current:
Federal	$59	$85	$—
State	65	236	92
Deferred:
Federal	—	—	1,569	(a)
State	—	—	208	(a)
	$124	$321	$1,869
____________________

(a)	Represents increase in valuation allowance related to the beginning of the year deferred tax asset balance.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(10) Income Taxes — (Continued)

     Expected income tax expense (benefit) applicable to continuing operations based on the statutory rate is reconciled with actual income tax expense as follows:

	Year Ended
	August 25,	August 26,	August 27,
	2007	2006	2005
“Expected” tax expense (benefit)	34.0%	34.0%	(34.0)%
Increase (reduction) in taxes resulting from:
State and local income tax, net of federal income
tax effect	1.0%	2.9%	8.8%
Non-deductible items	0.4%	0.3%	0.1%
Other	0.4%	(3.9)%	(2.5)%
Utilization of net operating loss carryforwards	(32.8)%	(27.4)%	0.0%
Increase in valuation allowance	0.0%	0.0%	208.2%
Actual tax expense	3.0%	5.9%	180.6%

     The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

	Year Ended
	August 25,	August 26,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$1,958	$3,308
Alternative minimum tax credit carryforward	144	85
Deferred rent expense	1,409	1,365
Excess of tax over book basis of leasehold improvements	2,141	2,027
Inventory capitalization	422	396
Other expenses for financial reporting, not yet deductible for taxes	176	293
Total deferred tax assets, before valuation allowance	6,250	7,474
Less: valuation allowance	(5,972)	(7,264)
Total deferred tax assets	278	210
Deferred tax liabilities:
Excess of book over tax basis of store fixtures and equipment	278	210
Net deferred tax assets	$—	$—

     As of August 25, 2007, the Company has a net operating loss carryforward of $4,940, which expires in years 2023 through 2025.

     A valuation allowance has been established to offset the deferred tax asset to the extent the Company has not determined that it is more likely than not that the future tax benefits will be realized. During the years ended August 25, 2007 and August 26, 2006, the valuation allowance decreased by $1,292 and $1,393, respectively, due to utilization of net operating loss carryforwards. During the year ended August 27, 2005, the valuation allowance increased by $2,564 including $1,777 related to the beginning of the year balance resulting from a change in judgment about the realization of the tax benefits in future years due to losses incurred by the Company in fiscal 2005 and 2004.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(11) Warrant

     On March 30, 2005, in connection with the settlement of the derivative litigation (see Note 15 – Consulting agreement), as additional compensation for consulting services, the Company issued to a consultant a warrant to purchase 150,000 shares of common stock, at an exercise price of $2.37 per share. In the event the consulting agreement is terminated for any reason, including but not limited to the Consultant’s death or disability, the warrant shall immediately become exercisable with respect to remaining unvested shares effective the date of such termination. The warrant expires ten years from the date of issuance and vests as follows: 50,000 shares upon issuance, 50,000 shares on the first anniversary thereof, and 50,000 shares on the second anniversary thereof. The warrant will become fully vested if the closing price of the Company’s common stock exceeds $7.00 per share for five consecutive trading days. On October 30, 2006, the warrant became fully vested since the Company’s common stock exceeded $7.00 for five consecutive days. The fair value of the warrant on the date of issuance was approximately $146 utilizing the Black-Scholes option-pricing model with the following assumptions: 40% volatility, five-year expected life, risk-free interest rate of 4.27 % and a dividend yield ratio of 0%, which value is being amortized over the five year term of the consulting agreement.

(12) Stock Option Plans

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

     At the Company’s annual meeting of stockholders, which was held on February 6, 2007, the 2006 Equity Incentive Plan ( the “2006 Plan”) was adopted allowing the Company, under the direction of its Compensation and Option Committee, to make grants of stock options, and restricted and unrestricted stock awards to employees, consultants and directors of the Company. The 2006 Plan also authorizes the grant of other types of stock-based compensation including, but not limited to stock appreciation rights, phantom stock awards, and stock units in which shares of the Company’s common stock are not issued until the performance or vesting period is satisfied. The 2006 Plan allows for the issuance of up to 600,000 shares of the Company’s common stock pursuant to awards granted under the 2006 Plan, 300,000 of which were previously authorized but will not be issued under the 2003 Stock Option Plan. The adoption of the 2006 Plan terminates the 2003 Stock Option Plan and all outstanding options under the 2003 Stock Option Plan will remain in effect, but no additional option grants may be made. The exercise price of a stock option may not be less than 100% of the fair market value of our common stock on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the combined voting power of all classes of our capital stock, the exercise price may not be less than 110% of the fair market value of our common stock on the date of grant and the term of the option may not be longer than five years. The 2006 Plan expires on December 17, 2016. There were no stock awards granted under the 2006 Plan during the year ended August 25, 2007. Outstanding stock options at August 25, 2007 represent options granted under plans, which have expired, plus options granted outside plans pursuant to individual stock option agreements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(12) Stock Option Plans — (Continued)

     A summary of option activity as of August 25, 2007 and changes during the fiscal year then ended is presented below:

	Options
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding at August 26, 2006	2,658,732	$3.33
Exercised	(257,007)	2.05
Expired	(7,000)	2.00
Canceled	(5,000)	2.00
Outstanding at August 25, 2007	2,389,725	$3.47	4.42	$2,094,622

     Cash received from options exercised during fiscal years 2007, 2006 and 2005 was $527, $1,085 and $160 respectively. The total intrinsic value of options exercised during the fiscal years 2007, 2006 and 2005 was $731, $1,728, and $46 respectively. Tax benefits related to option exercises were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to tax deductions related to option exercises. Tax benefits related to option exercises will be recognized through an increase in additional paid-in capital when they are deemed to have reduced taxes currently payable.

     The Company generally issues new shares upon the exercise of stock options.

(13) Discontinued Operations

     During fiscal 2007, the Company closed eight stores of which one was located in Edgewater, New Jersey, one in Woodland Hills, California, one each in the cities of Evergreen Park, Naperville, Niles and Chicago in Illinois, one in Ann Arbor, Michigan and one in Indianapolis, Indiana. During fiscal 2006, the Company closed three stores of which one was located in Las Vegas, Nevada and two were located in Indianapolis, Indiana. During fiscal 2005, the Company closed 20 stores of which two were located in Kansas City, Missouri, one in Lenexa, Kansas, three in Connecticut, four in Pittsburgh, Pennsylvania, one in Cerritos, California, one in West Roxbury, Massachusetts, one in Indianapolis, Indiana, one in Miami, Florida, one in Dearborn, Michigan, one in upstate New York, and four in the metropolitan New York City area. The stores in Missouri, Kansas, Connecticut, and Pittsburgh represent the only stores the Company has in those areas. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of stores closed have been reported as discontinued operations in the consolidated statement of operations and results for prior periods have been restated except for six stores closed during fiscal 2007 (one in New Jersey, one in California and four in Illinois) and two stores closed during fiscal 2005 (one in Massachusetts and one in New York City) where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area.

     Revenues from stores reported as discontinued operations, amounted to $369, $971 and $4,129 for the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(13) Discontinued Operations — (Continued)

     Income (loss) related to store closings consist of the following:

	Year Ended
	August 25,	August 26,	August 27,
	2007	2006	2005
Write-off of store fixtures and leasehold improvements	$—	$(8)	$(336)
Lease termination costs	—	188	(84)
Total income (loss) on store closings	$—	$180	$(420)

     Income from store closings during fiscal 2006 includes income of approximately $200 attributable to the early termination of a lease for a store, which was closed in June 2005, resulting in the reversal of the remaining related liability for early termination costs.

(14) Segment Information

     On October 27,2006, the Company’s wholly-owned subsidiary, Hartsdale Convertibles, Inc. (“Hartsdale”), entered into the Ashley Homestores, Ltd. Trademark Usage Agreement (the “Trademark Usage Agreement”) with Ashley Homestores, Ltd. (“Ashley”), pursuant to which Hartsdale was granted a 5-year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories. During the 5-year term of the agreement, Hartsdale will use its best efforts to solicit sales of Ashley products and accessories at the authorized location, and in consultation with Ashley, develop annual sales goals and marketing objectives reasonably designed to assure maximum sales and market penetration of the Ashley products and accessories in the licensed territory. The Company has guaranteed the obligations of Hartsdale under the Trademark Usage Agreement. On May 26, 2007, the Company opened its first Ashley Furniture HomeStore.

     Prior to the Trademark Usage Agreement, the Company operated in a single reportable segment, the operation of Jennifer specialty furniture retail stores. Subsequent thereto, the Company has determined that it has two reportable segments organized by product line: Jennifer – specialty furniture retail stores and Ashley – a big box, full line home furniture retail store. The accounting policies of the segments are the same as those described in Note 2. There are no inter-company sales between segments. The Company does not allocate indirect expenses such as compensation to executives and corporate personnel, corporate facility costs, professional fees, information systems, finance, insurance, and other non-operating costs to the individual segments. These costs apply to all of the Company’s businesses and are reported and evaluated as corporate expenses for segment reporting purposes.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(14) Segment Information — (Continued)

     The following tables present segment level financial information for the years ended August 25, 2007, August 26, 2006 and August 27, 2005:

	Jennifer	Ashley	Totals
2007
Revenue	$134,784	$1,837	$136,621
Segment income (loss) from continuing
operations before income taxes	12,349	(677)	11,672
Depreciation and amortization	878	28	906
Segment assets	24,576	2,785	27,361
Segment capital expenditures	654	957	1,611

2006
Revenue	$139,754	—	$139,754
Segment income from continuing
operations before income taxes	12,689	—	12,689
Depreciation and amortization	796	—	796
Segment assets	24,592	—	24,592
Segment capital expenditures	1,245	—	1,245

2005
Revenue	$120,528	—	$120,528
Segment income from continuing
operations before income taxes (a)	6,572	—	6,572
Depreciation and amortization	773	—	773
Segment assets	24,330	—	24,330
Segment capital expenditures	514	—	514

Reconciliations:

	Year Ended
	August 25,	August 26,	August 27,
	2007	2006	2005
Profit or loss
Income from continuing operations
before income taxes for reportable segments	$11,672	$12,689	$6,572
Corporate expenses and other	(7,498)	(7,287)	(7,607)
Consolidated income (loss) from continuing
operations before income taxes	$4,174	$5,402	$(1,035)

Depreciation and amortization
Total depreciation and amortization for
reportable segments	$906	$796	$773
Corporate depreciation and amortization	27	43	120
	$933	$839	$893

Assets
Total assets for reportable segments	$27,361	$24,592	$24,330
Corporate assets (b)	17,438	15,415	8,885
Total consolidated assets	$44,799	$40,007	$33,215

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(14) Segment Information — (Continued)

	Year Ended
	August 25,	August 26,	August 27,
	2007	2006	2005
Capital expenditures
Total capital expenditures for reportable segments	$1,611	$1,245 (c)	$514
Corporate capital expenditures	24	34	18
Discontinued operations capital expenditures	—	—	(4)
	$1,635	$1,279	$528
____________________

(a)	The loss from continuing operations before income taxes in 2005 for the Jennifer segment includes a pre-tax charge of approximately $146 related to the impairment of goodwill. See Note 2.

(b)	Corporate assets consist primarily of cash and cash equivalents, marketable securities, restricted cash, contingencies, and amounts due from Related Company.

(c)	Includes equipment under capital leases of $179.

(15) Commitments and Other

Leases:

     The Company leases retail store, warehouse and executive office locations under operating leases for varying periods through fiscal 2018, which are generally renewable at the option of the lessee. Certain leases contain provisions for additional rental payments based on increases in certain indexes.

     Rental expense from continuing operations for all operating leases amounted to approximately $24,155, $23,099 and $22,728, net of sublease income of $214, $203, and $180 for the years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively. Such amounts include rent payments in connection with operating warehouses under the Settlement Agreements with the Related Company (see Note 4).

     The Company also leases warehouse equipment under capital leases expiring through 2015. The capital leases are included with store fixtures, equipment and leasehold improvements on the balance sheet in the amount of $179 at August 25, 2007. Related accumulated depreciation amounted to $42.

     At August 25, 2007, minimum payments due under leases consisted of the following:

Year Ending		Operating	Capital
August		Leases	Leases
2008		$18,434	$37
2009		14,690	37
2010		11,150	37
2011		8,511	28
2012		6,227	10
2013	and thereafter	12,424	36
		$71,436	$185

     On November 15, 2007, the Company entered into a ten year lease extension for the corporate headquarters located in Long Island New York, which provides for increasing annual rentals ranging from $218 to $285, resulting in an aggregate rental obligation amounting to $2,500.

     The total minimum lease payments for capital leases in the amount of $185 include $40 of interest. The present value of the above future capital lease payments is included in the liability section of the balance sheet. As of August 25, 2007, $26 was classified in accrued expenses and other current liabilities and $119 as obligations under capital leases, net of current portion.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(15) Commitments and Other — (Continued)

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

Consulting agreement:

     The Company executed a five-year consulting agreement expiring on March 30, 2010 with one of the parties objecting to the original settlement between the Related Company and the Company. Pursuant to the agreement, the individual shall perform consulting services including, among other things, providing advice with respect to the operation and financing of the Company’s business; assisting the Company in identifying and communicating with potential market makers and investors; assisting the Company with strategic planning and capital-raising activities; and identifying potential strategic partners. In consideration for his services, the individual is to be paid a fee of $50 per annum and was issued a warrant to purchase 150,000 shares of the Company’s common stock, as more fully described in Note 11. In addition, the Company established a monitoring committee to review the relationship between the Related Company and the Company. The aforementioned individual is a member of the committee.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(15) Commitments and Other — (Continued)

Accrued expenses and other current liabilities:

     The components of accrued expenses and other current liabilities are as follows:

	Year Ended
	August 25,	August 26,
	2007	2006
Payroll and bonuses	$1,140	$1,192
Advertising	1,231	1,001
Sales tax	557	545
Accounting	256	258
Warranty	107	248
Income taxes	45	191
Freight	157	149
Home delivery	161	118
Litigation settlement costs	0	50
Other	529	631
	$4,183	$4,383

Warranties:

     The aggregate changes in the liability for product warranties during the fiscal years ended 2007, 2006, and 2005 are as follows:

	Year Ended
	August 25,	August 26,	August 27,
	2007	2006	2005
Warranty payable at beginning of year	$248	$136	$386
Amount paid during fiscal year	(295)	(533)	(235)
Revision of prior year estimate	—	—	(92)
Amount expensed during fiscal year	154	645	77

Warranty payable at end of year	$107	$248	$136

Certain related party transactions:

     The Company incurred approximately $79, $77 and $77 of legal fees payable to a former director (and stockholder) of the Company in the fiscal years ended in 2007, 2006 and 2005, respectively.

     For fiscal year 2005, the Company paid $28 in rent for a month-to-month lease for a retail store to the father of an officer, director and stockholder of the Company. The store was closed during fiscal 2005.

     For fiscal years 2007, 2006 and 2005, the Company paid $842, $752 and $424, respectively, for furniture repair service contracts entered into with companies owned by employees of the Company.

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(15) Commitments and Other — (Continued)

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

     On December 5, 2006, the Company received a letter from the Exchange indicating that based on its filing of its Form 10-K for the fiscal year ended August 26, 2006, the continued listing deficiencies were resolved. However, pursuant to Section 1009(f) of the Exchange’s Company Guide, the Plan Period will remain open until the Company is able to demonstrate compliance with continued listing standards for two consecutive quarters. If the Company does not demonstrate compliance for two consecutive quarters or by the end of the Plan Period, the Exchange will initiate delisting procedures.

     On January 19, 2007, the Company received a letter from the Exchange indicating that based on its filing of its Form 10-Q for the period ended November 25, 2006, indicating that the continued listing deficiencies were resolved and as is the case with all listed issuers, the Company’s continued listings eligibility would continue to be assessed on an ongoing basis. As of August 25, 2007, stockholders’ equity was $10,025.

(16) Litigation

     The Company was subject to litigation, including a claim for $10 million for assault and battery, conversion of identity, defamation, consumer fraud, and infliction of emotional distress, and another claim for unspecified damages for sexual harassment, discrimination, retaliation, mental infliction of emotional stress, false imprisonment and collateral claims. During fiscal 2007, the claim for $10 million was settled for $15.

(17) Preferred Stock

     See Note 8 for a description of the provisions of the Series A convertible preferred stock.

     In connection with the settlement of class action litigation, the Company issued 88,880 shares of Series B convertible preferred stock (“Series B Stock”) having a value of $370. Each share of Series B Stock is convertible, at the option of the holder, into seven-tenth of a share of the Company’s common stock. In addition, holders of the Series B Stock are entitled to receive, upon surrender of their stock certificates, $0.10 in cash for each pre-conversion share of the Company’s Series B Stock held by such holder. The Series B shares are non-voting, have a liquidation preference of $5.00 per share and accrue dividends at the rate of $.35 per share per annum. The Series B Stock is convertible at the option of the Company at any time after the common stock trades at a price of at least $7.00 per share.

     During March 2007, as a result of a discrepancy between a court settlement stipulation and the Company’s certificate of incorporation, and in order to avoid a dispute, the Company rescinded their option which had previously been exercised, to require the conversion of the Series B Stock. However, so as not to unduly inconvenience preferred stockholders who wished to convert to common stock, the Company permitted holders of the preferred stock who wanted to convert to common stock to do so on the same terms by delivering their Series B Stock certificates to their transfer agent by May 15, 2007.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(17) Preferred Stock — (Continued)

     On May 15, 2007, certain holders of Series B Stock elected to convert 40,891 shares into 28,523 shares of the Company’s common stock. Fractional shares of the Company’s common stock were not issued as a result of the conversion. Instead, holders of the Series B Stock who otherwise would have been entitled to receive a fractional share received an amount in cash equal to $5.00 per post conversion share (calculated on a pro rata basis) for such fractional shares. Dividends earned on the Company’s Series B Stock tendered for conversion up until and including May 15, 2007 were paid. During May 2007, the Company paid an aggregate of $4 for each pre-conversion share of the Company’s Series B Stock held by such holders and $1 for fractional shares of common stock. In addition, accumulated unpaid dividends for the period October 30, 2005 through May 15, 2007 in the amount of $48 were paid to all holders of Series B Stock. All such amounts were charged to additional paid in capital. Accumulated unpaid dividends for the period May 16, 2007 through August 25, 2007 amounted to $5.

(18) Quarterly Results of Operations (Unaudited)

     The following is a summary of the quarterly results of operations for the years ended August 25, 2007 and August 26, 2006:

	Thirteen Weeks Ended
	November 25,	February 24,	May 26,	August 25,
	2006	2007	2007	2007
	(b)	(b)	(b)
Revenue:
Net sales	30,485	31,172	30,962	35,117
Revenue from service contracts	2,092	2,178	2,255	2,360
	32,577	33,350	33,217	37,477
Cost of sales, including store occupancy,
warehousing, delivery, and service costs	22,831	23,435	22,547	25,135
(Loss) income from continuing operations before
income taxes	(597)	1,244	1,680	1,847
Income tax expense (benefit)	30	(31)	45	80
(Loss) income from continuing operations	(627)	1,275	1,635	1,767
(Loss) from discontinued operations	(10)	(17)	(26)	(26)
Net (loss) income	(637)	1,258	1,609	1,741
Basic net (loss) income per share (a)	(0.09)	0.16	0.20	.22
Diluted net (loss) income per share (a)	(0.09)	0.14	0.18	.20

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(18) Quarterly Results of Operations (Unaudited) — (Continued)

	Thirteen Weeks Ended
	November 26,	February 25,	May 27,	August 26,
	2005	2006	2006	2006
	(b)	(b)	(b)	(b)
Revenue:
Net sales	33,128	30,592	32,939	33,630
Revenue from service contracts	2,425	2,191	2,416	2,433
	35,553	32,783	35,355	36,063
Cost of sales, including store occupancy,
warehousing, delivery, and service costs	24,038	23,178	23,831	24,538
Income (loss) from continuing operations before
income taxes	723	630	2,263	1,786
Income tax expense	45	46	14	216
Income from continuing operations	678	584	2,249	1,570
Income (loss) from discontinued operations	170	(30)	(4)	3
Net income	848	554	2,245	1,573
Basic net income per share	0.12	0.08	0.31	0.21
Diluted net income per share	0.11	0.07	0.26	0.18
____________________

(a)

The sum of the four quarters differs from the income per share for the year as the weighted average common shares issuable upon conversion of the series A and B convertible preferred stock, or exercise of options and warrants are not included in calculating the loss per share for the quarter ended November 25, 2006, as they are anti-dilutive.

(b)

During the last quarter of fiscal 2007, the Company closed two stores the results of which have been classified as discontinued operations. As a result, revenue and cost of sales for the first three quarters of fiscal 2007 and each of the quarters in fiscal 2006 have been restated to reflect only the Company’s continuing operations. There was no effect on previously reported net income (loss) for any of the quarters as a result of the above. Below is a reconciliation of amounts as previously reported in the Company’s quarterly reports on Form 10Q and with respect to the fourth quarter of fiscal 2006 in the Company’s annual report on Form10K to the restated amounts reported above.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 25, 2007, August 26, 2006 and August 27, 2005
(In thousands, except for share amounts)

(18) Quarterly Results of Operations (Unaudited) — (Continued)

	Thirteen Weeks Ended
	November 25,	February 24,	May 26,
	2006	2007	2007
Revenue:
As previously reported	32,699	33,471	33,270
Stores closed in subsequent periods	(122)	(121)	(53)
As restated	32,577	33,350	33,217

Cost of sales:
As previously reported	22,937	23,551	22,613
Stores closed in subsequent periods	(106)	(116)	(66)
As restated	22,831	23,435	22,547

Income (loss) from continuing operations:
As previously reported	(637)	1,258	1,609
Stores closed in subsequent periods	10	17	26
As restated	(627)	1,275	1,635

(Loss) from discontinued operations
As previously reported	—	—	—
Stores closed in subsequent periods	(10)	(17)	(26)
As restated	(10)	(17)	(26)

	Thirteen Weeks Ended
	November 26,	February 25,	May 27,	August 26,
	2005	2006	2006	2006
Revenue:
As previously reported	35,742	32,932	35,496	36,211
Stores closed in subsequent periods	(189)	(149)	(141)	(148)
As restated	35,553	32,783	35,355	36,063

Cost of sales:
As previously reported	24,170	23,298	23,944	24,657
Stores closed in subsequent periods	(132)	(120)	(113)	(119)
As restated	24,038	23,178	23,831	24,538

Income from continuing operations:
As previously reported	714	586	2,256	1,573
Stores closed in subsequent periods	(36)	(2)	(7)	(3)
As restated	678	584	2,249	1,570

Income (loss) from discontinued operations
As previously reported	134	(32)	(11)	—
Stores closed in subsequent periods	36	2	7	3
As restated	170	(30)	(4)	3

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at		Charged			Balance at
	Beginning	Charged to	to Other			End of
	of Period	Expenses	Accounts	Deductions		Period
2007
Deducted from asset accounts:
Allowance for inventory obsolescence	$133	$—	$—	$96		$37

2006
Deducted from asset accounts:
Allowance for inventory obsolescence	179	—	—	46		133

2005
Deducted from asset accounts:
Allowance for uncollectible amounts
due from Related Company	$4,722	$—	$—	$4,722	(1)	$—
Allowance for inventory obsolescence	215		—	36		179
____________________

(1)

Includes write off for uncollectible amounts due from the Related Company of $2,322 and reversal of allowance for $2,400 recovered from the Related Company in connection with settlement of disputes (see Note 4 to consolidated financial statements).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JENNIFER CONVERTIBLES, INC.

By:	/s/ Harley J. Greenfield
	Name:	Harley J. Greenfield
	Title:	Chairman of the Board
and Chief Executive Officer
	Date:	November 21, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	POSITION	DATE
/s/ Harley J. Greenfield	Chairman of the Board and Chief	November 21, 2007
Harley J. Greenfield	Executive Officer (Principal Executive
Officer)

/s/ Edward Bohn	Director	November 21, 2007
Edward Bohn

/s/ Kevin J. Coyle	Director	November 21, 2007
Kevin J. Coyle

/s/ Mark Berman	Director	November 21, 2007
Mark Berman

/s/ Rami Abada	President, Director, Chief Operating	November 21, 2007
Rami Abada	Officer and Chief Financial Officer