Form 10-Q
period 2007-11-24
JENNIFER CONVERTIBLES INC
filed 2008-01-08
CIK 806817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 24, 2007

or

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

Yes                No      X

As of January 7, 2008, 7,073,466 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except for share data)

	November 24, 2007
	(Unaudited)	August 25, 2007
ASSETS

Current assets:
Cash and cash equivalents	$ 9,145	$ 8,375
Marketable securities	6,100	8,300
Restricted cash	1,089	1,076
Accounts receivable	1,276	855
Merchandise inventories, net	12,499	14,391
Due from Related Company	4,395	4,834
Prepaid expenses and other current assets	1,018	1,235
Total current assets	35,522	39,066

Store fixtures, equipment and leasehold improvements, at cost, net	3,316	3,377
Goodwill	1,650	1,650
Other assets (primarily security deposits)	701	706

	$ 41,189	$ 44,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade (including $1,484 and $1,317 to a stockholder)	$ 15,818	$ 19,718
Customer deposits	7,086	6,543
Accrued expenses and other current liabilities	4,370	4,183
Due to Related Company	600	550
Deferred rent and allowances - current portion	741	713
Total current liabilities	28,615	31,707

Deferred rent and allowances, net of current portion	2,937	2,948
Obligations under capital leases, net of current portion	112	119
Total liabilities	31,664	34,774

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490 shares at November 24, 2007 and August 25, 2007
(liquidation preference $3,245)	-	-
Series B Convertible Preferred - issued and outstanding 47,989 shares at November 24, 2007 and August 25, 2007
(liquidation preference $240)	1	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued and outstanding 7,073,466
shares at November 24, 2007 and August 25, 2007	70	70
Additional paid-in capital	29,610	29,605
Accumulated deficit	(20,156)	(19,651)
	9,525	10,025

	$ 41,189	$ 44,799

See Notes to Consolidated Financial Statements.

2

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Thirteen	weeks ended
	November 24,	November 25,
	2007	2006
Revenue:
Net sales	$ 32,633	$ 30,485
Revenue from service contracts	2,069	2,092
	34,702	32,577

Cost of sales, including store occupancy,
warehousing, delivery and service costs	24,301	22,831

Selling, general and administrative expenses	10,794	10,269

Depreciation and amortization	262	225
	35,357	33,325

Loss from operations	(655)	(748)

Interest income	199	155

Interest expense	(3)	(4)

Loss from continuing operations before income taxes	(459)	(597)

Income tax expense	53	30

Loss from continuing operations	(512)	(627)

Income (loss) from discontinued operations	7	(10)

Net loss	$ (505)	$ (637)

Basic loss per common share:
Loss from continuing operations	$ (0.07)	$ (0.09)
Income (loss) from discontinued operations	-	-
Net loss	$ (0.07)	$ (0.09)

Diluted loss per common share:
Loss from continuing operations	$ (0.07)	$ (0.09)
Income (loss) from discontinued operations	-	-
Net loss	$ (0.07)	$ (0.09)

Weighted average common shares outstanding	7,073,466	6,803,973

Weighted average common shares issuable on conversion of outstanding
Series A participating preferred stock	-	-

Total weighted average common shares basic	7,073,466	6,803,973

Effect of potential common share issuance:
Stock options	-	-
Warrants	-	-
Series B convertible preferred stock	-	-

Weighted average common shares diluted	7,073,466	6,803,973

See Notes to Consolidated Financial Statements.

3

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Thirteen	weeks ended
	November 24,	November 25,
	2007	2006

Cash flows from operating activities:
Net loss	$ (505)	$ (637)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	262	225
Non cash compensation to consultant	5	5
Loss on disposal of property	43	-
(Income) loss from discontinued operations	(7)	10
Interest earned on annuity contract	-	(7)
Deferred rent	17	(51)
Changes in operating assets and liabilities
Merchandise inventories, net	1,892	2,621
Prepaid expenses and other current assets	217	(37)
Accounts receivable	(421)	(296)
Due from Related Company, net	489	151
Other assets, net	4	7
Accounts payable, trade	(3,900)	(3,223)
Customer deposits	553	3,408
Accrued expenses and other current liabilities	167	172
Net cash (used in) provided by operating activities of continuing operations	(1,184)	2,348

Cash flows from investing activities:
Sale of marketable securities	2,200	-
Purchase of marketable securities	-	(100)
Restricted cash	(12)	-
Capital expenditures	(225)	(257)
Net cash provided by (used in) investing activities of continuing operations	1,963	(357)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	60
Principal payments under capital lease obligation	(6)	(6)
Net cash (used in) provided by financing activities of continuing operations	(6)	54

Net increase in cash and cash equivalents from continuing operations	773	2,045

Net (decrease) increase in cash and cash equivalents from operating
activities of discontinued operations	(3)	14

Cash and cash equivalents at beginning of period	8,375	7,641

Cash and cash equivalents at end of period	$ 9,145	$ 9,700

Supplemental disclosure of cash flow information:

Income taxes paid	$ 53	$ 155

Interest paid	$ 3	$ 4

See Notes to Consolidated Financial Statements.

4

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 24, 2007

(In thousands, except for share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1:           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The operating results for the thirteen-week period ended November 24, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2008.

The balance sheet as of August 25, 2007 has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 25, 2007, as filed with the Securities and Exchange Commission.

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

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date.  The Company’s marketable securities have been classified and accounted for as available-for-sale.  As investments in marketable securities with maturity dates beyond 12 months, (such as the Company’s auction rate bonds), are viewed by the Company as available to support current operations, they are classified as current assets without regard to contractual maturities.  Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of related income taxes, in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until realized.  As of November 24, 2007 and August 25, 2007, unrealized gains and losses have not been significant.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 24, 2007

(In thousands, except for share amounts)

Marketable securities consist of the following:

	November 24, 2007

		August 25, 2007

Auction rate municipal bonds	$ 3,950	$ 6,150
Auction market preferred stock	2,150	2,150
Total	$ 6,100	$ 8,300

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

NOTE 3:           MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located, as follows:

	November 24, 2007	August 25, 2007
Showrooms	$ 5,881	$ 6,130
Warehouses	6,618	8,261
	$ 12,499	$ 14,391

Vendor discounts and allowances in respect of merchandise purchased by the Company are included as a reduction to the cost of inventory on hand and cost of sales upon sale of the merchandise.

NOTE 4:           TRANSACTIONS WITH THE RELATED COMPANY

The consolidated financial statements do not include the results of operations of 22 stores, licensed by the Company, 21 of which are owned and operated by a company (the “Related Company”) which is owned by the estate of a deceased stockholder of the Company who was also the brother-in-law of the Company’s Chairman of the Board of Directors and Chief Executive Officer.  The sister of the Company’s CEO is currently acting as the interim president of the Related Company.  Nineteen of the 21 stores are located in New York and are on a royalty-free basis.  The Company has no equity interest in the Related Company.

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Related Company:

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 24, 2007

(In thousands, except for share amounts)

	Increase (decrease) to related line item in the Consolidated Statements of Operations
	Thirteen weeks ended
	November 24,	November 25,
	2007	2006
Net Sales:
Royalty income	$ 40	$ 45
Warehouse fees	346	399
Delivery charges	975	902
Total charged to the Related Company	$1,361	$1,346

Revenue from Service Contracts:
Fabric protection fees charged by the Related Company	($150)	($150)

Selling, General and Administrative Expenses:
Purchase administration fees paid by the Related Company	($28)	($26)
Advertising reimbursement paid by the Related Company	(377)	(377)
Royalty expense paid to the Related Company	100	100
Net charged to the Related Company	($305)	($303)

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

There was no occurrence of a trigger event during the thirteen-week period ended November 24, 2007, and therefore, the Company did not test goodwill for impairment.

NOTE 6:           CREDIT FACILITY

In July 2005, the Company entered into a Credit Agreement (the “Agreement”) with Caye Home Furnishings, LLC and its affiliates (“Caye”), which is also a vendor of the Company.  Under the Agreement the Company can draw down up to $10 million for the purchase from Caye of merchandise subject to a formula based on eligible accounts receivable, inventory and cash in deposit accounts.  The borrowings under the Agreement are due 105 days from the date goods are received by the Company and bear interest for the period between 75 and 105 days at prime plus 0.75%.  If the borrowings are not repaid after 105 days, the interest rate increases to prime plus 2.75%. On April 7, 2006, the Agreement was amended to increase the credit facility from $10.0 million to $11.5 million.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 24, 2007

(In thousands, except for share amounts)

The credit facility is collateralized by a security interest in all of the Company’s assets, excluding restricted cash.  Under the terms of the facility, the Company is required to maintain a fixed charge coverage ratio, as defined, for a trailing four-quarter period and a minimum cash balance in deposit accounts.  The facility also prohibits the Company from incurring certain additional indebtedness, liens, certain guarantees or distributions to common stockholders; limits certain investments, and certain advances or loans and restricts substantial asset sales and capital expenditures.

On October 27, 2006, the Agreement was further amended to permit the Company to open and operate several licensed Ashley Furniture HomeStores in New York and on July 7, 2007, the Agreement was again amended to (1) increase the credit facility from $11.5 million to $13.5 million and (2) reduce the amount required to be maintained in deposit accounts to no less than $1 million (which is classified as restricted cash on the accompanying consolidated balance sheets).  As of November 24, 2007, the Company has satisfied all covenants of the currently existing credit facility.

As of November 24, 2007 and August 25, 2007, the Company owed Caye approximately $10,898 and $14,469, respectively, no portion of which exceeded the 75-day payment terms.  Such amounts are included in accounts payable, trade on the accompanying consolidated balance sheets.

NOTE 7:           CONTINGENCIES

The Company is not subject to any litigation that it believes will have a significant impact on its financial position or results of operations.

NOTE 8:           INCOME TAXES

A valuation allowance has been established to offset the deferred tax asset to the extent that the Company has not determined that it is more likely than not that the future tax benefits will be realized.

The tax provision for the thirteen-week period ended November 24, 2007 consists principally of state income and federal alternative minimum taxes, due to limitations with respect to the utilization of net operating loss carry forwards.  The tax provision for the thirteen-week period ended November 26, 2006 consists principally of state income taxes, due to limitations with respect to the utilization of net operating loss carryforwards. The Company’s annual effective tax rate, which is used for interim reporting purposes, differs from the federal statutory rate principally due to anticipated utilization of net operating loss carryforwards to offset any taxable income for the 2008 and 2007 fiscal years.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 24, 2007

(In thousands, except for share amounts)

NOTE 9:           STOCK OPTION PLANS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R), which replaced SFAS 123 and superseded APB Opinion No. 25.  Under the provisions of SFAS 123(R), companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  The statement was effective as of the beginning of the first annual reporting period that began after June 15, 2005 and accordingly was adopted by the Company in the first quarter of fiscal year 2006.  SFAS 123(R) requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date.  On March 9, 2005, the Company’s Board of Directors opted to accelerate the vesting of all out of the money stock options in order to avoid the recognition of compensation expense under SFAS 123(R) with respect to these options.  There were no stock options granted to employees during the year ended August 25, 2007 or the thirteen-week period ended November 24, 2007.  Accordingly, there was no employee compensation expense related to stock options during the periods ended November 24, 2007 and November 25, 2006.

NOTE 10:         DISCONTINUED OPERATIONS

During fiscal year 2008, the Company anticipates closing five to ten stores.  In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), as stores are closed, their results are reported as discontinued operations in the consolidated statement of operations for the current and prior periods, except for those stores where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area.

During each of the thirteen-week periods ended November 24, 2007 and November 25, 2006, the Company closed one store in Miami, Florida and one store in Woodland Hills, California, respectively. The operating results of such stores are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in the area.  During fiscal 2007, the Company closed eight stores, of which the operating results of two stores were reported as discontinued operations in the consolidated statement of operations.  The remaining six stores closed during fiscal year 2007 (one in New Jersey, one in California and four in Illinois) are recorded in continuing operations, based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in the area.  In each of the thirteen-week periods ended November 24, 2007 and November 25, 2006, revenues from the closed stores reported as discontinued operations amounted to $8 and $122, respectively.  Income (loss) from operations of the closed stores amounted to $7 and ($10) for the thirteen-week period ended November 24, 2007 and November 25, 2006, respectively.

On November 30, 2007, the Company closed three additional stores in Parma, North Olmstead and Lyndhurst, Ohio and, commencing with the quarter ending February 23, 2008, their operating results will be recorded as discontinued operations in accordance with SFAS 144.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 24, 2007

(In thousands, except for share amounts)

NOTE 11:         SEGMENT INFORMATION

On October 27, 2006, the Company’s wholly-owned subsidiary, Hartsdale Convertibles, Inc. (“Hartsdale”), entered into the Ashley Homestores, Ltd. Trademark Usage Agreement (the “Trademark Usage Agreement”) with Ashley Homestores, Ltd. (“Ashley”), pursuant to which Hartsdale was granted a five-year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories.  During the five-year term of the Trademark Usage Agreement, Hartsdale will use its best efforts to solicit sales of Ashley products and accessories at the authorized location, and in consultation with Ashley, develop annual sales goals and marketing objectives reasonably designed to assure maximum sales and market penetration of the Ashley products and accessories in the licensed territory.  The Company has guaranteed the obligations of Hartsdale under the Trademark Usage Agreement.   On May 26, 2007, the Company opened its first Ashley Furniture HomeStore.

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

The following tables present segment level financial information for the thirteen-week periods ended November 24, 2007 and November 25, 2006:

	Thirteen weeks ended
	November 24,	November 25,
	2007	2006
Revenue:
Jennifer	$32,079	$32,577
Ashley	2,623	-
Total Consolidated	$34,702	$32,577

Segment income from continuing operations before income taxes:
Jennifer	$1,219	$1,162
Ashley	146	-
Total for Reportable Segments	$1,365	$1,162

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 24, 2007

(In thousands, except for share amounts)

Reconciliation:

	Thirteen Weeks Ended
	November 24,	November 25,
	2007	2006
Profit or loss
Income from continuing operations
before income taxes for reportable segments	$1,365	$1,162
Corporate expenses and other	(1,824)	(1,759)
Consolidated loss from continuing
operations before income taxes	($459)	($597)

	November 24, 2007	August 25, 2007
Total Assets:
Jennifer	$22,529	$24,576
Ashley	7,958	2,785
Corporate	10,702	17,438
Total Consolidated	$41,189	$44,799

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

Forward-Looking Information

Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended.  These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to, the risk factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 25, 2007, as filed with the Securities and Exchange Commission.  In addition to statements that explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be uncertain and forward-looking.

Overview

We are the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofa beds and companion pieces such as loveseats, chairs and recliners.  We also have specialty retail stores that specialize in the sale of leather furniture.  In addition, we have stores that sell both fabric and leather furniture. During the thirteen-week period ended May 26, 2007, we opened a full line home furniture retail store that sells products and accessories of Ashley Homestores, Ltd.  We have determined that we have two reportable segments organized by product line: Jennifer – sofabed specialty retail stores and Ashley – big box, full line home furniture retail stores.

Results of Operations

The following table sets forth, for the period indicated, the percentage of total revenue from continuing operations contributed by each type of revenue:

	Thirteen weeks ended
	November 24,	November 25,
	2007	2006

Merchandise Sales - net and Home Delivery Income	90.1%	89.5%
Charges to the Related Company	3.9%	4.1%
Net Sales	94.0%	93.6%

Revenue from Service Contracts	6.0%	6.4%

Total Revenue	100.0%	100.0%

Revenue

Net sales from continuing operations were $32,633,000 and $30,485,000 for the thirteen-week periods ended November 24, 2007 and November 25, 2006, respectively.  Consolidated net sales from continuing operations increased by 7.0%, or $2,148,000, for the thirteen-week period ended November 24, 2007 compared to the thirteen-week period ended November 25, 2006. The increase is comprised of a decrease of $394,000 in the net sales for the Jennifer segment net of an increase in the Ashley segment of $2,542,000 for the thirteen week period ended November 24, 2007.  The decrease in the Jennifer segment is attributable to the decline in overall demand within the furniture industry sector due to a poor housing market.

Revenue from service contracts from continuing operations decreased by 1.1% in the thirteen-week period ended November 24, 2007 to $2,069,000 from $2,092,000 for the thirteen-week period ended November 25, 2006.  The decrease is attributable to fewer merchandise sales in the Jennifer segment.

Same store sales from continuing operations for the Jennifer segment (sales at those stores open for the entire current and prior comparable periods) decreased by 2.6% for the thirteen-week period ended November 24, 2007, compared to the same period ended November 25, 2006.  No stores relocated during the thirteen weeks ended November 24, 2007.  Total square footage leased remained the same.

Cost of Sales

Cost of sales, as a percentage of revenue for the thirteen-week period ended November 24, 2007, was 70.0%, compared to 70.1% for the same period ended November 25, 2006.  Cost of sales from continuing operations increased to $24,301,000 for the thirteen weeks ended November 24, 2007, from $22,831,000 for the thirteen weeks ended November 25, 2006.

Cost of sales is comprised of five categories: cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

The decrease in the percentage of cost of sales is due to warehouse expenses and occupancy costs being spread over an increased revenue base.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $10,794,000 (31.1% as a percentage of revenue) and $10,269,000 (31.5% as a percentage of revenue) during the thirteen-week periods ended November 24, 2007 and November 25, 2006, respectively.

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

Compensation expense increased by $407,000 during the thirteen-week period ended November 25, 2007 compared to the same period ended November 25, 2006.  This increase was primarily attributable to higher sales volume in the Ashley segment, which resulted in higher compensation expense to salespersons in the form of commissions and bonuses.

Advertising expense increased by $153,000 during the thirteen-week period ended November 24, 2007 compared to the same period ended November 25, 2006.  Advertising expense decreased by $251,000 for the Jennifer segment and increased by $404,000 for the Ashley segment.  The decrease for the Jennifer segment was a result of a reduction in marketing due to unfavorable advertising rates.

Finance fees decreased by $33,000 during the thirteen-week period ended November 24, 2007 compared to the same period ended November 25, 2006.

Other administrative costs decreased by $1,000 during the thirteen-week period ended November 24, 2007 compared to the same period ended November 25, 2006.

Selling, general and administrative expenses for the thirteen-week period ended November 24, 2007 included $790,000 of compensation, advertising, finance fees and other administrative costs related to our Ashley operating segment.

Loss from Continuing Operations

The losses from continuing operations were $512,000 and $627,000 for the thirteen-week period ended November 24, 2007 and November 25, 2006, respectively.  The loss from continuing operations for the thirteen-week period ended November 24, 2007 includes income of $146,000 related to our Ashley segment.

During each of the thirteen-week periods ended November 24, 2007 and November 25, 2006, the Company closed one store in Miami, Florida and one store in Woodland Hills, California, respectively. The operating results of such stores are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in the area.  During fiscal 2007, the Company closed eight stores, of which the operating results of two stores were reported as discontinued operations in the consolidated statement of operations.  The results of the remaining six stores closed during fiscal year 2007 (one in New Jersey, one in California and four in Illinois) are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in the area.  In each of the thirteen-week periods ended November 24, 2007 and November 25, 2006, revenues from the closed stores reported as discontinued operations amounted to $8,000 and $122,000, respectively.  Income (loss) from operations of the closed stores amounted to $7,000 and ($10,000) for the thirteen-week period ended November 24, 2007 and November 25, 2006, respectively.

Net loss for the thirteen-week period ended November 24, 2007 was $505,000, compared to net loss of $637,000 for the thirteen-week period ended November 25, 2006.  This change is primarily attributable to $146,000 of net income related to our Ashley segment.

Liquidity and Capital Resources

As of November 24, 2007, we had aggregate working capital of $6,907,000, compared to $7,359,000 at August 25, 2007, and had available cash and cash equivalents of $9,145,000, compared to $8,375,000 at August 25, 2007.  In addition, we had $6,100,000 available in marketable securities at November 24, 2007 compared to $8,300,000 at August 25, 2007.  The decrease in the total of cash and cash equivalents and marketable securities and the decrease in working capital is a result of loss from operations.

The weighted average interest rate on our short-term borrowings is 9.0% at November 24, 2007.

Starting in 1995, we entered into agreements with a related company that permit us to offset our current monthly obligations to one another for an amount of up to $1,000,000.  Amounts in excess of $1,000,000 are paid in cash.  Based on the payment terms of 85 days, all obligations of the related company as of November 24, 2007 were paid.

On July 11, 2005, we entered into a Credit Agreement (the “Credit Agreement) and a Security Agreement (the “Security Agreement”) with Caye Home Furnishings, LLC (the “Agent”), Caye Upholstery, LLC and Caye International Furnishings, LLC (collectively, “Caye”).  Under the Credit Agreement, Caye agrees to make available to us a credit facility of up to $10.0 million, effectively extending Caye’s payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods.  The amount available under this facility may be reduced in the event that we do not maintain a specified level of eligible accounts receivable, eligible inventory and cash in deposit accounts.  We must pay each extension of credit under the Credit Agreement within 105 days after receipt of goods.  For the period between 75 and 105 days after receipt of goods, the annual interest rate will be the prime rate plus 0.75%.  If any extensions of credit were not repaid after 105 days, the interest rate would be the prime rate plus 2.75%.  On April 7, 2006, we amended our credit agreement with Caye whereby Caye agreed to increase the credit facility from $10.0 million to $11.5 million.

The Credit Agreement contains various negative covenants restricting our ability to enter into a merger or sale, make guarantees, pay dividends to common stockholders, incur debt or take other actions without the consent of the Agent.  In addition, the Credit Agreement provides for:  a fixed charge coverage ratio; a cross-default with certain other debt; appraisal rights; periodic reporting requirements; and other customary terms.  We may terminate the Credit Agreement at any time, so long as all outstanding amounts have been paid in full.  We may also terminate the Credit Agreement if we have (i) maintained a tangible net worth of at least $3.0 million for 180 days and (ii) adjusted net earnings from continuing operations of at least $2.0 million for four fiscal quarters.

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

On July 7, 2007 we entered into the Third Amendment to the Credit Agreement and Second Amendment to Security Agreement with Caye, pursuant to which such agreements were amended to (1) increase our credit facility from $11.5 million to $13.5 million and (2) reduce the amount required to be maintained by us in the Restricted Deposit Account to a balance no less at all times from $2 million to $1 million.  We have satisfied all covenants as per the terms of the Credit Facility and the Amendments to Credit Agreement and Security Agreement.

As of November 24, 2007, we owed Caye $10,898,000, no portion of which exceeded the 75 day payment terms.

We closed one store during the thirteen weeks ended November 24, 2007.  We spent $225,000 for capital expenditures during such thirteen-week period and we anticipate capital expenditures approximating $1,775,000 during the balance of fiscal year 2008 to support the maintenance of existing facilities and new store locations in connection with the Trademark Usage Agreement that we entered into with Ashley Homestores, Ltd., pursuant to which our wholly-owned subsidiary Hartsdale Convertibles, Inc. was granted a five-year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories.  We do not anticipate needing outside financing for such expansion.

We anticipate generating positive operating cash flow for the twelve months ending November 29, 2008.  In the opinion of management, cash on hand and cash flow from operations will be adequate to fund operations during the current fiscal year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

               As of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries was made known to them by others within those entities.

Changes in Internal Controls

               There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our fiscal quarter ended November 24, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item  1.             Legal Proceedings.

                                    None.

Item  1A.           Risk Factors.

                                    There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended August 25, 2007.

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

                                    (a)    Exhibits filed with this report:

31.1      Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification of Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

JENNIFER CONVERTIBLES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Woodbury, State of New York, on this 8th day of January, 2008.

JENNIFER CONVERTIBLES, INC.

January 8, 2008                                   By:  /s/ Harley J. Greenfield

                                                                    Harley J. Greenfield, Chairman of the Board

                                                                       and Chief Executive Officer

January 8, 2008                                   By:  /s/ Rami Abada

                                                                       Rami Abada, Chief Financial Officer

                                                                           and Chief Operating Officer

EXHIBIT INDEX

EXHIBIT

NUMBER                                                 DESCRIPTION

31.1                                                      Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2                                                      Certification of Chief Financial Officer pursuant to Securities and  Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1                                                      Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2                                                      Certification of Principal Financial Officer pursuant to Section 906 of  the Sarbanes-Oxley Act of 2002. *

*  Filed herewith.