Form 10-Q
period 2008-02-23
JENNIFER CONVERTIBLES INC
filed 2008-04-08
CIK 806817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D C.  20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 23, 2008

or

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

Yes [X]         No [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer (as defined in Rule 12b-2 of the Exchange Act), a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer [  ]                                                   Accelerated Filer [  ]

Non-Accelerated Filer [X]                                                     Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]      No [X]

As of April 7, 2008, 7,073,466 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Index

Part I - Financial Information

Item 1. - Financial Statements (Unaudited)

Consolidated Balance Sheets at February 23, 2008 (Unaudited) and August 25, 2007	2

Consolidated Statements of Operations (Unaudited) for the thirteen and twenty-six weeks ended February 23, 2008 and February 24, 2007	3

Consolidated Statements of Cash Flows (Unaudited) for the twenty-six weeks ended February 23, 2008 and February 24, 2007	4

Notes to Unaudited Consolidated Financial Statements	5

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. - Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. - Controls and Procedures	18

Part II - Other Information
Item 1. – Legal Proceedings	19
Item 1A. – Risk Factors	19
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. – Defaults Upon Senior Securities	19
Item 4. – Submission of Matters to a Vote of Security Holders	19
Item 5. – Other Information	20
Item 6. – Exhibits	20

Signatures	21

Exhibit Index	22

Ex. 10.1 Fourth Amendment to Credit Agreement and Third Amendment to Security Agreement by and among Jennifer Convertibles, Inc., Caye Home Furnishings, LLC, Caye Upholstery, LLC and Caye International Furnishings, LLC dated April 3, 2008	23
Ex. 31.1 Certification of Chief Executive Officer	31
Ex. 31.2 Certification of Chief Financial Officer	32
Ex. 32.1 Certification of Principal Executive Officer	33
Ex. 32.2 Certification of Principal Financial Officer	34

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except for share data)

	February 23, 2008
	(Unaudited)	August 25, 2007
ASSETS

Current assets:
Cash and cash equivalents	$ 8,467	$ 8,375
Marketable auction rate securities	525	8,300
Restricted cash	1,100	1,076
Accounts receivable	766	855
Merchandise inventories, net	11,435	14,391
Due from Related Company	3,535	4,834
Prepaid expenses and other current assets	1,532	1,235
Total current assets	27,360	39,066

Marketable auction rate securities	2,950	-
Store fixtures, equipment and leasehold improvements, at cost, net	3,323	3,377
Goodwill	1,650	1,650
Other assets (primarily security deposits)	696	706

	$ 35,979	$ 44,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade (including $902 and $1,317 to a stockholder)	$ 12,033	$ 19,718
Customer deposits	7,752	6,543
Accrued expenses and other current liabilities	3,632	4,183
Due to Related Company	550	550
Deferred rent and allowances - current portion	734	713
Total current liabilities	24,701	31,707

Deferred rent and allowances, net of current portion	2,832	2,948
Obligations under capital leases, net of current portion	161	119
Total liabilities	27,694	34,774

Commitments and contingencies (Notes 9 and 11)

Stockholders' Equity:
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490 shares at February 23, 2008 and August 25, 2007
(liquidation preference $3,245)	-	-
Series B Convertible Preferred - issued and outstanding 47,989 shares at February 23, 2008 and August 25, 2007
(liquidation preference $444)	1	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued and outstanding 7,073,446
shares at February 23, 2008 and August 25, 2007	70	70
Additional paid-in capital	29,616	29,605
Accumulated deficit	(21,402)	(19,651)
	8,285	10,025

	$ 35,979	$ 44,799

See Notes to Consolidated Financial Statements

2

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	February 23,	February 24,	February 23,	February 24,
	2008	2007	2008	2007
Revenue:
Net sales	$ 26,281	$ 30,825	$ 58,520	$ 60,927
Revenue from service contracts	1,663	2,149	3,709	4,211
	27,944	32,974	62,229	65,138

Cost of sales, including store occupancy,
warehousing, delivery and service costs	20,297	23,155	44,285	45,710

Selling, general and administrative expenses	8,740	8,584	19,492	18,804

Depreciation and amortization	261	225	522	448
	29,298	31,964	64,299	64,962

(Loss) income from operations	(1,354)	1,010	(2,070)	176

Interest income	150	199	349	353

Interest expense	(3)	(3)	(6)	(7)

(Loss) income from continuing operations before income taxes	(1,207)	1,206	(1,727)	522

Income tax (benefit) expense	(47)	(31)	6	(1)

(Loss) income from continuing operations	(1,160)	1,237	(1,733)	523

(Loss) income from discontinued operations
(including loss on store closings of $70 for the periods ended in fiscal 2008)	(86)	21	(18)	98

Net (loss) income	$ (1,246)	$ 1,258	$ (1,751)	$ 621

Basic (loss) income per common share:
(Loss) income from continuing operations	$ (0.17)	$ 0.16	$ (0.25)	$ 0.07
(Loss) income from discontinued operations	(0.01)	-	-	0.01
Net (loss) income	$ (0.18)	$ 0.16	$ (0.25)	$ 0.08

Diluted (loss) income per common share:
(Loss) income from continuing operations	$ (0.17)	$ 0.14	$ (0.25)	$ 0.06
(Loss) income from discontinued operations	(0.01)	-	-	0.01
Net (loss) income	$ (0.18)	$ 0.14	$ (0.25)	$ 0.07

Weighted average common shares outstanding	7,073,466	6,838,162	7,073,466	6,821,013

Common shares issuable on conversion of Series A
participating preferred stock	-	924,500	-	924,500

Total weighted average common shares outstanding basic	7,073,466	7,762,662	7,073,466	7,745,513

Effect of potential common share issuance:
Stock options	-	829,330	-	1,040,234
Warrants	-	78,182	-	86,808
Series B convertible preferred stock	-	62,216	-	-

Weighted average common share outstanding diluted	7,073,466	8,732,390	7,073,466	8,872,555

See Notes to Consolidated Financial Statements

3

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Twenty-six weeks ended
	February 23,	February 24,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$ (1,751)	$ 621
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	522	448
Non cash compensation to consultant	11	11
Loss (income) from discontinued operations	18	(98)
Loss on disposal of equipment	39	11
Interest earned on restricted cash	(24)	-
Interest earned on annuity contract	-	(14)
Deferred rent	(75)	29
Changes in operating assets and liabilities, net of effects from discontinued operations:
Merchandise inventories, net	2,843	351
Prepaid expenses and other current assets	(297)	(618)
Accounts receivable	75	(147)
Due from Related Company, net	1,299	159
Other assets	1	17
Accounts payable, trade	(7,684)	390
Customer deposits	1,264	2,461
Accrued expenses and other current liabilities	(572)	(95)
Net cash (used in) provided by operating activities of continuing operations	(4,331)	3,526

Cash flows from investing activities:
Sale of marketable auction rate securities	4,825	-
Capital expenditures	(438)	(733)
Restricted cash	-	790
Net cash provided by investing activities from continuing operations	4,387	57

Cash flows from financing activities:
Proceeds from exercise of stock options	-	160
Principal payments under capital lease obligations	(13)	(12)
Net cash (used in) provided by financing activities from continuing operations	(13)	148

Net increase in cash and cash equivalents from continuing operations	43	3,731

Net increase in cash and cash equivalents from operating activities of discontinued operations	49	157

Cash and cash equivalents at beginning of period	8,375	12,641

Cash and cash equivalents at end of period	$ 8,467	$ 16,529

Supplemental disclosure of cash flow information:

Income taxes paid	$ 293	$ 176

Interest paid	$ 6	$ 7

Obligations incurred under capital lease for equipment	$ 68	$ -

See Notes to Consolidated Financial Statements

4

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Twenty-Six Weeks Ended February 23, 2008

(In thousands, except for share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1:          BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The operating results for the twenty-six week period ended February 23, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2008.

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Twenty-Six Weeks Ended February 23, 2008

(In thousands, except for share amounts)

Marketable securities consist of the following:

	February 23, 2008	August 25, 2007
Current:
Auction rate municipal bonds	$ 525	$ 6,150
Auction market preferred stock	-	2,150
Total	525	8,300

Non-current:
Auction rate municipal bonds	800	-
Auction market preferred stock	2,150	-
Total	2,950	-

Total marketable securities	$ 3,475	$ 8,300

The auction rate securities (“ARS”) held by the Company are marketable securities with maturities ranging from 12 to 39 years for which the interest rates are reset through a Dutch auction every 28 days. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. At August 25, 2007, ARS were viewed by the Company as available to support current operations and accordingly were classified as current assets without regard to contractual maturities.  During the twenty six weeks ended February 23, 2008, the Company sold $4,825 of auction rate municipal bonds at face value; however, as a result of liquidity issues experienced in global credit and capital markets, the remaining ARS held by the Company have experienced multiple failed auctions, beginning in February 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders.

Of the auction rate securities held by the Company on February 23, 2008, $1,325 are auction rate municipal bonds of which $800 are collateralized by student loans, which are insured and guaranteed by the United States Federal Department of Education. The remaining $525 of auction rate municipal bonds were sold at face value in March 2008. The balance of ARS consist of auction market preferred stock issued by closed end mutual funds with a par value of $2,150, of which $2,000 is invested in a fund whose underlying investments consist primarily of a diversified portfolio of preferred securities issued by companies in the banking, utilities, and insurance industries.  Such fund is required to maintain asset coverage of at least 200% with respect to the auction market preferred stock.  If the fund fails to meet this requirement and does not correct such failure, the fund may be required to redeem, in part or in full, the preferred stock at par value plus accumulated and unpaid dividends.  Substantially all of the Company’s ARS carry AAA ratings and have not experienced any payment defaults.  Further, ARS that did not successfully auction reset to maximum interest rates as prescribed in the underlying indenture or prospectus.

Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to the securities in which the Company is invested, the Company believes no impairment has occurred at February 23, 2008, as the Company presently has the ability and the intent to hold these investments long enough to avoid realizing any significant loss. Nonetheless, if uncertainties in the credit and capital markets continue, these markets deteriorate further or there are any ratings downgrades on any ARS the Company holds, or if the Company no longer has the ability to hold these investments, the Company may be required to recognize impairment charges.

As of February 23, 2008, the Company reclassified $2,950 of marketable securities from current assets to non-current assets due to the fact that they are currently not trading, and current conditions in the general debt markets have created uncertainty as to when successful auctions will be reestablished.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Twenty-Six Weeks Ended February 23, 2008

(In thousands, except for share amounts)

NOTE 3:          MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located as follows:

	February 23, 2008	August 25, 2007
Showrooms	$ 5,717	$ 6,130
Warehouses	5,718	8,261
	$ 11,435	$ 14,391

Vendor discounts and allowances in respect of merchandise purchased by the Company are included as a reduction to the cost of inventory on hand and cost of sales upon sale of the merchandise.

NOTE 4:          TRANSACTIONS WITH THE RELATED COMPANY

The consolidated financial statements do not include the results of operations of 22 stores, licensed by the Company, 21 of which are owned and operated by a company (the “Related Company”), which is owned by the estate of a deceased stockholder of the Company who was also the brother-in-law of the Company’s Chairman of the Board and Chief Executive Officer.  The sister of the Company’s CEO is currently acting as the interim president of the Related Company. Nineteen of the 21 stores are located in New York and are on a royalty-free basis.  The Company has no equity interest in the Related Company.

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Related Company:

	Increase (decrease) to Related Line Item in the Consolidated Statements of Operations
	Thirteen weeks ended		Twenty-six weeks ended
	February 23,	February 24,	February 23,	February 24,
	2008	2007	2008	2007
Net Sales:
Royalty income	$ 30	$ 47	$ 70	$ 92
Warehouse fees	281	406	627	805
Delivery charges	783	1,015	1,758	1,917
Total charged to the Related Company	$ 1,094	$ 1,468	$ 2,455	$ 2,814

Revenue from Service Contracts:
Fabric protection fees charged by the Related Company	$ (100)	$ (150)	$ (250)	$ (300)

Selling, General and Administrative Expenses:
Administrative fees paid by the Related Company	$ (27)	$ (28)	$ (55)	$ (54)
Advertising reimbursement paid by the Related Company	(378)	(377)	(755)	(754)
Royalty expense paid to the Related Company	100	100	200	200
Net charged to the Related Company	$ (305)	$ (305)	$ (610)	$ (608)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Twenty-Six Weeks Ended February 23, 2008

(In thousands, except for share amounts)

NOTE 5:          CREDIT FACILITY

In July 2005, the Company entered into a credit facility (the “Credit Facility”) with Caye Home Furnishings, LLC and its affiliates (“Caye”), which is also a vendor of the Company.  Under the Credit Facility, as amended, the Company can draw down up to $11.5 million for the purchase from Caye of merchandise subject to a formula based on eligible accounts receivable, inventory, and cash in deposit accounts.  The borrowings under the Credit Facility are due 105 days from the date goods are received by the Company and bear interest for the period between 75 and 105 days at prime plus 0.75%.  If borrowings are not repaid after 105 days, the interest rate increases to prime plus 2.75%.

The Credit Facility is collateralized by a security interest in all of the Company’s assets, excluding restricted cash and the inventory owned by the Ashley operating segment.  Under the terms of the Credit Facility the Company is required to maintain a fixed charge coverage ratio, as defined, for a trailing four quarter period and a minimum cash balance in deposit accounts.  The Credit Facility also prohibits the Company from incurring certain additional indebtedness, liens, certain guarantees or distributions to common stockholders, limits certain investments, and certain advances or loans and restricts substantial asset sales and capital expenditures.

On October 27, 2006, the terms of the Credit Facility were further amended to permit the Company to open and operate several licensed Ashley Furniture HomeStores in New York and on July 7, 2007, the terms of the Credit Facility were again amended to (1) increase the credit facility from $11.5 million to $13.5 million and (2) reduce the amount required to be maintained in deposit accounts to no less than $1 million (which is classified as restricted cash on the accompanying consolidated balance sheets).

On April 3, 2008, the Company entered into a further amendment to the terms of the Credit Facility to (1) expand the scope of the Credit Facility to include Ashley stores in additional New York metropolitan areas and (2) increase the amount of capital expenditures allowable in certain New York metropolitan areas.

As of February 23, 2008, the Company has satisfied all covenants of the currently existing Credit Facility.

As of February 23, 2008 and August 25, 2007, the Company owed Caye approximately $7,985 and $14,469, respectively, no portion of which exceeded the 75-day payment terms.  Such amounts are included in accounts payable, trade on the accompanying consolidated balance sheets.

NOTE 6:          INCOME TAXES

A valuation allowance has been established to offset the deferred tax asset to the extent that the Company has not determined that it is more likely than not that the future tax benefits will be realized.

The tax provision for the thirteen and twenty-six week periods ended February 23, 2008 and February 24, 2007 consists principally of state income taxes. The Company’s annual effective tax rate, which is used for interim reporting purposes, differs from the federal statutory rate principally due to anticipated utilization of net operating loss carryforwards to offset any taxable income for the 2008 and 2007 fiscal years.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Twenty-Six Weeks Ended February 23, 2008

(In thousands, except for share amounts)

NOTE 7:          STOCK OPTION PLANS

There were no stock options granted to employees during the twenty-six week period ended February 23, 2008 or the year ended August 25, 2007.  Accordingly, there was no employee compensation expense related to stock options or other stock based awards during the periods ended February 23, 2008 and February 24, 2007.

NOTE 8:          DISCONTINUED OPERATIONS

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

During the thirteen week period ended February 23, 2008, the Company closed four stores, one each in Parma, Olmstead and Lyndhurst, Ohio and one store in Georgia, in addition to a previous store closing in Florida during the thirteen-week period ended November 24, 2007.  The operating results of the closed stores in Florida and Georgia were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas.  The operating results of the three closed stores in Ohio were reported as discontinued operations and the results of operations for the periods ended February 24, 2007, have been restated to include these stores as discontinued operations along with 23 stores closed during fiscal 2007.

Revenues from the closed stores reported as discontinued operations amounted to $84 and $496 in the thirteen-week periods ended February 23, 2008 and February 24, 2007, respectively, and $510 and $1,031 in the twenty-six week periods ended February 23, 2008 and February 24, 2007, respectively.  Income (loss) from operations of the closed stores amounted to ($16) and $21 for the thirteen-week periods ended February 23, 2008 and February 24, 2007, respectively, and $52 and $98 in the twenty-six week periods ended February 23, 2008 and February 24, 2007, respectively.  Loss related to store closings for the thirteen and twenty-six-week periods ended February 23, 2008 amounted to $70 consisting of $9 relating to the write-off of store fixtures and leasehold improvements and $61 for lease termination costs.

NOTE 9:          CONTINGENCIES

The Company is not subject to any litigation that it believes will have a significant impact on its financial position or results of operations.

 NOTE 10:        SEGMENT INFORMATION

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Twenty-Six Weeks Ended February 23, 2008

(In thousands, except for share amounts)

Prior to the Trademark Usage Agreement, the Company operated in a single reportable segment, the operation of Jennifer specialty furniture retail stores.  Subsequent thereto, the Company has determined that it has two reportable segments organized by product line: Jennifer–specialty furniture retail stores–and Ashley–a big box, full line home furniture retail store.  There are no inter-company sales between segments.  The Company does not allocate indirect expenses such as compensation to executives and corporate personnel, corporate facility costs, professional fees, information systems, finance, insurance, and other non-operating costs to the individual segments.  These costs apply to all of the Company’s businesses and are reported and evaluated as corporate expenses for segment reporting purposes.

The following tables present segment level financial information for the thirteen-week and twenty-six week periods ended February 23, 2008 and February 24, 2007:

	Thirteen weeks ended		Twenty-six weeks ended
	February 23,	February 24,	February 23,	February 24,
	2008	2007	2008	2007
Revenue:
Jennifer	$25,222	$32,974	$56,884	$65,138
Ashley	2,722	-	5,345	-
Total Consolidated	$27,944	$32,974	$62,229	$65,138

Segment income from continuing
operations before income taxes:
Jennifer	$495	$3,178	$1,652	$4,253
Ashley	318	(115)	464	(115)
Total for Reportable Segments	$813	$3,063	$2,116	$4,138

Reconciliation:

	Thirteen weeks ended		Twenty-six weeks ended
	February 23,	February 24,	February 23,	February 24,
	2008	2007	2008	2007
Profit or loss
Income from continuing operations
before income taxes for reportable segments	$ 813	$ 3,063	$ 2,116	$ 4,138
Corporate expenses and other	(2,020)	(1,857)	(3,843)	(3,616)
Consolidated income (loss) from
continuing operations before income taxes	($1,207)	$1,206	($1,727)	$ 522

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Twenty-Six Weeks Ended February 23, 2008

(In thousands, except for share amounts)

	February 23, 2008	August 25, 2007
Total Assets:
Jennifer	$20,292	$24,576
Ashley	6,258	2,785
Corporate	9,429	17,438
Total Consolidated	$35,979	$44,799

NOTE 11:         COMMITMENTS

On March 10, 2008, Hartsdale entered into a ten-year lease for a new Ashley store located in Patchogue, New York, which provides for increasing annual rentals ranging from $549 to $717, resulting in an aggregate rental obligation amounting to $6,297.

On March 7, 2008, Hartsdale entered into an Inventory Financing Agreement (the “Inventory Financing Agreement”) with GE Commercial Distribution Finance Corporation (“CDF”), pursuant to which CDF may extend credit to or on behalf of Hartsdale from time to time to enable Hartsdale to purchase inventory and for other purposes. Each advance under the Inventory Financing Agreement will be made in accordance with specific financial terms as determined between the parties at the time of such advance. As security for its obligations under the Inventory Financing Agreement, Hartsdale has granted to CDF a security interest in the inventory and all insurance proceeds thereto. In addition, the Company has guaranteed the obligations of Hartsdale under the Inventory Financing Agreement.

The Inventory Financing Agreement will be for an initial term of one year and will automatically renew each year unless terminated by at least thirty (30) days prior written notice by either party.

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

Overview

We are the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofa beds and companion pieces such as loveseats, chairs and recliners.  We also have specialty retail stores that specialize in the sale of leather furniture.  In addition, we have stores that sell both fabric and leather furniture. In May 2007, we opened a full line home furniture retail store that sells products and accessories of Ashley Homestores, Ltd.  We have determined that we have two reportable segments organized by product line: Jennifer–sofabed specialty retail stores– and Ashley–big box, full line home furniture retail stores.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue contributed by each class:

	Thirteen weeks ended		Twenty-six weeks ended
	February 23,	February 24,	February 23,	February 24,
	2008	2007	2008	2007

Merchandise Sales – net and Home Delivery Income	90.1%	89.0%	90.1%	89.2%
Charges to the Related Company	3.9%	4.5%	3.9%	4.3%
Net Sales	94.0%	93.5%	94.0%	93.5%

Revenue from Service Contracts	6.0%	6.5%	6.0%	6.5%

Total Revenue	100.0%	100.0%	100.0%	100.0%

Thirteen-Weeks Ended February 23, 2008 Compared to Thirteen Weeks Ended February 24, 2007

Revenue

Net sales from continuing operations were $26,281,000 and $30,825,000 for the thirteen-week periods ended February 23, 2008 and February 24, 2007, respectively.  Net sales from continuing operations decreased by 14.7%, or $4,544,000 for the thirteen-week period ended February 23, 2008 compared to the thirteen-week period ended February 24, 2007.  We have been negatively impacted by the decline in overall demand within the furniture industry sector due to a poor housing market.

Revenue from service contracts from continuing operations decreased by 22.6% in the thirteen-week period ended February 23, 2008 to $1,663,000, from $2,149,000 for the thirteen-week period ended February 24, 2007.  The decrease was primarily attributable to fewer merchandise sales during the thirteen-week period ended February 23, 2008, compared to the same period ended February 24, 2007.

Same store sales (sales at those stores open for the entire current and prior comparable periods) decreased 24.4% for the thirteen weeks ended February 23, 2008, compared to the same period ended February 24, 2007.  One store relocated during the thirteen weeks ended February 23, 2008.  Total square footage leased increased by 4,175 square feet or 0.6%.

Cost of Sales

Cost of sales, as a percentage of revenue for the thirteen-week period ended February 23, 2008, was 72.6% compared to 70.2% for the same period ended February 24, 2007.  Cost of sales from continuing operations decreased to $20,297,000 for the thirteen weeks ended February 23, 2008, from $23,155,000 for the thirteen weeks ended February 24, 2007.

Cost of sales is comprised of five categories: Cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

The increase in the percentage of cost of sales is due to warehouse expenses and occupancy costs being spread over a decreased revenue base.

Cost of sales for the thirteen-week period ended February 23, 2008 includes an increase of $95,000 in occupancy costs related to our Ashley operating segment.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $8,740,000 (31.3% as a percentage of revenue) and $8,584,000 (26.0% as a percentage of revenue) during the thirteen-week periods ended February 23, 2008 and February 24, 2007, respectively.

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

Compensation expense decreased $80,000 during the thirteen-week period ended February 23, 2008 compared to the same period ended February 24, 2007.  This decrease was primarily attributable to lower sales volume, which resulted in lower compensation expense to salespersons in the form of commissions and bonuses.

Advertising expense increased $83,000 during the thirteen-week period ended February 23, 2008 compared to the same period ended February 24, 2007.

Finance fees decreased $54,000 during the thirteen-week period ended February 23, 2008 compared to the same period ended February 24, 2007.

Other administrative costs increased $207,000 during the thirteen-week period ended February 23, 2008 compared to the same period ended February 24, 2007.

Selling, general and administrative expenses for the thirteen-week period ended February 23, 2008 includes an increase of $689,000 consisting of compensation, advertising, finance fees and other administrative costs related to our Ashley operating segment.

Income (Loss) from Continuing Operations

The income (loss) from continuing operations was ($1,160,000) and $1,237,000 for the thirteen-week periods ended February 23, 2008 and February 24, 2007, respectively.  The loss from continuing operations for the thirteen-week period ended February 23, 2008 includes income of $318,000 related to our Ashley segment.

During the thirteen week period ended February 23, 2008, we closed three stores in Ohio and one store in Georgia, in addition to a previous store closing in Florida during the thirteen-week period ended November 24, 2007.  The operating results of the closed stores in Florida and Georgia were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas.  The operating results of the three stores closed in Ohio were reported as discontinued operations, along with 23 stores closed in previous fiscal years reported as discontinued operations.  Revenues from the closed stores reported as discontinued operations amounted to $84,000 and $496,000 in the thirteen week periods ended February 23, 2008 and February 24, 2007, respectively.  Income (loss) from discontinued operations amounted to ($16,000) and $21,000 in the thirteen-week periods ended February 23, 2008 and February 24, 2007, respectively.  Loss related to store closings approximated $70,000 and $0 in the thirteen-week periods ended February 23, 2008 and February 24, 2007, respectively.

Twenty-six Weeks Ended February 23, 2008 Compared to Twenty-six Weeks Ended February 24, 2007

Revenue

Net sales from continuing operations were $58,520,000 and $60,927,000 for the twenty-six week periods ended February 23, 2008 and February 24, 2007, respectively.  Net sales from continuing operations decreased by 4.0%, or $2,407,000, for the twenty-six week period ended February 23, 2008 compared to the same period ended February 24, 2007.  The decrease in net sales is attributable to a decline in overall demand within the furniture industry sector due to a poor housing market.

Revenue from service contracts from continuing operations decreased by 11.9% during the twenty-six week period ended February 23, 2008 to $3,709,000, from $4,211,000 for the twenty-six week period ended February 24, 2007. Such a decrease is primarily attributable to fewer merchandise sales during the twenty-six week period ended February 23, 2008, compared to the same period ended February 24, 2007.

Same store sales (sales at those stores open for the entire current and prior comparable periods) decreased 13.7% for the twenty-six weeks ended February 23, 2008, compared to the same period ended February 24, 2007.  One store relocated during the twenty-six weeks ended February 23, 2008.  Total square footage leased increased by 4,175 square feet or 0.6%.

Cost of Sales

Cost of sales, as a percentage of revenue for the twenty-six week period ended February 23, 2008, was 71.2% compared to 70.2% for the same period ended February 24, 2007.  Cost of sales from continuing operations decreased to $44,285,000 for the twenty-six weeks ended February 23, 2008, from $45,710,000 for the twenty-six weeks ended February 24, 2007.

Cost of sales is comprised of five categories: Cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

The increase in the percentage of cost of sales is due to warehouse expenses and occupancy costs being spread over a decreased revenue base.

Cost of sales for the twenty-six week period ended February 23, 2008 includes an increase of $347,000 in occupancy costs related to our Ashley operating segment.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $19,492,000 (31.3% as a percentage of revenue) and $18,804,000 (28.9% as a percentage of revenue) during the twenty-six week periods ended February 23, 2008 and February 24, 2007, respectively.

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

Compensation expense increased $327,000 during the twenty-six week period ended February 23, 2008 compared to the same period ended February 24, 2007.  This increase is primarily attributable to higher sales volume in the Ashley segment that resulted in higher compensation expense to salespersons in the form of commissions and bonuses.

Advertising expense increased $236,000 during the twenty-six week period ended February 23, 2008 compared to the same period ended February 24, 2007.  Advertising expense decreased by $428,000 for the Jennifer segment and increased by $664,000 for the Ashley segment.  The decrease for the Jennifer segment was a result of a reduction in marketing due to unfavorable advertising rates.

Finance fees decreased $86,000 during the twenty-six week period ended February 23, 2008 compared to the same period ended February 24, 2007.

Other administrative costs increased $211,000 during the twenty-six week period ended February 23, 2008 compared to the same period ended February 24, 2007.

Selling, general and administrative expenses for the twenty-six week period ended February 23, 2008 includes an increase of $1,479,000 consisting of compensation, advertising, finance fees and other administrative costs related to of our Ashley operating segment.

Income (Loss) from Continuing Operations

The income (loss) from continuing operations was ($1,733,000) and $523,000 for the twenty-six week periods ended February 23, 2008 and February 24, 2007, respectively.  The loss from continuing operations for the twenty-six week period ended February 23, 2008 includes income of $464,000 related to our Ashley segment.

During the thirteen week period ended February 23, 2008, we closed three stores in Ohio and one store in Georgia, in addition to a previous store closing in Florida during the thirteen-week period ended November 24, 2007.  The operating results of the closed stores in Florida and Georgia were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas.  The operating results of the three stores closed in Ohio were reported as discontinued operations, along with 23 stores closed in previous fiscal years reported as discontinued operations.  Revenues from the closed stores reported as discontinued operations amounted to $510,000 and $1,031,000 in the twenty-six week periods ended February 23, 2008 and February 24, 2007, respectively.  Income (loss) from discontinued operations amounted to $52,000 and $98,000 in the twenty-six week periods ended February 23, 2008 and February 24, 2007, respectively.  Loss related to store closings approximated $70,000 and $0 in the twenty-six week periods ended February 23, 2008 and February 24, 2007, respectively.

Liquidity and Capital Resources

As of February 23, 2008, we had an aggregate working capital of $2,659,000 compared to an aggregate working capital of $7,359,000 at August 25, 2007 and had available cash and cash equivalents of $8,467,000 compared to $8,375,000 at August 25, 2007.  The decrease in the total of cash and cash equivalents and the decrease in working capital is a result of loss from operations.

The weighted average interest rate on our short-term borrowings is 8.7% at February 23, 2008.

Starting in 1995, we entered into agreements with a related company that permit us to offset our current monthly obligations to one another for an amount up to $1,000,000.  Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of 85 days, all obligations of the related company and the unconsolidated licensees due as of February 23, 2008, were paid.

On July 11, 2005, we entered into a Credit Agreement (the “Credit Agreement) and a Security Agreement (the “Security Agreement”) with Caye Home Furnishings, LLC (“Agent”), Caye Upholstery, LLC and Caye International Furnishings, LLC (collectively, “Caye”).  Under the Credit Agreement, as amended, Caye agrees to make available to us a credit facility of up to $11.5 million, effectively extending Caye’s payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods.  The amount available under this facility may be reduced in the event that we do not maintain a specified level of eligible accounts receivable, eligible inventory and cash in deposit accounts.  We must pay each extension of credit under the Credit Agreement within 105 days after receipt of goods.  For the period between 75 and 105 days after receipt of goods, the annual interest rate will be the prime rate plus 0.75%.  If any extensions of credit were not repaid after 105 days, the interest rate would be the prime rate plus 2.75%.

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

On October 27, 2006, we entered into the Second Amendment to the Credit Agreement and First Amendment to Security Agreement with Caye, pursuant to which such agreements were amended to permit us to open and operate several licensed Ashley Furniture HomeStores in New York.

On July 7, 2007, we entered into the Third Amendment to the Credit Agreement and Second Amendment to Security Agreement with Caye, pursuant to which such agreements were amended to (1) increase our credit facility from $11.5 million to $13.5 million and (2) reduce the amount required to be maintained by us in the Restricted Deposit Account to a balance no less at all times from $2 million to $1 million.

On April 3, 2008, we entered into a Fourth Amendment to Credit Agreement and Third Amendment to Security Agreement, pursuant to which such agreements were amended to (1) expand the scope of the Credit  Agreement and the Security Agreement to include Ashley stores in additional New York metropolitan areas and (2) increase the amount of capital expenditures allowable in certain New York metropolitan areas.

We have satisfied all covenants as per the terms of the Credit Facility and the amendments to the Credit Agreement and Security Agreement.

As of February 23, 2008, we owed Caye approximately $7,985,000, no portion of which exceeded the 75-day payment terms.

We closed five stores during the twenty-six weeks ended February 23, 2008. We spent $438,000 for capital expenditures from continuing operations during such twenty-six week period and we anticipate capital expenditures approximating $1,500,000 during the balance of fiscal 2008 to support the maintenance of existing facilities and new store locations in connection with the Trademark Usage Agreement with Ashley.  We do not anticipate needing outside financing for such expansion.

We anticipate generating positive operating cash flow for the twelve months ending February 28, 2009.  In the opinion of management, cash on hand and cash flow from operations will be adequate to fund operations during the current fiscal year.

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

 Changes in Internal Controls

                There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our fiscal quarter ended February 23, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                    None.

Item 3.              Defaults Upon Senior Securities.

                                    None.

Item 4.              Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders, which was held on February 5, 2008, our stockholders:

(1)        Elected five nominees for directors to serve for a term ending in 2009;

Ratified the appointment of Eisner LLP as our independent registered public accountants for the fiscal year ending August 30, 2008.

The following tables show the common stock votes cast with respect to the proposals identified above:

Proposal 1 Election of Directors:	For	Withheld Authority
Harley J. Greenfield	6,125,433	15,529
Edward G. Bohn	6,121,648	19,314
Kevin J. Coyle	6,127,418	13,544
Rami Abada	6,122,259	18,703
Mark Berman	6,127,418	13,544
Total All Directors	30,624,176	80,634

Proposal 2	For	Against	Abstentions
Appointment of Eisner LLP	6,089,073	51,589	300

Item  5. Other Information.

On April 3, 2008, we entered into a Fourth Amendment to Credit Agreement and Third Amendment to Security Agreement (the “Amendment to Credit Agreement and Security Agreement”), pursuant to which the Credit Agreement and the Security Agreement were amended to (1) expand the scope of the Credit Agreement and the Security Agreement to include Ashley stores in additional New York metropolitan areas and (2) increase the amount of capital expenditures allowable in certain New York metropolitan areas.

The description of the Amendment to Credit Agreement and Security Agreement set forth herein does not purport to be complete and is qualified in its entirety by the full text of the Amendment to Credit Agreement and Security Agreement, which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item  6. Exhibits.

(a)    Exhibits filed with this report:

10.1      Fourth Amendment to Credit Agreement and Third Amendment to Security Agreement by and among Jennifer Convertibles, Inc., Caye Home Furnishings, LLC, Caye Upholstery, LLC and Caye International Furnishings, LLC dated April 3, 2008.

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

32.1      Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

JENNIFER CONVERTIBLES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Woodbury, State of New York, on this 8th day of April, 2008.

                                                                                                        JENNIFER CONVERTIBLES, INC.

April 8, 2008                                                                 By:       /s/Harley J. Greenfield

                                                                                                        Harley J. Greenfield, Chairman of the

                                                                                                        Board and Chief Executive Officer

April 8, 2008                                                                 By:       /s/Rami Abada

                                                                                                        Rami Abada, Chief Financial Officer

                                                                                                        and Chief Operating Officer

EXHIBIT INDEX

EXHIBIT

NUMBER                                                 DESCRIPTION

10.1                                                      Fourth Amendment to Credit Agreement and Third Amendment to

                                                              Security Agreement by and among Jennifer Convertibles, Inc., Caye

                                                              Home Furnishings, LLC, Caye Upholstery, LLC and Caye International

                                                              Furnishings, LLC dated April 3, 2008. *

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