Form 10-Q
period 2008-05-24
JENNIFER CONVERTIBLES INC
filed 2008-07-08
CIK 806817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 24, 2008

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

417 Crossways Park Drive, Woodbury, New York                                                               11797

(Address of principal executive offices)                                                                            (Zip Code)

Registrant's telephone number, including area code:                                                      (516) 496-1900

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

Yes [  ]      No [X]

As of July 7, 2008, 7,073,466 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except for share data)

	May 24, 2008
	(Unaudited)	August 25, 2007
ASSETS

Current assets:
Cash and cash equivalents	$ 9,210	$ 8,375
Marketable auction rate securities	125	8,300
Restricted cash	1,108	1,076
Accounts receivable	974	855
Merchandise inventories, net	11,886	14,391
Due from Related Company	4,153	4,834
Prepaid expenses and other current assets	1,479	1,235
Total current assets	28,935	39,066

Marketable auction rate securities	1,400	-
Store fixtures, equipment and leasehold improvements, at cost, net	3,214	3,377
Goodwill	1,650	1,650
Other assets (primarily security deposits)	695	706

	$ 35,894	$ 44,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade (including $1,169 and $1,317 to a stockholder)	$ 14,053	$ 19,718
Customer deposits	6,550	6,543
Accrued expenses and other current liabilities	3,513	4,183
Due to Related Company	500	550
Deferred rent and allowances - current portion	660	713
Total current liabilities	25,276	31,707

Deferred rent and allowances, net of current portion	2,889	2,948
Obligations under capital leases, net of current portion	150	119
Total liabilities	28,315	34,774

Commitments (Note 10)

Stockholders' Equity:
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490 shares at May 24, 2008 and August 25, 2007
(liquidation preference $3,245)	-	-
Series B Convertible Preferred - issued and outstanding 47,989 shares at May 24, 2008 and August 25, 2007
(liquidation preference $444)	1	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued and outstanding 7,073,466
shares at May 24, 2008 and August 25, 2007	70	70
Additional paid-in capital	29,621	29,605
Accumulated deficit	(22,113)	(19,651)
	7,579	10,025

	$ 35,894	$ 44,799

See Notes to Consolidated Financial Statements

2

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	May 24,	May 26,	May 24,	May 26,
	2008	2007	2008	2007
Revenue:
Net sales	$ 26,755	$ 30,343	$ 84,784	$ 90,790
Revenue from service contracts	1,674	2,193	5,337	6,351
	28,429	32,536	90,121	97,141

Cost of sales, including store occupancy,
warehousing, delivery and service costs	20,280	22,057	64,172	67,385

Selling, general and administrative expenses	8,641	8,713	27,857	27,216

Depreciation and amortization	249	229	758	665

	29,170	30,999	92,787	95,266

(Loss) income from operations	(741)	1,537	(2,666)	1,875

Interest income	102	187	451	541

Interest expense	(5)	(4)	(11)	(11)

(Loss) income from continuing operations before income taxes	(644)	1,720	(2,226)	2,405

Income tax expense	-	45	6	44

(Loss) income from continuing operations	(644)	1,675	(2,232)	2,361

Loss from discontinued operations
(including loss on store closings of $19 and $89 for the thirteen
and thirty-nine weeks ended in fiscal 2008, respectively)	(67)	(66)	(230)	(131)

Net (loss) income	$ (711)	$ 1,609	$ (2,462)	$ 2,230

Basic (loss) income per common share:
(Loss) income from continuing operations	$ (0.09)	$ 0.21	$ (0.32)	$ 0.30
Loss from discontinued operations	(0.01)	(0.01)	(0.03)	(0.02)
Net (loss) income	$ (0.10)	$ 0.20	$ (0.35)	$ 0.28

Diluted (loss) income per common share:
(Loss) income from continuing operations	$ (0.09)	$ 0.19	$ (0.32)	$ 0.27
Loss from discontinued operations	(0.01)	(0.01)	(0.03)	(0.02)
Net (loss) income	$ (0.10)	$ 0.18	$ (0.35)	$ 0.25

Weighted average common shares outstanding	7,073,466	6,925,320	7,073,466	6,856,009

Common shares issuable on conversion of Series A
participating preferred stock	-	924,500	-	924,500

Total weighted average common shares outstanding basic	7,073,466	7,849,820	7,073,466	7,780,509

Effect of potential common share issuance:
Stock options	-	604,768	-	837,917
Warrants	-	73,384	-	83,352
Series B convertible preferred stock	-	-	-	-

Weighted average common share outstanding diluted	7,073,466	8,527,972	7,073,466	8,701,778

See Notes to Consolidated Financial Statements

3

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Thirty-nine weeks ended
	May 24,	May 26,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$ (2,462)	$ 2,230
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	758	665
Non cash compensation to consultant	16	16
Loss from discontinued operations	230	131
Loss on disposal of equipment	58	11
Interest earned on restricted cash	(32)	-
Interest earned on annuity contract	-	(16)
Deferred rent	(86)	80
Changes in operating assets and liabilities, net of effects from discontinued operations:
Merchandise inventories, net	2,254	151
Prepaid expenses and other current assets	(243)	(267)
Accounts receivable	(155)	(277)
Due from Related Company, net	631	24
Other assets	1	18
Accounts payable, trade	(5,665)	(2,025)
Customer deposits	146	1,434
Accrued expenses and other current liabilities	(699)	(463)
Net cash (used in) provided by operating activities of continuing operations	(5,248)	1,712

Cash flows from investing activities:
Capital expenditures	(598)	(1,319)
Sale of marketable auction rate securities	6,775	-
Purchase of marketable auction rate securities	-	(3,150)
Proceeds from redemption of annuity contract	-	951
Restricted cash	-	790
Net cash provided by (used in) investing activities of continuing operations	6,177	(2,728)

Cash flows from financing activities:
Principal payments under capital lease obligations	(23)	(19)
Proceeds from exercise of stock options	-	527
Dividends on Series B convertible preferred stock	-	(48)
Other distributions in connection with conversion of Series B convertible preferred stock	-	(4)
Net cash (used in) provided by financing activities of continuing operations	(23)	456

Net increase (decrease) in cash and cash equivalents from continuing operations	906	(560)

Net decrease in cash and cash equivalents from operating activities of discontinued operations	(71)	(34)

Cash and cash equivalents at beginning of period	8,375	7,641

Cash and cash equivalents at end of period	$ 9,210	$ 7,047

Supplemental disclosure of cash flow information:

Income taxes paid	$ 388	$ 336

Interest paid	$ 12	$ 11

Obligations incurred under capital lease for equipment	$ 68	$ 151

See Notes to Consolidated Financial Statements

4

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-nine Weeks Ended May 24, 2008

(In thousands, except for share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1:           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The operating results for the thirty-nine week period ended May 24, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2008.

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

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date.  The Company’s marketable securities have been classified and accounted for as available-for-sale.  Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, if significant, net of related income taxes, in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until realized.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-nine Weeks Ended May 24, 2008

(In thousands, except for share amounts)

Marketable securities consist of the following:

	May 24,	August 25,
	2008	2007
Current:
Auction rate municipal bonds	$ -	$ 6,150
Auction market preferred stock	125	2,150
Total	125	8,300

Non-current:
Auction rate municipal bonds	800	-
Auction market preferred stock	600	-
Total	1,400	-

Total marketable securities	$ 1,525	$ 8,300

The auction rate securities (“ARS”) held by the Company are marketable securities with maturities ranging from 12 to 39 years for which the interest rates are reset through a Dutch auction every 28 days. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. At August 25, 2007, ARS were viewed by the Company as available to support current operations and accordingly were classified as current assets without regard to contractual maturities.  During the thirty-nine weeks ended May 24, 2008, the Company sold $5,350 of auction rate municipal bonds and $1,425 of auction market preferred stock at face value; however, as a result of liquidity issues experienced in global credit and capital markets, the remaining ARS held by the Company have experienced multiple failed auctions, beginning in February 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders.

Of the auction rate securities held by the Company on May 24, 2008, $800 are auction rate municipal bonds collateralized by student loans, which are insured and guaranteed by the United States Federal Department of Education. The balance of ARS consist of auction market preferred stock issued by closed end mutual funds with a par value of $725, of which $575is invested in a fund whose underlying investments consist primarily of a diversified portfolio of preferred securities issued by companies in the banking, utilities, and insurance industries.  Such fund is required to maintain asset coverage of at least 200% with respect to the auction market preferred stock.  If the fund fails to meet this requirement and does not correct such failure, the fund may be required to redeem, in part or in full, the preferred stock at par value plus accumulated and unpaid dividends.  Substantially all of the Company’s ARS carry AAA ratings and have not experienced any payment defaults.  Further, ARS that did not successfully auction reset to maximum interest rates as prescribed in the underlying indenture or prospectus.

Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to the securities in which the Company is invested, the Company believes no impairment has occurred at May 24, 2008, as the Company presently has the ability and the intent to hold these investments long enough to avoid realizing any significant loss. Nonetheless, if uncertainties in the credit and capital markets continue, these markets deteriorate further or there are any ratings downgrades on any ARS the Company holds, or if the Company no longer has the ability to hold these investments, the Company may be required to recognize impairment charges.

As of May 24, 2008, the Company reclassified $1,400 of marketable securities from current assets to non-current assets due to the fact that they are currently not trading, and current conditions in the general debt markets have created uncertainty as to when successful auctions will be reestablished.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-nine Weeks Ended May 24, 2008

(In thousands, except for share amounts)

NOTE 3:           MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located as follows:

	May 24,	August 25,
	2008	2007
Showrooms	$ 5,912	$ 6,130
Warehouses	5,974	8,261
	$ 11,886	$ 14,391

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

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Related Company:

	Increase (decrease) to Related Line Item in the
	Consolidated Statements of Operations
	Thirteen weeks ended		Thirty-nine weeks ended
	May 24,	May 26,	May 24,	May 26,
	2008	2007	2008	2007
Net Sales:
Royalty income	$ 38	$ 40	$ 108	$ 132
Warehouse fees	333	554	960	1,359
Delivery charges	872	1,121	2,630	3,038
Total charged to the Related Company	$ 1,243	$ 1,715	$ 3,698	$ 4,529

Revenue from Service Contracts:
Fabric protection fees charged by the Related Company	$ (100)	$ (100)	$ (350)	$ (400)

Selling, General and Administrative Expenses:
Administrative fees paid by the Related Company	$ (28)	$ (28)	$ (83)	$ (82)
Advertising reimbursement paid by the Related Company	(377)	(377)	(1,132)	(1,131)
Royalty expense paid to the Related Company	100	100	300	300
Net charged to the Related Company	$ (305)	$ (305)	$ (915)	$ (913)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-nine Weeks Ended May 24, 2008

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

The Credit Facility is collateralized by a security interest in all of the Company’s assets, excluding restricted cash and the inventory owned by the Ashley operating segment.  Under the terms of the Credit Facility, the Company is required to maintain a fixed charge coverage ratio, as defined, for a trailing four quarter period and a minimum cash balance in deposit accounts.  The Credit Facility also prohibits the Company from incurring certain additional indebtedness, liens, certain guarantees or distributions to common stockholders, limits certain investments and certain advances or loans and restricts substantial asset sales and capital expenditures.

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

As of May 24, 2008, the Company has satisfied all covenants of the currently existing Credit Facility, except for the fixed charge ratio for which it obtained a waiver.

As of May 24, 2008 and August 25, 2007, the Company owed Caye approximately $9,805 and $14,469, respectively, no portion of which exceeded the 75-day payment terms.  Such amounts are included in accounts payable, trade on the accompanying consolidated balance sheets.

NOTE 6:           INCOME TAXES

A valuation allowance has been established to offset the deferred tax asset to the extent that the Company has not determined that it is more likely than not that the future tax benefits will be realized.

Minimum and franchise taxes are included in selling, general and administrative expenses. Income tax expense consists principally of state income taxes. The Company’s annual effective tax rate, which is used for interim reporting purposes, differs from the federal statutory rate principally due to anticipated utilization of net operating loss carryforwards to offset any taxable income for the 2008 and 2007 fiscal years.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-nine Weeks Ended May 24, 2008

(In thousands, except for share amounts)

Effective August 26, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an Interpretation of FASB Statement No. 109)” (“FIN 48”).  This interpretation was issued in July 2006 to clarify the uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As required by FIN 48, the Company applied the “more-likely-than-not” recognition threshold to all tax provisions, commencing at the adoption date, which resulted in no unrecognized tax benefits as of such date or May 24, 2008.  Accordingly the adoption of FIN 48 had no effect on the Company’s fiscal 2008 financial statements.  Pursuant to FIN 48, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expense, in the consolidated statement of operations.

The Company files income tax returns in the U.S. federal jurisdiction and various states.  For federal income tax purposes, the 2006 through 2007 tax years remain open for examination by the tax authorities under the normal three year statute of limitations.  For state tax purposes, the 2004 through 2007 tax years remain open for examination by the tax authorities under a four year statute of limitations.

NOTE 7:           STOCK OPTION PLANS

There were no stock options granted to employees during the thirty-nine week period ended May 24, 2008 or the year ended August 25, 2007 and there was no employee compensation expense related to stock options or other stock based awards during the periods ended May 24, 2008 and May 26, 2007.

NOTE 8:           DISCONTINUED OPERATIONS

During fiscal year 2008, the Company has closed nine stores and does not anticipate closing any additional stores.  In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), as stores are closed, their results are reported as discontinued operations in the consolidated statement of operations for the current and prior periods, except for those stores where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area.

During the thirteen week period ended May 24, 2008, the Company closed four stores, one each in Mentor, Shaker Heights and Strongsville, Ohio and one store in New York City, in addition to five previous store closings, three in Ohio, one in Georgia and one in Florida during the twenty-six week period ended February 23, 2008.  The operating results of the closed stores in Florida, Georgia and New York were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas.  The operating results of the six closed stores in Ohio were reported as discontinued operations and the results of operations for the periods ended May 26, 2007, have been restated to include these stores as discontinued operations.

Revenues from the closed stores reported as discontinued operations amounted to $261 and $734 in the thirteen-week periods ended May 24, 2008 and May 26, 2007, respectively, and $1,309 and $2,298 in the thirty-nine week periods ended May 24, 2008 and May 26, 2007, respectively.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-nine Weeks Ended May 24, 2008

(In thousands, except for share amounts)

Loss related to store closings consist of the following:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 24,	May 26,	May 24,	May 26,
	2008	2007	2008	2007

Write-off of store fixtures and leasehold
improvements	$ 9	$ -	$ 18	$ -
Lease termination costs	10	-	71	-

Total loss on store closings	$ 19	$ -	$ 89	$ -

  NOTE 9:          SEGMENT INFORMATION

On October 27, 2006, the Company’s wholly-owned subsidiary, Hartsdale Convertibles, Inc. (“Hartsdale”), entered into the Ashley Homestores, Ltd. Trademark Usage Agreement (the “Trademark Usage Agreement”) with Ashley Homestores, Ltd. (“Ashley”), pursuant to which Hartsdale was granted a five-year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories.  During the five-year term of the Trademark Usage Agreement, Hartsdale will use its best efforts to solicit sales of Ashley products and accessories at the authorized location, and in consultation with Ashley, develop annual sales goals and marketing objectives reasonably designed to assure maximum sales and market penetration of the Ashley products and accessories in the licensed territory.  The Company has guaranteed the obligations of Hartsdale under the Trademark Usage Agreement.  On May 26, 2007, the Company opened its initial Ashley Furniture HomeStore and on May 7, 2008,  opened its second Ashley store.

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

The following tables present segment level financial information for the thirteen-week and thirty-nine week periods ended May 24, 2008 and May 26, 2007:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 24,	May 26,	May 24,	May 26,
	2008	2007	2008	2007
Revenue:
Jennifer	$ 25,753	$ 32,535	$ 82,100	$ 97,140
Ashley	2,676	1	8,021	1
Total Consolidated	$ 28,429	$ 32,536	$ 90,121	$ 97,141

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-nine Weeks Ended May 24, 2008

(In thousands, except for share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	May 24,	May 26,	May 24,	May 26,
	2008	2007	2008	2007
Segment income (loss) from continuing
operations before income taxes:
Jennifer	$ 901	$ 3,732	$ 2,699	$ 8,148
Ashley	129	(323)	593	(438)
Total for Reportable Segments	$ 1,030	$ 3,409	$ 3,292	$ 7,710

Reconciliation:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 24,	May 26,	May 24,	May 26,
	2008	2007	2008	2007
Profit or loss
Income from continuing operations
before income taxes for reportable segments	$ 1,030	$ 3,409	$ 3,292	$ 7,710
Corporate expenses and other	(1,674)	(1,689)	(5,518)	(5,305)
Consolidated income (loss) from
continuing operations before income taxes	$ (644)	$ 1,720	$ (2,226)	$ 2,405

	May 24,	August 25,
	2008	2007
Total Assets:
Jennifer	$ 21,067	$ 24,576
Ashley	4,681	2,785
Corporate	10,146	17,438
Total Consolidated	$ 35,894	$ 44,799

NOTE 10:         COMMITMENTS

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-nine Weeks Ended May 24, 2008

(In thousands, except for share amounts)

The Inventory Financing Agreement will be for an initial term of one year and will automatically renew each year unless terminated by at least thirty (30) days prior written notice by either party.  Subsequent to March 2008, CDF made a corporate decision to discontinue financing to the furniture industry. As a result, on April 29, 2008, the Company and CDF terminated the agreement effective June 29, 2008.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofa beds and companion pieces such as loveseats, chairs and recliners.  We also have specialty retail stores that specialize in the sale of leather furniture.  In addition, we have stores that sell both fabric and leather furniture. During May 2008 and 2007, we opened full line home furniture retail stores that sell products and accessories of Ashley Homestores, Ltd.  We have determined that we have two reportable segments organized by product line: Jennifer–sofabed specialty retail stores– and Ashley–big box, full line home furniture retail stores.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue contributed by each class:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 24,	May 26,	May 24,	May 26,
	2008	2007	2008	2007

Merchandise Sales – net and
Home Delivery Income	89.7%	88.0%	90.0%	88.8%
Charges to the Related Company	4.4%	5.3%	4.1%	4.7%
Net Sales	94.1%	93.3%	94.1%	93.5%

Revenue from Service Contracts	5.9%	6.7%	5.9%	6.5%

Total Revenue	100.0%	100.0%	100.0%	100.0%

Thirteen-Weeks Ended May 24, 2008 Compared to Thirteen Weeks Ended May 26, 2007

Revenue

Net sales from continuing operations were $26,755,000 and $30,343,000 for the thirteen-week periods ended May 24, 2008 and May 26, 2007, respectively.  Net sales from continuing operations decreased by 11.8%, or $3,588,000 for the thirteen-week period ended May 24, 2008 compared to the thirteen-week period ended May 26, 2007.  We have been negatively impacted by the decline in overall demand within the furniture industry sector due to a poor housing market and an overall weak U.S. economy.

Revenue from service contracts from continuing operations decreased by 23.7% in the thirteen-week period ended May 24, 2008 to $1,674,000, from $2,193,000 for the thirteen-week period ended May 26, 2007.  The decrease was primarily attributable to fewer merchandise sales during the thirteen-week period ended May 24, 2008, compared to the same period ended May 26, 2007.

Same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased 19.8% for the thirteen weeks ended May 24, 2008, compared to the same period ended May 26, 2007.  Not included in same store sales are two stores that combined through an expansion during the thirteen weeks ended May 24, 2008.  These two expanded stores did not have a material change in square footage. No stores relocated during the thirteen weeks ended May 24, 2008.  We did not decrease our square footage in any of our existing Jennifer segment stores during thirteen weeks ended May 24, 2008.

Cost of Sales

Cost of sales, as a percentage of revenue for the thirteen-week period ended May 24, 2008, was 71.3% compared to 67.8% for the same period ended May 26, 2007.  Cost of sales from continuing operations decreased to $20,280,000 for the thirteen weeks ended May 24, 2008, from $22,057,000 for the thirteen weeks ended May 26, 2007.

Cost of sales is comprised of five categories: Cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

The increase in the percentage of cost of sales is due to warehouse expenses and occupancy costs being spread over a decreased revenue base.

Cost of sales for the thirteen-week period ended May 24, 2008 includes an increase of $156,000 in occupancy costs related to our Ashley operating segment.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $8,641,000 (30.4% as a percentage of revenue) and $8,713,000 (26.8% as a percentage of revenue) during the thirteen-week periods ended May 24, 2008 and May 26, 2007, respectively.

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

Compensation expense decreased $132,000 during the thirteen-week period ended May 24, 2008 compared to the same period ended May 26, 2007.  This decrease was primarily attributable to lower sales volume, which resulted in lower compensation expense to salespersons in the form of commissions and bonuses.

Advertising expense increased $69,000 during the thirteen-week period ended May 24, 2008 compared to the same period ended May 26, 2007.  Advertising expense decreased by $186,000 for the Jennifer segment and increased by $255,000 for the Ashley segment.  The decrease for the Jennifer segment was a result of a reduction in marketing due to unfavorable advertising rates.

Finance fees decreased $43,000 during the thirteen-week period ended May 24, 2008 compared to the same period ended May 26, 2007.

Other administrative costs increased $34,000 during the thirteen-week period ended May 24, 2008 compared to the same period ended May 26, 2007.

Selling, general and administrative expenses for the thirteen-week period ended May 24, 2008 includes an increase of $582,000 consisting of compensation, advertising, finance fees and other administrative costs related to our Ashley operating segment and a decrease of $654,000 for the Jennifer segment.

Income (Loss) from Continuing Operations

The income (loss) from continuing operations was ($644,000) and $1,675,000 for the thirteen-week periods ended May 24, 2008 and May 26, 2007, respectively.  The loss from continuing operations for the thirteen-week period ended May 24, 2008 includes income of $129,000 related to our Ashley segment.

During the thirteen week period ended May 24, 2008, we closed four stores, three stores in Ohio and one store in New York, in addition to five previous store closings, three in Ohio, one in Georgia and one in Florida during the twenty-six week period ended February 23, 2008.  The operating results of the closed stores in Florida, Georgia and New York were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas.  The operating results of the six stores closed in Ohio were reported as discontinued operations.  Revenues from the closed stores reported as discontinued operations amounted to $261,000 and $734,000 in the thirteen week periods ended May 24, 2008 and May 26, 2007, respectively.  Loss from discontinued operations amounted to $67,000 and $66,000 in the thirteen-week periods ended May 24, 2008 and May 26, 2007, respectively.  Loss related to store closings approximated $19,000 and $0 in the thirteen-week periods ended May 24, 2008 and May 26, 2007, respectively.

Thirty-nine Weeks Ended May 24, 2008 Compared to Thirty-nine Weeks Ended May 26, 2007

Revenue

Net sales from continuing operations were $84,784,000 and $90,790,000 for the thirty-nine week periods ended May 24, 2008 and May 26, 2007, respectively.  Net sales from continuing operations decreased by 6.6%, or $6,006,000, for the thirty-nine week period ended May 24, 2008 compared to the same period ended May 26, 2007.  The decrease in net sales is attributable to a decline in overall demand within the furniture industry sector due to a poor housing market and an overall weak U.S. economy.

Revenue from service contracts from continuing operations decreased by 16.0% during the thirty-nine week period ended May 24, 2008 to $5,337,000, from $6,351,000 for the thirty-nine week period ended May 26, 2007. Such a decrease is primarily attributable to fewer merchandise sales during the thirty-nine week period ended May 24, 2008, compared to the same period ended May 26, 2007.

Same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased 15.2% for the thirty-nine weeks ended May 24, 2008, compared to the same period ended May 26, 2007.  Not included in same store sales is one store that relocated and two stores that combined through an expansion during the thirty-nine weeks ended May 24, 2008.  These three stores did not have a material change in square footage.  We did not decrease our square footage in any of our existing Jennifer segment stores during the thirty-nine weeks ended May 24, 2008.

Cost of Sales

Cost of sales, as a percentage of revenue for the thirty-nine week period ended May 24, 2008, was 71.2% compared to 69.4% for the same period ended May 26, 2007.  Cost of sales from continuing operations decreased to $64,172,000 for the thirty-nine weeks ended May 24, 2008, from $67,385,000 for the thirty-nine weeks ended May 26, 2007.

Cost of sales is comprised of five categories: Cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

The increase in the percentage of cost of sales is due to warehouse expenses and occupancy costs being spread over a decreased revenue base.

Cost of sales for the thirty-nine week period ended May 24, 2008 includes an increase of $503,000 in occupancy costs related to our Ashley operating segment.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $27,857,000 (30.9% as a percentage of revenue) and $27,216,000 (28.0% as a percentage of revenue) during the thirty-nine week periods ended May 24, 2008 and May 26, 2007, respectively.

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

Compensation expense increased $179,000 during the thirty-nine week period ended May 24, 2008 compared to the same period ended May 26, 2007.  This increase is primarily attributable to higher sales volume in the Ashley segment that resulted in higher compensation expense to salespersons in the form of commissions and bonuses.

Advertising expense increased $352,000 during the thirty-nine week period ended May 24, 2008 compared to the same period ended May 26, 2007.  Advertising expense decreased by $568,000 for the Jennifer segment and increased by $920,000 for the Ashley segment.  The decrease for the Jennifer segment was a result of a reduction in marketing due to unfavorable advertising rates.

Finance fees decreased $130,000 during the thirty-nine week period ended May 24, 2008 compared to the same period ended May 26, 2007.

Other administrative costs increased $240,000 during the thirty-nine week period ended May 24, 2008 compared to the same period ended May 26, 2007.

Selling, general and administrative expenses for the thirty-nine week period ended May 24, 2008 includes an increase of $2,061,000 consisting of compensation, advertising, finance fees and other administrative costs related to of our Ashley operating segment and a decrease of $1,420,000 for the Jennifer segment.

Income (Loss) from Continuing Operations

The income (loss) from continuing operations was ($2,232,000) and $2,361,000 for the thirty-nine week periods ended May 24, 2008 and May 26, 2007, respectively.  The loss from continuing operations for the thirty-nine week period ended May 24, 2008 includes income of $593,000 related to our Ashley segment.

During the thirty-nine week period ended May 24, 2008, we closed six stores in Ohio, one store in Georgia, one in Florida and one store in New York. The operating results of the closed stores in Florida, Georgia and New York were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas.  The operating results of the six stores closed in Ohio were reported as discontinued operations.  Revenues from the closed stores reported as discontinued operations amounted to $1,309,000 and $2,298,000 in the thirty-nine week periods ended May 24, 2008 and May 26, 2007, respectively.  Loss from discontinued operations amounted to $230,000 and $131,000 in the thirty-nine week periods ended May 24, 2008 and May 26, 2007, respectively.  Loss related to store closings approximated $89,000 and $0 in the thirty-nine week periods ended May 24, 2008 and May 26, 2007, respectively.

Liquidity and Capital Resources

As of May 24, 2008, we had an aggregate working capital of $3,659,000 compared to an aggregate working capital of $7,359,000 at August 25, 2007 and had available cash and cash equivalents of $9,210,000 compared to $8,375,000 at August 25, 2007.  The decrease in the total of working capital is a result of a loss from operations.

The weighted average interest rate on our short-term borrowings is 8.65% at May 24, 2008.

Starting in 1995, we entered into agreements with a related company that permit us to offset our current monthly obligations to one another for an amount up to $1,000,000.  Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of 85 days, all obligations of the related company and the unconsolidated licensees due as of May 24, 2008, were paid.

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

We have satisfied all covenants as per the terms of the Credit Facility and the amendments to the Credit Agreement and Security Agreement, except for the fixed charge ratio for which we obtained a waiver.

As of May 24, 2008, we owed Caye approximately $9,805,000, no portion of which exceeded the 75-day payment terms.

We closed nine Jennifer segment stores and opened one Ashley segment store during the thirty-nine weeks ended May 24, 2008. We spent $598,000 for capital expenditures from continuing operations during such thirty-nine week period and we anticipate capital expenditures approximating $200,000 during the balance of fiscal 2008 to support the maintenance of existing facilities and new store locations in connection with the Trademark Usage Agreement with Ashley.  We do not anticipate needing outside financing for such expansion.

In the opinion of management, cash on hand and cash flow from operations will be adequate to fund operations for the twelve months ended May 30, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

                As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), our Chief Executive Officer
and Chief Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the
 Securities Exchange Act of 1934, as amended, Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries was made known to them by others within those entities.

Changes in Internal Controls

               There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our fiscal quarter ended May 24, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

32.1      Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

JENNIFER CONVERTIBLES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Woodbury, State of New York, on this 8th day of July, 2008.

            JENNIFER CONVERTIBLES, INC.

July 8, 2008                                                                   By:        /s/Harley J. Greenfield

                                                                                                    Harley J. Greenfield, Chairman of the

                                                                                                    Board and Chief Executive Officer

July 8, 2008                                                                   By:        /s/Rami Abada

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