Form 10-K
period 2008-08-30
JENNIFER CONVERTIBLES INC
filed 2008-11-26
CIK 806817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

OR

Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
for the Transition Period from ______ to  ______

For the fiscal year ended	Commission File number 1-9681
August 30, 2008

JENNIFER CONVERTIBLES, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2824646
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

417 Crossways Park Drive
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

Yes  ☒                 No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non- accelerated filer ☒	Smaller Reporting Company ☐

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐                 No ☒

     The aggregate market value of the common stock held by non-affiliates as of November 24, 2008 was $1,194,621.

     The number of shares outstanding of common stock, as of November 24, 2008 was 7,073,466.

     The Registrant’s proxy or information statement relating to its Annual Meeting of Stockholders to be held on February 17, 2009 is incorporated by reference into Part III of this Annual Report on Form 10-K

PART I

Item 1. Business.

     Unless otherwise set forth herein, when we use the term ‘we’ or any derivation thereof, we mean Jennifer Convertibles Inc., a Delaware corporation, and its direct or indirect subsidiaries.

Business Overview

     Jennifer Convertibles, Inc. was incorporated in 1986 and began operations with a single retail store in Paramus, New Jersey.

     Currently, we are the owner and licensor of the largest group of sofabed specialty retail stores and leather specialty retail stores in the United States, with stores located throughout the Eastern seaboard, in the Midwest, on the West Coast and in the Southwest. As of August 30, 2008, our stores included 157 Jennifer Convertibles® stores and 14 Jennifer Leather stores. Of these 171 stores, we owned 149 and licensed 22, including 21 owned and operated by a related private company, “the related company”, and one owned by a third party operated by the related company. During fiscal 2007, we opened our first full line home furnishings store under a licensing agreement, as Ashley Furniture HomeStore®. As of August 30, 2008, we operate two Ashley Furniture HomeStores.

     Our operations are classified into two operating segments organized by product line: Jennifer and Ashley. The Jennifer segment owns and licenses the sofabed specialty retail stores. The Ashley segment is a big box, full line home furniture retail store. These operating segments enable us to more effectively offer diverse home furnishings and accessories and expand our reach to a broader consumer base. For certain financial information regarding our operating segments, see Note 13 to the Consolidated Financial Statements included under Item 8 of this Annual Report and incorporated herein by reference.

Operating Segments

Jennifer

General

     Jennifer Convertibles® stores specialize in the retail sale of a complete line of sofabeds. The stores also sell companion pieces such as sofas, loveseats, chairs and ottomans. In most cases they are accessorized with tables, lamps and rugs which we also sell. Jennifer Leather® stores specialize in the sale of leather livingroom furniture and offer the same compliment of companion pieces and accessories. Our products are manufactured by several manufacturers and range from med-high end to relatively inexpensive models. We are the largest dealer of Sealy® sofabeds as well as the largest dealer of Simmons® sofabeds. In order to generate sales, our licensees and we rely on aggressive pricing, the attractive image of our stores, extensive advertising and prompt delivery.

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

     Although each style of sofabed, loveseat, sofa, chair and recliner is generally displayed at Jennifer Convertibles stores in one color and fabric, samples of the other available colors and fabrics or leathers are available on selected merchandise. Up to 500 different colors and fabrics are available for an additional charge. To maximize the use of our real estate and offer customers greater selection and value, we, as is common in the mattress industry, sell various sizes of sofabeds with various sizes of mattresses but display only one size of sofabed at our stores. We display leather furniture in a number of different grades of leathers as well as offer a selection in various high fashion blended leathers and constructions. We generate additional revenue by selling tables and offering related services, such as lifetime fabric protection. The lifetime fabric protection services are provided by the related company.

     The related company operates 22 Jennifer Convertibles stores, 21 of which it owns and one of which it manages. We do not own or collect any royalties from 19 related company owned stores, which are located in New York. However, the related company operates these stores in substantially the same way as we operate our stores and we are currently managing certain aspects of such stores. Fred Love, who passed away in October 2004, co-founded the related company. Mr. Love was one of our principal stockholders and also the brother-in-law of Harley J. Greenfield, our Chairman of the Board, Chief Executive Officer, director and principal stockholder. Jane Love, Mr. Greenfield’s sister, is currently acting as the interim President of the related company. Jonathan Warner has been appointed as the trustee of Mr. Love’s estate. See “Agreements and Transactions with Related Company” (Note 3) and “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 17, 2009, which is hereby incorporated by reference.

     Merchandise ordered from inventory is generally available to be delivered within two weeks. Customers who place special orders for items, colors or fabrics not in inventory must generally wait four to six weeks for delivery, except for special order merchandise arriving from China, which may take up to 20 weeks. We believe that our ability to offer quick delivery of merchandise represents a competitive advantage.

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

     An inventory of approximately 85% of the items displayed in the stores, in the colors and fabrics displayed, is usually stocked at our warehouse facilities, which are described below. Our licensees and we typically, except in the case of financed sales, require a minimum cash, check or credit card deposit of 50% of the purchase price when a sales order is given, with the balance, if any, payable in cash or by bank check, certified or official check, upon delivery of the merchandise. The independent trucker making the delivery collects the balance of the purchase price.

Marketing

     We advertise in newspapers and on television in an attempt to capitalize on our marketplaces. Our approach to advertising requires us to establish a number of stores in each area in which we enter. This concentration of stores enables area-advertising expenses to be spread over a larger revenue base and to increase the prominence of the local advertising program.

     We create advertising campaigns for use by our stores, which also may be used by the related company stores. The related company bears a share of advertisement costs in New York. However, we also advertise independently of the related company outside of the New York metropolitan area. We are entitled to reimbursement from most of our licensees, which are responsible for their respective costs of advertising; however, the approach and format of such advertising is usually substantially the same for our licensees and us. We also have the right to approve the content of all licensees advertising. See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 17, 2009, which is hereby incorporated by reference.

     In order to further understand our markets, we carefully monitor our sales and obtain other information reflecting trends in the furniture industry and changes in customer preferences. We also review industry publications, attend trade shows and maintain close contact with our suppliers to aid in identifying trends and changes in the industry.

Leasing Strategy and Current Locations

     Obtaining attractive, high-traffic store locations is critical to the success of our stores. We also select sites and negotiate leases on behalf of the related company. The site selection process involves numerous steps, beginning with the identification of territories capable of sustaining a number of stores sufficient to enable such stores to enjoy significant economies of scale, particularly in advertising, management and distribution. Significant factors in choosing a territory include market demographics and the availability of newspapers and other advertising media to efficiently provide an advertising umbrella in the new territory.

     Once a territory is selected, we choose the specific locations within such territory. Although a real estate broker typically screens sites within a territory and engages in preliminary lease negotiations, we are responsible for selection of each location. The leased locations are generally in close proximity to heavily populated areas, shopping malls, and other competing retail operations that are on or near major highways or major thoroughfares, are easily accessible by car or other forms of transportation and provide convenient parking.

     The locations currently leased by our licensees and us generally range in size from approximately 2,000 square feet to a little over 13,000 square feet. We anticipate that stores opened in the future will range from approximately 2,000 square feet to 4,000 square feet. Stores may be freestanding or part of a strip shopping center.

     In fiscal 2008, we closed ten stores and combined two stores. We plan to open additional stores when attractive opportunities present themselves and we will selectively close stores where economics so dictate. We do not anticipate opening any additional Jennifer Convertibles® or Jennifer Leather stores during fiscal 2009. We closed one store as of October 30, 2008 and anticipate closing 2 to 5 additional stores during fiscal 2009.

Sources of Supply

     We currently purchase merchandise for our stores, and the stores of our licensees and the related company, from a variety of domestic manufacturers generally on 30 to 75 day terms. We also purchase from overseas manufacturers on similar terms. Our purchasing power combined with the purchasing power of our licensees and of the related company enables us to receive the right, in some instances, to exclusively market certain products, fabrics and styles. See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 17, 2009, which is hereby incorporated by reference.

     Our principal suppliers of sofabeds and sofas are Caye Upholstery LLC and Klaussner Furniture Industries, Inc. Caye manufactures furniture under the Simmons® brand name. Klaussner manufactures sofabeds under the Sealy® brand name. Both the Sealy and Simmons names are by far the most recognized mattress brands. We are the largest retailer of both Sealy® sofabeds and Simmons® sofabeds in the United States. Our leather furniture is purchased primarily from Caye, Ashley and Klaussner.

     On July 11, 2005, we entered into a Credit Agreement and a Security Agreement with Caye. Under the amended Credit Agreement, Caye agrees to make available to us a credit facility of up to $13.5 million, effectively extending Caye’s payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of these transactions.

     As described more fully elsewhere, we have obtained a waiver expiring on August 29, 2009, for breach of the fixed charge coverage ratio in the Credit Agreement with Caye. Caye has advised us that, as a result of current economic conditions and conditions in the credit market, it may substantially decrease the amount of inventory it supplies us. Caye has indicated that it expects to continue to supply us at least through the end of March 2009 but it is uncertain whether it will continue after such date to take orders from us, except for orders to its domestic factories, which represent approximately 5% of our business with Caye. Given the time lag between the taking of orders and delivery, that means that after June 2009, we may need to get substantially all of our inventory from other sources.

     The Chinese company which currently manufactures approximately 95% of what we order through Caye, has given us a letter agreement to the effect that if Caye stops supplying us prior to November 12, 2009, it will, for at least a year thereafter, supply us with goods and provide us 75 days to pay for those goods without interest or penalty and an additional 30 days grace period on amounts over 75 days at a per annum rate of 0.75% over prime, provided that in no event will the amount payable by us exceed $10 million. This arrangement is substantially the same as our current arrangement with Caye except that under the Caye agreement we can owe up to $13.5 million.

     In December 1997, Klaussner purchased $5,000,000 of our convertible preferred stock. During May 2006, Klaussner voluntarily converted 3,510 shares of Series A Preferred Stock into 500,000 shares of the Company’s common stock. The remaining 6,490 shares of Series A Preferred Stock are convertible into 924,500 shares of the Company’s common stock. In fiscal 2006, 2007, and 2008, Klaussner gave us certain vendor credits for repairs. See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 17, 2009, which is hereby incorporated by reference and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of these transactions, Klaussner’s $5,000,000 investment and other transactions with Klaussner.

Warehousing and Related Services

     Our warehousing and distribution facilities consist of warehouses in North Carolina, New Jersey and California. We also maintain satellite warehouses in California, Florida, Georgia, Massachusetts, Washington D.C, Michigan, Missouri and Illinois. These warehouse facilities service both our stores and related company’s stores.

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

Ashley

General

     During fiscal 2007, we opened our first Ashley Furniture HomeStore®. On May 7, 2008, we opened our second store. The aim of the Ashley Furniture HomeStore® is to make beautiful home furnishings affordable. Our showrooms feature one of the most complete home furnishing lines available, including furniture and accessories for the living / family room, bedroom, dining room (both casual and formal), home theater and home office. Our Carle Place, NY location has an Ashley Sleep Center, which offers a complete line of Sealy mattresses at exceptional prices. We also generate additional revenue by selling fabric protection services to our Ashley store customers, which are provided by an unaffiliated company.

Operations

     Our Ashley stores are open seven days per week. A manager, full-time salespersons, part-time salespersons and cashiers staff them.

     By selling only furniture that is made by Ashley Furniture Industries, (“Ashley Furniture”), or Ashley Furniture approved vendors the largest home furnishings manufacturer in the United States and the #1 selling brand in North America, we are able to deliver quality and value everyday. Due to the large quantity of furniture produced by Ashley Furniture, we do not take custom orders. However, we do have a wide variety of styles in our dynamic product line. The merchandise displayed at the store, in the colors and fabrics displayed, is not stocked at our warehouse facility, which is described below. Merchandise is ordered from Ashley Furniture at point of sale.

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

     We can be located on the worldwide web at www.ashleyhomestores.com. The website is designed to showcase a wide variety of the Ashley Furniture dynamic product line, provide customers decorating tips, a room planner and the ability to apply for financing.

Leasing Strategy and Current Locations

     Obtaining attractive, high-traffic store locations is critical to the success of our Ashley stores. Although a real estate broker typically screens sites and engages in preliminary lease negotiations, we are responsible for selection of each location. The leased locations are generally in close proximity to heavily populated areas, shopping malls, and other competing retail operations that are on or near major highways or major thoroughfares, are easily accessible by car or other forms of transportation and provide convenient parking.

     We have a freestanding 40,000 square foot building located in Carle Place, New York and an approximate freestanding 20,000 square foot building located in Patchogue, New York. We anticipate opening one additional store in fiscal 2009.

Sources of Supply

     Under a Trademark Usage Agreement, more fully described below, Ashley Furniture is the exclusive supplier of product, except for accessories and mattresses. The Ashley Furniture team includes a full time design group that is dedicated to creating furniture styles that will complement any decorating style for any room. Ashley Furniture production teams then carefully build each piece, ensuring quality construction and workmanship, in one of six manufacturing facilities in the United States. The furniture is then carefully shipped to Ashley Furniture HomeStore® locations using its own transportation fleet.

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

Competition

     We believe that the principal areas of competition with respect to our business are store image, price, delivery time, selection and service. We further believe that we effectively compete on the basis of each of these factors, particularly in selection by providing our consumers with complete home furnishing lines, including furniture and accessories. In addition, because the Ashley Furniture Industries team controls all processes from design to delivery, we are able to reduce our costs and pass these savings on to our customers with exclusive Ashley Furniture HomeStore® pricing and merchandise.

Trademarks

     The trademarks, Jennifer Convertibles®, Jennifer Leather®, Jennifer House®, With a Jennifer Sofabed, There’s Always a Place to Stay®, Jenni-Pedic®, Elegant Living®, Jennifer’s Worryfree Guarantee®, Jennifer Living Rooms®, Bellissimo Collection®, and Jennifer Sofas®, are registered with the U.S. Patent and Trademark Office and are now owned by us. The related company, as licensee, was granted a perpetual royalty-free license to use and sublicense these proprietary marks (other than the ones related to Jennifer Leather) in the State of New York, subject to certain exceptions, including six stores currently owned by us and operating in New York and 12 more which the related company agreed we may open on a royalty-free basis. Pursuant to the Settlement Agreement, we now have the right to open an unlimited number of stores in New York for a royalty of $400,000 per year, provided however, that on November 18, 2004, the Management Agreement and License pursuant to which we are required to make such royalty payments to the related company was amended such that the related company agreed to waive its rights to receive from us such annual royalty payment during the period commencing January 1, 2005 through April 30, 2005, the date on which court approval was granted. See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 17, 2009, which is hereby incorporated by reference.

Employees

     As of August 30, 2008, we employed 472 people, including five executive officers. We have 377 employees in our Jennifer segment, 48 employees in our Ashley segment and 47 corporate employees. We train personnel to meet our expansion needs by having our most effective managers and salespersons train others and evaluate their progress and potential for us. We believe that our employee relations are satisfactory. None of our employees are represented by a collective bargaining unit. We have never experienced a strike or other material labor dispute.

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

     We incurred net (loss) income of ($3,329,000), $3,971,000 and $5,220,000, in the fiscal years ended August 30, 2008, August 25, 2007 and August 26, 2006, respectively. The furniture business is cyclical and we have been impacted in the past and will continue to be affected by changes in such cycles, by losses from new stores, the overall economic and political climate, by changes in consumer preferences or demographics or unknown risks and uncertainties that may cause us to incur losses from operations.

Our company could suffer from potential conflicts of interest.

     Potential conflicts of interest exist since Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer, and Edward B. Seidner, our Executive Vice President, and a former director, are owed, as of August 30, 2008, approximately $8.4 million, representing the remaining balance of approximately $10.3 million of notes issued by the related company, which owns, controls or licenses the related company stores. Accordingly, such persons derive substantial economic benefits from the related company. In addition, Fred Love, the co-founder of the related company, was Mr. Greenfield’s brother-in-law. Mr. Love passed away in October 2004 and Jane Love, Mr. Greenfield’s sister, is currently acting as the interim President of the related company. Circumstances may arise in which the interest of the related company stores, of the related company or of Mr. Greenfield and Mr. Seidner will conflict with our interests. There are also numerous relationships, and have been numerous transactions, between us and the related company, including an agreement under which we warehouse and purchase merchandise for the related company, manage its stores and provide it other services. See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 17, 2009, which is hereby incorporated by reference.

We heavily depend on three suppliers.

     During the fiscal year ended August 30, 2008, we purchased approximately 12% of our merchandise from Klaussner, 69% of our merchandise from Caye and 16% from Ashley. Since a large portion of our revenues have been derived from sales of Klaussner, Caye and Ashley products, the loss of these suppliers could have a material adverse impact on us until alternative sources of supply are established. Our obligations to Caye are secured by substantially all of our assets. Klaussner is also a principal stockholder and creditor of ours. Klaussner’s and Caye’s position as significant creditors could potentially result in a temporary or permanent loss of our principal supply of merchandise, if, for example, Klaussner and Caye halted supply because we defaulted on or were late in making our payments to them. See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 17, 2009, which is hereby incorporated by reference.

Caye has indicated that they may no longer supply us.

     We have obtained a waiver expiring on August 29, 2009, for breach of the fixed charge coverage ratio in the Credit Agreement with Caye. Based on current economic conditions it is uncertain we will be in compliance when the waiver expires. If Caye does not extend the waiver, Caye will be entitled to stop supplying us credit and to accelerate all amounts currently due to Caye. Caye has advised us that, as a result of current economic conditions and conditions in the credit market, it may substantially decrease the amount of inventory it supplies us. Caye has indicated that it expects to continue to supply us at least through the end of March 2009 but it is uncertain whether it will continue after such date to take orders from us, except for orders from its domestic factories, which represent approximately 5% of our business with Caye. Given the time lag between the taking of orders and delivery, that means that after June 2009, we may need to get substantially all of our inventory from other sources.

Economic conditions could adversely affect our suppliers, which could harm our business.

     The current global general economic uncertainty, the potential for further economic dislocations, the potential impact of a recession, the potential for failures or realignments of financial institutions and the related impact on available credit may materially and adversely affect our suppliers. These and other factors potentially affecting our suppliers, our access to merchandise and merchandise prices could lead to delays in order fulfillment, higher costs and decreased sales of our products, which could substantially harm our business.

Economic conditions could adversely affect companies we transact with, which could harm our business.

     We assume that like other retailers and us, the related company has been adversely affected by the economy. If the related company were unable to pay the amounts due to us, it would have a material adverse effect on our cash flow and financial condition. The related company also provides fabric protection services to our customers and, if the related company were unable to provide such services, we would have to find an alternative provider in order to sell those services to our customers in the future and would, as a matter of customer relations, likely have to pay for such provider to supply services with respect to previously sold fabric protection services.

     The credit card companies have, for the past several years, paid us shortly after credit card purchases by our customers. However, they have indicated to us that in light of current economic and credit conditions they are reexamining their payment policies. Extensions of the time they take to pay us would adversely affect our cash flow. In this connection, we have entered into an agreement with one of our credit card companies for the interim period ending December 17, 2008, pursuant to which there will be a $500,000 reserve established as, in effect, a performance bond against delivery by us of the merchandise ordered by their credit card customers.

     Current economic conditions could also affect other parties we do business with and, in some cases, we may not have any advance warning of the difficulties affecting those parties or the ability to plan for such difficulties if they impact us.

The cyclical nature of the furniture industry combined with changes in global and local economic conditions may adversely affect consumer demand and spending.

     The furniture industry has been historically cyclical, fluctuating with general economic cycles and uncertainty in future economic prospects. During economic downturns, the furniture industry tends to experience longer periods of recession and greater declines than the general economy. The slowdown in the U.S. economy and other national, regional or global economic conditions affecting disposable consumer income, such as employment levels, inflation, business conditions, fuel and energy costs, consumer debt levels, lack of available consumer or commercial credit, uncertainty in future economic prospects, interest rates, and tax rates, may adversely affect our business by reducing overall consumer spending or by causing customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices. These factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

     Our ability to expand and support our business may depend upon our ability to obtain additional financing. We may have difficulty obtaining debt or equity financing. We are currently a party to an amended Credit Agreement and a Security Agreement with Caye (the “Caye Credit Facility”), pursuant to which Caye agreed to provide us with $13.5 million of debt financing. As indicated above, Caye has indicated that it may discontinue supplying us after March 2009.

     As of August 30, 2008, we owed Caye approximately $9,050,000. Most of our assets are pledged to Caye as security for the amounts we owe under the Caye Credit Facility. From time to time, our financial position has made it difficult for us to obtain third party consumer financing.

     Based on the current level of operations at our stores, and after giving effect to cost cutting programs we intend to implement and recently amended arrangements with the related company, we anticipate that we will have the capital resources to operate for at least the next 12 months. However, if current economic and credit conditions prevail beyond the next year or worsen, there would be significant doubt as to whether we could continue to operate significantly beyond that time without an infusion of capital or other measures, the availability of which there can be no assurance. An inability to secure financing may also adversely affect sales.

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

     On July 7, 2007, the Company entered into the Third Amendment to the Credit Agreement and Second Amendment to Security Agreement with Caye, pursuant to which such agreements were amended to (1) increase the Caye Credit Facility from $11.5 million to $13.5 million and (2) reduce the amount required to be maintained in deposit accounts to no less than $1 million.

     On April 3, 2008, the Company entered into the Fourth Amendment to the Credit Agreement and Third Amendment to Security Agreement to (1) expand the scope of the Caye Credit Facility to include Ashley stores in additional New York metropolitan areas and (2) increase the amount of capital expenditures allowable in certain New York metropolitan areas.

     As described more fully elsewhere, we have obtained a waiver expiring on August 29, 2009, for breach of the fixed charge coverage ratio in the Credit Agreement with Caye. Based on current economic conditions it is uncertain we will be in compliance when the waiver expires. If Caye does not extend the waiver, Caye will be entitled to stop supplying us credit and to accelerate all amounts currently due to Caye.

Harley J. Greenfield and current management are likely to retain control.

     As of November 21, 2008, Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer and principal stockholder, beneficially owns approximately 19.1% of our outstanding shares of common stock. Approximately 37.2% of the outstanding common stock is beneficially owned by all officers and directors as a group, including Messrs. Greenfield and Seidner. Since the holders of our common stock do not have cumulative voting rights, such officers’ and directors’ ownership of our common stock will likely enable them to exercise significant influence in matters such as the election of our directors and other matters submitted for stockholder approval. Also, the relationship of such persons to the related company could serve to perpetuate management’s control in light of the related company’s relationship to us.

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

     Our share price is currently trading at less than a dollar. We cannot assure you that our share price will rise above a dollar or that our securities will continue to be listed on the American Stock Exchange in the future. If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

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

     None.

Item 2. Properties.

     We maintain our executive offices in Woodbury, New York pursuant to a lease, which expires in the year 2018.

     As of August 30, 2008, we lease substantially all of our store and warehouse locations pursuant to leases, which expire between 2008 and 2018. During fiscal 2009, 39 leases will expire, although we, as lessee, have the option to renew 12 of those leases. We also have ten leases that are month-to-month. We anticipate remaining in most of these locations, subject, in the case of the leases that expire, to negotiating acceptable renewals with the landlords. The leases are usually for a base term of at least five years. For additional information concerning the leases, see Note 14 of “Notes to Consolidated Financial Statements.”

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to our security holders during the fourth quarter of fiscal 2008.

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

	High	Low
Fiscal Year 2007:
1st Quarter	$7.44	$5.25
2nd Quarter	5.57	4.42
3rd Quarter	5.37	4.44
4th Quarter	5.25	4.14

	High	Low
Fiscal Year 2008:
1st Quarter	$4.55	$3.70
2nd Quarter	5.04	2.47
3rd Quarter	2.77	1.75
4th Quarter	1.80	1.05

     As of November 24, 2008, there were approximately 286 holders of record and approximately 1,000 beneficial owners of our common stock. On November 24, 2008, the closing sales price of our common stock as reported on the American Stock Exchange was $.26

Dividend Policy

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

Equity Compensation Plan Information

     The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of August 30, 2008.

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans
approved by security holders (1)	550,995	$3.13	600,000
Equity compensation plans not
approved by security holders (2)	1,802,730	$3.60	—
Totals	2,353,725	$3.49	600,000
____________________

(1)	Reflects aggregate options outstanding under our 1986, 1991 and 2003 Incentive and Non-Qualified Stock Option Plans and 2006 Equity Incentive Plan. Although the 1986 and 1991 plans have expired, there are issued and unexercised stock options that remain outstanding pursuant to those plans.

(2)	Reflects aggregate options outstanding outside our Incentive and Non-Qualified Stock Option Plans that were issued pursuant to individual stock option agreements.

On November 11, 2004, we issued options to purchase an aggregate of 233,333 shares of our common stock at an exercise price of $3.52 per share to one of our directors.

On February 9, 2005, we issued options to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $3.52 per share to certain of our directors.

Performance Graph

     The graph below matches Jennifer Convertibles, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, and the S&P Home Furnishings SuperCap index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 8/31/2003 to 8/31/2008.

	8/03	8/04	8/05	8/06	8/07	8/08
Jennifer Convertibles, Inc.	100.00	71.25	56.02	149.88	107.37	31.94
NASDAQ Composite	100.00	103.10	120.73	125.87	149.70	135.02
S&P Home Furnishings SuperCap	100.00	103.89	102.69	95.30	96.49	87.60

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following table presents certain selected financial data for Jennifer Convertibles, Inc. and subsidiaries.

	(In thousands, except for share data)
Operations Data:	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	8/30/2008	8/25/2007	8/26/2006	8/27/2005	8/28/2004
		(a)	(a)	(a)	(a)
Revenue	$120,965	$133,952	$137,127	$118,368	$125,272

Cost of sales, including store occupancy,
warehousing, delivery and service costs	85,503	92,045	93,711	84,485	88,327
Selling, general and administrative expenses	38,009	37,452	37,460	36,423	38,118
Impairment of goodwill	—	—	—	146	—
Depreciation and amortization	1,008	902	804	859	1,429
Recovery of prior year receivables and other amounts due
from Related Company	—	—	—	(2,600)	—
	124,520	130,399	131,975	119,313	127,874

Operating (loss) income	(3,555)	3,553	5,152	(945)	(2,602)
Gain on sale of lease	—	—	—	—	220
Interest income	521	736	402	136	111
Interest expense	(16)	(14)	(26)	(2)	(3)

(Loss) income before income taxes	(3,050)	4,275	5,528	(811)	(2,274)
Income tax expense	10	124	321	1,869	973

(Loss) income from continuing operations	(3,060)	4,151	5,207	(2,680)	(3,247)

(Loss) income from discontinued operations	(269)	(180)	13	(1,190)	(895)

Net (loss) income	$(3,329)	$3,971	$5,220	$(3,870)	$(4,142)

Basic (loss) income per share
Continuing operations	$(0.43)	$0.53	$0.71	$(0.47)	$(0.57)
Discontinued operations	(0.04)	(0.02)	0.00	(0.20)	(0.16)
Net (loss) income	$(0.47)	$0.51	$0.71	$(0.67)	$(0.73)

Diluted (loss) income per share
Continuing operations	$(0.43)	$0.47	$0.62	$(0.47)	$(0.57)
Discontinued operations	(0.04)	(0.02)	0.00	(0.20)	(0.16)
Net (loss) income	$(0.47)	$0.45	$0.62	$(0.67)	$(0.73)

Weighted average common shares outstanding	7,073,466	6,910,523	6,043,157	5,773,707	5,713,058

Weighted average common shares issuable on conversion of
outstanding Series A participating preferred stock	—	924,500	1,292,269	—	—

Total weighted average common shares outstanding basic	7,073,466	7,835,023	7,335,426	5,773,707	5,713,058
Effect of potential common shares issuances:
Stock options	—	847,359	886,152	—	—
Warrants	—	81,635	70,497	—	—
Series B convertible preferred stock	—	54,265	57,915	—	—
Weighted average common shares outstanding diluted	7,073,466	8,818,282	8,349,990	5,773,707	5,713,058

Cash dividends and other distributions on Series B convertible
preferred stock	$—	$53	$50	$—	$—

Store Data:	8/30/2008	8/25/2007	8/26/2006	8/27/2005	8/28/2004
Company-owned specialty retail stores open at end of period	149	160	167	170	141
Consolidated licensed specialty retail stores open at end of period	—	—	—	—	48

Consolidated licensed full line retail store open at the end of the period	2	1	—	—	—
Licensed stores not consolidated open at the end of the period	1	1	1	1	3
Total stores open at end of period	152	162	168	171	192

Company-owned specialty retail stores at beginning of year	160	167	170	141	138
Company-owned specialty retail stores opened during the year	—	1	—	1	5
Company-owned specialty retail stores closed during the year	(10)	(8)	(3)	(20)	(2)
Company-owned specialty retail store combined during the year	(1)	—	—	—	—
Consolidated licensed specialty retail stores acquired
during the year	—	—	—	48	—
Company-owned stores at the end of the year:	149	160	167	170	141

Balance Sheet Data:	8/30/2008	8/25/2007	8/26/2006	8/27/2005	8/28/2004
Working capital (deficiency)	$2,818	$7,359	$2,693	$(3,307)	$(1,036)
Total assets	34,112	44,799	40,007	33,215	31,522
Long-term obligations	139	119	145	—	—
Total liabilities	27,395	34,774	34,448	34,063	28,708
Stockholders equity (Capital deficiency)	6,717	10,025	5,559	(848)	2,814
Stockholders equity (Capital deficiency) per outstanding common share (b)	$0.46	$0.92	$0.28	$(1.06)	$(0.43)
____________________

(a)	Restated to include discontinued operations consisting of 6 stores closed during the year ended 8/30/08.

(b)	Computed by dividing stockholder's equity, reduced for liquidation preferences of preferred stock, by outstanding common shares at the balance sheet date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to risk factors, including those under the caption “Risk Factors” herein, such as uncertainty as to the outcome of the litigation concerning us, factors affecting the furniture industry generally, such as the competitive and market environment, continued volatility and further deterioration of the capital markets; the commercial and consumer credit environment, and other matters of national, regional and global scale, including those of a political, economic, business and competitive nature which may affect our suppliers or the related company. In addition to statements, which explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms “believes,” “belief,” “expects,” “intends,” “plans” or “anticipates” to be uncertain and forward-looking.

Overview

     We are the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofa beds and companion pieces such as loveseats, chairs and recliners. We also have specialty retail stores that specialize in the sale of leather furniture. In addition, we have stores that sell both fabric and leather furniture. During May 2008 and May 2007, we opened full line home furniture retail stores that sell products and accessories of Ashley Homestores, Ltd. We have determined that we have two reportable segments organized by product line: Jennifer – sofabed specialty retail stores – and Ashley – big box, full line home furniture retail stores.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenue from continuing operations contributed by each category:

	August 30,	August 25,	August 26,
	2008	2007	2006
Merchandise Sales - net	79.2%	78.7%	80.5%
Home Delivery Income	10.8%	10.3%	8.9%
Charges to the Related Company	4.1%	4.5%	3.8%
Net Sales	94.1%	93.5%	93.2%

Revenue from Service Contracts	5.9%	6.5%	6.8%

Total Revenue	100.0%	100.0%	100.0%

Fiscal year ended August 30, 2008 compared to fiscal year ended August 25, 2007

Revenue

     Net sales from continuing operations were $113,851,000 and $125,300,000 for the fiscal years ended August 30, 2008 and August 25, 2007, respectively. Net sales from continuing operations decreased by 9.1%, or $11,449,000 for the fiscal year ended August 30, 2008 compared to the fiscal year ended August 25, 2007. The decrease in net sales is attributable to a decline in overall demand within the furniture industry sector due to a poor housing market and an overall weak U.S economy.

     Revenue from service contracts from continuing operations decreased by 17.8% for the fiscal year ended August 30, 2008 to $7,114,000 from $8,652,000 for the fiscal year ended August 25, 2007. The decrease was primarily attributable to fewer merchandise sales during the fiscal year ended August 30, 2008, compared to fiscal year ended August 25, 2007.

     Same store sales from continuing operations for the Jennifer segment (sales at those stores open for the entire current and prior comparable periods) decreased by 16.8% for the fiscal year ended August 30, 2008 as compared to August 25, 2007. Not included in same store sales are two stores that combined through an expansion during the thirteen weeks ended May 24, 2008. These two combined stores did not have a material change in square footage. Total square footage leased for the Jennifer segment decreased approximately 1.21% during the fiscal year ended August 30, 2008, as a result of three closed stores and one relocated store. We increased our Ashley segment square footage by 20,000 square feet or 33.3%.

Cost of Sales

     Cost of sales, as a percentage of revenue for the fiscal year ended August 30, 2008, was 70.7 % compared to 68.7 % for the same period ended August 25, 2007. Cost of sales from continuing operations decreased to $85,503,000 for the fiscal year ended August 30, 2008, from $92,045,000 for the fiscal year ended August 25, 2007.

     Cost of sales is comprised of five categories: Cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

     The increase in the percentage of cost of sales is due to warehouse expenses and occupancy costs being spread over a decreased revenue base. In addition, cost of sales for the fiscal year ended August 30, 2008 includes an increase of $662,000 in occupancy costs related to our new Ashley operating segment.

Selling, general and administrative expenses

     Selling, general and administrative expenses from continuing operations were $38,009,000 (31.4% as a percentage of revenue) and $37,452,000 (28.0% as a percentage of revenue) during the fiscal year ended August 30, 2008 and August 25, 2007, respectively.

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

     Compensation expense increased $102,000 during the fiscal year ended August 30, 2008 compared to the same period ended August 25, 2007. Compensation expense decreased by $635,000 for the Jennifer segment, increased $1,000,000 for the Ashley segment and decreased by $263,000 for corporate. The decrease in the Jennifer segment was primarily attributable to lower sales volume, which resulted in lower compensation expense to salespersons in the form of commissions and bonuses. The increase for the Ashley segment is largely due to 53 weeks of compensation expense during fiscal 2008 compared to 13 weeks in fiscal 2007 and the opening of a second store during May 2008. Corporate compensation decreased due to no executive bonuses for fiscal 2008.

     Advertising expense increased $765,000 during the fiscal year ended August 30, 2008 compared to the same period ended August 25, 2007. Advertising expense decreased by $125,000 for the Jennifer segment and increased by $890,000 for the Ashley segment. The increase from the Ashley segment is primarily attributable to 53 weeks of costs during fiscal 2008 compared to 13 weeks in fiscal 2007 and the opening of a second store during May 2008. The decrease from the Jennifer segment is largely attributable to a decrease in regional advertising costs in Ohio resulting from the closing of stores in that territory.

     Finance fees decreased $193,000 during the fiscal year ended August 30, 2008 compared to the same period ended August 25, 2007. The decrease corresponds to the decrease in net sales from continuing operations.

     Other administrative costs decreased $117,000 during the fiscal year ended August 30, 2008 compared to the same period ended August 25, 2007.

     Selling, general and administrative expenses for the fiscal year ended August 30, 2008 includes an increase of $2,232,000, consisting of compensation, advertising, finance fees and other administrative costs related to our Ashley operating segment, a decrease of $1,222,000 for the Jennifer segment and a decrease of $453,000 related to corporate activities.

Interest Income

     Interest income decreased by $215,000 to $521,000 for the fiscal year ended August 30, 2008, as compared to $736,000 during the prior year. The decrease is due principally to less cash available for investing purposes and lower market interest rates during the current fiscal year.

Income Tax Expense

     We reported income tax expense of $10,000 and $124,000 in fiscal 2008 and 2007, respectively. Current minimum taxes are included in selling, general and administrative expenses for 2008 and there were no federal income taxes due to a net operating loss. The expense for 2007 consists principally of current state income taxes since federal income taxes were substantially eliminated by utilization of net operating loss carry forwards.

Income from Continuing Operations

     The (loss) income from continuing operations was ($3,060,000) and $4,151,000 for the fiscal year ended August 30, 2008 and August 25, 2007, respectively. The (loss) income from continuing operations for fiscal 2008 and 2007 includes income (loss) of $903,000 and ($679,000), respectively, related to our Ashley segment.

     During fiscal 2008, we closed ten stores of which six were reported as discontinued operations. During fiscal 2007, we closed eight stores of which two were reported as discontinued operations. The operating results of these eight stores were reported as discontinued operations for fiscal 2008 and 2007. Loss from discontinued operations amounted to $269,000 and $180,000 for the fiscal year ended August 30, 2008 and August 25, 2007, respectively.

Fiscal year ended August 25, 2007 compared to fiscal year ended August 26, 2006:

Revenue

     Net sales from continuing operations were $125,300,000 and $127,875,000 for the fiscal years ended August 25, 2007 and August 26, 2006, respectively. Net sales from continuing operations decreased by 2.0%, or $2,575,000 for the fiscal year ended August 25, 2007 compared to the fiscal year ended August 26, 2006. The decrease in net sales is attributable to a decline in overall demand within the furniture industry sector due to a poor housing market.

     Revenue from service contracts from continuing operations decreased by 6.5% for the fiscal year ended August 25, 2007 to $8,652,000, from $9,252,000 for the fiscal year ended August 26, 2006. The decrease was primarily attributable to fewer merchandise sales during the fiscal year ended August 25, 2007, compared to fiscal year ended August 26, 2006.

     Same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased by 4.8% for the fiscal year ended August 25, 2007 as compared to August 26, 2006. Total square footage leased increased approximately 0.7% as a result of two relocated stores. Also, we expanded our square footage in one of our existing stores during the fiscal year ended August 25, 2007.

Cost of Sales

     Cost of sales, as a percentage of revenue for the fiscal year ended August 25, 2007, was 68.7% compared to 68.3% for the same period ended August 26, 2006. Cost of sales from continuing operations decreased to $92,045,000 for the fiscal year ended August 25, 2007, from $93,711,000 for the fiscal year ended August 26, 2006.

     Cost of sales is comprised of five categories: Cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

     The increase in the percentage of cost of sales is due to warehouse expenses and occupancy costs being spread over a decreased revenue base. In addition, cost of sales for the fiscal year ended August 25, 2007 included $573,000 of occupancy costs related to our new Ashley operating segment.

Selling, general and administrative expenses

     Selling, general and administrative expenses from continuing operations were $37,452,000 (28.0% as a percentage of revenue) and $37,460,000 (27.3% as a percentage of revenue) during the fiscal year ended August 25, 2007 and August 26, 2006, respectively.

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

     Compensation expense decreased $219,000 during the fiscal year ended August 25, 2007 compared to the same period ended August 26, 2006. This decrease was primarily attributable to lower sales volume, which resulted in lower compensation expense to salespersons in the form of commissions and bonuses.

     Advertising expense decreased $197,000 during the fiscal year ended August 25, 2007 compared to the same period ended August 26, 2006. Advertising expense decreased by $601,000 for the Jennifer segment and includes $404,000 for the Ashley segment. The decrease for the Jennifer segment was a result of a reduction in marketing due to unfavorable advertising rates.

     Finance fees increased $14,000 during the fiscal year ended August 25, 2007 compared to the same period ended August 26, 2006.

     Other administrative costs increased $394,000 during the fiscal year ended August 25, 2007 compared to the same period ended August 26, 2006.

     Selling, general and administrative expenses for the fiscal year ended August 25, 2007 includes an increase of $885,000 consisting of compensation, advertising, finance fees and other administrative costs related to our Ashley operating segment, a decrease of $1,453,000 for the Jennifer segment and an increase of $560,000 related to corporate activities.

Interest Income

     Interest income increased by $334,000 to $736,000 for the fiscal year ended August 25, 2007, as compared to $402,000 during the prior year. The increase is due principally to more cash available for investing purposes and higher market interest rates during the current fiscal year.

Income Tax Expense

     We reported income tax expense of $124,000 and $321,000 in fiscal 2007 and 2006, respectively. The expense for 2007 consists principally of current state income taxes since federal income taxes were substantially eliminated by utilization of net operating loss carryforwards.

Income from Continuing Operations

     The income from continuing operations was $4,151,000 and $5,207,000 for the fiscal year ended August 25, 2007 and August 26, 2006, respectively. The decline in continuing operations is primarily attributable to $679,000 loss related to our Ashley operating segment.

     During fiscal 2007, we closed eight stores of which two were reported as discontinued operations. During fiscal 2006, we closed three stores, of which all three were reported as discontinued operations. The operating results of these 5 stores were reported as discontinued operations for fiscal 2007 and 2006. Income (loss) from discontinued operations, restated for store closings reported as discontinued operations during fiscal 2008, amounted to $180,000 and ($13,000) for the fiscal year ended August 25, 2007 and August 26, 2006, respectively.

Liquidity and Capital Resources

     As of August 30, 2008, we had an aggregate working capital of $2,818,000 compared to an aggregate working capital of $7,359,000 at August 25, 2007 and had available cash and cash equivalents of $9,057,000 at August 30, 2008 compared to $8,375,000 at August 25, 2007. In addition, we had $1,400,000 available in marketable securities at August 30, 2008 compared to $8,300,000 at August 25, 2007.

     The weighted average interest rate over the term of our short-term borrowings is 8.65%.

     All obligations of the related company and the unconsolidated licensees due as of August 30, 2008, were paid based on the payment terms of 85 days from end of month. However, at any given time, the related company owes us approximately $4 million for the services and goods we provide to it. We assume that like other retailers and us, the related company has been adversely affected by the economy. If the related company were unable to pay the amounts due to us, it would have a material adverse effect on our cash flow and financial condition. The related company also provides fabric protection services to our Jennifer segment customers and, if the related company were unable to provide such services, we would have to find an alternative provider in order to sell those services to our customers in the future and would, as a matter of customer relations, likely have to pay for such provider to supply services with respect to previously sold fabric protection services.

     On July 11, 2005, we entered into a Credit Agreement (the “Credit Agreement) and a Security Agreement (the “Security Agreement”) with Caye Home Furnishings, LLC (“Agent”), Caye Upholstery, LLC and Caye International Furnishings, LLC (collectively, “Caye”). Under the Credit Agreement, Caye agrees to make available to us a credit facility (the “Caye Credit Facility”) of up to $10.0 million, effectively extending Caye’s payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods. The amount available under this facility may be reduced in the event that we do not maintain a specified level of eligible accounts receivable, eligible inventory and cash in deposit accounts. We must pay each extension of credit under the Credit Agreement within 105 days after receipt of goods. For the period between 75 and 105 days after receipt of goods, the annual interest rate will be the prime rate plus 0.75%. If the borrowings are not repaid after 105 days the interest rate increases to prime plus 2.75%. On April 7, 2006, we amended the Credit Agreement. Under the amendment to the Credit Agreement, Caye agreed to increase the Caye Credit Facility from $10.0 million to $11.5 million.

     The Credit Agreement contains various negative covenants restricting our ability to enter into a merger or sale, make guarantees, pay dividends to common stockholders, incur debt or take other actions, without the consent of the Agent. In addition, the Credit Agreement provides for the following: a fixed charge coverage ratio; a cross-default with certain other of our debt; appraisal rights; periodic reporting requirements; and other customary terms. We may terminate the Credit Agreement at any time, so long as all outstanding amounts have been paid in full. We may also terminate the Credit Agreement if we have (i) maintained a tangible net worth of at least $3.0 million for 180 days and (ii) adjusted net earnings from continuing operations of at least $2.0 million for four fiscal quarters.

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

     On July 7, 2007 we entered into the Third Amendment to the Credit Agreement and Second Amendment to Security Agreement with Caye, pursuant to which such agreements were amended to (1) increase the Caye Credit Facility from $11.5 million to $13.5 million and (2) reduce the amount we are required by us to maintain in the deposit account to a balance no less at all times from $2 million to $1 million in the restricted deposit account.

     On April 3, 2008, the Company entered into the Fourth Amendment to the Credit Agreement and Third Amendment to Security Agreement to (1) expand the scope of the Caye Credit Facility to include Ashley stores in additional New York metropolitan areas and (2) increase the amount of capital expenditures allowable in certain New York metropolitan areas.

     As of August 30, 2008, we owed Caye approximately $9,050,000, no portion of which exceeded the 75-day payment terms.

      We have obtained a waiver expiring on August 29, 2009, for breach of the fixed charge coverage ratio in the Credit Agreement with Caye. Based on current economic conditions it is uncertain we will be in compliance when the waiver expires. If Caye does not extend the waiver, Caye will be entitled to stop supplying us credit and to accelarate all amounts currently due to Caye. Caye has advised us that, as a result of current economic conditions and conditions in the credit market, it may substantially decrease the amount of inventory it supplies us. Caye has indicated that it expects to continue to supply us at least through the end of March 2009 but it is uncertain whether it will continue after such date to take orders from us, except for orders from its domestic factories, which represent approximately 5% of our business with Caye. Given the time lag between the taking of orders and delivery, that means that after June 2009, we may need to get substantially all of our inventory from other sources.

     The Chinese company which currently manufactures approximately 95% of what we order through Caye, has given us a letter agreement to the effect that if Caye stops supplying us prior to November 12, 2009, it will, for at least a year thereafter, supply us with goods and provide us 75 days to pay for those goods without interest or penalty and an additional 30 days grace period on amounts over 75 days at a per annum rate of 0.75% over prime, provided that in no event will the amount payable by us exceed $10 million. This arrangement is substantially the same as our current arrangement with Caye except that under the Caye agreement we can owe up to $13.5 million.

     Settlement Agreements between us and the related company impact our liquidity, capital resources and operations in a number of ways as more fully discussed under “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 17, 2009, which is hereby incorporated by reference.

     The transactions with the related company, including our assumption of the warehousing responsibilities, adversely affected our operating results by $617,000 in fiscal 2008 and improved our operating results by $759,000 in fiscal 2007 and $667,000 in fiscal 2006, compared to the results we would have achieved based on the same sales levels under the agreements effective prior to the Initial Operating Agreement as more fully described under the caption “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 17, 2009, which is hereby incorporated by reference.

     On November 24, 2008, we entered into a fifth amendment to the warehousing agreement with the related company which provides that effective January 2009, the warehousing fee will be raised from 2.5% to 7.5% on the net sales price of goods sold by the related company for a one-year period. Based on related company delivered sales during the fiscal month end of January 2008 to the fiscal month end of August 2008, this change would have equated to an additional $826,000 of income during our fiscal year ended August 30, 2008. We are assuming, however, that the related company 's sales, like ours, may be lower than last year due to current economic conditions and, therefore, the benefit for the fiscal year ending August 29, 2009 may be less than $826,000.

     On November 24, 2008, we entered into a fifth amendment to the management agreement and license, pursuant to which the related company also agreed, for a one year period commencing January 2009, to increase its advertising contribution from $125,750 per month to $150,000 per month, an increase of $291,000 per year, and to contribute an additional $180,000, in three monthly installments of $60,000, beginning on January 15, 2009, for a planned television advertising campaign. In addition, we eliminated the reductions to the related company's share of the advertising costs, which reductions were tied to shortfalls in the related company’s net delivered sales.

     The credit card companies have, for the past several years, paid us shortly after credit card purchases by our customers. However, they have indicated to us that in light of current economic and credit conditions they are reexamining their payment policies. Extensions of the time they take to pay us would adversely affect our cash flow. In this connection, we have entered into an agreement with one of our credit card companies for the interim period ending December 17, 2008, pursuant to which there will be a $500,000 reserve established as, in effect, a performance bond against delivery by us of the merchandise ordered by their credit card customers.

     Based on the current level of operations at our stores, and after giving effect to cost cutting programs we intend to implement, and the recently amended arrangements with the related company described above, we anticipate that we will have the capital resources to operate for at least the next 12 months. However, if current economic and credit conditions prevail beyond the next year or worsen, there would be significant doubt as whether we could continue to operate significantly beyond that time without an infusion of capital or other measures, the availability of which there can be no assurance.

Contractual Obligations and Commitments

     The following table sets forth our future contractual obligations in total, for each of the next five years and thereafter, as of August 30, 2008. Such obligations include the retail store and warehouse leases, the lease for the executive office, written employment contracts for two of our executive officers, and agreements to pay the related company royalties.

(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases for retail stores,
warehouses and executive office	$17,549	$13,962	$10,983	$8,438	$5,996	$16,527	$73,455
Capital leases for equipment	54	54	44	26	17	24	219
Royalty payments to the related
company (1)	400	400	400	400	400	4,667	6,667
Employment contracts	900						900
Fabric protection fees to the related
company	600		—		—	—	600
Total contractual obligations	$19,503	$14,416	$11,427	$8,864	$6,413	$21,218	$81,841
____________________

(1)	The obligation to make these payments terminates on the earliest of (i) the closing of the asset acquisition following an exercise by us of our option to purchase substantially all of the assets of the related company under the Option Agreement; (ii) April 30, 2025, unless the parties extend the License Term, in which case the date shall be December 31, 2049; (iii) the termination of Manager’s role as manager under the Agreement; or (iv) on such date as is determined by an arbitrator or a court. For purposes of calculating the amount we have assumed the license will run out on April 30, 2025

     For the fiscal years ended August 30, 2008 and August 25, 2007 we had $835,000 and $1,635,000, respectively, in capital expenditures from continuing operations. We currently anticipate capital expenditures of approximately $400,000 during fiscal 2009 to open a third Ashley HomeStore and to refurbish existing facilities. We do not anticipate needing outside financing for such capital expenditures.

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

     We record a valuation allowance to reduce our deferred tax assets to the amount that we believe it is more likely than not to be realized. While we have considered future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance, we are unable to conclude that it is more likely than not that we would be able to realize our net deferred tax assets in the future. Should we determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Inflation

     There was no significant impact on our operations as a result of inflation during the three fiscal years ended August 26, 2006, August 25, 2007 and August 30, 2008.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     Management’s Report on Disclosure Controls and Procedures. Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of August 30, 2008, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

     Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of August 30, 2008.

     Changes in Internal Controls. There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

     On November 24, 2008, we entered into a fifth amendment to the Warehousing Agreement among the private company, Jennifer Warehousing, Inc., our wholly owned subsidiary, and us dated as of July 6, 2001, as amended, which amendment provides that effective January 2009, the warehousing fee payable to us by the private company will be raised from 2.5% to 7.5% on the net sales price of goods sold by the related company for a one-year period.

     On November 24, 2008, we entered into a fifth amendment to the Management Agreement and License among the private company, Jennifer Acquisition Corp., Inc., our wholly-owned subsidiary, and us, dated as of July 6, 2001, as amended. Pursuant to the amendment, the related company has agreed, for a one year period commencing January 2009, to increase its advertising contribution from $125,750 per month to $150,000 per month, an increase of $291,000 per year, and to contribute an additional $180,000, in three monthly installments of $60,000, beginning on January 15, 2009, for a planned television advertising campaign. In addition, we eliminated the reductions to the related company's share of the advertising costs, which reductions were tied to shortfalls in the related company’s net delivered sales.

PART III

Item 10. Our Directors and Executive Officers and Corporate Governance.

     The information set forth under the caption “Management” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 17, 2009 is hereby incorporated by reference.

Item 11. Executive Compensation.

     The information set forth under the caption “Executive Compensation” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 17, 2009 is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 17, 2009 is hereby incorporated by reference. Please see “Item 5. Market for Registrant’s Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities” for the information required by Item 201(d) of Regulation S-K with respect to Equity Compensation Plan Information.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     The information set forth under the captions “Certain Relationships and Related Transactions” and “The Board and Its Committees” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 17, 2009 is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

     The information set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 17, 2009 is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     (a) (1) Financial Statements.

     The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this report.

         (2) Financial Statement Schedules.

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

10.8

License Agreement, dated as of October 28, 1993, between Jennifer Licensing Corp. and Jara Enterprises, Inc., incorporated herein by reference to Exhibit 2 to our Current Report on Form 8-K dated November 30, 1993.

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

10.48

Amendment No. 1 to Warehousing Agreement by and between Jara Enterprises, Inc. and Jennifer Convertibles, Inc. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2002.

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

(3) Exhibits.

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

10.62

Amendment No.3 to Warehousing Agreement, by and among Jennifer Convertibles, Inc., Jennifer Warehousing, Inc., and Jara Enterprises, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 27, 2005.

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

10.68

Fourth Amendment to Credit Agreement and Third Amendment to Security Agreement by and among Caye Home Furnishings, LLC, Caye Upholstery, LLC, Caye International Furnishings, LLC incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2008.

10.69

Amendment No. 4 to Warehousing Agreement, by and among Jennifer Convertibles, Inc., Jennifer Warehousing, Inc., and Jara Enterprises, Inc. incorporated herein by reference to our Current Report on Form 8-K filed on August 21, 2008 reporting as an Item 1.01 event.

10.70	Amendment No. 5 to Warehousing Agreement, by and among Jennifer Convertibles, Inc., Jennifer Warehousing, Inc., and Jara Enterprises, Inc.*

10.71	Amendment No. 5 to Management Agreement and License, by and among Jara Enterprises, Inc., Jennifer Convertibles, Inc. and Jennifer Acquisition Corp.*

14	Corporate Code of Conduct and Ethics incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 2004.

21.1	Subsidiaries, incorporated herein by reference to Exhibit 22.1 to our Annual Report on Form 10-K for fiscal year ended August 27, 1994.

23.1	Consent of Eisner LLP. *

(3) Exhibits.

31.1	Certification of Chief Executive Officer. *

31.2	Certification of Chief Financial Officer. *

32.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350.*

* Filed herewith.

     (b) Exhibits.

     See (a) (3) above.

     (c) Financial Statement Schedules.

     See (a) (2) above.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Jennifer Convertibles, Inc.
Woodbury, New York

We have audited the accompanying consolidated balance sheets of Jennifer Convertibles, Inc. and subsidiaries (the "Company") as of August 30, 2008 and August 25, 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jennifer Convertibles, Inc. and subsidiaries as of August 30, 2008 and August 25, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 3, the Company has significant transactions with a related company.

New York, New York
November 26, 2008

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except for share data)

	August 30, 2008	August 25, 2007
ASSETS
Current assets:
Cash and cash equivalents	$9,057	$8,375
Marketable auction rate securities	—	8,300
Restricted cash	1,116	1,076
Accounts receivable	779	855
Merchandise inventories, net	10,646	14,391
Due from Related Company	4,063	4,834
Prepaid expenses and other current assets	1,508	1,235
Total current assets	27,169	39,066

Marketable auction rate securities	1,400	—
Store fixtures, equipment and leasehold improvements, at cost, net	3,202	3,377
Goodwill	1,650	1,650
Other assets (primarily security deposits)	691	706
	$34,112	$44,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade (including $892 and $1,317 to a stockholder)	$12,932	$19,718
Customer deposits	6,493	6,543
Accrued expenses and other current liabilities	3,892	4,183
Due to Related Company	400	550
Deferred rent and allowances - current portion	634	713
Total current liabilities	24,351	31,707

Deferred rent and allowances, net of current portion	2,905	2,948
Obligations under capital leases, net of current portion	139	119
Total liabilities	27,395	34,774

Commitments and contingencies (Notes 14 and 15)

Stockholders' Equity:
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490 shares at August 30, 2008 and August 25, 2007
(liquidation preference $3,245)	—	—
Series B Convertible Preferred - issued and outstanding 47,989 shares at August 30, 2008 and August 25, 2007
(liquidation preference $240)	1	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued and outstanding 7,073,466
shares at August 30, 2008 and August 25, 2007	70	70
Additional paid-in capital	29,626	29,605
Accumulated deficit	(22,980)	(19,651)
	6,717	10,025
	$34,112	$44,799

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except for share data)

	Year ended	Year ended	Year ended
	August 30, 2008	August 25, 2007	August 26, 2006
	(53 weeks)	(52 weeks)	(52 weeks)
Revenue:
Net sales	$113,851	$125,300	$127,875
Revenue from service contracts	7,114	8,652	9,252
	120,965	133,952	137,127
Cost of sales, including store occupancy,
warehousing, delivery and service costs	85,503	92,045	93,711
Selling, general and administrative expenses	38,009	37,452	37,460
Depreciation and amortization	1,008	902	804
	124,520	130,399	131,975
(Loss) income from operations	(3,555)	3,553	5,152
Interest income	521	736	402
Interest expense	(16)	(14)	(26)
(Loss) income from continuing operations before income taxes	(3,050)	4,275	5,528
Income tax expense	10	124	321
(Loss) income from continuing operations	(3,060)	4,151	5,207
(Loss) income from discontinued operations
(including (loss) income on store closings of ($84) and
$180 for 2008 and 2006, respectively)	(269)	(180)	13

Net (loss) income	$(3,329)	$3,971	$5,220

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.43)	$0.53	$0.71
(Loss) income from discontinued operations	(0.04)	(0.02)	0.00
Net (loss) income	$(0.47)	$0.51	$0.71

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.43)	$0.47	$0.62
(Loss) income from discontinued operations	(0.04)	(0.02)	0.00
Net (loss) income	$(0.47)	$0.45	$0.62

Weighted average common shares outstanding	7,073,466	6,910,523	6,043,157
Weighted average common shares issuable on conversion of
outstanding Series A participating preferred stock	—	924,500	1,292,269

Total weighted average common shares basic	7,073,466	7,835,023	7,335,426
Effect of potential common share issuance:
Stock options	—	847,359	886,152
Warrants	—	81,635	70,497
Series B convertible preferred stock	—	54,265	57,915

Weighted average common shares diluted	7,073,466	8,818,282	8,349,990

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share data)

	Preferred stock		Preferred stock				Additional
	Series A		Series B		Common stock		paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	capital	(deficit)	Totals
Balances at August 27, 2005	10,000	$—	57,381	$1	5,793,058	$58	$27,935	$(28,842)	$(848)
Conversion of Series A preferred stock	(3,510)				500,000	5	(5)		—
Issuance of Series B preferred stock			31,499	—			131		131
Dividends paid on Series B
preferred stock							(50)		(50)
Exercise of stock options					494,878	5	1,080		1,085
Non cash compensation to consultant							21		21
Net income								5,220	5,220
Balances at August 26, 2006	6,490	—	88,880	1	6,787,936	68	29,112	(23,622)	5,559
Conversion of Series B preferred stock			(40,891)	—	28,523	—			—
Dividends paid on Series B
preferred stock							(48)		(48)
Other distributions in connection with
conversion of Series B
preferred stock							(5)		(5)
Exercise of stock options					257,007	2	525		527
Non cash compensation to consultant							21		21
Net income								3,971	3,971
Balances at August 25, 2007	6,490	$—	47,989	$1	7,073,466	$70	$29,605	$(19,651)	$10,025
Non cash compensation to consultant							21		21
Net loss								(3,329)	(3,329)
Balances at August 30, 2008	6,490	$—	47,989	$1	7,073,466	$70	$29,626	$(22,980)	$6,717

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended	Year Ended	Year Ended
	August 30, 2008	August 25, 2007	August 26, 2006
	(53 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net (loss) income	$(3,329)	$3,971	$5,220
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities of continuing operations:
Depreciation and amortization	1,008	902	804
Non cash compensation to consultant	21	21	21
Loss (income) from discontinued operations	269	180	(13)
Loss on disposal of property	58	10	7
Interest earned on annuity contract	—	(16)	(29)
Deferred rent	(96)	122	(34)
Recovery of prior year receivables and other amounts due from Related Company	—	—	600
Changes in operating assets and liabilities
Merchandise inventories, net	3,494	(845)	(318)
Prepaid expenses and other current assets	(272)	(76)	(89)
Accounts receivable	31	56	162
Due from Related Company, net	621	86	(529)
Other assets, net	3	(6)	(121)
Accounts payable, trade	(6,786)	880	226
Customer deposits	127	(474)	(727)
Accrued expenses and other current liabilities	(318)	(197)	1,145
Net cash (used in) provided by operating activities of continuing operations	(5,169)	4,614	6,325

Cash flows from investing activities:
Capital expenditures	(835)	(1,635)	(1,083)
Proceeds from redemption of annuity contract	—	951	106
Sale of marketable auction rate securities	6,900	—	—
Purchase of marketable auction rate securities	—	(3,300)	(5,000)
Restricted cash	(40)	(213)	(753)
Net cash provided by (used in) investing activities of continuing operations	6,025	(4,197)	(6,730)

Cash flows from financing activities:
Principal payments under capital lease obligations	(33)	(24)	(9)
Proceeds from exercise of stock options	—	527	1,085
Dividends on Series B preferred stock	—	(48)	(50)
Other distributions in connection with conversion of Series B preferred stock	—	(5)	—
Net cash (used in) provided by financing activities of continuing operations	(33)	450	1,026

Net increase in cash and cash equivalents from continuing operations	823	867	621

Net decrease in cash and cash equivalents from operating activities of discontinued operations	(141)	(133)	(140)

Net decrease in cash and cash equivalents from investing activities of discontinued operations	—	—	(17)

Cash and cash equivalents at beginning of year	8,375	7,641	7,177

Cash and cash equivalents at end of year	$9,057	$8,375	$7,641

Supplemental disclosure of cash flow information:

Income taxes paid	$462	$374	$89

Interest paid	$16	$14	$26

Issuance of preferred stock in connection with derivative litigation settlement	$—	$—	$131

Obligations under capital leases for equipment and leasehold improvements	$68	$—	$179

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

(1) Business

     Jennifer Convertibles, Inc. and subsidiaries (the “Company”) owns and is the licensor of specialty retail stores that sell a complete line of sofa beds, as well as sofas and companion pieces, such as loveseats, chairs and recliners, and specialty retail stores that sell leather living room furniture. Such stores are in the United States and are located throughout the Eastern Seaboard, in the Midwest, on the West Coast and in the Southwest. As of August 30, 2008 and August 25, 2007, respectively, 149 and 160 Company-owned stores operated under the Jennifer Convertibles and Jennifer Leather names. On May 26, 2007, the Company opened its first Ashley Furniture Homestore and opened its second store on May 7, 2008 (“Ashley stores”) as further described in Note 13. The stores are located in New York and sell home furnishings, consisting of Ashley Homestores, Ltd. products and accessories.

     During fiscal 2008, the Company combined one store with another and closed ten stores of which the operating results of six have been reflected as discontinued operations in the accompanying financial statements. During fiscal 2007, the Company opened one store and closed eight stores of which the operating results of two have been reflected as discontinued operations in the accompanying financial statements. During fiscal 2006, the Company closed three stores, the operating results of which have been reflected as discontinued operations in the accompanying financial statements. The operations of four stores closed in fiscal 2008 and six stores closed during fiscal 2007 have not been reported as discontinued operations as the Company anticipates that such stores will continue to generate revenues from customers of stores located in the same territory as the closed stores.

     As more fully discussed in Note 3, the Company and a related company (the “Related Company”) have had numerous transactions with each other. Due to the numerous transactions with the Related Company, the results of operations of the Company are not necessarily indicative of what they would be if all transactions were with independent parties.

(2) Summary of Significant Accounting Policies

Principles of consolidation:

     The consolidated financial statements include the accounts of Jennifer Convertibles, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The 2007 and 2006 results of operations and cash flows have been restated from amounts previously reported to reflect operations of stores closed in 2008 as discontinued operations.

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

Segment information:

     Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information”, requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 permits operating segments to be aggregated if they have similar economic characteristics, products, types of customers and methods of distribution. Accordingly, the Company’s specialty furniture stores (“Jennifer”) are considered to be one reportable operating segment. In addition, commencing in fiscal 2007, the Ashley stores – big box, full line home furniture retail stores are another reportable segment.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

Cash and cash equivalents:

     The Company considers all short-term, highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities:

     The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s marketable securities have been classified and accounted for as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of related income taxes, in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until realized. As of August 30, 2008 and August 25, 2007, unrealized gains and losses have been nominal.

Merchandise inventories:

     Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located as follows:

	August 30,	August 25,
	2008	2007
Showrooms	$5,681	$6,130
Warehouses	4,965	8,261
	$10,646	$14,391

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

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

     During the fiscal years ended in 2008, 2007 and 2006, the Company performed the required annual impairment tests and has determined that there was no impairment of the Company’s goodwill.

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

Deferred rent and allowances:

     Rent expense charged to operations differs from rent paid pursuant to certain of the Company’s leases, because of the effect of free rent periods and work allowances granted by the landlord. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases reduced by work allowances granted, on a straight-line basis, over the respective lease term. Accordingly, the Company has recorded deferred rent and allowances of $3,539 and $3,661 at August 30, 2008 and August 25, 2007, respectively.

Revenue recognition:

     Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Sales are made on either a non-financed or financed basis (see Note 5). For the Jennifer stores, a minimum deposit of 50% is typically required upon placing a non-financed sales order with the balance payable upon delivery. For non-financed sales, the Ashley stores typically require payment of 100% of the purchase price when the sales order is written.

     A subsidiary of the Related Company assumes all performance obligations and risks of any loss under the lifetime protection plans for the Jennifer segment. An independent outside company assumes all performance obligations and risks of any loss under the protection plans for the Ashley segment. Accordingly, the Company recognizes revenue from the sale of service contracts related to the plans at the time of sale to the customer.

     The Company is entitled to royalty income from two stores owned by the Related Company and one store owned by an unconsolidated licensee that is managed by the Related Company. Royalty income from the three stores amounted to $143, $177 and $168 for the years ended August 30, 2008, August 25, 2007 and August 26, 2006, respectively. Such amounts are included in net sales in the consolidated statements of operations.

     Warehousing and management fee income from the Related Company is recognized when earned.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

Advertising:

     The Company advertises in newspapers and on television. Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising expense from continuing operations for the years ended August 30, 2008, August 25, 2007 and August 26, 2006 aggregated $13,371, $12,606, and $12,803, respectively, net of amounts charged to the Related Company and unconsolidated licensees (see Note 3).

Selling, general and administrative expenses:

     Included in selling, general and administrative expenses in the consolidated statement of operations are the following: compensation expense, advertising expense, professional fees, board of director fees, utilities, insurance premiums, claims and deductibles, travel and entertainment, showroom and store supplies, repairs and maintenance, finance fees, and transactions with the Related Company as more fully described in Note 3.

Shipping and handling costs:

     Shipping and handling costs are included in cost of sales. Delivery fees paid by customers are included in revenue.

Pre-opening costs:

     Costs incurred in connection with the opening of stores are expensed as incurred.

Warranties:

     Estimated warranty costs are expensed in the same period that sales are recognized.

Concentration of risks:

     The receivable from the Related Company as of August 30, 2008 and August 25, 2007, represents current charges aggregating $4,063 and $4,834, respectively, principally for merchandise transfers, warehousing services and advertising costs, which are payable within 85 days of the end of the month in which the transactions originate. Such amounts have been fully paid subsequent to the balance sheet dates. However, at any given time, the Related Company owes the Company approximately $4 million for the services and goods that were provided. The Company assumes that like other retailers and itself, the Related Company has been adversely affected by the economy. If the Related Company were unable to pay the amounts due to the Company, it would have a material adverse effect on the Company’s cash flow and financial condition.

     The Company purchased inventory from three suppliers under normal or extended trade terms amounting to 12%, 69% and 16% of inventory purchases during fiscal 2008. The Company purchased inventory from two suppliers amounting to 14% and 71% of inventory purchases during fiscal 2007 and 22% and 62% of inventory purchases during fiscal 2006.

     The Company utilizes many local banks as depositories for cash receipts received at its showrooms. Such funds are transferred daily to a concentration account maintained at one commercial bank. As of August 30, 2008 and August 25, 2007, amounts at risk and on deposit with three banks totaled 96% and 95%, of total cash and cash equivalents, respectively.

Stock options:

     In December 2004, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which replaced SFAS 123 and superseded APB Opinion No. 25. Under the provisions of SFAS 123(R), companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The statement was effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly was adopted by the Company in the first quarter of fiscal year 2006. SFAS 123 (R) requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date. On March 9, 2005, the Board of Directors opted to accelerate the vesting of outstanding stock options, all of which were out of the money, in order to avoid the recognition of compensation expense under SFAS 123 (R) with respect to these options. There were no stock options granted to employees during fiscal 2008, 2007 and 2006 and accordingly, there was no employee compensation expense related to stock options or other stock based awards during such years.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

Per share data:

     Basic net loss per common share for fiscal 2008 is computed by dividing the net loss increased by cumulative preferred stock dividends on the Series B preferred stock of $17 by the weighted average number of shares of common stock outstanding during the year. Potentially dilutive shares in fiscal 2008, which aggregated 3,476,215 shares, related to the conversion of Series A and Series B preferred stock and the exercise of stock options and warrants, were excluded from the diluted loss per share calculation, because their effects would have been anti-dilutive. Basic net income per common share for fiscal 2007 and 2006 is computed by dividing net income reduced by cumulative preferred stock dividends and other distributions on the Series B preferred stock of $32 and $29, respectively, by the weighted average number of shares of common stock outstanding during the year plus weighted average common shares issuable upon conversion of the Series A participating preferred stock. Diluted net income per common share for fiscal 2007 and 2006 is computed similar to basic net income per common share except that it reflects the potential dilution that could occur if dilutive options and warrants were exercised, using the treasury stock method, and assumes that the Series B preferred stock was converted into common stock upon issuance.

Fair value of financial instruments:

     The carrying amount of the investment in marketable securities approximates fair value. The carrying amount of accounts receivable, accounts payable and customer deposits approximates fair value due to their short-term nature.

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

     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for fiscal years beginning after December 15, 2008, these statements revise and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The adoption of these statements will change the Company’s accounting treatment for business combinations on a prospective basis.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

     In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate that the statement will have a material impact since the Company has not historically engaged in hedging activities or acquired derivative instruments.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is not expected to change the Company’s current accounting practice.

(3) Agreements and Transactions With Related Company

     The consolidated financial statements do not include the results of operations of 22 stores licensed by the Company, 21 of which are owned and operated by a company (the “Related Company”), which is owned by the estate of a deceased stockholder of the Company who also was the brother-in-law of the Company’s Chairman of the Board and Chief Executive Officer “(CEO)”. The sister of the Company’s CEO is currently acting as the interim president of the Related Company. Nineteen of the 21 stores are located in New York and are on a royalty-free basis. Until November 1994, the Related Company was owned by three of the officers/directors/principal stockholders of the Company. In November 1994, the Related Company redeemed the stock in the Related Company of two of the principal stockholders (Harley Greenfield and Edward Seidner) for notes in the amount of $10,273 which are due in 2023 and are collateralized by the assets of the Related Company and a pledge of the remaining stockholder’s stock in the Related Company to secure his personal guarantee of the notes. As of August 30, 2008, the remaining principal amount of the notes is $8,355 and the personal guarantee of the remaining stockholder was released.

     Pursuant to a Warehousing Agreement, the Company is obligated to provide warehouse services to the Related Company. Through April 30, 2010, the Company will receive a warehousing fee of 2.5% on the net sales price of goods sold by the Related Company up to $27,640 of net delivered sales and 5% on net delivered sales over $27,640. After April 30, 2010, the Company will receive a warehousing fee of 7.5% of all net delivered sales by the Related Company. On November 24, 2008, the Company entered into a fifth amendment to the Warehousing Agreement with the Related Company which provides that effective January 2009, the warehousing fee will be raised from 2.5% to 7.5% of all net delivered sales for a one-year period. In addition, during the full term of the agreement, the Company will receive a fee based on fabric protection sold and warranty services performed by the Related Company. For the fiscal years ended in 2008, 2007 and 2006, respectively, charges (included in net sales) to the Related Company for warehousing fees amounted to $640, $933 and $780, based on net delivered sales and $644, $829 and $853, based on sales of fabric protection and warranty services.

     Pursuant to a Purchasing Agreement, the Company continues to purchase merchandise for the Company and the Related Company. The Related Company has 85 days after the end of the month in which the transactions originate to pay the amounts due.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

     The Company has previously granted the Related Company a perpetual, royalty-free license to use and to sublicense and franchise the use of trademarks in the State of New York. The license is exclusive in such territory, subject to certain exceptions. Under a Management Agreement and License, the Company is responsible for managing the sales of the Related Company’s stores so that the stores will be substantially the same as the Company’s own stores, provided the Related Company is not obligated to spend more than $25 per store or $100 in any 12-month period on maintenance and improvements to its stores. If during any annual period the Related Company’s net delivered sales exceed $27,640 but do not surpass $29,640, then the Related Company will pay to the Company an amount equal to ten percent (10%) of such excess and if the Related Company's net delivered sales exceed $29,640, the Related Company must pay to the Company 48% of any excess over $29,640. During the fiscal year ended August 26, 2006 no such management fees were earned. On October 13, 2006, the Management Agreement and License was amended to eliminate any future or prior shortfall payments that may be due to or from the Related Company.

     The Company also has the right to open an unlimited number of stores in New York in exchange for a royalty to the Related Company of $400 per year which was paid to the Related Company for each of the fiscal years ended in 2008, 2007 and 2006.

     Because the Company may negatively impact the Related Company’s sales by opening additional stores within the State of New York and because the Company is managing the Related Company’s stores, the Company has agreed to pay the Related Company 10% of the amount by which their net delivered sales for any 12-month period are below $27,640, provided that if such net delivered sales fall below $26,000, the Company will pay the Related Company 15% of such shortfall amount. However, such amounts together with amounts the Company may pay for advertising if the Related Company’s net delivered sales drop below $27,640 as described below, shall not, in the aggregate exceed $2,700 in any 12-month period. On November 18, 2004, the Management Agreement and License pursuant to which the Company is required to make such payments to the Related Company was amended such that the Related Company has agreed to waive its rights to receive the payments described above during the period commencing January 1, 2005 through August 31, 2007. On October 13, 2006, the Management Agreement and License was further amended to eliminate any future or prior shortfall payments that may be due to the Related Company.

     The Related Company has the right to close stores and, if it does, the Company has the right to purchase them for the cost of the related inventory (estimated at approximately $50 on average) and, subject to obtaining any necessary landlord’s consent, continue the operations of the stores for the Company’s own account.

     The Related Company is to contribute $126 per month to advertising, provided that such amount is to be reduced by the lesser of $80 or 1% of the Company’s sales in New York (other than sales of leather furniture and sales from six stores in New York which the Company has owned for many years). On November 24, 2008, the Company entered into a fifth amendment to the Management Agreement and License, pursuant to which the Related Company also agreed, for a one year period commencing in January 2009, to increase its advertising contribution from $126 per month to $150 per month and to eliminate the reductions to the Related Company's share of the advertising costs tied to the shortfalls in the Related Company’s net delivered sales. In addition, subject to certain exceptions, if the Related Company’s sales are less than $27,640 in any 12-month period, the Company will pay the Related Company (or reduce the advertising payment the Related Company owes the Company by) an amount equal to 50% of the amount by which its sales are below such amount provided that such payment plus any payments of the 10-15% with respect to sales shortfalls as described above, will not exceed $2,700 (in any 12-month period) in the aggregate. On November 18, 2004, the Management Agreement and License pursuant to which the Company is required to make such payments to the Related Company was amended such that the Related Company has agreed to waive its rights to receive the payments described above during the period commencing January 1, 2005 through August 31, 2007. On October 13, 2006, the Management Agreement and License was further amended to eliminate any future or prior shortfall payments that may be due to the Related Company. For the fiscal years ended in 2008, 2007 and 2006, contributions from the Related Company for advertising, which reduced selling, general and administrative expenses from continuing operations, amounted to $1,509, $1,509 and $1,509, respectively.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

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

     Pursuant to an Option Agreement, the Company has received the option to purchase the assets relating to the Related Company’s stores for a period of 10 years beginning on July 6, 2011 at a purchase price starting at $8,125, and decreasing over the term of the option, plus the assumption of approximately $5,000 principal amount of notes due to each of Messers. Greenfield and Seidner, and declining over the term of the option. As of August 30, 2008, the principal balance on the notes due is an aggregate of approximately $8,355.

     A monitoring committee has been set up to review, on an on-going basis, the relationships between the Related Company and the Company in order to avoid potential conflicts of interest between the parties. The monitoring committee will remain in effect for five years commencing April 30, 2005, the date the settlement agreements became effective.

     Effective June 23, 2002, the Company amended the warehousing agreement with the Related Company whereby the Related Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Related Company on and after such date through August 30, 2008 and assumed all performance obligations and risk of loss there under. On August 18, 2008, the Company entered into a fourth amendment to the warehousing agreement extending the terms effective August 30, 2008 through August 29, 2009. The Company has no obligation with respect to such plans. The Related Company is entitled to receive a monthly payment of $50, payable by the Company 85 days after the end of the month, subject to an adjustment based on the volume of annual sales of the plans. The Company retains any remaining revenue from the sales of the plans. Payments to the Related Company amounted to $400, $550 and $550 for the fiscal years ended in 2008, 2007 and 2006 respectively. In addition, for a payment of $400 by the Company, the Related Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Related Company prior to June 23, 2002. Accordingly, the Company has no obligations for any claims filed after June 23, 2002.

Transactions with the Related Company:

     The Company purchased merchandise for itself, its wholly owned subsidiaries, unconsolidated licensees and the Related Company. During the fiscal years ended in 2008, 2007 and 2006, approximately $11,531, $14,200 and $13,829, respectively, of inventory at cost was purchased by the Related Company and the unconsolidated licensees through the Company. These transactions are not reflected in the consolidated statements of operations of the Company and do not impact the Company’s earnings. The Company receives the benefit of any vendor discounts and allowances in respect of merchandise purchased by the Company on behalf of its subsidiaries and certain other licensees. The Related Company receives the benefit of any discounts refunded or credited by suppliers in respect of merchandise purchased by the Related Company through the Company. Except for “special orders” representing goods with fabric specially ordered by a customer of a Related Company store, which are transferred to the Related Company when the merchandise is received by the Company at its warehouse, the Company maintains title to inventory purchased on behalf of the Related Company until the Related Company sells it. The Company is solely responsible for payment to the merchandise vendors.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

     Included in the consolidated statements of operations are the following amounts charged by and to the Related Company:

	Increase (Decrease)
	Year Ended
	August 30,	August 25,	August 26,
	2008	2007	2006
Net sales:
Royalty income	$143	$177	$168
Warehouse fees	1,284	1,762	1,633
Delivery charges	3,557	4,169	3,470
Total charged to the Related Company	$4,984	$6,108	$5,271
Revenue from service contracts:
Fabric protection fees charged by the Related Company	$(400)	$(550)	$(550)
Selling, general and administrative expenses:
Administrative fees paid by the Related Company	$(112)	$(110)	$(112)
Advertising reimbursement paid by the Related Company	(1,509)	(1,509)	(1,509)
Royalty expense paid to the Related Company	400	400	400
Net charged to the Related Company	$(1,221)	$(1,219)	$(1,221)

     The Company has no equity interest in the Related Company.

(4) Investments

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

     Marketable securities consist of the following:

	August 30,	August 25,
	2008	2007
Current:
Auction rate municipal bonds	$—	$6,150
Auction market preferred stock	—	2,150
Total	—	8,300
Non-current:
Auction rate municipal bonds	800	—
Auction market preferred stock	600	—
Total	1,400	—
Total marketable securities	$1,400	$8,300

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

     The auction rate securities (“ARS”) held by the Company are marketable securities with maturities ranging from 12 to 39 years for which the interest rates are reset through a Dutch auction every 28 days. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. At August 25, 2007, ARS were viewed by the Company as available to support current operations and accordingly were classified as current assets without regard to contractual maturities. During the year ended August 30, 2008, the Company sold $5,350 of auction rate municipal bonds and $1,550 of auction market preferred stock at face value; however, as a result of liquidity issues experienced in global credit and capital markets, the remaining ARS held by the Company have experienced multiple failed auctions, beginning in February 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders.

     Of the auction rate securities held by the Company on August 30, 2008, $800 are auction rate municipal bonds collateralized by student loans, which are insured and guaranteed by the United States Federal Department of Education. The balance of ARS consist of auction market preferred stock issued by closed end mutual funds with a par value of $600, of which $550 is invested in a fund whose underlying investments consist primarily of a diversified portfolio of preferred securities issued by companies in the banking, utilities, and insurance industries. Such fund is required to maintain asset coverage of at least 200% with respect to the auction market preferred stock. If the fund fails to meet this requirement and does not correct such failure, the fund may be required to redeem, in part or in full, the preferred stock at par value plus accumulated and unpaid dividends. Substantially all of the Company’s ARS carry AAA ratings and have not experienced any payment defaults. Further, ARS that did not successfully auction reset to maximum interest rates as prescribed in the underlying indenture or prospectus.

     Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to the securities in which the Company is invested, the Company believes no impairment has occurred at August 30, 2008, as the Company presently has the ability and the intent to hold these investments long enough to avoid realizing any significant loss.

     As of August 30, 2008, the $1,400 of auction rate securities were classified in non-current assets due to the fact that they were not currently trading at such date and conditions in the general debt markets created uncertainty as to when successful auctions would be reestablished.

     Pursuant to an offer to purchase dated September 30, 2008, the Company as of November 21, 2008, sold $1,350 of auction rate securities to Morgan Stanley & Co. Incorporated, the Company’s broker, at face value.

(5) Accounts Receivable

     Accounts receivable in the accompanying balance sheets principally represent amounts due from a finance company and credit card processors for certain sales made in August of each year. The Company finances sales and sells financed receivables on a non-recourse basis to an independent finance company. The Company does not retain any interests in or service the sold receivables. In addition, customers through credit cards, charge certain sales. The selling price of the receivables is dependent upon the payment terms with the customer and results in either a payment to or receipt from the finance company of a percentage of the receivable as a fee. Net fees paid to the credit card and finance companies, which amounted to $1,423, $1,616 and $1,595, for the fiscal years ended in 2008, 2007 and 2006, respectively, are included in selling, general and administrative expenses from continuing operations. Proceeds received from the sale of the receivables amounted to $22,323, $21,176 and $20,493, for the fiscal years ended in 2008, 2007 and 2006, respectively.

     Credit card processors pay the Company shortly after credit card purchases by customers and before merchandise is delivered. However, credit card companies have indicated to the Company that in light of current economic and credit conditions they are reexamining their payment policies. In this connection, in November 2008, the Company entered into an interim agreement with a credit card company pursuant to which the credit card processor will, through December 17, 2008, hold back $500,000 as a reserve against delivery by the company of merchandise ordered by its credit card customers. Subsequent to such date, a new agreement is to be entered into which may adjust the amount of the hold back and certain other terms and conditions.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

(6) Store Fixtures, Equipment and Leasehold Improvements

     Store fixtures, equipment and leasehold improvements consist of the following:

	Year Ended		Estimated
	August 30,	August 25,	Useful Lives
	2008	2007	(in Years)
Store fixtures and furniture	$5,642	$5,649	5 to 10
Leasehold improvements	10,144	10,082	1 to 15
Computer equipment and software	1,947	1,919	3 to 10
Equipment under capital leases	247	179	5 to 10
	17,980	17,829
Less: accumulated depreciation and amortization	(14,778)	(14,452)
	$3,202	$3,377

(7) Transactions with Klaussner

     The Company and Klaussner Furniture Industries Inc. (“Klaussner”), one of the Company’s larger suppliers and the owner of the outstanding shares of the Company’s Series A convertible preferred stock, executed a Credit and Security Agreement in March 1996 that effectively extended the payment terms for merchandise shipped from 60 days to 81 days. The Company agreed to pay Klaussner a late payment fee of .67% per month times the sum of all invoices outstanding for more than 60 days at each month-end. As of August 30, 2008 and August 25, 2007, the Company owed Klaussner $892 and $1,317, respectively. The Company purchased approximately 12% (2008), 14% (2007) and 22% (2006)) of its inventory from Klaussner.

     Purchase allowances of $248 (2008), $343 (2007) and $466 (2006) were obtained from Klaussner, which reduced cost of sales from continuing operations. The Company receives a purchase price reduction from Klaussner in exchange for the Company assuming responsibility for and incurring any costs of warranty work that has to be performed on merchandise acquired from this vendor. The price reduction relates to all purchases and is recorded as a reduction in the cost of the merchandise purchased, and is included in cost of sales from continuing operations upon sale of the merchandise.

     In addition, the Company also receives a price reduction from Klaussner on all of its purchases relating to how the merchandise is shipped to the Company. Such amounts are also recorded as reductions in the cost of the merchandise purchased, and are included in cost of sales from continuing operations upon sale of the merchandise.

     On December 11, 1997, the Company sold to Klaussner 10,000 shares of Series A preferred stock for $5,000. During May 2006, Klaussner voluntarily converted 3,510 shares of Series A preferred stock into 500,000 shares of the Company’s common stock. The remaining 6,490 shares of Series A preferred stock are non-voting, have a liquidation preference of $3,245, do not pay dividends (except if declared on the common stock) and are convertible into 924,500 shares of the Company’s common stock. In addition, as long as Klaussner owns at least 10% of the Company’s outstanding common stock, assuming conversion, it has the right of first refusal to purchase any common stock or equivalents sold by the Company at less than $3.51 per share. In connection therewith, and as a result of the Company granting options to employees to purchase shares of common stock at $2.00 per share, on January 18, 2001, the Company granted Klaussner an option to purchase 18,730 shares of common stock at an exercise price of $2.00 per share. The option expires in January 2011.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

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

(8) Transactions with Caye

     In July 2005, the Company entered into a Credit Agreement (“Agreement”) with Caye Home Furnishings, LLC and its affiliates (“Caye”) who is also a vendor of the Company. Under the Agreement, as amended, the Company can draw down up to $11.5 million for the purchase from Caye of merchandise subject to a formula based on eligible accounts receivable, inventory and cash in deposit accounts. The borrowings under the Agreement are due 105 days from the date goods are received by the Company and bear interest for the period between 75 and 105 days at prime plus .75%. If the borrowings are not repaid after 105 days the interest rate increases to prime plus 2.75%.

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

     As of August 30, 2008, the Company has satisfied all covenants of the credit facility as amended, except for the fixed charge ratio for the trailing four quarter period ended August 30, 2008 for which it obtained a waiver. The Company does not expect to be in compliance with the ratio for the trailing four quarter period ending November 29, 2008 and for subsequent interim periods during the fiscal year ending August 29, 2009 and has also obtained a waiver for such periods.

     Approximately 69%, 71% and 62% of the Company’s purchases of merchandise were from Caye during fiscal 2008, 2007 and 2006, respectively. As of August 30, 2008 and August 25, 2007, the Company owed Caye approximately $9,050 and $14,469, respectively, no portion of which exceeded the 75-day payment terms. Such amounts are included in accounts payable, trade on the respective accompanying consolidated balance sheets.

     Caye has advised us that, as a result of current economic conditions and conditions in the credit market, it may substantially decrease the amount of inventory it supplies to the Company. Caye has indicated that it expects to continue to supply the Company at least through the end of March 2009 but it is uncertain whether it will continue after such date to take orders from the Company, except for orders from its domestic factories, which represent approximately 5% of its business with Caye. Given the time lag between the taking of orders and delivery, that means that after June 2009, the Company may need to get substantially all of our inventory from other sources.

     The Chinese company which currently manufactures approximately 95% of what the Company orders through Caye, has provided a letter agreement to the effect that if Caye stops supplying the Company prior to November 12, 2009, it will, for at least a year thereafter, supply the Company goods and provide 75 days to pay for those goods without interest or penalty and an additional 30 days grace period on amounts over 75 days at a per annum rate of 0.75% over prime, provided that in no event will the amount payable by the Company exceed $10 million. This arrangement is substantially the same as the current arrangement with Caye except that under the Caye agreement the Company can owe up to $13.5 million.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

(9) Income Taxes

     Components of income tax expense (benefit) applicable to continuing operations are as follows:

	Year Ended
	August 30,		August 25,	August 26,
	2008		2007	2006
Current:
Federal	$(4	) (a)	$59	$85
State	14		65	236
	$10		$124	$321
____________________

(a)	Represents an over accrual of federal alternative minimum taxes at August 25, 2007.

     Expected income tax expense (benefit) applicable to continuing operations based on the statutory rate is reconciled with actual income tax expense as follows:

	Year Ended
	August 30,	August 25,	August 26,
	2008	2007	2006
“Expected” tax expense (benefit)	(34.0)%	34.0%	34.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of federal income
tax effect	0.3%	1.0%	2.8%
Non-deductible items	0.5%	0.4%	0.3%
Other	0.0%	0.4%	(4.6)%
Utilization of net operating loss carryforwards	0.0%	(32.1)%	(26.7)%
Increase in valuation allowance	33.7%	0.0%	0.0%
Actual tax expense	0.5%	3.7%	5.8%

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

     The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

	Year Ended
	August 30,	August 25,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$3,399	$1,958
Alternative minimum tax credit carryforward	142	144
Deferred rent expense	1,362	1,409
Excess of tax over book basis of leasehold
improvements	2,196	2,141
Inventory capitalization	258	422
Other expenses for financial reporting, not yet
deductible for taxes	79	176
Total deferred tax assets, before valuation allowance	7,436	6,250
Less: valuation allowance	(7,097)	(5,972)
Total deferred tax assets	339	278
Deferred tax liabilities:
Excess of book over tax basis of store fixtures and
equipment	339	278
Net deferred tax assets	$—	$—

     As of August 30, 2008, the Company has a net operating loss carryforward of $8,829, which expires in years 2023 through 2028.

     A valuation allowance has been established to offset the deferred tax asset to the extent the Company has not determined that it is more likely than not that the future tax benefits will be realized. During the year ended August 30, 2008, the valuation allowance increased by $1,125 resulting principally from net operating losses incurred by the Company in fiscal 2008. During the years ended August 25, 2007 and August 26, 2006, the valuation allowance decreased by $1,292 and $1,393, respectively, due principally to utilization of net operating loss carryforwards.

     Effective August 26, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an Interpretation of FASB Statement No. 109)” (“FIN 48”). This interpretation was issued in July 2006 to clarify the uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As required by FIN 48, the Company applied the “more-likely-than-not” recognition threshold to all tax provisions, commencing at the adoption date, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. Accordingly the adoption of FIN 48 had no effect on the Company’s financial statements. Pursuant to FIN 48, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expense, in the consolidated statement of operations.

     The Company files income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, the 2006 through 2008 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the 2004 through 2008 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

(10) Warrant

     On March 30, 2005, in connection with the settlement of the derivative litigation (see Note 14 – Consulting agreement), as additional compensation for consulting services, the Company issued to a consultant a warrant to purchase 150,000 shares of common stock, at an exercise price of $2.37 per share. In the event the consulting agreement is terminated for any reason, including but not limited to the Consultant’s death or disability, the warrant shall immediately become exercisable with respect to remaining unvested shares effective the date of such termination. The warrant expires ten years from the date of issuance and vests as follows: 50,000 shares upon issuance, 50,000 shares on the first anniversary thereof, and 50,000 shares on the second anniversary thereof. The warrant will become fully vested if the closing price of the Company’s common stock exceeds $7.00 per share for five consecutive trading days. On October 30, 2006, the warrant became fully vested since the Company’s common stock exceeded $7.00 for five consecutive days. The fair value of the warrant on the date of issuance was approximately $146 utilizing the Black-Scholes option-pricing model with the following assumptions: 40% volatility, five-year expected life, risk-free interest rate of 4.27 % and a dividend yield ratio of 0%, which value is being amortized over the five year term of the consulting agreement.

(11) Stock Option Plans

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

     At the Company’s annual meeting of stockholders, which was held on February 6, 2007, the 2006 Equity Incentive Plan (the “2006 Plan”) was adopted allowing the Company, under the direction of its Compensation and Option Committee, to make grants of stock options, and restricted and unrestricted stock awards to employees, consultants and directors of the Company. The 2006 Plan also authorizes the grant of other types of stock-based compensation including, but not limited to stock appreciation rights, phantom stock awards, and stock units in which shares of the Company’s common stock are not issued until the performance or vesting period is satisfied. The 2006 Plan allows for the issuance of up to 600,000 shares of the Company’s common stock, 300,000 of which were previously authorized but will not be issued under the 2003 Stock Option Plan. The adoption of the 2006 Plan terminates the 2003 Stock Option Plan and all outstanding options under the 2003 Stock Option Plan will remain in effect, but no additional option grants may be made. The exercise price of a stock option may not be less than 100% of the fair market value of our common stock on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the combined voting power of all classes of our capital stock, the exercise price may not be less than 110% of the fair market value of our common stock on the date of grant and the term of the option may not be longer than five years. The 2006 Plan expires on December 17, 2016. There were no stock awards granted under the 2006 Plan during the years ended August 30, 2008 and August 25, 2007. Outstanding stock options at August 30, 2008 represent options granted under plans, which have expired, plus options granted outside plans pursuant to individual stock option agreements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

     A summary of option activity as of August 30, 2008 and changes during the fiscal year then ended is presented below:

	Options
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding at August 25, 2007	2,389,725	$3.47
Expired	(31,000)	2.00
Canceled	(5,000)	3.90
Outstanding at August 30, 2008	2,353,725	$3.49	3.45	$—

     There were no options exercised during the fiscal year ended 2008. Cash received from options exercised during fiscal years 2007 and 2006 was $527 and $1,085, respectively. The total intrinsic value of options exercised during the fiscal years 2007 and 2006 was $731 and $1,728, respectively. Tax benefits related to option exercises were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to tax deductions related to option exercises. Tax benefits related to option exercises will be recognized through an increase in additional paid-in capital when they are deemed to have reduced taxes currently payable.

     The Company generally issues new shares upon the exercise of stock options.

(12) Discontinued Operations

     During fiscal 2008, the Company closed ten stores, one each in Parma, Olmstead, Lyndhurst, Mentor, Shaker Heights and Strongsville, Ohio, one store in New York City, one each in Buford and Roswell, Georgia and one in Florida. During fiscal 2007, the Company closed eight stores of which one was located in Edgewater, New Jersey, one in Woodland Hills, California, one each in the cities of Evergreen Park, Naperville, Niles and Chicago in Illinois, one in Ann Arbor, Michigan and one in Indianapolis, Indiana. During fiscal 2006, the Company closed three stores of which one was located in Las Vegas, Nevada and two were located in Indianapolis, Indiana. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of stores closed have been reported as discontinued operations in the consolidated statement of operations, except for four stores closed during fiscal 2008 (one in New York City, two in Georgia and one in Florida), six stores closed during fiscal 2007 (one in New Jersey, one in California and four in Illinois) and two stores closed during fiscal 2005 (one in Massachusetts and one in New York City), where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area. The consolidated statements of operations for years ended August 25, 2007 and August 26, 2006, have been restated to include the results of the six closed stores in Ohio reported as discontinued operations during fiscal 2008.

     Revenues from stores reported as discontinued operations, amounted to $1,316, $3,036 and $3,599 for the fiscal years ended August 30, 2008, August 25, 2007 and August 26, 2006, respectively.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

     Income (loss) related to store closings consist of the following:

	Year Ended
	August 30,	August 25,	August 26,
	2008	2007	2006
Write-off of store fixtures and leasehold improvements	$(18)	$—	$(8)
Lease termination costs	(66)	—	188
Total (loss) income on store closings	$(84)	$—	$180

     Income from store closings during fiscal 2006 includes income of approximately $200 attributable to the early termination of a lease for a store, which was closed in June 2005, resulting in the reversal of the remaining related liability for early termination costs.

(13) Segment Information

     On October 27, 2006, the Company’s wholly-owned subsidiary, Hartsdale Convertibles, Inc. (“Hartsdale”), entered into the Ashley Homestores, Ltd. Trademark Usage Agreement (the “Trademark Usage Agreement”) with Ashley Homestores, Ltd. (“Ashley”), pursuant to which Hartsdale was granted a 5-year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories. During the 5-year term of the agreement, Hartsdale will use its best efforts to solicit sales of Ashley products and accessories at the authorized location, and in consultation with Ashley, develop annual sales goals and marketing objectives reasonably designed to assure maximum sales and market penetration of the Ashley products and accessories in the licensed territory. The Company has guaranteed the obligations of Hartsdale under the Trademark Usage Agreement. On May 26, 2007, the Company opened its first Ashley Furniture HomeStore and on May 7, 2008, opened its second Ashley store.

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

     The following tables present segment level financial information for the years ended August 30, 2008, August 25, 2007 and August 26, 2006:

	Jennifer	Ashley	Totals
2008
Revenue	$109,159	$11,806	$120,965
Segment income from continuing
operations before income taxes	3,499	907	4,406
Depreciation and amortization	856	132	988
Segment assets	19,599	3,629	23,228
Segment capital expenditures	612	279	891

2007
Revenue	$132,115	$1,837	$133,952
Segment income (loss) from continuing
operations before income taxes	12,450	(677)	11,773
Depreciation and amortization	847	28	875
Segment assets	24,576	2,785	27,361
Segment capital expenditures	654	957	1,611

2006
Revenue	$137,127	—	$137,127
Segment income from continuing
operations before income taxes	12,815	—	12,815
Depreciation and amortization	761	—	761
Segment assets	24,592	—	24,592
Segment capital expenditures	1,245	—	1,245

Reconciliations:

	Year Ended
	August 30,	August 25,	August 26,
	2008	2007	2006
Profit or loss
Income from continuing operations
before income taxes for reportable segments	$4,406	$11,773	$12,815
Corporate expenses and other	(7,456)	(7,498)	(7,287)
Consolidated (loss) income from continuing
operations before income taxes	$(3,050)	$4,275	$5,528

Depreciation and amortization
Total depreciation and amortization for
reportable segments	$988	$875	$761
Corporate depreciation and amortization	20	27	43
	$1,008	$902	$804

Assets
Total assets for reportable segments	$23,228	$27,361	$24,592
Corporate assets (a)	10,884	17,438	15,415
Total consolidated assets	$34,112	$44,799	$40,007

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

	Year Ended
	August 30,	August 25,	August 26,
	2008	2007	2006
Capital expenditures
Total capital expenditures for reportable segments	$891 (b)	$1,611	$1,245 (b)
Corporate capital expenditures	12	24	34
Discontinued operations capital expenditures	—	—	(17)
	$903	$1,635	$1,262
____________________

(a)	Corporate assets consist primarily of cash and cash equivalents, marketable securities, restricted cash, and amounts due from Related Company.

(b)	Includes equipment under capital leases of $68 and $179 in 2008 and 2006, respectively.

(14) Commitments and Other

Leases:

     The Company leases retail store, warehouse and executive office locations under operating leases for varying periods through fiscal 2018, which are generally renewable at the option of the lessee. Certain leases contain provisions for additional rental payments based on increases in certain indexes.

     Rental expense from continuing operations for all operating leases amounted to approximately $24,479, $23,692 and $22,635, net of sublease income of $80, $214 and $203 for the years ended August 30, 2008, August 25, 2007 and August 26, 2006, respectively.

     The Company also leases warehouse equipment under capital leases expiring through 2018. The capital leases are included with store fixtures, equipment and leasehold improvements on the balance sheet in the amount of $247 at August 30, 2008. Related accumulated depreciation amounted to $79.

     At August 30, 2008, minimum payments due under leases consisted of the following:

Year Ending	Operating	Capital
August	Leases	Leases
2009	$17,549	$54
2010	13,962	54
2011	10,983	44
2012	8,438	26
2013	5,996	17
2014 and thereafter	16,527	24
	$73,455	$219

     The total minimum lease payments for capital leases in the amount of $219 include $39 of interest. The present value of the above future capital lease payments is included in the liability section of the balance sheet. As of August 30, 2008, $41 was classified in accrued expenses and other current liabilities and $139 as obligations under capital leases, net of current portion.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

Letter of credit:

     In February 2004, the Company entered into a standby letter of credit in the amount of $110, as required by the Company’s workers’ compensation insurance provider. The Company has purchased a certificate of deposit for the same amount from a financial institution as collateral for the letter of credit and has classified the certificate as restricted cash.

Accrued expenses and other current liabilities:

     The components of accrued expenses and other current liabilities are as follows:

	Year Ended
	August 30,	August 25,
	2008	2007
Payroll and bonuses	$778	$1,140
Advertising	1,522	1,231
Sales tax	458	557
Accounting	256	256
Warranty	62	107
Finance fees	81	99
Income taxes	5	45
Freight	39	157
Home delivery	218	161
Other	473	430
	$3,892	$4,183

Warranties:

     The aggregate changes in the liability for product warranties during the fiscal years ended 2008, 2007, and 2006 are as follows:

	Year Ended
	August 30,	August 25,	August 26,
	2008	2007	2006
Warranty payable at beginning of year	$107	$248	$136
Amount paid during fiscal year	(332)	(295)	(533)
Amount expensed during fiscal year	287	154	645

Warranty payable at end of year	$62	$107	$248

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

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

Consulting agreement:

     The Company executed a five-year consulting agreement expiring on March 30, 2010 with one of the parties objecting to the original settlement between the Related Company and the Company. Pursuant to the agreement, the individual shall perform consulting services including, among other things, providing advice with respect to the operation and financing of the Company’s business; assisting the Company in identifying and communicating with potential market makers and investors; assisting the Company with strategic planning and capital-raising activities; and identifying potential strategic partners. In consideration for his services, the individual is to be paid a fee of $50 per annum and was issued a warrant to purchase 150,000 shares of the Company’s common stock, as more fully described in Note 10. In addition, the Company established a monitoring committee to review the relationship between the Related Company and the Company. The aforementioned individual is a member of the committee.

Certain related party transactions:

     The Company incurred approximately $99, $79 and $77 of legal fees payable to a former director (and stockholder) of the Company in the fiscal years ended in 2008, 2007 and 2006, respectively.

     For fiscal years 2008, 2007 and 2006, the Company paid $644, $842 and $752, respectively, for home delivery and furniture repair service contracts entered into with companies owned by employees of the Company.

(15) Litigation

     The Company is subject to litigation in the normal course of business, including a claim for unspecified damages for sexual harassment, discrimination, retaliation, mental infliction of emotional stress, false imprisonment and collateral claims. The Company denies liability and does not believe that this matter or any of its other litigation will have a material adverse effect on its financial condition, results of operations or cash flows.

(16) Preferred Stock

     See Note 7 for a description of the provisions of the Series A convertible preferred stock.

     In connection with the settlement of class action litigation, the Company issued 88,880 shares of Series B convertible preferred stock (“Series B Stock”) having a value of $370. Each share of Series B Stock is convertible, at the option of the holder, into seven-tenths of a share of the Company’s common stock. In addition, holders of the Series B Stock are entitled to receive, upon surrender of their stock certificates, $0.10 in cash for each pre-conversion share of the Company’s Series B Stock held by such holder. The Series B shares are non-voting, have a liquidation preference of $5.00 per share and accrue dividends at the rate of $.35 per share per annum. The Series B Stock is convertible at the option of the Company at any time after the common stock trades at a price of at least $7.00 per share.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

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

     On May 15, 2007, certain holders of Series B Stock elected to convert 40,891 shares into 28,523 shares of the Company’s common stock. Fractional shares of the Company’s common stock were not issued as a result of the conversion. Instead, holders of the Series B Stock who otherwise would have been entitled to receive a fractional share received an amount in cash equal to $5.00 per post conversion share (calculated on a pro rata basis) for such fractional shares. Dividends earned on the Company’s Series B Stock tendered for conversion up until and including May 15, 2007 were paid. During May 2007, the Company paid an aggregate of $4 for each pre-conversion share of the Company’s Series B Stock held by such holders and $1 for fractional shares of common stock. In addition, accumulated unpaid dividends for the period October 30, 2005 through May 15, 2007 in the amount of $48 were paid to all holders of Series B Stock. All such amounts were charged to additional paid in capital. Accumulated unpaid dividends for the period May 16, 2007 through August 30, 2008 amounted to $22.

(17) Quarterly Results of Operations (Unaudited)

     The following is a summary of the quarterly results of operations for the years ended August 30, 2008 and August 25, 2007:

	Thirteen Weeks Ended
	November 24,	February 23,	May 24,	August 30,
	2007	2008	2008	2008
	(b)	(b)
Revenue:
Net sales	$31,955	$26,074	$26,755	$29,067
Revenue from service contracts	2,016	1,647	1,674	1,777
	33,971	27,721	28,429	30,844
Cost of sales, including store occupancy
warehousing, delivery and service costs	23,770	20,122	20,280	21,331
Loss from continuing operations
before income taxes	(423)	(1,159)	(644)	(824)
Income tax expense (benefit)	53	(47)	-	4
Loss from continuing operations	(476)	(1,112)	(644)	(828)
Loss from discontinued operations	(29)	(134)	(67)	(39)
Net loss	(505)	(1,246)	(711)	(867)
Basic net loss per share	$(0.07)	$(0.18)	$(0.10)	$(0.12)
Diluted net loss per share	$(0.07)	$(0.18)	$(0.10)	$(0.12)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

	Thirteen Weeks Ended
	November 25,	February 24,	May 26,	August 25,
	2006	2007	2007	2007
	(b)	(b)	(b)	(b)
Revenue:
Net sales	$29,882	$30,565	$30,343	$34,510
Revenue from service contracts	2,041	2,117	2,193	2,301
	31,923	32,682	32,536	36,811
Cost of sales, including store occupancy
warehousing, delivery and service costs	22,379	22,949	22,057	24,660
(Loss) income from continuing
operations before income taxes	(583)	1,268	1,720	1,870
Income tax expense (benefit)	30	(31)	45	80
(Loss) income from continuing operations	(613)	1,299	1,675	1,790
Loss from discontinued operations	(24)	(41)	(66)	(49)
Net (loss) income	(637)	1,258	1,609	1,741
Basic net (loss) income per share	$(0.09)	$0.16	$0.20	$0.22
Diluted net (loss) income per share (a)	$(0.09)	$0.14	$0.18	$0.20
____________________

(a)

The sum of the four quarters differs from the income per share for the year as the weighted average common shares issuable upon conversion of the series A and B convertible preferred stock, or exercise of options and warrants are not included in calculating the loss per share for the quarter ended November 25, 2006, as they are anti-dilutive.

(b)

During the second and third quarters of fiscal 2008, the Company closed eight stores of which six stores have been classified as discontinued operations. As a result, revenue and cost of sales for the first two quarters of fiscal 2008 and each of the quarters in fiscal 2007 have been restated to reflect only the Company’s continuing operations. There was no effect on previously reported net income (loss) for any of the quarters as a result of the above. Below is a reconciliation of amounts as previously reported in the Company’s quarterly reports on Form 10Q with respect to the first and second quarters of fiscal 2008 and each of the four quarters of fiscal 2007 in the Company’s annual report on Form10K to the restated amounts reported above.

	Thirteen Weeks Ended
	November 24,	February 23,
	2007	2008
Revenue:
As previously reported	$34,702	$27,944
Stores closed in subsequent periods	(731)	(223)
As restated	$33,971	$27,721

Cost of sales:
As previously reported	$24,301	$20,297
Stores closed in subsequent periods	(531)	(175)
As restated	$23,770	$20,122

Loss from continuing operations:
As previously reported	$(512)	$(1,160)
Stores closed in subsequent periods	36	48
As restated	$(476)	$(1,112)

Income (loss) from discontinued operations
As previously reported	$7	$(86)
Stores closed in subsequent periods	(36)	(48)
As restated	$(29)	$(134)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 30, 2008, August 25, 2007 and August 26, 2006
(In thousands, except for share amounts)

	Thirteen Weeks Ended
	November 25,	February 24,	May 26,	August 25,
	2006	2007	2007	2007
Revenue:
As previously reported	$32,577	$32,974	$32,536	$37,477
Stores closed in subsequent periods	(654)	(292)	—	(666)
As restated	$31,923	$32,682	$32,536	$36,811

Cost of sales:
As previously reported	$22,831	$23,155	$22,057	$25,135
Stores closed in subsequent periods	(452)	(206)	—	(475)
As restated	$22,379	$22,949	$22,057	$24,660

(Loss) income from continuing operations:
As previously reported	$(627)	$1,237	$1,675	$1,767
Stores closed in subsequent periods	14	62	—	23
As restated	$(613)	$1,299	$1,675	$1,790

(Loss) income from discontinued operations
As previously reported	$(10)	$21	$(66)	$(26)
Stores closed in subsequent periods	(14)	(62)	—	(23)
As restated	$(24)	$(41)	$(66)	$(49)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at		Charged to		Balance at
	Beginning	Charged to	Other		End of
	of Period	Expenses	Accounts	Deductions	Period
2008
Deducted from asset accounts:
Allowance for inventory obsolescence	$37	$—	$—	$5	$32

2007
Deducted from asset accounts:
Allowance for inventory obsolescence	$133	$—	$—	$96	$37

2006
Deducted from asset accounts:
Allowance for inventory obsolescence	$179	$—	$—	$46	$133

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JENNIFER CONVERTIBLES, INC.

By:	/s/ Harley J. Greenfield
	Name:	Harley J. Greenfield
	Title:	Chairman of the Board
and Chief Executive Officer
	Date:	November 26, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	POSITION	DATE
/s/ Harley J. Greenfield	Chairman of the Board and Chief Executive	November 26, 2008
Harley J. Greenfield	Officer (Principal Executive Officer)

/s/ Edward Bohn	Director	November 26, 2008
Edward Bohn

/s/ Kevin J. Coyle	Director	November 26, 2008
Kevin J. Coyle

/s/ Mark Berman	Director	November 26, 2008
Mark Berman

/s/ Rami Abada	President, Director, Chief Operating	November 26, 2008
Rami Abada	Officer and Chief Financial Officer