Form 10-Q
period 2008-11-29
JENNIFER CONVERTIBLES INC
filed 2009-01-13
CIK 806817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 29, 2008

or

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

Yes                No      X

As of January 13, 2009, 7,073,466 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except for share and per share data)

	November 29, 2008
	(Unaudited)	August 30, 2008
ASSETS

Current assets:
Cash and cash equivalents	$ 8,314	$ 9,057
Restricted cash	1,121	1,116
Accounts receivable	1,831	779
Merchandise inventories, net	10,169	10,646
Due from Related Company	3,644	4,063
Prepaid expenses and other current assets	1,176	1,508
Total current assets	26,255	27,169

Marketable auction rate securities	50	1,400
Store fixtures, equipment and leasehold improvements, at cost, net	3,030	3,202
Goodwill	1,650	1,650
Other assets (primarily security deposits)	681	691

	$ 31,666	$ 34,112

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade (including $886 and $892 to a stockholder)	$ 13,987	$ 12,932
Customer deposits	5,298	6,493
Accrued expenses and other current liabilities	3,860	3,892
Due to Related Company	350	400
Deferred rent and allowances - current portion	561	634
Total current liabilities	24,056	24,351

Deferred rent and allowances, net of current portion	2,627	2,905
Obligations under capital leases, net of current portion	129	139
Total liabilities	26,812	27,395

Commitments and contingencies (Note 8)

Stockholders' Equity:
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490 shares at November 29, 2008 and August 30, 2008
(liquidation preference $3,245)	-	-
Series B Convertible Preferred - issued and outstanding 47,989 shares at November 29, 2008 and August 30, 2008
(liquidation preference $240)	1	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued and outstanding 7,073,466
shares at November 29, 2008 and August 30, 2008	70	70
Additional paid-in capital	29,632	29,626
Accumulated deficit	(24,849)	(22,980)
	4,854	6,717

	$ 31,666	$ 34,112

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Thirteen	weeks ended
	November 29,	November 24,
	2008	2007
Revenue:
Net sales	$ 25,188	$ 31,955
Revenue from service contracts	1,488	2,016
	26,676	33,971

Cost of sales, including store occupancy,
warehousing, delivery and service costs	18,951	23,770

Selling, general and administrative expenses	9,378	10,566

Depreciation and amortization	245	254
	28,574	34,590

Loss from operations	(1,898)	(619)

Interest income	54	199

Interest expense	(5)	(3)

Loss from continuing operations before income taxes	(1,849)	(423)

Income tax expense	1	53

Loss from continuing operations	(1,850)	(476)

Loss from discontinued operations (including income on store closings	(19)	(29)
of $5 for the thirteen weeks ended 2008)

Net loss	$ (1,869)	$ (505)

Basic loss per common share:
Loss from continuing operations	$ (0.26)	$ (0.07)
Loss from discontinued operations	-	-
Net loss	$ (0.26)	$ (0.07)

Diluted loss per common share:
Loss from continuing operations	$ (0.26)	$ (0.07)
Loss from discontinued operations	-	-
Net loss	$ (0.26)	$ (0.07)

Weighted average common shares outstanding	7,073,466	7,073,466

Weighted average common shares issuable on conversion of outstanding
Series A participating preferred stock	-	-

Total weighted average common shares basic	7,073,466	7,073,466

Effect of potential common share issuance:
Stock options	-	-
Warrants	-	-
Series B convertible preferred stock	-	-

Weighted average common shares diluted	7,073,466	7,073,466

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)
	Thirteen	weeks ended
	November 29,	November 24,
	2008	2007

Cash flows from operating activities:
Net loss	$ (1,869)	$ (505)
Adjustments to reconcile net loss to net cash used in
operating activities of continuing operations:
Depreciation and amortization	245	254
Non cash compensation to consultant	5	5
Loss on disposal of property	-	43
Loss from discontinued operations	19	29
Deferred rent	(351)	18
Changes in operating assets and liabilities
Merchandise inventories, net	477	1,811
Prepaid expenses and other current assets	332	218
Accounts receivable	(1,052)	(409)
Due from Related Company, net	369	489
Other assets, net	9	4
Accounts payable, trade	1,055	(3,900)
Customer deposits	(1,190)	518
Accrued expenses and other current liabilities	(23)	192
Net cash used in operating activities of continuing operations	(1,974)	(1,233)

Cash flows from investing activities:
Sale of marketable securities	1,350	2,200
Restricted cash	(6)	(12)
Capital expenditures	(72)	(225)
Net cash provided by investing activities of continuing operations	1,272	1,963

Cash flows from financing activities:
Principal payments under capital lease obligation	(10)	(6)
Net cash used in financing activities of continuing operations	(10)	(6)

Net (decrease) increase in cash and cash equivalents from continuing operations	(712)	724

Net (decrease) increase in cash and cash equivalents from operating
activities of discontinued operations	(31)	46

Cash and cash equivalents at beginning of period	9,057	8,375

Cash and cash equivalents at end of period	$ 8,314	$ 9,145

Supplemental disclosure of cash flow information:

Income taxes paid	$ 5	$ 53

Interest paid	$ 5	$ 3

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 29, 2008

(in thousands, except for share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1:           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The operating results for the thirteen-week period ended November 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2009.

The balance sheet as of August 30, 2008 has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 30, 2008, as filed with the Securities and Exchange Commission.

Intercompany transactions have been eliminated in consolidation.

NOTE 2:           ACCOUNTING STANDARDS ADOPTED IN FISCAL 2009

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about the fair value measurement.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Effective August 31, 2008, the Company adopted SFAS No. 157.  The adoption had no impact for the thirteen weeks ended November 29, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows the Company to choose to measure selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 became effective for the Company on August 31, 2008 and had no effect on the Company’s financial statements for the thirteen weeks ended November 29, 2008, as the Company did not elect to apply the provisions of SFAS No. 159.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 29, 2008

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

Marketable securities consist of the following:

	November 29,	August 30,
	2008	2008
Non-current:
Auction rate municipal bonds	$ -	$ 800
Auction market preferred stock	50	600
Total	50	1,400

Total marketable securities	$ 50	$ 1,400

The auction rate securities held by the Company at August 30, 2008 are marketable securities with maturities ranging from 12 to 39 years for which the interest rates are reset through a Dutch auction every 28 days. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction.  As of August 30, 2008, the $1,400 of auction rate securities were classified in non-current assets due to the fact that they were not currently trading at such date and conditions in the general debt markets created uncertainty as to when successful auctions would be reestablished.

On November 21, 2008, pursuant to an offer to purchase dated September 30, 2008, the Company sold $1,350 of auction rate securities to Morgan Stanley & Co. Incorporated, the Company’s broker, at face value.

As of November 29, 2008, the $50 of auction rate securities were classified in non-current assets due to the fact that they were not currently trading at such date and conditions in the general debt markets created uncertainty as to when successful auctions would be reestablished.

NOTE 4:           MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located as follows:

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 29, 2008

(in thousands, except for share amounts)

	November 29,	August 30,
	2008	2008
Showrooms	$ 5,578	$ 5,681
Warehouses	4,591	4,965
	$ 10,169	$ 10,646

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
	Thirteen weeks ended
	November 29,	November 24,
	2008	2007
Net Sales:
Royalty income	$ 30	$ 40
Warehouse fees	286	346
Delivery charges	819	975
Total charged to the Related Company	$ 1,135	$ 1,361

Revenue from Service Contracts:
Fabric protection fees charged by the Related Company	$ (100)	$ (150)

Selling, General and Administrative Expenses:
Administration fees paid by the Related Company	$ (28)	$ (28)
Advertising reimbursement paid by the Related Company	(377)	(377)
Royalty expense paid to the Related Company	100	100
Net charged to the Related Company	$ (305)	$ (305)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 29, 2008

(in thousands, except for share amounts)

NOTE 6:           ACCOUNTS RECEIVABLE

Accounts receivable in the accompanying balance sheets principally represent amounts due from a finance company and credit card processors for certain sales made during the last month of a fiscal period.  The Company finances sales and sells financed receivables on a non-recourse basis to an independent finance company.  The Company does not retain any interests in or service the sold receivables.  The selling price of the receivables is dependent upon the payment terms with the customer and results in either a payment to or receipt from the finance company of a percentage of the receivable as a fee.

Acounts receivable also include amounts due from credit card processors for sales charged by certain customers.  Credit card processors pay the Company shortly after credit card purchases by customers and before merchandise is delivered.  However, credit card companies have indicated to the Company that in light of current economic and credit conditions they are reexamining their payment policies.  In this connection, in November 2008 the Company was notified by a credit card company that the credit card processor will, through December 17, 2008, holdback a minimum of $500 as a reserve against delivery by the Company of merchandise ordered by its credit card customers.  The parties are in the process of negotiating an agreement, which may adjust the amount of the holdback and certain other terms and conditions.  As of November 29, 2008, the credit card company heldback approximately $800, which is included in accounts receivable.

NOTE 7:           CREDIT FACILITY

In July 2005, the Company entered into a credit facility (the “Credit Facility”) with Caye Home Furnishings, LLC and its affiliates (“Caye”), which is also a vendor of the Company.  Under the Credit Facility, as amended, the Company can draw down up to $13.5 million for the purchase from Caye of merchandise subject to a formula based on eligible accounts receivable, inventory, and cash in deposit accounts.  The borrowings under the Credit Facility are due 105 days from the date goods are received by the Company and bear interest for the period between 75 and 105 days at prime plus 0.75%.  If borrowings are not repaid after 105 days, the interest rate increases to prime plus 2.75%.

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 29, 2008

(in thousands, except for share amounts)

As of November 29, 2008, the Company has satisfied all covenants of the credit facility as amended, except for the fixed charge ratio for the trailing four-quarter period ended November 29, 2008 for which it obtained a waiver.  The Company does not expect to be in compliance with the ratio for the trailing four-quarter period for subsequent interim periods during the fiscal year ending August 29, 2009 and has also obtained a waiver for such periods.

As of November 29, 2008 and August 30, 2008, the Company owed Caye approximately $9,478 and $9,050, respectively, no portion of which exceeded the 75-day payment terms.  Such amounts are included in accounts payable, trade on the accompanying consolidated balance sheets.

Caye has advised the Company that, as a result of current economic conditions and conditions in the credit market, it may substantially decrease the amount of inventory it supplies. Caye has indicated that it expects to continue to supply the Company at least through the end of March 2009 but it is uncertain whether it will continue after such date to take orders from the Company, except for orders from its domestic factories, which represent approximately 5% of its business with Caye. Given the time lag between the taking of orders and delivery, that means that after June 2009, the Company may need to get substantially all of its inventory from other sources.

The Chinese company which currently manufactures approximately 95% of what the Company orders through Caye, has provided a letter agreement to the effect that if Caye stops supplying the Company prior to November 12, 2009, it will, for at least a year thereafter, supply the Company goods without interest and penalty and provide 75 days to pay for those goods and an additional 30 days grace period on amounts over 75 days at a per annum rate of 0.75% over prime, provided that in no event will the amount payable by the Company exceed $10 million. This arrangement is substantially the same as the current arrangement with Caye except that under the Caye agreement the Company can owe up to $13.5 million.

NOTE 8:           CONTINGENCIES

The Company is not subject to any litigation that it believes will have a significant impact on its financial position or results of operations.

NOTE 9:           INCOME TAXES

A valuation allowance has been established to offset the deferred tax asset to the extent that the Company has not determined that it is more likely than not that the future tax benefits will be realized.

Minimum and franchise taxes are included in selling, general and administrative expenses for the thirteen-week period ended November 29, 2008.  Income tax expense consists principally of state income taxes. The tax provision for the thirteen-week period ended November 24, 2007 consists principally of state income and federal alternative minimum taxes, due to limitations with respect to the utilization of net operating loss carry forwards.  The Company’s annual effective tax rate, which is used for interim reporting purposes, differs from the federal statutory rate principally due to the anticipated establishment of a valuation allowance related to deferred tax assets attributable to any net operating loss incurred in the 2009 fiscal year and with respect to 2008 the anticipated utilization of net operating loss carryforwards to offset any taxable income for the 2008 fiscal year.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 29, 2008

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

NOTE 10:         STOCK OPTION PLANS

There were no stock options granted to employees during the thirteen-week period ended November 29, 2008 or the year ended August 30, 2008 and there was no employee compensation expense related to stock options or other stock based awards during the periods ended November 29, 2008 and November 24, 2007.

NOTE 11:         DISCONTINUED OPERATIONS

During fiscal year 2009, the Company anticipates closing three to six stores.  In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), as stores are closed, their results are reported as discontinued operations in the consolidated statement of operations for the current and prior periods, except for those stores where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area.

During each of the thirteen-week periods ended November 29, 2008 and November 24, 2007, the Company closed one store in Lansing, Illinois and one store in Miami, Florida, respectively. The operating results of such stores are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in the area.  During fiscal 2008, the Company closed ten stores, consisting of six stores in Ohio, one store in New York City, two stores in Georgia and one store in Florida.  The operating results of the closed stores in Florida, Georgia and New York were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas.  The operating results of the six closed stores in Ohio were reported as discontinued operations, and the results of operations for the period ended November 24, 2007 have been restated to include these stores as discontinued operations.

Revenues from the closed stores reported as discontinued operations amounted to $0 and $740, during the thirteen-week period ended November 29, 2008 and November 24, 2007, respectively.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 29, 2008

(in thousands, except for share amounts)

NOTE 12:         SEGMENT INFORMATION

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

The following tables present segment level financial information for the thirteen-week periods ended November 29, 2008 and November 24, 2007:

	Thirteen weeks ended
	November 29,	November 24,
	2008	2007
Revenue:
Jennifer	$ 23,775	$ 31,348
Ashley	2,901	2,623
Total Consolidated	$ 26,676	$ 33,971

Segment income (loss) from continuing operations before income taxes:
Jennifer	$ (239)	$ 1,255
Ashley	111	146
Total for Reportable Segments	$ (128)	$ 1,401

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirteen Weeks Ended November 29, 2008

(in thousands, except for share amounts)

Reconciliation:

	Thirteen Weeks Ended
	November 29,	November 24,
	2008	2007
Profit or loss
Income (loss) from continuing operations
before income taxes for reportable segments	$ (128)	$ 1,401
Corporate expenses and other	(1,721)	(1,824)
Consolidated loss from continuing
operations before income taxes	$ (1,849)	$ (423)

	November 29,	August 30,
	2008	2008
Total Assets:
Jennifer	$ 19,558	$ 19,599
Ashley	2,832	3,629
Corporate (a)	9,276	10,884
Total Consolidated	$ 31,666	$ 34,112

(a) Corporate assets consist primarily of cash and cash equivalents, restricted cash, marketable auction rate securities and prepaid expenses and other current assets.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

Forward-Looking Information

Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended.  These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to, the risk factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 30, 2008, as filed with the Securities and Exchange Commission.  In addition to statements that explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be uncertain and forward-looking.

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

Results of Operations

The following table sets forth, for the period indicated, the percentage of total revenue from continuing operations contributed by each type of revenue:

	Thirteen weeks ended
	November 29,	November 24,
	2008	2007

Merchandise Sales - net and Home Delivery Income	90.1%	90.1%
Charges to the Related Company	4.3%	4.0%
Net Sales	94.4%	94.1%

Revenue from Service Contracts	5.6%	5.9%

Total Revenue	100.0%	100.0%

Revenue

Net merchandise sales from continuing operations were $25,188,000 and $31,955,000 for the thirteen-week periods ended November 29, 2008 and November 24, 2007, respectively.  Consolidated net sales from continuing operations decreased by 21.2%, or $6,767,000, for the thirteen-week period ended November 29, 2008 compared to the thirteen-week period ended November 24, 2007. The decrease is comprised of a decrease of $7,028,000 in the net sales for the Jennifer segment net of an increase in the Ashley segment of $261,000 for the thirteen-week period ended November 29, 2008.  The decrease in the Jennifer segment is attributable to the decline in overall demand within the furniture industry sector due to a poor housing market and the current economic conditions.  The increase in the Ashley segment is due to the opening of a second store during May 2008.

Revenue from service contracts from continuing operations decreased by 26.2% in the thirteen-week period ended November 29, 2008 to $1,488,000 from $2,016,000 for the thirteen-week period ended November 24, 2007.  The decrease is attributable to fewer merchandise sales in the Jennifer segment.

Same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased 24.2% for the thirteen weeks ended November 29, 2008, compared to the same period ended November 24, 2007.  No stores relocated during the thirteen weeks ended November 29, 2008.  One store closed, decreasing our square footage by 0.45% during the thirteen weeks ended November 29, 2008.

Cost of Sales

Cost of sales, as a percentage of revenue for the thirteen-week period ended November 29, 2008, was 71.0%, compared to 70.0% for the same period ended November 24, 2007.  Cost of sales from continuing operations decreased to $18,951,000 for the thirteen weeks ended November 29, 2008, from $23,770,000 for the thirteen weeks ended November 24, 2007.

Cost of sales is comprised of five categories: cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

The increase in the percentage of cost of sales is due to warehouse expenses and occupancy costs being spread over a decreased revenue base.

Cost of sales for the thirteen-week period ended November 29, 2008 includes an increase of $118,000 in occupancy costs related to our Ashley operating segment, a decrease of $438,000 in occupancy costs related to our Jennifer operating segment and a decrease of $7,000 for corporate activities.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $9,378,000 (35.2% as a percentage of revenue) and $10,566,000 (31.1% as a percentage of revenue) during the thirteen-week periods ended November 29, 2008 and November 24, 2007, respectively.

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

Compensation expense decreased $361,000 during the thirteen-week period ended November 29, 2008 compared to the same period ended November 24, 2007.  Compensation expense decreased by $333,000 for the Jennifer segment, increased $91,000 for the Ashley segment and decreased by $119,000 for corporate activities.  The decrease in the Jennifer segment was primarily attributable to lower sales volume, which resulted in lower compensation expense to salespersons in the form of commissions and bonuses.  The increase for the Ashley segment is largely due to the opening of a second store during May 2008.  Corporate compensation decreased due to fewer employees in fiscal 2009 as compared to the same period last year.

Advertising expense decreased by $691,000 during the thirteen-week period ended November 29, 2008 compared to the same period ended November 24, 2007.  Advertising expense decreased by $635,000 for the Jennifer segment and decreased by $56,000 for the Ashley segment.  The decrease for the Jennifer segment was a result of favorable advertising rates in fiscal 2009 combined with the impact of fiscal 2009 Labor Day promotional costs that were incurred during the last quarter of fiscal 2008.

Finance fees decreased by $140,000 during the thirteen-week period ended November 29, 2008 compared to the same period ended November 24, 2007.

Other administrative costs increased by $4,000 during the thirteen-week period ended November 29, 2008 compared to the same period ended November 24, 2007.

Selling, general and administrative expenses for the thirteen-week period ended November 29, 2008 includes an increase of $41,000, consisting of compensation, advertising, finance fees and other administrative costs related to our Ashley operating segment, a decrease of $1,047,000 for the Jennifer segment and a decrease of $182,000 related to corporate activities.

Loss from Continuing Operations

The losses from continuing operations were $1,850,000 and $476,000 for the thirteen-week period ended November 29, 2008 and November 24, 2007, respectively.  The loss from continuing operations for the thirteen-week period ended November 29, 2008 includes income of $110,000 related to our Ashley Segment.

During each of the thirteen-week periods ended November 29, 2008 and November 24, 2007, the Company closed one store in Lansing, Illinois and one store in Miami, Florida, respectively.  The operating results of such stores are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in the area.  During fiscal 2008, the Company closed ten stores, consisting of six stores in Ohio, one store in New York City, two stores in Georgia and one store in Florida.  The operating results of the closed stores in Florida, Georgia and New York were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas.  The operating results of the six closed stores in Ohio were reported as discontinued operations and the results of operations for the period ended November 24, 2007, have been restated to include these stores as discontinued operations.  Revenues from the closed stores reported as discontinued operations amounted to $0 and $740, respectively, in the thirteen-week period ended November 29, 2008 and November 24, 2007.

Net loss for the thirteen-week period ended November 29, 2008 was $1,869,000, compared to net loss of $505,000 for the thirteen-week period ended November 24, 2007.  This change is primarily attributable to the decrease in revenues due to the current economic conditions.

Liquidity and Capital Resources

As of November 29, 2008, we had aggregate working capital of $2,199,000, compared to $2,818,000 at August 30, 2008, and had available cash and cash equivalents of $8,314,000, compared to $9,057,000 at August 30, 2008.  The decrease in total working capital is a result of the loss from operations.

Starting in 1995, we entered into agreements with a related company that permit us to offset our current monthly obligations to one another for an amount of up to $1,000,000.  Amounts in excess of $1,000,000 are paid in cash.  Based on the payment terms of 85 days, all obligations of the related company as of November 29, 2008 were paid.  However, at any given time, the related company owes us approximately $4 million for the services and goods we provide to it. We assume that like other retailers and us, the related company has been adversely affected by the economy. If the related company were unable to pay the amounts due to us, it would have a material adverse effect on our cash flow and financial condition.

On July 11, 2005, we entered into a Credit Agreement (the “Credit Agreement) and a Security Agreement (the “Security Agreement”) with Caye Home Furnishings, LLC (the “Agent”), Caye Upholstery, LLC and Caye International Furnishings, LLC (collectively, “Caye”).  Under the Credit Agreement, Caye agreed to make available to us a credit facility of up to $10.0 million, effectively extending Caye’s payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods.  The amount available under this facility may be reduced in the event that we do not maintain a specified level of eligible accounts receivable, eligible inventory and cash in deposit accounts.  We must pay each extension of credit under the Credit Agreement within 105 days after receipt of goods.  For the period between 75 and 105 days after receipt of goods, the annual interest rate will be the prime rate plus 0.75%.  If any extensions of credit were not repaid after 105 days, the interest rate would be the prime rate plus 2.75%.  On April 7, 2006, we amended our credit agreement with Caye whereby Caye agreed to increase the credit facility from $10.0 million to $11.5 million.

The Credit Agreement contains various negative covenants restricting our ability to enter into a merger or sale, make guarantees, pay dividends to common stockholders, incur debt or take other actions without the consent of the Agent.  In addition, the Credit Agreement provides for:  a fixed charge coverage ratio; a cross-default with certain other debt; appraisal rights; periodic reporting requirements; and other customary terms.  We may terminate the Credit Agreement at any time, so long as all outstanding amounts have been paid in full.  We may also terminate the Credit Agreement if we have (i) maintained a tangible net worth of at least $3.0 million for 180 days and (ii) adjusted net earnings from continuing operations of at least $2.0 million for four fiscal quarters.  We have satisfied all covenants as per the terms of the Credit Facility and the Amendments to Credit Agreement and Security Agreement, except for the fixed charge ratio for the trailing four-quarter period ended November 29, 2008 for which we have obtained a waiver.

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

As of November 29, 2008, we owed Caye $9,478,000, no portion of which exceeded the 75 day payment terms.

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

The Chinese company which currently manufactures approximately 95% of what we order through Caye, has given us a letter agreement to the effect that if Caye stops supplying us prior to November 12, 2009, it will, for at least a year thereafter, supply us with goods without interest or penalty and provide us 75 days to pay for those goods and an additional 30 days grace period on amounts over 75 days at a per annum rate of 0.75% over prime, provided that in no event will the amount payable by us exceed $10 million.  This arrangement is substantially the same as our current arrangement with Caye except that under the Caye agreement we can owe up to $13.5 million.

We closed one store during the thirteen weeks ended November 29, 2008.  We spent $72,000 for capital expenditures during such thirteen-week period and we anticipate capital expenditures approximating $350,000 during the remainder of fiscal 2009 to support the maintenance of existing facilities and new store locations in connection with the Trademark Usage Agreement with Ashley.  We do not anticipate needing outside financing for such expansion.

Based on the current level of operations at our stores, and after giving effect to cost cutting programs that we have implemented and continue to implement, we anticipate that we will have the capital resources to operate for at least the next 12 months. However, if current economic and credit conditions prevail beyond the next year or worsen, there would be significant doubt as to whether we could continue to operate significantly beyond that time without an infusion of capital or other measures, the availability of which there can be no assurance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.

Item 4.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

               Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of November 29, 2008, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

               There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our fiscal quarter ended November 29, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item  1.             Legal Proceedings.

                               None.

Item  1A.           Risk Factors.

                               There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended August 30, 2008.

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

32.1  Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

JENNIFER CONVERTIBLES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Woodbury, State of New York, on this 13th day of January, 2009.

                                                                                         JENNIFER CONVERTIBLES, INC.

January 13, 2009                                                            By:  /s/ Harley J. Greenfield

                                                                                        Harley J. Greenfield, Chairman of the Board

                                                                                        and Chief Executive Officer

January 13, 2009                                                            By:  /s/ Rami Abada

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