Form 10-Q
period 2009-02-28
JENNIFER CONVERTIBLES INC
filed 2009-04-20
CIK 806817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C. 20549
FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2009

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to __

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

Yes [X]          No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files,

Yes [   ]          No [   ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [X]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]          No [X]

As of April 17, 2009, 7,073,466 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Index

Part I - Financial Information
Item 1. - Financial Statements (Unaudited)

Consolidated Balance Sheets at February 28, 2009 (Unaudited) and August 30, 2008	2

Consolidated Statements of Operations (Unaudited) for the thirteen and twenty-six weeks
ended February 28, 2009 and February 23, 2008	3

Consolidated Statements of Cash Flows (Unaudited) for the twenty-six weeks
ended February 28, 2009 and February 23, 2008	4

Notes to Unaudited Consolidated Financial Statements	5

Item 2. - Management's Discussion and Analysis of Financial Condition and
Results of Operations	13

Item 3. - Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. - Controls and Procedures	21

Part II - Other Information
Item 1. – Legal Proceedings	22
Item 1A. – Risk Factors	22
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. – Defaults Upon Senior Securities	23
Item 4. – Submission of Matters to a Vote of Security Holders	23
Item 5. – Other Information	23
Item 6. – Exhibits	24

Signatures	25

Exhibit Index	26

Ex. 31.1 Certification of Chief Executive Officer	27
Ex. 31.2 Certification of Chief Financial Officer	28
Ex. 32.1 Certification of Principal Executive Officer	29
Ex. 32.2 Certification of Principal Financial Officer	30

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except for share and per share data)

	February 28, 2009
	(Unaudited)	August 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$6,029	$9,057
Restricted cash	1,099	1,116
Accounts receivable	1,726	779
Merchandise inventories, net	9,961	10,646
Due from Related Company	3,090	4,063
Prepaid expenses and other current assets	1,724	1,508
Total current assets	23,629	27,169

Marketable auction rate securities	-	1,400
Store fixtures, equipment and leasehold improvements, at cost, net	2,749	3,202
Goodwill	1,650	1,650
Other assets (primarily security deposits)	680	691
	$28,708	$34,112

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade (including $756 and $892 to a stockholder)	$11,674	$12,932
Customer deposits	4,877	6,493
Accrued expenses and other current liabilities	6,377	3,892
Due to Related Company	300	400
Deferred rent and allowances - current portion	547	634
Total current liabilities	23,775	24,351

Deferred rent and allowances, net of current portion	2,300	2,905
Obligations under capital leases, net of current portion	118	139
Total liabilities	26,193	27,395

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490 shares at February 28, 2009 and August 30, 2008
(liquidation preference $3,245)	-	-
Series B Convertible Preferred - issued and outstanding 47,989 shares at February 28, 2009 and August 30, 2008
(liquidation preference $240)	1	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued and outstanding 7,073,466
shares at February 28, 2009 and August 30, 2008	70	70
Additional paid-in capital	29,637	29,626
Accumulated deficit	(27,193)	(22,980)
	2,515	6,717
	$28,708	$34,112

See Notes to Consolidated Financial Statements

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	February 28,	February 23,	February 28,	February 23,
	2009	2008	2009	2008
Revenue:
Net sales	$21,518	$25,997	$46,632	$57,853
Revenue from service contracts	1,282	1,641	2,764	3,650
	22,800	27,638	49,396	61,503
Cost of sales, including store occupancy, warehousing, delivery and service costs	16,412	20,042	35,287	43,719
Selling, general and administrative expenses	8,134	8,608	17,473	19,145
Depreciation and amortization	453	255	698	509
	24,999	28,905	53,458	63,373

Loss from operations	(2,199)	(1,267)	(4,062)	(1,870)
Interest income	20	150	74	349
Interest expense	(5)	(3)	(10)	(6)

Loss from continuing operations before income taxes	(2,184)	(1,120)	(3,998)	(1,527)
Income tax expense (benefit)	-	(47)	1	6
Loss from continuing operations	(2,184)	(1,073)	(3,999)	(1,533)
Loss from discontinued operations (including loss on store closings of $118 and $70 for the thirteen week and $113 and $70 for the twenty-six week periods ended in fiscal 2009 and 2008, respectively)	(160)	(173)	(214)	(218)
Net loss	$(2,344)	$(1,246)	$(4,213)	$(1,751)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.31)	$(0.15)	$(0.57)	$(0.22)
Loss from discontinued operations	(0.02)	(0.03)	(0.03)	(0.03)
Net loss	$(0.33)	$(0.18)	$(0.60)	$(0.25)

Basic and diluted weighted average common shares outstanding	7,073,466	7,073,466	7,073,466	7,073,466

See Notes to Consolidated Financial Statements

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Twenty-six weeks ended
	February 28,	February 23,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,213)	$(1,751)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation and amortization	698	509
Non cash compensation to consultant	11	11
Loss from discontinued operations	214	218
Loss on disposal of equipment	10	39
Deferred rent	(668)	(71)
Changes in operating assets and liabilities, net of effects from discontinued operations:
Merchandise inventories, net	644	2,820
Prepaid expenses and other current assets	(216)	(297)
Accounts receivable	(947)	76
Due from Related Company, net	873	1,299
Other assets	10	1
Accounts payable, trade	(1,258)	(7,684)
Customer deposits	(1,575)	1,246
Accrued expenses and other current liabilities	2,474	(554)
Net cash used in operating activities of continuing operations	(3,943)	(4,138)

Cash flows from investing activities:
Sale of marketable auction rate securities	1,400	4,825
Restricted cash	17	(24)
Capital expenditures	(245)	(438)
Net cash provided by investing activities from continuing operations	1,172	4,363

Cash flows from financing activities:
Principal payments under capital lease obligations	(20)	(13)
Net cash used in financing activities from continuing operations	(20)	(13)

Net (decrease) increase in cash and cash equivalents from continuing operations	(2,791)	212

Net decrease in cash and cash equivalents from operating activities
of discontinued operations	(237)	(120)

Cash and cash equivalents at beginning of period	9,057	8,375
Cash and cash equivalents at end of period	$6,029	$8,467

Supplemental disclosure of cash flow information:
Income taxes paid	$8	$293
Interest paid	$10	$6
Obligations incurred under capital lease for equipment	$-	$68

See Notes to Consolidated Financial Statements

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 28, 2009
(In thousands, except for share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the twenty-six week period ended February 28, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2009.

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

The Company has incurred a net loss and used cash in its operating activities for the twenty-six weeks ended February 28, 2009. In addition, the Company has a working capital deficiency as of such date. Further, a finance company to which the company sold receivables on a non-recourse basis terminated its agreement with the Company and credit card processors are holding back certain payments due to the Company for credit card purchases by customers. (See Note 6) These actions impact the Company’s liquidity. The Company has implemented cost cutting programs, including termination of personnel, salary reductions for certain executive officers and renegotiations of lease agreements. Additionally, the Company and the Chinese supplier amended and restated the terms of its letter agreement to provide the Company up to 150 days to pay for goods without interest or penalty. This agreement is effective August 1, 2009 and terminates September 30, 2010, provided that the parties have an understanding that they will review certain terms on October 31, 2009. Based on the current level of store operations, and after giving effect to cost cutting programs that have been implemented, management anticipates that the Company will have the capital resources to operate for at least the next 12 months. However, if the current economic and credit conditions prevail beyond the next year or worsen, there would be significant doubt as to whether the Company could continue to operate significantly beyond that time without an infusion of capital or other measures, the availability of which there can be no assurance. The Company is actively exploring several alternatives, and has retained investment banking firms to assist it in pursuing these strategies, but there can be no assurance any of them will come into fruition.

NOTE 2: ACCOUNTING STANDARDS ADOPTED IN FISCAL 2009

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about the fair value measurement. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Effective August 31, 2008, the Company adopted SFAS No. 157. The adoption had no impact for the twenty-six weeks ended February 28, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS No. 159”) which allows the Company to choose to measure selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 became effective for the Company on August 31, 2008 and had no effect on the Company’s financial statements for the twenty-six weeks ended February 28, 2009, as the Company did not elect to apply the provisions of SFAS No. 159.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 28, 2009
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

Marketable securities consist of the following:

	February 28,	August 30,
	2009	2008
Non-current:
Auction rate municipal bonds	$-	$800
Auction market preferred stock	-	600
Total	-	1,400

Total marketable securities	$-	$1,400

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

On November 21, 2008, pursuant to an offer to purchase dated September 30, 2008, the Company sold $1,350 of auction rate securities to Morgan Stanley & Co. Incorporated, the Company’s broker, at face value. During January 2009, under a settlement agreement, the Company transferred and sold $50 of the auction rate securities to Citi Smith Barney, the Company’s former broker, at face value.

NOTE 4: MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located as follows:

	February 28,	August 30,
	2009	2008
Showrooms	$5,441	$5,681
Warehouses	4,520	4,965
	$9,961	$10,646

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 28, 2009
(In thousands, except for share amounts)

Vendor discounts and allowances in respect of merchandise purchased by the Company are included as a reduction to the cost of inventory on hand and cost of sales upon sale of the merchandise.

NOTE 5: TRANSACTIONS WITH THE RELATED COMPANY

The consolidated financial statements do not include the results of operations of 21 stores, licensed by the Company, 19 of which are owned and operated by a company (the “Related Company”), which is owned by the estate of a deceased stockholder of the Company who was also the brother-in-law of the Company’s Chairman of the Board and Chief Executive Officer. The sister of the Company’s Chief Executive Officer is currently acting as the interim president of the Related Company. Seventeen of the 19 stores are located in New York and are on a royalty-free basis. The Company has no equity interest in the Related Company.

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Related Company:

	Increase (decrease) to Related Line Item in the
	Consolidated Statements of Operations
	Thirteen weeks ended		Twenty-six weeks ended
	February 28,	February 23,	February 28,	February 23,
	2009	2008	2009	2008
Net Sales:
Royalty income	$23	$30	$53	$70
Warehouse fees	361	281	647	627
Delivery charges	595	783	1,414	1,758
Total charged to the Related Company	$979	$1,094	$2,114	$2,455

Revenue from Service Contracts:
Fabric protection fees charged by the Related
Company	$(100)	$(100)	$(200)	$(250)

Selling, General and Administrative Expenses:
Administrative fees paid by the Related	$(28)	$(27)	$(56)	$(55)
Company
Advertising reimbursement paid by the Related
Company	(546)	(378)	(923)	(755)
Royalty expense paid to the Related Company	100	100	200	200
Net charged to the Related Company	$(474)	$(305)	$(779)	$(610)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 28, 2009
(In thousands, except for share amounts)

NOTE 6: ACCOUNTS RECEIVABLE

Accounts receivable in the accompanying balance sheets principally represent amounts due from a finance company and credit card processors for certain sales made during the last month of a fiscal period. The Company finances sales and sells financed receivables on a non-recourse basis to an independent finance company. The Company does not retain any interests in or service the sold receivables. The selling price of the receivables is dependent upon the payment terms with the customer and results in either a payment to or receipt from the finance company of a percentage of the receivable as a fee. During January 2009, the finance company terminated its dealer agreement with the Company effective March 8, 2009. On February 6, 2009, the companies executed a termination addendum pursuant to which the finance company may maintain a reserve equal to any pending disputes or claims. As of February 28, 2009, the finance company has reserved $103, which is included in accounts receivable.

Accounts receivable also include amounts due from credit card processors for sales charged by certain customers. Credit card processors pay the Company shortly after credit card purchases by customers and before merchandise is delivered. However, credit card companies have indicated to the Company that in light of current economic and credit conditions they are reexamining their payment policies. In this connection, in November 2008 the Company was notified by a credit card company that the credit card processor will, through December 17, 2008, hold back a minimum of $500 as a reserve against delivery by the Company of merchandise ordered by its credit card customers. During December 2008, the parties executed an agreement, which increased the amount of the holdback to $800, extended processing services through June 2009 and modified certain other terms and conditions. As of February 28, 2009, the credit card company has held back approximately $800, which is included in accounts receivable.

NOTE 7: CREDIT FACILITY

In July 2005, the Company entered into a credit facility, as amended (the “Credit Facility”) with Caye Home Furnishings, LLC and its affiliates (“Caye”), which is also a vendor of the Company. Under the Credit Facility, the Company can draw down up to $13.5 million for the purchase from Caye of merchandise subject to a formula based on eligible accounts receivable, inventory, and cash in deposit accounts. The borrowings under the Credit Facility are due 105 days from the date goods are received by the Company and bear interest for the period between 75 and 105 days at prime plus 0.75%. If borrowings are not repaid after 105 days, the interest rate increases to prime plus 2.75%.

The Credit Facility is collateralized by a security interest in all of the Company’s assets, excluding restricted cash and the inventory owned by the Ashley Furniture HomeStore operating segment. Under the terms of the Credit Facility, the Company is required to maintain a fixed charge coverage ratio, as defined, for a trailing four-quarter period and a minimum cash balance in deposit accounts. The Credit Facility also prohibits the Company from incurring certain additional indebtedness, liens, certain guarantees or distributions to common stockholders, limits certain investments and certain advances or loans and restricts substantial asset sales and capital expenditures.

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 28, 2009
(In thousands, except for share amounts)

On April 3, 2008, the Company entered into a further amendment to the terms of the Credit Facility to (1) expand the scope of the Credit Facility to include Ashley stores in additional New York metropolitan areas and (2) increase the amount of capital expenditures allowable in certain New York metropolitan areas.

As of February 28, 2009, the Company has satisfied all covenants of the Credit Facility except for the fixed charge ratio for the trailing four-quarter period ended February 28, 2009 for which it obtained a waiver. The Company does not expect to be in compliance with the ratio for the trailing four-quarter period for subsequent interim periods during the fiscal year ending August 29, 2009 and has also obtained a waiver for such periods.

As of February 28, 2009 and August 30, 2008, the Company owed Caye approximately $6,798 and $9,050, respectively, no portion of which exceeded the 75-day payment terms. Such amounts are included in accounts payable, trade on the accompanying consolidated balance sheets.

During January 2009, the Company began to transition from Caye to a Chinese supplier. The Chinese company which currently manufactures approximately 95% of what the Company orders through Caye, has provided a letter agreement to the effect that if Caye stops supplying the Company prior to November 12, 2009, it will supply the Company goods without interest and penalty and provide 75 days to pay for those goods and an additional 30 days grace period on amounts over 75 days at a per annum rate of 0.75% over prime, provided that in no event will the amount payable by the Company exceed $10 million. This arrangement is substantially the same as the current arrangement with Caye except that under the Caye agreement the Company can owe up to $13.5 million. On April 13, 2009, the Company and the Chinese supplier amended and restated the terms of the letter agreement to provide, that effective August 1, 2009, the Company has up to 150 days to pay for the goods without interest or penalty. The amended and restated letter agreement terminates on September 30, 2010, provided that the parties have an understanding that they will review certain terms on October 31, 2009.

NOTE 8: INCOME TAXES

A valuation allowance has been established to offset the deferred tax asset to the extent that the Company has not determined that it is more likely than not that the future tax benefits will be realized.

Minimum and franchise taxes are included in selling, general and administrative expenses for the thirteen and twenty-six week periods ended February 28, 2009. Income tax expense for the twenty-six week period ended February 28, 2009 consists principally of state income taxes. The tax provision for the thirteen and twenty-six week periods ended February 23, 2008 consists principally of state income and federal alternative minimum taxes, due to limitations with respect to the utilization of net operating loss carry forwards. The Company’s annual effective tax rate, which is used for interim reporting purposes, differs from the federal statutory rate principally due to the anticipated establishment of a valuation allowance related to deferred tax assets attributable to any net operating loss incurred in the 2009 fiscal year and with respect to 2008 the anticipated utilization of net operating loss carryforwards to offset any taxable income for the 2008 fiscal year.

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 28, 2009
(In thousands, except for share amounts)

The Company files income tax returns in the U.S. federal jurisdiction and various states. For federal and state income tax purposes, the 2005 through 2008 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For state income tax purposes, the 2004 through 2008 tax years remain open for examination by the tax authorities of certain states under a four-year statute of limitations.

NOTE 9: STOCK OPTION PLANS

There were no stock options granted to employees during the twenty-six week period ended February 28, 2009 or the year ended August 30, 2008 and there was no employee compensation expense related to stock options or other stock based awards during the periods ended February 28, 2009 and February 23, 2008. At the Company’s annual stockholders’ meeting, which was held on February 17, 2009, the stockholders approved the increase in the aggregate number of shares available for issuance under the 2006 Equity Incentive Plan from 600,000 to 1,200,000.

NOTE 10: DISCONTINUED OPERATIONS

During fiscal year 2009, the Company anticipates closing five to ten stores. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), as stores are closed, their results are reported as discontinued operations in the consolidated statement of operations for the current and prior periods, except for those stores where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area.

During the thirteen week period ended February 28, 2009, the Company closed three stores consisting of two stores in Missouri and one in Virginia. The operating results of the closed store in Virginia were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed store from other stores in its area. The operating results of the closed stores in Missouri are reported in discontinued operations, and the results of operations for the periods ended February 23, 2008 have been restated to include these stores as discontinued operations. During fiscal 2008, the Company closed ten stores, consisting of six stores in Ohio, one store in New York City, two stores in Georgia and one store in Florida. The operating results of the closed stores in Florida, Georgia and New York were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas. The operating results of the six closed stores in Ohio were reported as discontinued operations, and the results of operations for the periods ended February 23, 2008 have been restated to include these stores as discontinued operations.

Revenues from the closed stores reported as discontinued operations amounted to $82 and $390 in the thirteen-week periods ended February 28, 2009 and February 23, 2008, respectively, and $163 and $1,237 in the twenty-six week periods ended February 28, 2009 and February 23, 2008, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

The Company is not subject to any litigation that it believes will have a significant impact on its financial position or results of operations.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 28, 2009
(In thousands, except for share amounts)

As of August 30, 2008, the Company leased retail store, warehouse and executive office locations under operating leases for varying periods through fiscal 2018. During the twenty-six weeks ended February 28, 2009 and subsequent thereto through March 31, 2009, the Company renegotiated certain retail store lease agreements consisting of reductions in rent payments, shorter or month-to-month lease terms and lease extensions, as well as the abatement of other rental costs. In addition, five stores closed, two stores relocated, option periods were exercised for certain stores and new leases were negotiated for those stores whose term expired during the twenty-six weeks ended February 28, 2009. As a result, the Company’s minimum lease commitments decreased approximately $3,000 and expire during varying periods through fiscal 2019. The operating lease modifications negotiated through March 31, 2009 will result in a cash savings of approximately $582 for fiscal 2009.

NOTE 12: SEGMENT INFORMATION

On October 27, 2006, the Company’s wholly-owned subsidiary, Hartsdale Convertibles, Inc. (“Hartsdale”), entered into the Ashley Homestores, Ltd. Trademark Usage Agreement (the “Trademark Usage Agreement”) with Ashley Homestores, Ltd. (“Ashley”), pursuant to which Hartsdale was granted a five-year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories. During the five-year term of the Trademark Usage Agreement, Hartsdale will use its best efforts to solicit sales of Ashley products and accessories at the authorized locations, and in consultation with Ashley, develop annual sales goals and marketing objectives reasonably designed to assure maximum sales and market penetration of the Ashley products and accessories in the licensed territory. The Company has guaranteed the obligations of Hartsdale under the Trademark Usage Agreement. On May 26, 2007, the Company opened its first Ashley Furniture HomeStore and on May 7, 2008, opened its second Ashley store.

Prior to the Trademark Usage Agreement, the Company operated in a single reportable segment, the operation of Jennifer specialty furniture retail stores. Subsequent thereto, the Company has determined that it has two reportable segments organized by product line: Jennifer–specialty furniture retail stores–and Ashley–a big box, full line home furniture retail store. There are no inter-company sales between segments. The Company does not allocate indirect expenses such as compensation to executives and corporate personnel, corporate facility costs, professional fees, information systems, finance, insurance, and certain other operating costs to the individual segments. These costs apply to all of the Company’s businesses and are reported and evaluated as corporate expenses for segment reporting purposes.

The following tables present segment level financial information for the thirteen-week and twenty-six week periods ended February 28, 2009 and February 23, 2008:

	Thirteen weeks ended		Twenty-six weeks ended
	February 28,	February 23,	February 28,	February 23,
	2009	2008	2009	2008
Revenue:
Jennifer	$19,867	$24,916	$43,561	$56,158
Ashley	2,933	2,722	5,835	5,345
Total Consolidated	$22,800	$27,638	$49,396	$61,503

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 28, 2009
(In thousands, except for share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	February 28,	February 23,	February 28,	February 23,
	2009	2008	2009	2008
Segment income (loss)
from continuing operations
before income taxes:
Jennifer	$(750)	$582	$(954)	$1,852
Ashley	330	318	441	464
Total for Reportable Segments	$(420)	$900	$(513)	$2,316

Reconciliation:

	Thirteen weeks ended		Twenty-six weeks ended
	February 28,	February 23,	February 28,	February 23,
	2009	2008	2009	2008
Income (loss) from continuing operations
before income taxes for reportable segments	$(420)	$900	$(513)	$2,316
Corporate expenses and other	(1,764)	(2,020)	(3,485)	(3,843)
Loss from continuing
operations before income taxes	$(2,184)	$(1,120)	$(3,998)	$(1,527)

	February 28,	August 30,
	2009	2008
Total Assets:
Jennifer	$18,540	$19,599
Ashley	2,881	3,629
Corporate (a)	7,287	10,884
Total Consolidated	$28,708	$34,112

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

Forward-Looking Information

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to, the risk factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 30, 2008, as filed with the Securities and Exchange Commission and Item 1A of this Quarterly Report. In addition to statements that explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms “believes,” “belief,” “expects,” “intends,” “plans” or “anticipates” to be uncertain and forward-looking.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue contributed by each class:

	Thirteen weeks ended		Twenty-six weeks ended
	February 28,	February 23,	February 28,	February 23,
	2009	2008	2009	2008
Merchandise Sales – net and Home
Delivery Income	90.1%	90.1%	90.1%	90.1%
Charges to the Related Company	4.3%	4.0%	4.3%	4.0%
Net Sales	94.4%	94.1%	94.4%	94.1%

Revenue from Service Contracts	5.6%	5.9%	5.6%	5.9%

Total Revenue	100.0%	100.0%	100.0%	100.0%

Thirteen-Weeks Ended February 28, 2009 Compared to Thirteen-Weeks Ended February 23, 2008

Revenue

Net sales from continuing operations were $21,518,000 and $25,997,000 for the thirteen-week periods ended February 28, 2009 and February 23, 2008, respectively. Net sales from continuing operations decreased by 17.2%, or $4,479,000 for the thirteen-week period ended February 28, 2009 compared to the thirteen-week period ended February 23, 2008. The decrease is comprised of a decrease of $4,666,000 in the net sales for the Jennifer segment net of an increase in the Ashley segment of $187,000 for the thirteen-week period ended February 28, 2009. The decrease in the Jennifer segment is attributable to the decline in overall demand within the furniture industry sector due to a poor housing market and the current economic conditions. The increase in the Ashley segment is due to the opening of a second store during May 2008.

Revenue from service contracts from continuing operations decreased by 21.9% in the thirteen-week period ended February 28, 2009 to $1,282,000, from $1,641,000 for the thirteen-week period ended February 23, 2008. The decrease was primarily attributable to fewer merchandise sales during the thirteen-week period ended February 28, 2009, compared to the same period ended February 23, 2008.

Prior to January 2009, we offered a private label customer financing pursuant to which we financed sales and sold financed receivables on a non-recourse basis to an independent finance company. We did not retain any interests in or service the sold receivables. The selling price of the receivables was dependent upon the payment terms with the customer and resulted in either a payment to or receipt from the finance company of a percentage of the receivable as a fee. During January 2009, the finance company terminated its dealer agreement with us effective March 8, 2009. We believe that this termination will have little impact on our net sales, however it will increase our transaction fees due to the fact that traditional credit card transactions have higher transaction fees.

Same store sales (sales at those stores open for the entire current and prior comparable periods) decreased 21.2% for the thirteen weeks ended February 28, 2009, compared to the same period ended February 23, 2008. Two stores relocated and three closed during the thirteen weeks ended February 28, 2009. Total square footage leased decreased by 5,104 square feet or 0.78%.

Cost of Sales

Cost of sales, as a percentage of revenue for the thirteen-week period ended February 28, 2009, was 72.0% compared to 72.5% for the same period ended February 23, 2008. Cost of sales from continuing operations decreased to $16,412,000 for the thirteen weeks ended February 28, 2009, from $20,042,000 for the thirteen weeks ended February 23, 2008.

Cost of sales is comprised of five categories: Cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

The decrease in the percentage of cost of sales is primarily attributable to lower occupancy costs.

Cost of sales for the thirteen-week period ended February 28, 2009 includes an increase of $9,000 in occupancy costs related to our Ashley operating segment, a decrease of $419,000 in occupancy costs related to our Jennifer operating segment and a decrease of $62,000 for corporate activities. Occupancy costs have decreased for the Jennifer segment and corporate activities as a result of adjustments to the deferred rent and allowances liability and lease modifications negotiated during the twenty-six week period ended February 28, 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $8,134,000 (35.7% as a percentage of revenue) and $8,608,000 (31.1% as a percentage of revenue) during the thirteen-week periods ended February 28, 2009 and February 23, 2008, respectively.

Selling, general and administrative expenses for the thirteen-week period ended February 28, 2009 includes an increase of $63,000 related to our Ashley operating segment, a decrease of $286,000 for the Jennifer segment and a decrease of $251,000 related to corporate activities, consisting of compensation, advertising, finance fees and other administrative costs.

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

Compensation expense decreased $372,000 during the thirteen-week period ended February 28, 2009 compared to the same period ended February 23, 2008. Compensation expense decreased by $260,000 for the Jennifer segment, increased $83,000 for the Ashley segment and decreased by $195,000 for corporate activities. The decrease in the Jennifer segment was primarily attributable to lower sales volume, which resulted in lower compensation expense to salespersons in the form of commissions and bonuses. The increase for the Ashley segment is largely due to the opening of a second store during May 2008. Corporate compensation decreased due to voluntary salary reductions by the Chief Executive Officer and Executive Vice President.

Advertising expense decreased $14,000 during the thirteen-week period ended February 28, 2009 compared to the same period ended February 23, 2008. Advertising expense increased by $30,000 for the Jennifer segment and decreased by $44,000 for the Ashley segment. The increase for the Jennifer segment was a result of Thanksgiving promotional costs being incurred during the second quarter of fiscal 2009 versus the first quarter of fiscal 2008.

Finance fees decreased $79,000 during the thirteen-week period ended February 28, 2009 compared to the same period ended February 23, 2008. The decrease for the Jennifer segment in the amount of $61,000 is primarily attributable to the decline in merchandise sales. The decrease for the Ashley segment in the amount of $18,000 is due to a shift by our customers from credit card financing, which carries higher transaction fees to 90-day financing with the independent finance company.

Other administrative costs decreased $9,000 during the thirteen-week period ended February 28, 2009 compared to the same period ended February 23, 2008.

Loss from Continuing Operations

The loss from continuing operations was $2,184,000 and $1,073,000 for the thirteen-week periods ended February 28, 2009 and February 23, 2008, respectively. The loss from continuing operations for the thirteen week periods ended February 28, 2009 and February 23, 2008 include income of $329,000 and $318,000, respectively, related to our Ashley segment.

Loss from Discontinued Operations

During the thirteen week period ended February 28, 2009, the Company closed three stores consisting of two stores in Missouri and one in Virginia. The operating results of the Missouri stores are reported as discontinued operations in the consolidated statement of operations and the results of operations for the periods ended February 23, 2008 have been restated to include these stores as discontinued operations. The operating results of the closed store in Virginia were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas. During fiscal 2008, the Company closed ten stores, consisting of six stores in Ohio, one store in New York City, two stores in Georgia and one store in Florida. The operating results of the closed stores in Florida, Georgia and New York were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas. The operating results of the six closed stores in Ohio were reported as discontinued operations, and the results of operations for the period ended February 23, 2008 have been restated to include these stores as discontinued operations. Loss from discontinued operations amounted to $160,000 and $173,000 for the thirteen week periods ended February 28, 2009 and February 23, 2008, respectively.

Revenues from the closed stores reported as discontinued operations amounted to $82,000 and $390,000 in the thirteen-week periods ended February 28, 2009 and February 23, 2008, respectively.

Net Loss

Net loss for the thirteen week period ended February 28, 2009 was $2,344,000, compared to net loss of $1,246,000 for the thirteen week period ended February 23, 2008. This change is primarily attributable to the decrease in revenues due to the current economic conditions.

Twenty-Six Weeks Ended February 28, 2009 Compared to Twenty-Six Weeks Ended February 23, 2008

Revenue

Net sales from continuing operations were $46,632,000 and $57,853,000 for the twenty-six week periods ended February 28, 2009 and February 23, 2008, respectively. Net sales from continuing operations decreased by 19.4%, or $11,221,000, for the twenty-six week period ended February 28, 2009 compared to the same period ended February 23, 2008. The decrease is comprised of a decrease of $11,669,000 in the net sales for the Jennifer segment net of an increase in the Ashley segment of $448,000. The decrease in the Jennifer segment is attributable to the decline in overall demand within the furniture industry sector due to a poor housing market and the current economic conditions. The increase in the Ashley segment is due to the opening of a second store during May 2008.

Revenue from service contracts from continuing operations decreased by 24.3% during the twenty-six week period ended February 28, 2009 to $2,764,000, from $3,650,000 for the twenty-six week period ended February 23, 2008. Such a decrease is primarily attributable to fewer merchandise sales during the twenty-six week period ended February 28, 2009, compared to the same period ended February 23, 2008.

Prior to January 2009, we offered a private label customer financing pursuant to which we financed sales and sold financed receivables on a non-recourse basis to an independent finance company. We did not retain any interests in or service the sold receivables. The selling price of the receivables was dependent upon the payment terms with the customer and resulted in either a payment to or receipt from the finance company of a percentage of the receivable as a fee. During January 2009, the finance company terminated its dealer agreement with us effective March 8, 2009. We believe that this termination will have little impact on our net sales, however it will increase our transaction fees due to the fact that traditional credit card transactions have higher transaction fees.

Same store sales (sales at those stores open for the entire current and prior comparable periods) decreased 22.9% for the twenty-six weeks ended February 28, 2009, compared to the same period ended February 23, 2008. Two stores relocated and four closed during the twenty-six weeks ended February 28, 2009. Total square footage leased decreased by 7,904 square feet or 1.20%.

Cost of Sales

Cost of sales, as a percentage of revenue for the twenty-six week period ended February 28, 2009, was 71.4% compared to 71.1% for the same period ended February 23, 2008. Cost of sales from continuing operations decreased to $35,287,000 for the twenty-six weeks ended February 28, 2009, from $43,719,000 for the twenty-six weeks ended February 23, 2008.

Cost of sales is comprised of five categories: cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

The increase in the percentage of cost of sales is due to warehouse expenses and occupancy costs being spread over a decreased revenue base.

Cost of sales for the twenty-six week period ended February 28, 2009 includes an increase of $126,000 in occupancy costs related to our Ashley operating segment, a decrease of $861,000 in occupancy costs related to our Jennifer operating segment and a decrease of $69,000 for corporate activities. Occupancy costs have decreased as a result of adjustments to the deferred rent and allowances liability and lease modifications negotiated during the twenty-six week period ended February 28, 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $17,473,000 (35.4% as a percentage of revenue) and $19,145,000 (31.1% as a percentage of revenue) during the twenty-six week periods ended February 28, 2009 and February 23, 2008, respectively.

Selling, general and administrative expenses for the twenty-six week period ended February 28, 2009 includes an increase of $104,000 related to our Ashley operating segment, a decrease of $1,342,000 for the Jennifer segment and a decrease of $434,000 related to corporate activities, consisting of compensation, advertising, finance fees and other administrative costs.

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

Compensation expense decreased $735,000 during the twenty-six week period ended February 28, 2009 compared to the same period ended February 23, 2008. Compensation expense decreased by $596,000 for the Jennifer segment, increased $175,000 for the Ashley segment and decreased by $314,000 for corporate activities. The decrease in the Jennifer segment was primarily attributable to lower sales volume, which resulted in lower compensation expense to salespersons in the form of commissions and bonuses. The increase for the Ashley segment is largely due to the opening of a second store during May 2008. Corporate compensation decreased due to voluntary salary reductions by the Chief Executive Officer and Executive Vice President, as well as fewer employees in fiscal 2009 as compared to the same period last year.

Advertising expense decreased $712,000 during the twenty-six week period ended February 28, 2009 compared to the same period ended February 23, 2008. Advertising expense decreased by $613,000 for the Jennifer segment and decreased by $99,000 for the Ashley segment. The decrease for the Jennifer segment was a result of favorable advertising rates in fiscal 2009 combined with the impact of the fiscal 2009 Labor Day promotional costs that were incurred during the last quarter of fiscal 2008.

Finance fees decreased $218,000 during the twenty-six week period ended February 28, 2009 compared to the same period ended February 23, 2008. The decrease for the Jennifer segment in the amount of $179,000 is primarily attributable to the decline in merchandise sales. The decrease for the Ashley segment in the amount of $39,000 is due to a shift by our customers from credit card financing, which carries higher transaction fees to 90-day financing with the independent finance company.

Other administrative costs decreased $7,000 during the twenty-six week period ended February 28, 2009 compared to the same period ended February 23, 2008.

Loss from Continuing Operations

The loss from continuing operations was $3,999,000 and $1,533,000 for the twenty-six week periods ended February 28, 2009 and February 23, 2008, respectively. The loss from continuing operations for the twenty-six week periods ended February 28, 2009 and February 23, 2008 include income of $439,000 and $464,000, respectively, related to our Ashley segment.

Loss from Discontinued Operations

During the twenty-six week period ended February 28, 2009, the Company closed four stores consisting of one store in Illinois, two stores in Missouri and one in Virginia. The operating results of the Missouri stores are reported as discontinued operations in the consolidated statement of operations and the results of operations for the periods ended February 23, 2008 have been restated to include these stores as discontinued operations. The operating results of the closed stores in Illinois and Virginia were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas. During fiscal 2008, the Company closed ten stores, consisting of six stores in Ohio, one store in New York City, two stores in Georgia and one store in Florida. The operating results of the closed stores in Florida, Georgia and New York were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas. The operating results of the six closed stores in Ohio were reported as discontinued operations, and the results of operations for the period ended February 23, 2008 have been restated to include these stores as discontinued operations. Loss from discontinued operations amounted to $214,000 and $218,000 for the twenty-six week periods ended February 28, 2009 and February 23, 2008, respectively.

Revenues from the closed stores reported as discontinued operations amounted $163,000 and $1,237,000 in the twenty-six week periods ended February 28, 2009 and February 23, 2008, respectively.

Net Loss

Net loss for the twenty–six week period ended February 28, 2009 was $4,213,000, compared to net loss of $1,751,000 for the twenty-six week period ended February 23, 2008. This change is primarily attributable to the decrease in revenues due to the current economic conditions.

Liquidity and Capital Resources

As of February 28, 2009, we had a working capital deficiency of $146,000 compared to an aggregate working capital of $2,818,000 at August 30, 2008 and had available cash and cash equivalents of $6,029,000 compared to $9,057,000 at August 30, 2008. The decrease in working capital is a result of the loss from operations.

Starting in 1995, we entered into agreements with a related company that permit us to offset our current monthly obligations to one another for an amount up to $1,000,000. Amounts in excess of $1,000,000 are paid in cash. Based on the payment terms of 85 days, all obligations of the related company and the unconsolidated licensees due as of February 28, 2009, were paid. However, at any given time, the related company owes us approximately $3 million for the services and goods we provide to it. We assume that like other retailers and us, the related company has been adversely affected by the economy. If the related company were unable to pay the amounts due to us, it would have a material adverse effect on our cash flow and financial condition. The related company also provides fabric protection services to our customers. Since January 2009, we have been using an unrelated third party vendor to supply fabric protection services for merchandise purchased from approximately 35 of our stores. We are exploring increasing the extent to which we use unrelated third party vendors to provide these services.

On July 11, 2005, we entered into a Credit Agreement, as amended (the “Credit Agreement) and a Security Agreement, as amended (the “Security Agreement”) with Caye Home Furnishings, LLC (“Agent”), Caye Upholstery, LLC and Caye International Furnishings, LLC (collectively, “Caye”). Under the Credit Agreement, Caye agrees to make available to us a credit facility, as amended (the “Credit Facility”) of up to $11.5 million, effectively extending Caye’s payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods. The amount available under this facility may be reduced in the event that we do not maintain a specified level of eligible accounts receivable, eligible inventory and cash in deposit accounts. We must pay each extension of credit under the Credit Agreement within 105 days after receipt of goods. For the period between 75 and 105 days after receipt of goods, the annual interest rate will be the prime rate plus 0.75%. If any extensions of credit were not repaid after 105 days, the interest rate would be the prime rate plus 2.75%.

The Credit Agreement contains various negative covenants restricting our ability to enter into a merger or sale, make guarantees, pay dividends to common stockholders, incur debt or take other actions, without the consent of the Agent. In addition, the Credit Agreement provides for: a fixed charge coverage ratio, a cross-default with certain other of our debt, appraisal rights, periodic reporting requirements, and other customary terms. We may terminate the Credit Agreement at any time, so long as all outstanding amounts have been paid in full. We may also terminate the Credit Agreement if we have (i) maintained a tangible net worth of at least $3.0 million for 180 days and (ii) adjusted net earnings from continuing operations of at least $2.0 million for four fiscal quarters. We have satisfied all covenants as per the terms of the Credit Facility and the Amendments to Credit Agreement and Security Agreement, except for the fixed charge ratio for the trailing four-quarter period ended February 28, 2009 for which we have obtained a waiver through August 29, 2009.

Pursuant to the Security Agreement, so long as amounts are outstanding under the Credit Agreement, Caye will have a first priority security interest in all of our assets and properties, including inventory, accounts receivable and equipment, as well as a license to our intellectual property in the event of a default, except for restricted cash and the inventory owned by the Ashley Furniture HomeStore operating segment.

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

As of February 28, 2009, we owed Caye approximately $6,798,000, no portion of which exceeded the 75-day payment terms.

During January 2009, the Company began to transition from Caye to a Chinese supplier. The Chinese company which currently manufactures approximately 95% of what we order through Caye, has given us a letter agreement to the effect that if Caye stops supplying us prior to November 12, 2009, it will supply us with goods without interest or penalty and provide us 75 days to pay for those goods and an additional 30 days grace period on amounts over 75 days at a per annum rate of 0.75% over prime, provided that in no event will the amount payable by us exceed $10 million. This arrangement is substantially the same as our current arrangement with Caye except that under the Caye agreement we can owe up to $13.5 million. On April 13, 2009, the Company and the Chinese supplier amended and restated the terms of the letter agreement to provide, that effective August 1, 2009, the Company has up to 150 days to pay for the goods without interest or penalty. The amended and restated letter agreement terminates on September 30, 2010, provided that the parties have an understanding that they will review certain terms on October 31, 2009.

We closed four stores during the twenty-six weeks ended February 28, 2009. We spent $245,000 for capital expenditures from continuing operations during such twenty-six week period and we anticipate capital expenditures approximating $175,000 during the remainder of fiscal 2009 to support the maintenance of existing facilities.

Based on the current level of operations at our stores, and after giving effect to cost cutting programs that we have implemented and continue to implement, we anticipate that we will have the capital resources to operate for at least the next 12 months. However, if the current economic and credit conditions prevail beyond the next year or worsen, there would be significant doubt as to whether we could continue to operate significantly beyond that time without an infusion of capital or other measures. We are actively exploring several alternatives, and have retained investment banking firms to assist us in pursuing these strategies, but there can be no assurance any of them will come into fruition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of February 28, 2009, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our fiscal quarter ended February 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We have begun our transition away from one of our biggest suppliers, which may adversely affect our business.
During January 2009, we began to transition from Caye to a Chinese supplier. The Chinese company which currently manufactures approximately 95% of what we order through Caye, has provided a letter agreement to the effect that if Caye stops supplying us prior to November 12, 2009, it will supply us goods without interest and penalty and provide 75 days to pay for those goods and an additional 30 days grace period on amounts over 75 days at a per annum rate of 0.75% over prime, provided that in no event will the amount payable by us exceed $10 million. This arrangement is substantially the same as the current arrangement with Caye except that under the Caye agreement we can owe up to $13.5 million. On April 13, 2009, the Chinese supplier and we amended and restated the terms of the letter agreement to provide, that effective August 1, 2009, we have 150 days to pay for the goods without interest or penalty. The amended and restated letter agreement terminates on September 30, 2010, provided that the parties have an understanding that they will review certain terms on October 31, 2009.

The current economic conditions have adversely affected companies we transact with, which could harm our business.
The credit card companies have, for the past several years, paid us shortly after credit card purchases by our customers. However, they have indicated to us that in light of current economic and credit conditions they are reexamining their payment policies. In this connection, in November 2008 a credit card company notified us that the credit card processor will, through December 17, 2008, hold back a minimum of $500,000 as a reserve against delivery by us of merchandise ordered by their credit card customers. During December 2008, the parties executed an agreement, which increased the amount of the holdback to $800,000, extended processing services through June 2009 and modified certain other terms and conditions. As of February 28, 2009, the credit card company has held back approximately $800,000.

Current economic and credit conditions could impact our ability to continue to operate significantly beyond the next twelve months without an infusion of capital or other measures.
We have incurred a net loss and used cash in our operating activities for the twenty-six weeks ended February 28, 2009. In addition, we have a working capital deficiency as of such date. Further, a finance company to which we sold receivables on a non-recourse basis terminated its agreement with us and credit card processors are holding back certain payments due to us for credit card purchases by customers. These actions impact our liquidity. We have implemented cost cutting programs, including termination of personnel, salary reductions for certain executive officers and renegotiations of lease agreements. Additionally, the Chinese supplier and we amended and restated the terms of our letter agreement to provide us up to 150 days to pay for goods without interest or penalty. This agreement is effective August 1, 2009 and terminates September 30, 2010, provided that the parties have an understanding that they will review certain terms on October 31, 2009. Based on the current level of store operations, and after giving effect to cost cutting programs that have been implemented, management anticipates that we will have the capital resources to operate for at least the next 12 months. However, if the current economic and credit conditions prevail beyond the next year or worsen, there would be significant doubt as to whether we could continue to operate significantly beyond that time without an infusion of capital or other measures, the availability of which there can be no assurance. We are actively exploring several alternatives, and have retained investment banking firms to assist us in pursuing these strategies, but there can be no assurance any of them will come into fruition.

There have been no other material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended August 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders, which was held on February 17, 2009, our stockholders:

(1)	Elected five nominees for directors to serve for a term ending in 2010;

(2)	Ratified the appointment of Eisner LLP as our independent registered public accountants for the fiscal year ending August 29, 2009; and

(3)	Approved the increase in the aggregate number of shares available for issuance under the 2006 Equity Incentive Plan from 600,000 shares to 1,200,000 shares.

The following tables show the common stock votes cast with respect to the proposals identified above:

Proposal 1		Withheld
Election of Directors	For	Authority
Harley J. Greenfield	6,102,200	16,169
Edward G. Bohn	6,103,346	15,022
Kevin J. Coyle	6,103,346	15,022
Rami Abada	6,102,262	16,107
Mark Berman	6,103,346	15,022
Total All Directors	30,514,500	77,342

Proposal 2	For	Against	Abstentions
Appointment of Eisner LLP	6,103,259	15,030	79

Proposal 3	For	Against	Abstentions
Approve increase in number of shares
under 2006 Equity Incentive Plan	1,919,487	228,956	10,212

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

JENNIFER CONVERTIBLES, INC.

April 20, 2009	By:	/s/ Harley J. Greenfield
Harley J. Greenfield, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

April 20, 2009	By:	/s/ Rami Abada
Rami Abada, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

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