Form 10-Q
period 2009-05-30
JENNIFER CONVERTIBLES INC
filed 2009-07-14
CIK 806817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 30, 2009

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

Yes [X]         No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation

S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files,

Yes [  ]         No [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer [  ]                            Accelerated Filer [  ]

Non-Accelerated Filer [X]                                 Smaller Reporting Company [  ]

                                                                                                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]      No [X]

As of July 10, 2009, 7,073,466 shares of the registrant's common stock, par value $.01 per share, were outstanding.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except for share and per share data)

	May 30, 2009
	(Unaudited)	August 30, 2008
ASSETS

Current assets:
Cash and cash equivalents	$ 6,018	$ 9,057
Restricted cash	1,099	1,116
Accounts receivable	1,365	779
Merchandise inventories, net	8,645	10,646
Due from Related Company	3,694	4,063
Prepaid expenses and other current assets	1,524	1,508
Total current assets	22,345	27,169

Marketable auction rate securities	-	1,400
Store fixtures, equipment and leasehold improvements, at cost, net	2,535	3,202
Goodwill	1,650	1,650
Other assets (primarily security deposits)	671	691

	$ 27,201	$ 34,112

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade (including $985 and $892 to a stockholder)	$ 12,496	$ 12,932
Customer deposits	6,519	6,493
Accrued expenses and other current liabilities	3,786	3,892
Due to Related Company	350	400
Deferred rent and allowances - current portion	562	634
Total current liabilities	23,713	24,351

Deferred rent and allowances, net of current portion	2,393	2,905
Obligations under capital leases, net of current portion	107	139
Total liabilities	26,213	27,395

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490 shares at May 30, 2009 and August 30, 2008
(liquidation preference $3,245)	-	-
Series B Convertible Preferred - issued and outstanding 47,989 shares at May 30, 2009 and August 30, 2008
(liquidation preference $240)	1	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued and outstanding 7,073,466
shares at May 30, 2009 and August 30, 2008	70	70
Additional paid-in capital	29,642	29,626
Accumulated deficit	(28,725)	(22,980)
	988	6,717

	$ 27,201	$ 34,112

See Notes to Consolidated Financial Statements

2

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	May 30,	May 24,	May 30,	May 24,
	2009	2008	2009	2008
Revenue:
Net sales	$ 20,765	$ 26,586	$ 67,275	$ 84,168
Revenue from service contracts	1,328	1,664	4,084	5,293
	22,093	28,250	71,359	89,461

Cost of sales, including store occupancy,
warehousing, delivery and service costs	15,808	20,128	50,992	63,663

Selling, general and administrative expenses	7,557	8,591	24,994	27,691

Depreciation and amortization	239	248	936	758
	23,604	28,967	76,922	92,112

Loss from operations	(1,511)	(717)	(5,563)	(2,651)

Interest income	6	102	80	451

Interest expense	(4)	(5)	(14)	(11)

Loss from continuing operations before income taxes	(1,509)	(620)	(5,497)	(2,211)

Income tax expense	5	-	6	6

Loss from continuing operations	(1,514)	(620)	(5,503)	(2,217)

Loss from discontinued operations (including loss on store
closings of $3 and $19 for the thirteen week and $116
and $89 for the thirty-nine week periods ended in fiscal
2009 and 2008, respectively)	(18)	(91)	(242)	(245)

Net loss	$ (1,532)	$ (711)	$ (5,745)	$ (2,462)

Basic and diluted loss per common share:
Loss from continuing operations	$ (0.22)	$ (0.09)	$ (0.78)	$ (0.32)
Loss from discontinued operations	-	(0.01)	(0.03)	(0.03)
Net loss	$ (0.22)	$ (0.10)	$ (0.81)	$ (0.35)

Basic and diluted weighted average common shares outstanding	7,073,466	7,073,466	7,073,466	7,073,466

See Notes to Consolidated Financial Statements

3

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Thirty-nine	weeks ended
	May 30,	May 24,
	2009	2008

Cash flows from operating activities:
Net loss	$ (5,745)	$ (2,462)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation and amortization	936	758
Non cash compensation to consultant	16	16
Loss from discontinued operations	242	245
(Gain) loss on disposal of equipment	(12)	58
Deferred rent	(572)	(84)
Changes in operating assets and liabilities, net of effects from discontinued operations:
Merchandise inventories, net	1,932	2,246
Prepaid expenses and other current assets	(16)	(243)
Accounts receivable	(585)	(161)
Due from Related Company, net	319	630
Other assets	14	1
Accounts payable, trade	(437)	(5,665)
Customer deposits	91	158
Accrued expenses and other current liabilities	(78)	(689)
Net cash used in operating activities of continuing operations	(3,895)	(5,192)

Cash flows from investing activities:
Sale of marketable auction rate securities	1,400	6,775
Restricted cash	17	(32)
Capital expenditures	(273)	(597)
Net cash provided by investing activities from continuing operations	1,144	6,146

Cash flows from financing activities:
Principal payments under capital lease obligations	(30)	(23)
Net cash used in financing activities from continuing operations	(30)	(23)

Net (decrease) increase in cash and cash equivalents from continuing operations	(2,781)	931

Net decrease in cash and cash equivalents from operating activities
of discontinued operations	(258)	(95)

Net decrease in cash and cash equivalents from investing activities
of discontinued operations	-	(1)

Cash and cash equivalents at beginning of period	9,057	8,375

Cash and cash equivalents at end of period	$ 6,018	$ 9,210

Supplemental disclosure of cash flow information:

Income taxes paid	$ 18	$ 388

Interest paid	$ 14	$ 12

Obligations incurred under capital lease for equipment	$ -	$ 68

See Notes to Consolidated Financial Statements

4

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-nine Weeks Ended May 30, 2009

(In thousands, except for share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1:          BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The operating results for the thirty-nine week period ended May 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2009.

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

The Company has incurred a net loss and has used cash in its operating activities for the thirty-nine weeks ended May 30, 2009.  In addition, the Company has a working capital deficiency as of such date.  Further, a finance company to which the Company sold receivables on a non-recourse basis terminated its agreement with the Company, credit card processors are holding back certain payments due to the Company for credit card purchases by customers (See Note 6) and the Related Company has failed to make timely payments to the Company by the required due dates (see Note 5).  These actions impact the Company’s liquidity. The Company has implemented cost cutting programs, including store closings, termination of personnel, salary reductions for certain executive officers and renegotiations of lease agreements.  Additionally, the Company and its Chinese supplier, the Company’s principal trade creditor, amended and restated the terms of their letter agreement to provide the Company up to 150 days to pay for goods without interest or penalty.  This agreement is effective August 1, 2009 and terminates September 30, 2010, provided that the parties have an understanding that they will review certain terms on October 31, 2009.  Based on the current level of store operations, and after giving effect to cost cutting programs that have been implemented, management anticipates that the Company will have sufficient capital resources to operate for at least the next 12 months.  There is no certainty that the Chinese supplier will not modify the terms of the amended and restated letter agreement, that the Related Company will continue to pay the amounts due to the Company or that the current economy will not deteriorate further, any of which could have a material adverse effect on the Company’s liquidity and results of operations.  The Company has engaged an investment banking firm to assist in pursuing several alternatives to assist it with raising additional capital, but there can be no assurance that any of them will come into fruition.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-nine Weeks Ended May 30, 2009

(In thousands, except for share amounts)

NOTE 2:          ACCOUNTING STANDARDS ADOPTED IN FISCAL 2009

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157") that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about the fair value measurement.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Effective August 31, 2008, the Company adopted SFAS No. 157.  The adoption had no impact on the 2009 financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", ("SFAS No. 159") which allows the Company to choose to measure selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 became effective for the Company on August 31, 2008 and had no effect on the Company’s 2009 financial statements, as the Company did not elect to apply the provisions of SFAS No. 159.

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

The auction rate securities held by the Company at August 30, 2008 are marketable securities with maturities ranging from 12 to 39 years for which the interest rates are reset through a Dutch auction every 28 days. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction.  As of August 30, 2008, the $1,400 of auction rate securities consisted of $800 of auction rate municipal bonds and $600 of auction market preferred stock and were classified in non-current assets due to the fact that they were not currently trading at such date and conditions in the general debt markets created uncertainty as to when successful auctions would be reestablished.

On November 21, 2008, pursuant to an offer to purchase dated September 30, 2008, the Company sold $1,350 of auction rate securities to Morgan Stanley & Co. Incorporated, the Company’s broker, at face value. During January 2009, under a settlement agreement, the Company transferred and sold $50 of the auction rate securities to Citi Smith Barney, the Company’s former broker, at face value.  As of May 30, 2009, the Company did not hold any marketable securities.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-nine Weeks Ended May 30, 2009

(In thousands, except for share amounts)

NOTE 4:          MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located as follows:

	May 30, 2009	August 30, 2008

Showrooms	$5,292	$ 5,681
Warehouses	3,353	4,965
	$8,645	$10,646

Vendor discounts and allowances in respect of merchandise purchased by the Company are included as a reduction to the cost of inventory on hand and cost of sales upon sale of the merchandise.

NOTE 5:          TRANSACTIONS WITH THE RELATED COMPANY

The consolidated financial statements do not include the results of operations of 21 stores, licensed by the Company, 19 of which are owned and operated by a company (the "Related Company"), which is owned by the estate of a deceased stockholder of the Company who was also the brother-in-law of the Company’s Chairman of the Board and Chief Executive Officer.  The sister of the Company’s Chief Executive Officer is currently acting as the interim president of the Related Company. Seventeen of the 19 stores are located in New York and are on a royalty-free basis.  The Company has no equity interest in the Related Company.

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Related Company:

	Increase (decrease) to Related Line Item in the
	Consolidated Statements of Operations
	Thirteen weeks ended		Thirty-nine weeks ended
	May 30,	May 24,	May 30,	May 24,
	2009	2008	2009	2008
Net Sales:
Royalty income	$22	$38	$75	$108
Warehouse fees	450	333	1,097	960
Delivery charges	569	872	1,983	2,630
Total charged to the Related Company	$1,041	$1,243	$3,155	$3,698

Revenue from Service Contracts:
Fabric protection fees charged by the Related Company	$ -	$(100)	$(200)	$(350)

Selling, General and Administrative Expenses:
Administrative fees paid by the Related Company	$(28)	$(28)	$(83)	$(83)
Advertising reimbursement paid by the Related Company	(510)	(377)	(1,433)	(1,132)
Royalty expense paid to the Related Company	100	100	300	300
Net charged to the Related Company	$(438)	$(305)	$(1,216)	$(915)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-nine Weeks Ended May 30, 2009

(In thousands, except for share amounts)

As of May 30, 2009, the Related Company owed the Company $3,694.  During the thirteen-week period ended May 30, 2009, the Related Company twice failed to make payment in full of the amount due by the required due date. In one case, the shortfall was $300 (representing approximately 8.3% of the amount due) and, in the other case, the shortfall was $400 (representing approximately 10.8% of the amount due). The shortfalls were paid off in full 17 days after the original due date. Any amounts due from the Related Company, that are not paid when due shall bear interest at the rate of 9% per annum until paid.  The agreement with the Related Company provides the Company with the ability to terminate upon written notice of any material breach of the agreement, which is not cured within thirty days.  As of July 13, 2009, the Related Company paid in full all amounts that were due by June 24, 2009. Failure by the Related Company to pay amounts due to the Company would have a material adverse effect on the Company’s cash flows, liquidity, results of operations and financial position.

NOTE 6:          ACCOUNTS RECEIVABLE

Accounts receivable include amounts due from credit card processors for sales charged by certain customers.  Credit card processors pay the Company shortly after credit card purchases by customers and before merchandise is delivered.  However, credit card companies have indicated to the Company that in light of current economic and credit conditions they are reexamining their payment policies.  In this connection, in November 2008, the Company was notified by a credit card company that the credit card processor will, through December 17, 2008, hold back a minimum of $500 as a reserve against delivery by the Company of merchandise ordered by its credit card customers.  During December 2008, the parties executed an agreement, which increased the amount of the holdback to $800, extended processing services through June 2009 and modified certain other terms and conditions. As of July 14, 2009, the agreement has not been extended, however, the credit card processor is continuing to provide services to the Company.  As of May 30, 2009, the credit card company has held back approximately $800, which is included in accounts receivable.

Prior to March 2009, the Company financed sales and sold financed receivables on a non-recourse basis to an independent finance company.  The Company did not retain any interests in or service the sold receivables.  The selling price of the receivables was dependent upon the payment terms with the customer and results in either a payment to or receipt from the finance company of a percentage of the receivable as a fee.  During January 2009, the finance company terminated its dealer agreement with the Company effective March 8, 2009.  On February 6, 2009, the parties executed a termination addendum pursuant to which the finance company may maintain a reserve equal to any pending disputes or claims.  As of May 30, 2009, the finance company has reserved $103, which is included in accounts receivable.

NOTE 7:          CREDIT FACILITY

In July 2005, the Company entered into a credit facility, as amended (the "Credit Facility") with Caye Home Furnishings, LLC and its affiliates ("Caye"), which is also a vendor of the Company.  Under the Credit Facility, the Company can draw down up to $13.5 million for the purchase from Caye of merchandise subject to a formula based on eligible accounts receivable, inventory, and cash in deposit accounts.  The borrowings under the Credit Facility are due 105 days from the date that the goods are received by the Company and bear interest for the period between 75 and 105 days at prime plus 0.75%.  If borrowings are not repaid after 105 days, the interest rate increases to prime plus 2.75%.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-nine Weeks Ended May 30, 2009

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

As of May 30, 2009, the Company has satisfied all covenants of the Credit Facility except for the fixed charge ratio for the trailing four-quarter period ended May 30, 2009 for which it obtained a waiver.  The Company does not expect to be in compliance with the ratio for the trailing four-quarter period for the subsequent interim period during the fiscal year ending August 29, 2009 and has also obtained a waiver for such period.

As of May 30, 2009 and August 30, 2008, the Company owed Caye approximately $888 and $9,050, respectively, no portion of which exceeded the 75-day payment terms.  Such amounts are included in accounts payable, trade on the accompanying consolidated balance sheets.

During January 2009, the Company began to transition from Caye to a Chinese supplier.  The Chinese company which currently manufactures approximately 95% of what the Company historically ordered through Caye, has provided a letter agreement to the effect that if Caye stops supplying the Company prior to November 12, 2009, it will supply the Company goods without interest and penalty and provide 75 days to pay for those goods and an additional 30 days grace period on amounts over 75 days at a per annum rate of 0.75% over prime, provided that in no event will the amount payable by the Company exceed $10 million. This arrangement is substantially the same as the current arrangement with Caye except that under the Caye agreement the Company can owe up to $13.5 million.  On April 13, 2009, the Company and the Chinese supplier amended and restated the terms of the letter agreement to provide, that effective August 1, 2009, the Company has up to 150 days to pay for the goods without interest or penalty. The amended and restated letter agreement terminates on September 30, 2010, provided that the parties have an understanding that they will review certain terms on October 31, 2009.

On July 10, 2009, the Company and Caye entered into a letter agreement pursuant to which the Company agreed to pay down its debt to Caye by approximately $400 in exchange for Caye releasing their security interest in all of the Company’s assets and terminating all obligations under the Credit Facility.  In addition, the amount required to be maintained in deposit accounts of no less than $1 million (which is classified as restricted cash on the accompanying consolidated balance sheets) is unrestricted and available for operating purposes.  In exchange for this release, Caye has provided the Company with $500 of trade credit.  Neither the Company nor Caye will incur any termination costs or penalties as a result of the termination of the Credit Facility.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-nine Weeks Ended May 30, 2009

(In thousands, except for share amounts)

NOTE 8:          INCOME TAXES

A valuation allowance has been established to offset the deferred tax asset to the extent that the Company has not determined that it is more likely than not that the future tax benefits will be realized.

Minimum and franchise taxes are included in selling, general and administrative expenses for the thirteen and thirty-nine week periods ended May 30, 2009 and May 24, 2008.  Income tax expense for the thirteen and thirty-nine week periods ended May 30, 2009 and May 24, 2008 consists principally of state income taxes.  The Company’s annual effective tax rate, which is used for interim reporting purposes, differs from the federal statutory rate principally due to the anticipated establishment of a valuation allowance related to deferred tax assets attributable to any net operating loss incurred in the 2009 fiscal year and with respect to 2008 the anticipated utilization of net operating loss carryforwards to offset any taxable income for the 2008 fiscal year.

Effective August 26, 2007, the Company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an Interpretation of FASB Statement No. 109)" ("FIN 48").  This interpretation was issued in July 2006 to clarify the uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As required by FIN 48, the Company applied the "more-likely-than-not" recognition threshold to all tax provisions, commencing at the adoption date, which resulted in no unrecognized tax benefits as of such date.  Additionally, there have been no unrecognized tax benefits subsequent to adoption.  Pursuant to FIN 48, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expense, in the consolidated statement of operations.

The Company files income tax returns in the U.S. federal jurisdiction and various states.  For federal and state income tax purposes, the 2005 through 2008 tax years remain open for examination by the taxing authorities under the normal three-year statute of limitations.  For state income tax purposes, the 2004 through 2008 tax years remain open for examination by the tax authorities of certain states under a four-year statute of limitations.

NOTE 9:          STOCK OPTION PLANS

There were no stock options granted to employees during the thirty-nine week period ended May 30, 2009 or the year ended August 30, 2008 and there was no employee compensation expense related to stock options or other stock based awards during the periods ended May 30, 2009 and May 24, 2008.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-nine Weeks Ended May 30, 2009

(In thousands, except for share amounts)

NOTE 10:         DISCONTINUED OPERATIONS

During fiscal year 2009, the Company anticipates closing seven to ten stores.  In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS 144"), as stores are closed, their results are reported as discontinued operations in the consolidated statement of operations for the current and prior periods, except for those stores where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area.

During the thirteen week period ended May 30, 2009, the Company closed three stores consisting of one each in New York, Illinois and Arizona, in addition to four previous store closings during the first six months of fiscal 2009, one in Illinois, two in Missouri and one in Virginia.  The operating results of the closed stores in Virginia, New York and Illinois are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed store from other stores in their respective areas.  The operating results of the closed stores in Missouri and Arizona are reported in discontinued operations, and the results of operations for the periods ended May 24, 2008 have been restated to include these stores as discontinued operations.   During fiscal 2008, the Company closed ten stores, consisting of six stores in Ohio, one store in New York City, two stores in Georgia and one store in Florida.  The operating results of the closed stores in Florida, Georgia and New York were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas.  The operating results of the six closed stores in Ohio were reported as discontinued operations.

Revenues from the closed stores reported as discontinued operations amounted to $60 and $441 in the thirteen-week periods ended May 30, 2009 and May 24, 2008, respectively, and $352 and $1,969 in the thirty-nine week periods ended May 30, 2009 and May 24, 2008, respectively.

NOTE 11:         COMMITMENTS AND CONTINGENCIES

The Company is not subject to any litigation that it believes will have a significant impact on its financial position or results of operations.

As of August 30, 2008, the Company leased retail stores, warehouse and executive office locations under operating leases for varying periods through fiscal 2018.  During the thirty-nine weeks ended May 30, 2009 and subsequent thereto through June 30, 2009, the Company renegotiated certain provisions of retail store lease agreements consisting of reductions in rent payments, shorter or month-to-month lease terms and lease extensions, as well as the abatement of other rental costs.  In addition, seven stores closed, two stores relocated, option periods were exercised for certain stores and new leases were negotiated for those stores whose term expired during the thirty-nine weeks ended May 30, 2009.  As a result, the Company’s minimum lease commitments decreased approximately $4,600 and expire during varying periods through fiscal 2019.  The operating lease modifications negotiated through June 30, 2009 will result in a cash savings of approximately $704 for the year ending August 29, 2009.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

For the Thirty-nine Weeks Ended May 30, 2009

(In thousands, except for share amounts)

NOTE 12:         SEGMENT INFORMATION

On October 27, 2006, the Company’s wholly-owned subsidiary, Hartsdale Convertibles, Inc. ("Hartsdale"), entered into the Ashley Homestores, Ltd. Trademark Usage Agreement (the "Trademark Usage Agreement") with Ashley Homestores, Ltd. ("Ashley"), pursuant to which Hartsdale was granted a five-year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories.  During the five-year term of the Trademark Usage Agreement, Hartsdale will use its best efforts to solicit sales of Ashley products and accessories at the authorized locations, and in consultation with Ashley, develop annual sales goals and marketing objectives reasonably designed to assure maximum sales and market penetration of the Ashley products and accessories in the licensed territory.  The Company has guaranteed the obligations of Hartsdale under the Trademark Usage Agreement.  On May 26, 2007, the Company opened its first Ashley Furniture HomeStore and on May 7, 2008, opened its second Ashley store.

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

The following tables present segment level financial information for the thirteen-week and thirty-nine week periods ended May 30, 2009 and May 24, 2008:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 30,	May 24,	May 30,	May 24,
	2009	2008	2009	2008
Revenue:
Jennifer	$18,605	$25,574	$62,036	$81,440
Ashley	3,488	2,676	9,323	8,021
Total Consolidated	$22,093	$28,250	$71,359	$89,461

	Thirteen weeks ended		Thirty-nine weeks ended
	May 30,	May 24,	May 30,	May 24,
	2009	2008	2009	2008
Segment income (loss) from continuing
operations before income taxes
Jennifer	$ (393)	$ 925	$ (1,362)	$ 2,714
Ashley	424	129	865	593
Total for Reportable Segments	$ 31	$ 1,054	$ (497)	$ 3,307

Reconciliation:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 30,	May 24,	May 30,	May 24,
	2009	2008	2009	2008
Income (loss) from continuing operations
before income taxes for reportable segments	$ 31	$ 1,054	$ (497)	$ 3,307
Corporate expenses and other	(1,540)	(1,674)	(5,000)	(5,518)
Loss from continuing operations
before income taxes	$ (1,509)	$ (620)	$ (5,497)	$ (2,211)

	May 30,	August 30,
	2009	2008
Total Assets:
Jennifer	$17,104	$19,599
Ashley	2,865	3,629
Corporate (a)	7,232	10,884
Total Consolidated	$27,201	$34,112

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

Forward-Looking Information

Except for historical information contained herein, this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended.  These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to, the risk factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended August 30, 2008, as filed with the Securities and Exchange Commission ("SEC") and Item 1A in Part II of this Quarterly Report.  In addition to statements that explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "plans" or "anticipates" to be uncertain and forward-looking.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue contributed by each class:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 30,	May 24,	May 30,	May 24,
	2009	2008	2009	2008
Merchandise Sales – net and Home
Delivery Income	89.3%	89.7%	89.9%	90.0%
Charges to the Related Company	4.7%	4.4%	4.4%	4.1%
Net Sales	94.0%	94.1%	94.3%	94.1%

Revenue from Service Contracts	6.0%	5.9%	5.7%	5.9%

Total Revenue	100.0%	100.0%	100.0%	100.0%

Thirteen-Weeks Ended May 30, 2009 Compared to Thirteen-Weeks Ended May 24, 2008

Revenue

Net sales from continuing operations were $20,765,000 and $26,586,000 for the thirteen-week periods ended May 30, 2009 and May 24, 2008, respectively.  Net sales from continuing operations decreased by 21.9%, or $5,821,000 for the thirteen-week period ended May 30, 2009 compared to the thirteen-week period ended May 24, 2008.  The decrease is comprised of a decrease of $6,589,000 in the net sales for the Jennifer segment net of an increase in the Ashley segment of $768,000 for the thirteen-week period ended May 30, 2009.  The decrease in the Jennifer segment is attributable to the decline in overall demand within the furniture industry sector due to a poor housing market and the current economic conditions.  The increase in the Ashley segment is due to the opening of a second store during May 2008.

Revenue from service contracts from continuing operations decreased by 20.2% in the thirteen-week period ended May 30, 2009 to $1,328,000, from $1,664,000 for the thirteen-week period ended May 24, 2008.  The decrease was primarily attributable to fewer merchandise sales during the thirteen-week period ended May 30, 2009, compared to the same period ended May 24, 2008.

Same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased 26.5% for the thirteen weeks ended May 30, 2009, compared to the same period ended May 24, 2008.  During the thirteen weeks ended May 30, 2009 two stores closed.  Total square footage leased decreased by 8,857 square feet or 1.32%.

Cost of Sales

Cost of sales, as a percentage of revenue for the thirteen-week period ended May 30, 2009, was 71.6% compared to 71.2% for the same period ended May 24, 2008.  Cost of sales from continuing operations decreased to $15,808,000 for the thirteen weeks ended May 30, 2009, from $20,128,000 for the thirteen weeks ended May 24, 2008.

Cost of sales is comprised of five categories: cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

The increase in the percentage of cost of sales is due to fixed costs being spread over a decreased revenue base.

Cost of sales for the thirteen-week period ended May 30, 2009 includes a decrease of $8,000 in occupancy costs related to our Ashley operating segment, a decrease of $540,000 in occupancy costs related to our Jennifer operating segment and a decrease of $15,000 for corporate activities.  Occupancy costs have decreased for the Jennifer segment and corporate activities as a result of lease modifications negotiated during the thirty-nine week period ended May 30, 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $7,557,000 (34.2% as a percentage of revenue) and $8,591,000 (30.4% as a percentage of revenue) during the thirteen-week periods ended May 30, 2009 and May 24, 2008, respectively.

Selling, general and administrative expenses for the thirteen-week period ended May 30, 2009 includes an increase of $86,000 related to our Ashley operating segment, a decrease of $949,000 for the Jennifer segment and a decrease of $171,000 related to corporate activities, consisting of compensation, advertising, finance fees and other administrative costs.

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

Compensation expense decreased $447,000 during the thirteen-week period ended May 30, 2009 compared to the same period ended May 24, 2008.  Compensation expense decreased by $338,000 for the Jennifer segment, increased $67,000 for the Ashley segment and decreased by $176,000 for corporate activities.  The decrease in the Jennifer segment was primarily attributable to lower sales volume, which resulted in lower compensation expense to salespersons in the form of commissions and bonuses.  The increase for the Ashley segment is largely due to the opening of a second store during May 2008.  Corporate compensation decreased due to voluntary salary reductions by the Chief Executive Officer and Executive Vice President.

Advertising expense decreased $550,000 during the thirteen-week period ended May 30, 2009 compared to the same period ended May 24, 2008.  Advertising expense decreased by $577,000 for the Jennifer segment and increased by $27,000 for the Ashley segment.  The decrease for the Jennifer segment was a result of a decrease in newspaper and circular ads as well as favorable rates.

Finance fees increased $47,000 during the thirteen-week period ended May 30, 2009 compared to the same period ended May 24, 2008.  The increases for the Jennifer and Ashley segments in the amount of $36,000 and $11,000 respectively are primarily attributable to the termination of private label customer financing during March 2009, as well as increased transaction rates charged by our credit card processors that became effective February 2009.

Other administrative costs decreased $84,000 during the thirteen-week period ended May 30, 2009 compared to the same period ended May 24, 2008 as a result of cost reductions at the store and corporate levels.

Loss from Continuing Operations

The loss from continuing operations was $1,514,000 and $620,000 for the thirteen-week periods ended May 30, 2009 and May 24, 2008, respectively.  The loss from continuing operations for the thirteen-week periods ended May 30, 2009 and May 24, 2008 includes income of $419,000 and $129,000, respectively, related to our Ashley segment.

Loss from Discontinued Operations

During the thirteen week period ended May 30, 2009, we closed three stores consisting of one each in New York, Illinois and Arizona, in addition to four previous store closings, one in Illinois, two in Missouri and one in Virginia.  The operating results of the Arizona and Missouri stores are reported as discontinued operations in the consolidated statement of operations and the results of operations for the periods ended May 24, 2008 have been restated to include these stores as discontinued operations.  The operating results of the closed stores in Virginia, New York and Illinois are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas.  During fiscal 2008, we closed ten stores, consisting of six stores in Ohio, one store in New York City, two stores in Georgia and one store in Florida.  The operating results of the closed stores in Florida, Georgia and New York were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas.  The operating results of the six closed stores in Ohio were reported as discontinued operations.  Loss from discontinued operations amounted to $18,000 and $91,000 for the thirteen-week periods ended May 30, 2009 and May 24, 2008, respectively.

Revenues from the closed stores reported as discontinued operations amounted to $60,000 and $441,000 in the thirteen-week periods ended May 30, 2009 and May 24, 2008, respectively.

Net Loss

Net loss for the thirteen-week period ended May 30, 2009 was $1,532,000, compared to net loss of $711,000 for the thirteen-week period ended May 24, 2008.  This change is primarily attributable to the decrease in revenues due to the current economic conditions.

Thirty-nine Weeks Ended May 30, 2009 Compared to Thirty-nine Weeks Ended May 24, 2008

Revenue

Net sales from continuing operations were $67,275,000 and $84,168,000 for the thirty-nine week periods ended May 30, 2009 and May 24, 2008, respectively.  Net sales from continuing operations decreased by 20.1%, or $16,893,000, for the thirty-nine week period ended May 30, 2009 compared to the same period ended May 24, 2008.  The decrease is comprised of a decrease of $18,109,000 in the net sales for the Jennifer segment net of an increase in the Ashley segment of $1,216,000.  The decrease in the Jennifer segment is attributable to the decline in overall demand within the furniture industry sector due to a poor housing market and the current economic conditions.  The increase in the Ashley segment is due to the opening of a second store during May 2008.

Revenue from service contracts from continuing operations decreased by 22.8% during the thirty-nine week period ended May 30, 2009 to $4,084,000, from $5,293,000 for the thirty-nine week period ended May 24, 2008. Such a decrease is primarily attributable to fewer merchandise sales during the thirty-nine week period ended May 30, 2009, compared to the same period ended May 24, 2008.

Same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased 23.9% for the thirty-nine weeks ended May 30, 2009, compared to the same period ended May 24, 2008.  Two stores relocated and four stores closed during the thirty-nine weeks ended May 30, 2009.  Total square footage leased decreased by 10,987 square feet or 1.64%.

Cost of Sales

Cost of sales, as a percentage of revenue for the thirty-nine week period ended May 30, 2009, was 71.5% compared to 71.2% for the same period ended May 24, 2008.  Cost of sales from continuing operations decreased to $50,992,000 for the thirty-nine weeks ended May 30, 2009, from $63,663,000 for the thirty-nine weeks ended May 24, 2008.

Cost of sales is comprised of five categories: cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

The increase in the percentage of cost of sales is due to fixed costs being spread over a decreased revenue base.

Cost of sales for the thirty-nine week period ended May 30, 2009 includes an increase of $118,000 in occupancy costs related to our Ashley operating segment, a decrease of $1,376,000 in occupancy costs related to our Jennifer operating segment and a decrease of $109,000 for corporate activities.  Occupancy costs have decreased as a result of lease modifications negotiated during the thirty-nine week period ended May 30, 2009 and resultant adjustments to the deferred rent and allowances liability.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $24,994,000 (35.0% as a percentage of revenue) and $27,691,000 (31.0% as a percentage of revenue) during the thirty-nine week periods ended May 30, 2009 and May 24, 2008, respectively.

Selling, general and administrative expenses for the thirty-nine week period ended May 30, 2009 includes an increase of $191,000 related to our Ashley operating segment, a decrease of $2,284,000 for the Jennifer segment and a decrease of $604,000 related to corporate activities, consisting of compensation, advertising, finance fees and other administrative costs.

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

Compensation expense decreased $1,174,000 during the thirty-nine week period ended May 30, 2009 compared to the same period ended May 24, 2008.  Compensation expense decreased by $926,000 for the Jennifer segment, increased $242,000 for the Ashley segment and decreased by $490,000 for corporate activities.  The decrease in the Jennifer segment was primarily attributable to lower sales volume, which resulted in lower compensation expense to salespersons in the form of commissions and bonuses.  The increase for the Ashley segment is largely due to the opening of a second store during May 2008.  Corporate compensation decreased due to voluntary salary reductions by the Chief Executive Officer and Executive Vice President, as well as fewer employees in fiscal 2009 as compared to the same period last year.

Advertising expense decreased $1,262,000 during the thirty-nine week period ended May 30, 2009 compared to the same period ended May 24, 2008.  Advertising expense decreased by $1,190,000 for the Jennifer segment and decreased by $72,000 for the Ashley segment.  The decrease for the Jennifer segment was a result of favorable advertising rates in fiscal 2009 combined with the impact of the fiscal 2009 Labor Day promotional costs that were incurred during the last quarter of fiscal 2008.

Finance fees decreased $168,000 during the thirty-nine week period ended May 30, 2009 compared to the same period ended May 24, 2008.  The decrease for the Jennifer segment in the amount of $141,000 is primarily attributable to the decline in merchandise sales, as well as the termination of private label customer financing during March 2009. The decrease for the Ashley segment in the amount of $27,000 is due to a shift by our customers from credit card financing, which carries higher transaction fees to 90-day financing with the independent finance company, net of the impact of the termination of private label customer financing during March 2009, as well as increased transaction rates charged by our credit card processors that became effective February 2009.

Other administrative costs decreased $93,000 during the thirty-nine week period ended May 30, 2009 compared to the same period ended May 24, 2008 as a result of cost reductions at the store and corporate levels.

Loss from Continuing Operations

The loss from continuing operations was $5,503,000 and $2,217,000 for the thirty-nine week periods ended May 30, 2009 and May 24, 2008, respectively.  The loss from continuing operations for the thirty-nine week periods ended May 30, 2009 and May 24, 2008 include income of $859,000 and $593,000, respectively, related to our Ashley segment.

Loss from Discontinued Operations

During the thirty-nine week period ended May 30, 2009, we closed seven stores consisting of two stores in Illinois, two in Missouri, one in Virginia, one in Arizona and one in New York.  The operating results of the Missouri and Arizona stores are reported as discontinued operations in the consolidated statement of operations and the results of operations for the period ended May 24, 2008 has been restated to include these stores as discontinued operations.  The operating results of the closed stores in Illinois, Virginia and New York are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas.   During fiscal 2008, we closed ten stores, consisting of six stores in Ohio, one store in New York City, two stores in Georgia and one store in Florida.  The operating results of the closed stores in Florida, Georgia and New York were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas.  The operating results of the six closed stores in Ohio were reported as discontinued operations.  Loss from discontinued operations amounted to $242,000 and $245,000 for the thirty-nine week periods ended May 30, 2009 and May 24, 2008, respectively.

Revenues from the closed stores reported as discontinued operations amounted to $352,000 and $1,969,000 in the thirty-nine week periods ended May 30, 2009 and May 24, 2008, respectively.

Net Loss

Net loss for the thirty-nine week period ended May 30, 2009 was $5,745,000, compared to net loss of $2,462,000 for the thirty-nine week period ended May 24, 2008.  This change is primarily attributable to the decrease in revenues due to the current economic conditions.

Liquidity and Capital Resources

As of May 30, 2009, we had a working capital deficiency of $1,368,000 compared to an aggregate working capital of $2,818,000 at August 30, 2008 and had available cash and cash equivalents of $6,018,000 compared to $9,057,000 at August 30, 2008.  The decrease in working capital is a result of the loss from operations.

Starting in 1995, we entered into agreements with a related company that permit us to offset our current monthly obligations to one another for an amount up to $1,000,000.  Amounts in excess of $1,000,000 are paid in cash. As of May 30, 2009, the related company owed to us $3,694,000.  During the thirteen-week period ended May 30, 2009, the related company failed to make payment in full twice. In one case, the shortfall was $300,000 (representing approximately 8.3% of the amount due) and, in the other case, the shortfall was $400,000 (representing approximately 10.8% of the amount due). The shortfalls were paid off in full 17 days after the original due date, including interest at a rate of 9% per annum.  At any given time, the related company owes us approximately $3,000,000 for the services and goods we provide to it. We assume that like other retailers and us, the related company has been adversely affected by the economy.  Failure by the related company to pay amounts due to us would have a material adverse effect on our cash flows, liquidity, results of operations and financial position.  The related company also provides fabric protection services to our customers.  Since January 2009, we have been using an unrelated third party vendor to supply fabric protection services for merchandise purchased from approximately 65 of our stores.  We are exploring increasing the extent to which we use unrelated third party vendors to provide these services.

On July 11, 2005, we entered into a Credit Agreement, as amended (the "Credit Agreement) and a Security Agreement, as amended (the "Security Agreement") with Caye Home Furnishings, LLC ("Agent"), Caye Upholstery, LLC and Caye International Furnishings, LLC (collectively, "Caye").  Under the Credit Agreement, Caye agrees to make available to us a credit facility, as amended  (the "Credit Facility") of up to $11,500,000, effectively extending Caye’s payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods.  The amount available under this facility may be reduced in the event that we do not maintain a specified level of eligible accounts receivable, eligible inventory and cash in deposit accounts.  We must pay each extension of credit under the Credit Agreement within 105 days after receipt of goods.  For the period between 75 and 105 days after receipt of goods, the annual interest rate will be the prime rate plus 0.75%.  If any extensions of credit were not repaid after 105 days, the interest rate would be the prime rate plus 2.75%.

The Credit Agreement contains various negative covenants restricting our ability to enter into a merger or sale, make guarantees, pay dividends to common stockholders, incur debt or take other actions, without the consent of the Agent.  In addition, the Credit Agreement provides for: a fixed charge coverage ratio, a cross-default with certain other of our debt, appraisal rights, periodic reporting requirements, and other customary terms.  We may terminate the Credit Agreement at any time, so long as all outstanding amounts have been paid in full. We may also terminate the Credit Agreement if we have (i) maintained a tangible net worth of at least $3,000,000 for 180 days and (ii) adjusted net earnings from continuing operations of at least $2,000,000 for four fiscal quarters.  We have satisfied all covenants as per the terms of the Credit Facility and the Amendments to Credit Agreement and Security Agreement, except for the fixed charge ratio for the trailing four-quarter period ended May 30, 2009 for which we have obtained a waiver through August 29, 2009.

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

On October 27, 2006, we entered into the Second Amendment to the Credit Agreement and First Amendment to the Security Agreement with Caye, pursuant to which such agreements were amended to permit us to open and operate several licensed Ashley Furniture HomeStores in New York.

On July 7, 2007, we entered into the Third Amendment to the Credit Agreement and Second Amendment to the Security Agreement with Caye, pursuant to which such agreements were amended to (1) increase our credit facility from $11,500,000 to $13,500,000 and (2) reduce the amount required to be maintained by us in the Restricted Deposit Account to a balance no less at all times from $2,000,000 to $1,000,000.

On April 3, 2008, we entered into a Fourth Amendment to Credit Agreement and Third Amendment to the Security Agreement, pursuant to which such agreements were amended to (1) expand the scope of the Credit Agreement and the Security Agreement to include Ashley stores in additional New York metropolitan areas and (2) increase the amount of capital expenditures allowable in certain New York metropolitan areas.

As of May 30, 2009, we owed Caye approximately $888,000, no portion of which exceeded the 75-day payment terms.

During January 2009, we began to transition from Caye to a Chinese supplier.  The Chinese company which currently manufactures approximately 95% of what we order through Caye, has given us a letter agreement to the effect that if Caye stops supplying us prior to November 12, 2009, it will supply us with goods without interest or penalty and provide us 75 days to pay for those goods and an additional 30 days grace period on amounts over 75 days at a per annum rate of 0.75% over prime, provided that in no event will the amount payable by us exceed $10,000,000.  This arrangement is substantially the same as our current arrangement with Caye except that under the Caye agreement we can owe up to $13,500,000. On April 13,2009, we amended and restated the terms of the letter agreement with the Chinese supplier to provide, that effective August 1, 2009, we have up to 150 days to pay for the goods without interest or penalty. The amended and restated letter agreement terminates on September 30, 2010, provided that the parties have an understanding that they will review certain terms on October 31, 2009.

On July 10, 2009, we entered into a letter agreement with Caye pursuant to which we agreed to pay down our debt to Caye by approximately $400,000 in exchange for Caye releasing their security interest in all of our assets and terminating all obligations under the Credit Facility.  In addition, the amount required to be maintained in deposit accounts of no less than $1,000,000 (which is classified as restricted cash on the accompanying consolidated balance sheets) is unrestricted and available for operating purposes.  In exchange for this release, Caye has provided us with $500,000 of trade credit.  Neither Caye nor we will incur any termination costs or penalties as a result of the termination of the Credit Facility.

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

We closed seven stores and two stores relocated during the thirty-nine weeks ended May 30, 2009. We spent $273,000 for capital expenditures from continuing operations during such thirty-nine week period and we anticipate capital expenditures approximating $130,000 during the remainder of fiscal 2009 to support existing facilities.

Based on the current level of store operations, and after giving effect to cost cutting programs that have been implemented, management anticipates that we will have sufficient capital resources to operate for at least the next 12 months.   There is no certainty that the Chinese supplier will not modify the terms of the amended and restated letter agreement, that the related company will continue to pay the amounts due to us or that the current economy will not deteriorate further, any of which could have a material adverse effect on our liquidity and results of operations.  We have engaged an investment banking firm to assist in pursuing several alternatives to assist us with raising additional capital, but there can be no assurance that any of them will come into fruition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.

Item 4.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

               Our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the CEO and CFO have concluded that, as of May 30, 2009, our disclosure controls and procedures were effective in ensuring that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the CEO and CFO, or persons performing similar functions as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

               There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our fiscal quarter ended May 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.              Legal Proceedings.

                                    None.

Item 1A.           Risk Factors.

We have begun our transition away from one of our biggest suppliers, which may adversely affect our business.

     During January 2009, we began to transition from Caye to a Chinese supplier.  The Chinese company which currently manufactures approximately 95% of what we order through Caye, has provided a letter agreement to the effect that if Caye stops supplying us prior to November 12, 2009, it will supply us goods without interest and penalty and provide 75 days to pay for those goods and an additional 30 days grace period on amounts over 75 days at a per annum rate of 0.75% over prime, provided that in no event will the amount payable by us exceed $10 million. This arrangement is substantially the same as the current arrangement with Caye except that under the Caye agreement we can owe up to $13.5 million.  On April 13, 2009, the Chinese supplier and we amended and restated the terms of the letter agreement to provide, that effective August 1, 2009, we have up to 150 days to pay for the goods without interest or penalty. The amended and restated letter agreement terminates on September 30, 2010,provided that the parties have an understanding that they will review certain terms on October 31, 2009.  There can be no assurance that the Chinese supplier will not modify the terms of the amended and restated letter agreement or, that such terms if modified, will be favorable to us.

The current economic conditions have adversely affected companies we transact with, which could harm our business.

The credit card companies have, for the past several years, paid us shortly after credit card purchases by our customers.  However, they have indicated to us that in light of current economic and credit conditions they are reexamining their payment policies.  In this connection, in November 2008 a credit card company notified us that the credit card processor would, through December 17, 2008, hold back a minimum of $500,000 as a reserve against delivery by us of merchandise ordered by their credit card customers.  During December 2008, the parties executed an agreement, which increased the amount of the holdback to $800,000, extended processing services through June 2009 and modified certain other terms and conditions.  As of July 14, 2009, the agreement has not been extended, however, the credit card processor is continuing to provide services to us.  As of May 30, 2009, the credit card company has held back approximately $800,000.

Current economic and credit conditions could impact our ability to continue to operate significantly beyond the next twelve months without an infusion of capital or other measures.

We have incurred a net loss and used cash in our operating activities for the thirty-nine weeks ended May 30, 2009.  In addition, we have a working capital deficiency as of such date.  Further, a finance company to which we sold receivables on a non-recourse basis terminated its agreement with us and credit card processors are holding back certain payments due to us for credit card purchases by customers.  These actions impact our liquidity.  In this connection, during the thirteen-week period ended May 30, 2009, the related company failed to make payment in full twice. In one case, the short fall was $300,000 (representing approximately 8.3% of the amount due) and, in the other case, the shortfall was $400,000 (representing approximately 10.8% of the amount due).  The shortfalls were paid off in full 17 days after the original due date, including interest at a rate of 9% per annum.  We have implemented cost cutting programs, including termination of personnel, salary reductions for certain executive officers and renegotiations of lease agreements.  Additionally, the Chinese supplier and we amended and restated the terms of our letter agreement to provide us up to 150 days to pay for goods without interest or penalty.  This agreement is effective August 1, 2009 and terminates September 30, 2010,provided that the parties have an understanding that they will review certain terms on October 31, 2009.  In the opinion of management, based on available cash, we will have sufficient capital resources to operate for at least the next 12 months.  This is dependent, in part, on the new 150-day payment terms with our Chinese supplier remaining in effect, the release of our collateral by Caye and the continued payment by the related company of the amounts owed to us by them.  However, there is no certainty that Chinese supplier will not modify the terms of the amended and restated letter agreement, or that the related company will continue to pay the amounts due to us.  Modification of the Chinese supply arrangement would have a material adverse effect on our liquidity and failure of the related company to make the payments due to us would have a material adverse effect on our liquidity and results of operations.  We have engaged an investment banking firm to assist in pursuing several alternatives to assist us with raising additional capital, but there can be no assurance that any of them will come into fruition.

There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 30, 2008.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

                                    None.

Item 3.              Defaults Upon Senior Securities.

                                    None.

Item 4.              Submission of Matters to a Vote of Security Holders.

                                    None.

Item 5.              Other Information.

            On July 10, 2009, we entered into a letter agreement with Caye pursuant to which we agreed to pay down our debt to Caye by approximately $400,000 in exchange for Caye releasing their security interest in all of our assets and terminating all obligations under the Credit Facility.  In connection with the release, the $1,000,000 that was required to be maintained by us in a restricted deposit account is unrestricted and available for operating purposes.  In exchange for this release, Caye has provided us with $500,000 of trade credit. Neither Caye nor we will incur any termination costs or penalties as a result of the termination of the Credit Facility. As described elsewhere in this Quarterly Report on Form 10-Q, in January 2009, we began a transition from Caye to a Chinese supplier.

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

                                                                                                    JENNIFER CONVERTIBLES, INC.

July 14, 2009                                                                 By:       /s/ Harley J. Greenfield

                                                                                                    Harley J. Greenfield, Chairman of the

                                                                                                     Board and Chief Executive Officer

                                                                                                     (Principal Executive Officer)

July 14, 2009                                                                 By:       /s/ Rami Abada

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