Form 10-K
period 2009-08-29
JENNIFER CONVERTIBLES INC
filed 2009-12-14
CIK 806817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended

August 29, 2009

OR

Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
for the Transition Period from ______ to ______

Commission File number 1-9681

JENNIFER CONVERTIBLES, INC.
(Exact name of registrant as specified in its charter)

Delaware		11-2824646
(State or other jurisdiction		(I.R.S. Employer
of incorporation or organization)		Identification No.)

417 Crossways Park Drive
Woodbury, New York 11797
(Address of principal executive office)

Registrant’s telephone number, including area code (516) 496-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, Par Value $0.01	NYSE Amex

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

Yes  ☒                 No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☒	Smaller Reporting Company ☐
(do not check if smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐                 No ☒

     The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,517,257.

     The number of shares outstanding of common stock, as of December 11, 2009 was 7,073,466.

DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from he registrant’s proxy statement relating to its Annual Meeting of Stockholders to be held on February 9, 2010.

Item 1. Business.

     Unless otherwise set forth herein, when we use the term ‘we’ or any derivation thereof, we mean Jennifer Convertibles Inc., a Delaware corporation, and its direct or indirect subsidiaries.

Business Overview

     Jennifer Convertibles, Inc. was incorporated in 1986 and began operations with a single retail store in Paramus, New Jersey.

     Currently, we are the owner and licensor of the largest group of sofabed specialty retail stores and leather specialty retail stores in the United States, with stores located throughout the Eastern seaboard, in the Midwest, on the West Coast and in the Southwest. As of August 29, 2009, our stores included 149 Jennifer Convertibles® stores and 14 Jennifer Leather stores. Of these 163 stores, we owned 142 and licensed 21, including 19 owned and operated by a related private company, “the related company”, and two owned by a third party operated by the related company. There have been recent changes in our arrangements with the related company. (See Items 1A and 7 included in this Annual Report on Form 10-K.) During fiscal 2007, we opened our first full line home furnishings store under a licensing agreement, as Ashley Furniture HomeStore®. As of August 29, 2009, we operate two Ashley Furniture HomeStores.

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

Operating Segments

Jennifer

General

     Jennifer Convertibles® stores specialize in the retail sale of a complete line of sofabeds. The stores also sell companion pieces such as sofas, loveseats, chairs and ottomans. In most cases they are accessorized with tables, lamps and rugs, which we also sell. Jennifer Leather® stores specialize in the sale of leather living room furniture and offer the same complement of companion pieces and accessories. Our products are manufactured by several manufacturers and range from med-high end to relatively inexpensive models. We are the largest dealer of Sealy® sofabeds as well as the largest dealer of Simmons® sofabeds. In order to generate sales, our licensees and we rely on aggressive pricing, the attractive image of our stores, extensive advertising and prompt delivery.

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

     Although each style of sofabed, loveseat, sofa, chair and recliner is generally displayed at Jennifer Convertibles stores in one color and fabric, samples of the other available colors and fabrics or leathers are available on selected merchandise. Up to 500 different colors and fabrics are available for an additional charge. To maximize the use of our real estate and offer customers greater selection and value, we, as is common in the mattress industry, sell various sizes of sofabeds with various sizes of mattresses but display only one size of sofabed at our stores. We display leather furniture in a number of different grades of leathers as well as offer a selection in various high fashion blended leathers and constructions. We generate additional revenue by selling tables and offering related services, such as lifetime fabric protection. The related company provides the lifetime fabric protection services for certain Jennifer segment stores located in New York and New Jersey and an independent outside company provides the lifetime fabric protection services for all other Jennifer segment stores.

     The related company operates 21 Jennifer Convertibles stores, 19 of which it owns and two of which it manages. We do not own or collect any royalties from 17 related company owned stores, which are located in New York. However, the related company operates these stores in substantially the same way as we operate our stores. There have been recent changes in our arrangements with the related company. (See Items 1A and 7 included on this Annual Report in Form 10-K.) Fred Love, who passed away in October 2004, co-founded the related company. Mr. Love was one of our principal stockholders and also the brother-in-law of Harley J. Greenfield, our Chairman of the Board, Chief Executive Officer, director and principal stockholder. Jane Love, Mr. Greenfield’s sister, is currently acting as the interim President of the related company. Jonathan Warner has been appointed as the trustee of Mr. Love’s estate. See “Agreements and Transactions with Related Company” (Note 3) and “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 9, 2010, which is hereby incorporated by reference.

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

     An inventory of approximately 85% of the items displayed in the stores, in the colors and fabrics displayed, is usually stocked at our warehouse facilities, which are described below. Our licensees and we typically require a minimum cash, check or credit card deposit of 50% of the purchase price when a sales order is given, with the balance, if any, payable in cash or by bank check, certified or official check, upon delivery of the merchandise. The independent trucker making the delivery collects the balance of the purchase price.

Marketing

     We advertise in newspapers and on television in an attempt to capitalize on our marketplaces. Our approach to advertising requires us to establish a number of stores in each area in which we enter. This concentration of stores enables area-advertising expenses to be spread over a larger revenue base and to increase the prominence of the local advertising program.

     We create advertising campaigns for use by our stores, which also may be used by the related company stores. The related company bears a share of advertisement costs in New York. However, we also advertise independently of the related company outside of the New York metropolitan area. We are entitled to reimbursement from most of our licensees, which are responsible for their respective costs of advertising; however, the approach and format of such advertising is usually substantially the same for our licensees and us. We also have the right to approve the content of all licensees advertising. See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 9, 2010, which is hereby incorporated by reference.

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

     The locations currently leased by our licensees and us generally range in size from approximately 2,000 square feet to 13,000 square feet. We anticipate that stores opened in the future will range from approximately 2,000 square feet to 4,000 square feet. Stores may be freestanding or part of a strip shopping center.

     In fiscal 2009, we closed seven stores. We closed one store as of October 31, 2009 and anticipate closing 3 to 7 additional stores during fiscal 2010. We do not anticipate opening any additional Jennifer Convertibles® or Jennifer Leather stores during fiscal 2010. We plan to open additional stores when attractive opportunities present themselves and we will selectively close stores where economics so dictate.

Sources of Supply

     We currently purchase merchandise for our stores, and the stores of our licensees and the related company, from a variety of domestic manufacturers generally on 30 to 75 day terms. We also purchase from an overseas manufacturer on 150-day terms. Our purchasing power combined with the purchasing power of our licensees and of the related company enables us to receive the right, in some instances, to exclusively market certain products, fabrics and styles. See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 9, 2010, which is hereby incorporated by reference.

     Our principal suppliers are Caye Upholstery LLC (“Caye”), a Chinese supplier, Ashley Furniture Industries and Klaussner Furniture Industries, Inc. (“Klaussner”). Klaussner manufactures sofabeds under the Sealy® brand name.

     On July 11, 2005, we entered into a Credit Agreement, as amended (the “Credit Agreement”) and a Security Agreement with Caye. Under the amended Credit Agreement, Caye agreed to make available to us a credit facility of up to $13,500,000, effectively extending Caye’s payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods. On July 10, 2009, we entered into a letter agreement with Caye pursuant to which we agreed to pay down our debt to Caye by approximately $400,000 in exchange for Caye releasing their security interest in all of our assets and terminating all obligations under the Credit Agreement. In exchange for this release, Caye has provided us with approximately $500,000 of trade credit in place of the credit facility of $13,500,000. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of these transactions.

     During January 2009, we began to transition from Caye to a Chinese supplier. The Chinese company which currently manufactures approximately 95% of what we historically ordered through Caye, provided a letter agreement in November 2008 to the effect that if Caye stops supplying us prior to November 12, 2009, it will supply us goods under an arrangement substantially the same as the prior arrangement with Caye except that under the agreement with the Chinese company the amount payable by us can not exceed $10,000,000. On April 13, 2009, the Chinese supplier and we amended and restated the terms of the letter agreement to provide, that effective August 1, 2009, we have up to 150 days to pay for the goods without interest or penalty. The amended and restated letter agreement terminates on September 30, 2010, provided that the parties have an understanding that they will review certain terms on October 31, 2009. As of the current date, after review of the terms, the Chinese supplier continues to supply us goods under the terms of the amended and restated letter agreement. On December 10, 2009, the Chinese supplier further amended the terms of the letter agreement extending the terms from 150 days to 180 days. Any amounts due that are not paid within the additional 30 day grace period, will be charged interest at a per annum rate of 2% until payment is made. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of these transactions.

     In December 1997, Klaussner purchased $5,000,000 of our convertible preferred stock. During May 2006, Klaussner voluntarily converted 3,510 shares of Series A Preferred Stock into 500,000 shares of the Company’s common stock. The remaining 6,490 shares of Series A Preferred Stock are convertible into 924,500 shares of the Company’s common stock. In fiscal 2009, Klaussner gave us certain vendor credits for repairs. See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 9, 2010, which is hereby incorporated by reference and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of these transactions, Klaussner’s $5,000,000 investment and other transactions with Klaussner.

Warehousing and Related Services

     Our warehousing and distribution facilities consist of warehouses in North Carolina, New Jersey and California. We also maintain satellite warehouses in California, Florida, Georgia, Massachusetts, Washington D.C., Michigan and Illinois. These warehouse facilities service both our stores and related company’s stores.

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

Ashley

General

     During fiscal 2007, we opened our first Ashley Furniture HomeStore®. We opened our second store during fiscal 2008. The aim of the Ashley Furniture HomeStore® is to make beautiful home furnishings affordable. Our showrooms feature one of the most complete home furnishing lines available, including furniture and accessories for the living/family room, bedroom, dining room (both casual and formal), home theater and home office. Our Carle Place, NY location has an Ashley Sleep Center, which offers a complete line of Sealy mattresses at exceptional prices. We also generate additional revenue by selling fabric protection services to our Ashley store customers, which are provided by an unaffiliated company.

Operations

     Our Ashley stores are open seven days per week. A manager, full-time salespersons, part-time salespersons and cashiers staff them.

     By selling only furniture that is made by Ashley Furniture Industries, (“Ashley Furniture”) or Ashley Furniture approved vendors, the largest home furnishings manufacturer in the United States and the #1 selling brand in North America, we are able to deliver quality and value everyday. Due to the large quantity of furniture produced by Ashley Furniture, we do not take custom orders. However, we do have a wide variety of styles in our dynamic product line.

     The merchandise displayed at the store, in the colors and fabrics displayed, is not stocked at our warehouse facility, which is described below. Merchandise is ordered from Ashley Furniture at point of sale. We typically require 100% of the purchase price when the sales order is written.

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

     We can be located on the worldwide web at www.ashleyhomestores.com. The website is designed to showcase a wide variety of the Ashley Furniture dynamic product line, provide customers decorating tips and a room planner.

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

     As of December 11, 2009, we opened two additional stores and executed a lease agreement to open an additional store in Brooklyn, New York. We will continue to open additional stores when attractive opportunities present themselves.

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

Warehousing and Related Services

     We contracted with an independent trucking company that provided warehouse and distribution services through March 28, 2009. The warehouse was located in Syosset, New York. As of April 2009, the warehouse operations were relocated to our New Jersey warehouse location, which also services the Jennifer segment. An independent trucking company provides distribution services.

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

Trademarks

     The trademarks, Jennifer Convertibles®, Jennifer Leather®, Jennifer House®, With a Jennifer Sofabed, There’s Always a Place to Stay®, Jenni-Pedic®, Elegant Living®, Jennifer’s Worryfree Guarantee®, Jennifer Living Rooms®, Bellissimo Collection®, and Jennifer Sofas®, are registered with the U.S. Patent and Trademark Office and are owned by us. The related company, as licensee, was granted a perpetual royalty-free license to use and sublicense these proprietary marks (other than the ones related to Jennifer Leather) in the State of New York, subject to certain exceptions, including six stores currently owned by us and operating in New York and 11 more which the related company agreed we may open on a royalty-free basis. Pursuant to the Settlement Agreement, we now have the right to open an unlimited number of stores in New York for a royalty of $400,000 per year, provided however, that on November 18, 2004, the Management Agreement and License pursuant to which we are required to make such royalty payments to the related company was amended such that the related company agreed to waive its rights to receive from us such annual royalty payment during the period commencing January 1, 2005 through April 30, 2005, the date on which court approval was granted. See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 9, 2010, which is hereby incorporated by reference.

Employees

     As of August 29, 2009, we employed 448 people, including five executive officers. We have 357 employees in our Jennifer segment, 46 employees in our Ashley segment and 45 corporate employees. We train personnel to meet our expansion needs by having our most effective managers and salespersons train others and evaluate their progress and potential for us. We believe that our employee relations are satisfactory. None of our employees are represented by a collective bargaining unit.

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

Item 1A. Risk Factors.

Cautionary Statements Regarding Forward-Looking Statements.

     This Annual Report on Form 10-K contains certain forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors set forth below and elsewhere in this report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and operating results could be materially adversely affected. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements wherever they appear in this Annual Report on Form 10-K.

There is no assurance we will operate profitably.

     We incurred net (loss) income of ($11,008,000), ($3,329,000) and $3,971,000, in the fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007, respectively. The furniture business is cyclical and we have been impacted in the past and will continue to be affected by changes in such cycles, by losses from new stores, the overall economic and political climate, by changes in consumer preferences or demographics or unknown risks and uncertainties that may cause us to incur losses from operations.

Our company could suffer from potential conflicts of interest.

     Potential conflicts of interest exist since Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer, and Edward B. Seidner, our Executive Vice President, and a former director, are owed, as of August 29, 2009, approximately $8.4 million, representing the remaining balance of approximately $10.3 million of notes issued by the related company, which owns, controls or licenses the related company stores. Accordingly, such persons derive substantial economic benefits from the related company. In addition, Fred Love, the co-founder of the related company, was Mr. Greenfield’s brother-in-law. Mr. Love passed away in October 2004 and Jane Love, Mr. Greenfield’s sister, is currently acting as the interim President of the related company. Circumstances may arise in which the interest of the related company stores, of the related company or of Mr. Greenfield and Mr. Seidner will conflict with our interests. There are also numerous relationships, and have been numerous transactions, between us and the related company, including an agreement under which we warehouse and purchase merchandise for the related company, manage its stores and provide it other services. See “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 9, 2010, which is hereby incorporated by reference.

We heavily depend on three suppliers.

     During the fiscal year ended August 29, 2009, we purchased approximately 40% of our merchandise from Caye, 33% from the Chinese supplier and 16% from Ashley. Since a large portion of our revenues have been derived from sales of Caye, Chinese imports and Ashley products, the loss of these suppliers could have a material adverse impact on us until alternative sources of supply are established. Caye’s position and the Chinese supplier’s as significant creditors could potentially result in a temporary or permanent loss of our principal supply of merchandise, if, for example, they halted supply because we defaulted on or were late in making our payments to them.

We have transitioned away from one of our biggest suppliers, which may adversely affect our business.

     During January 2009, we began to transition from Caye to a Chinese supplier. The Chinese company which currently manufactures approximately 95% of what we historically ordered through Caye, has provided a letter agreement to the effect that it will supply us goods without interest and penalty and provide 75 days to pay for those goods and an additional 30 days grace period on amounts over 75 days at a per annum rate of 0.75% over prime, provided that in no event will the amount payable by us exceed $10,000,000. On April 13, 2009, the Chinese supplier and we amended and restated the terms of the letter agreement to provide, that effective August 1, 2009, we have up to 150 days to pay for the goods without interest or penalty. The amended and restated letter agreement terminates on September 30, 2010, provided that the parties have an understanding that they will review certain terms on October 31, 2009. As of the current date, after review of the terms, the Chinese supplier continues to supply us goods under the terms of the amended and restated letter agreement. On December 10, 2009, the Chinese supplier further amended the terms of the letter agreement extending the terms from 150 days to 180 days. Any amounts due that are not paid within the additional 30 day grace period, will be charged interest at a per annum rate of 2% until payment is made.

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

     In November 2009, the related company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to us as of August 29, 2009 within the 30 day grace period. As a result thereof, we provided an allowance for loss of $947,000 as of August 29, 2009, representing the unpaid balance of the receivable from the related company as of such date after giving effect to payments received through December 11, 2009, and an offset for $400,000 payable to the related company. In addition, in the quarter ended November 28, 2009, we will provide an allowance for loss of approximately $3,000,000 related to increases in the receivable from the related company principally resulting from transfers of inventory and charges for warehousing services and advertising costs in the quarter then ended.

     On November 25, 2009, we terminated the Purchasing Agreement. On December 11, 2009, we entered into an agreement effective as of November 27, 2009, pursuant to which sales made on or after November 27, 2009 at the stores owned by the related company will be made on our behalf and the related company will be entitled to compensation equal to 35% of the sales price of the merchandise (excluding home delivery fees and taxes) for making such sales. With respect to sales made by the related company prior to November 27, 2009, the related company is obligated to pay us for the cost of the merchandise the day prior to the date the merchandise is shipped to the customer. The related company is obligated to continue paying for its operational costs, including the costs of its employees at its stores and its store lease costs, and to remit sales taxes on merchandise sold by it. The agreement is terminable by us upon 24 hours notice. Effective as of November 29, 2009, we transitioned all of our stores to an alternative provider of fabric protection and no longer sell fabric protection to be serviced by the related company. If the related company were no longer able to provide the services previously contracted for, we would, as a matter of customer relations, likely have to pay for and arrange to supply services with respect to such previously sold fabric protection services.

     The credit card companies have, for the past several years, paid us shortly after credit card purchases by our customers. However, they have indicated to us that in light of current economic and credit conditions they are reexamining their payment policies. Extensions of the time they take to pay us would adversely affect our cash flow. In this connection, we entered into an agreement with one of our credit card companies for the interim period ending December 17, 2008, pursuant to which there was a $500,000 reserve established as, in effect, a performance bond against delivery by us of the merchandise ordered by their credit card customers. During December 2008, the parties executed an agreement, which increased the amount of the reserve to $800,000, extended processing services through June 2009 and modified certain other terms and conditions. As of December 11, 2009, the agreement has not been extended, however, the credit card processor is continuing to provide services to us. As of August 29, 2009, the credit card company has held back approximately $800,000.

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

     The furniture industry has been historically cyclical, fluctuating with general economic cycles and uncertainty in future economic prospects. During economic downturns, the furniture industry tends to experience longer periods of recession and greater declines than the general economy. The slowdown in the U.S. economy and other national, regional or global economic conditions affecting disposable consumer income, such as employment levels, inflation, business conditions, fuel and energy costs, consumer debt levels, lack of available consumer or commercial credit, uncertainty in future economic prospects, interest rates, and tax rates, may adversely affect our business by reducing overall consumer spending or by causing customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices. We believe these factors have impacted consumer demand and spending and negatively affected our business. If current economic and credit conditions prevail they could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

     We have incurred a net loss and used cash in our operating activities for the fiscal year ended August 29, 2009. In addition, we have a working capital deficiency as of such date. Further, a finance company to which we sold receivables on a non-recourse basis terminated its agreement with us and credit card processors are holding back certain payments due to us for credit card purchases by customers. These actions impact our liquidity. In this connection, during the fiscal year ended August 29, 2009, the related company failed to make payment in full in five instances. The shortfalls were paid off in full within the permitted grace periods no more than 22 days after the original due date, including interest at a rate of 9% per annum. In November 2009, the related company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to us as of August 29, 2009 within the 30 day grace period. As a result thereof, we provided an allowance for loss of $947,000 as of August 29, 2009, representing the unpaid balance of the receivable from the related company as of such date after giving effect to payments received through December 11, 2009, and an offset for $400,000 payable to the related company. In addition, in the quarter ended November 28, 2009, we will provide an allowance for loss of approximately $3,000,000 related to increases in the receivable from the related company principally resulting from transfers of inventory and charges for warehousing services and advertising costs in the quarter then ended.

     On November 25, 2009, we terminated the Purchasing Agreement. On December 11, 2009, we entered into an agreement effective as of November 27, 2009, pursuant to which sales made on or after November 27, 2009 at the stores owned by the related company will be made on our behalf and the related company will be entitled to compensation equal to 35% of the sales price of the merchandise (excluding home delivery fees and taxes) for making such sales. With respect to sales made by the related company prior to November 27, 2009, the related company is obligated to pay us for the cost of the merchandise the day prior to the date the merchandise is shipped to the customer. The related company is obligated to continue paying for its operational costs, including the costs of its employees at its stores and its store lease costs, and to remit sales taxes on merchandise sold by it. The agreement is terminable by us upon 24 hours notice. We have implemented cost cutting programs, including termination of personnel, salary reductions for certain executive officers and renegotiations of lease agreements. Additionally, we amended and restated the terms of our letter agreement with the Chinese supplier to provide us up to 180 days to pay for goods without interest or penalty. This agreement is effective August 1, 2009 and terminates September 30, 2010, provided that the parties have an understanding that they will review certain terms on October 31, 2009. As of the current date, after review of the terms, the Chinese supplier continues to supply us goods under the terms of the amended and restated letter agreement. In the opinion of management, based on available cash, we will have sufficient capital resources to operate for at least the next 12 months. Modification of the Chinese supply arrangement would have a material adverse effect on our liquidity and failure of the related company to make the payments due to us could have a material adverse effect on our liquidity and results of operations. We have engaged an investment-banking firm to assist in pursuing several alternatives to assist us with raising additional capital, but there can be no assurance that any of them will come into fruition.

We may have difficulty obtaining additional financing.

     Our ability to expand and support our business may depend upon our ability to obtain additional financing. We may have difficulty obtaining debt or equity financing. We were a party to an amended Credit Agreement and a Security Agreement with Caye (the “Caye Credit Facility”), pursuant to which Caye agreed to provide us with $13,500,000 of debt financing. Most of our assets were pledged to Caye as security for the amounts we owed under the Caye Credit Facility. During July 2009, we executed a termination agreement with Caye pursuant to which we agreed to pay down our debt to Caye by approximately $400,000 in exchange for Caye releasing their security interest in all of our assets and terminating all obligations under the Agreement. In exchange for this release, Caye has provided us with approximately $500,000 of trade credit.

     During November 2008, we obtained a letter agreement with our Chinese supplier pursuant to which they agreed to provide us with $10,000,000 of debt financing. On April 13, 2009, the Company and the Chinese supplier amended and restated the terms of the letter agreement to provide, that effective August 1, 2009, the Company has up to 150 days to pay for the goods without interest or penalty. The amended and restated letter agreement terminates on September 30, 2010, provided that the parties have an understanding that they will review certain terms on October 31, 2009. As of the current date, after review of the terms, the Chinese supplier continues to supply us goods under the terms of the amended and restated letter agreement. On December 10, 2009, the Chinese supplier further amended the terms of the letter agreement extending the terms from 150 days to 180 days. Any amounts due that are not paid within the additional 30 day grace period, will be charged interest at a per annum rate of 2% until payment is made. As of August 29, 2009, we owed the Chinese supplier approximately $8,426,000. From time to time, our financial position has made it difficult for us to obtain third party consumer financing.

     Based on the current level of operations at our stores, and after giving effect to cost cutting programs we have implemented, we anticipate that we will have the capital resources to operate for at least the next 12 months. However, if current economic and credit conditions prevail beyond the next year or worsen, there would be significant doubt as to whether we could continue to operate significantly beyond that time without an infusion of capital or other measures, the availability of which there can be no assurance. An inability to secure financing may also adversely affect sales.

An unfavorable outcome to our pending litigation could materially adversely affect our business and operating results.

     On July 16, 2009, a complaint styled as a putative class action was filed against us in the United States District Court of the Northern District of California by an individual and on behalf of all others similarly situated. The complaint seeks unspecified damages for alleged violations of the California Labor Code sections 201, 202, 203, 204, 226, 226.7, 510, 512, 515, 1174, 1198 and 2802, violations of Section 17200 et seq. of the California Business and Professions Code and violations of the federal Fair Labor Standards Act. Such alleged violations include, among other things, failure to pay overtime, failure to reimburse certain expenses, failure to provide adequate rest and meal periods and other labor related complaints. Before engaging in discovery and extensive pre-trial proceedings, the parties participated in an early mediation. The plaintiff offered to settle for 20% of our outstanding common stock in an amount guaranteed to be worth at least $2,000,000 on the date of distribution. If the value of the stock as of the date of distribution is less than $2,000,000 we would distribute cash to make up the difference between the value of the stock and $2,000,000. In addition, we would pay $400,000 over a five-year period. During November 2009, we proposed a counter offer for $300,000 in cash over a five-year period, with $100,000 to be paid up front and the balance to be secured by our assets, and between 600,000 and 800,000 shares of stock. The number of shares to be issued would be shares sufficient to reach a value of $1,000,000 as of the time of issuance, subject to a cap of 800,000 shares and a minimum distribution of 600,000 shares, regardless of the actual value at the time of issuance. The plaintiff rejected our counter offer but made a new proposal, which included the stock component proposed by us, but increased the cash component to a total of $1,500,000 paid in equal installments over a five-year period, with $300,000 to be paid up front and the balance to be secured. We have determined that it is probable that we have some liability. Based on the offer and counter offer, we estimate the liability ranges between $1,300,000 and $2,500,000, with no amount within that range a better estimate than any other amount. There is no assurance, notwithstanding the proposals, that the litigation will be settled or, if settled, that it will be settled within the parameters of the two offers. We could incur substantial costs to defend ourselves in this litigation and the outcome, if unfavorable, could adversely affect our business and operating results. We intend to defend the matter vigorously.

Harley J. Greenfield and current management are likely to retain control.

     As of December 11, 2009, Harley J. Greenfield, our Chairman of the Board and Chief Executive Officer and principal stockholder, beneficially owns approximately 19.1% of our outstanding shares of common stock. All officers and directors beneficially own approximately 36.6% of the outstanding common stock as a group, including Messrs. Greenfield and Seidner. Since the holders of our common stock do not have cumulative voting rights, such officers’ and directors’ ownership of our common stock will likely enable them to exercise significant influence in matters such as the election of our directors and other matters submitted for stockholder approval. Also, the relationship of such persons to the related company could serve to perpetuate management’s control in light of the related company’s relationship to us.

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

The NYSE Amex may delist our securities from quotation on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

     Although our share price is currently trading at more than a dollar, we cannot assure you that our share price will remain above a dollar or that our securities will continue to be listed on the NYSE Amex in the future. If the NYSE Amex delists our securities from trading on its exchange, we could face significant material adverse consequences, including:
  a limited availability of market quotations for our securities;
  a determination that our ordinary shares are ‘‘penny stock’’ which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;
  a limited amount of news and analyst coverage for our company; and
  a decreased ability to issue additional securities or obtain additional financing in the future.

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties.

     We maintain our executive offices in Woodbury, New York pursuant to a lease, which expires in the year 2018.

     As of August 29, 2009, we lease substantially all of our store and warehouse locations pursuant to leases, which expire between 2009 and 2020. During fiscal 2010, 26 leases will expire, although we, as lessee, have the option to renew 10 of those leases. We also have twenty leases that are month-to-month. We anticipate remaining in most of these locations, subject, in the case of the leases that expire, to negotiating acceptable renewals with the landlords. The leases are usually for a base term of at least five years. For additional information concerning the leases, see Note 14 of “Notes to Consolidated Financial Statements.”

Item 3. Legal Proceedings.

     On July 16, 2009, a complaint styled as a putative class action was filed against us in the United States District Court of the Northern District of California by an individual and on behalf of all others similarly situated. The complaint seeks unspecified damages for alleged violations of the California Labor Code sections 201, 202, 203, 204, 226, 226.7, 510, 512, 515, 1174, 1198 and 2802, violations of Section 17200 et seq. of the California Business and Professions Code and violations of the federal Fair Labor Standards Act. Such alleged violations include, among other things, failure to pay overtime, failure to reimburse certain expenses, failure to provide adequate rest and meal periods and other labor related complaints. Before engaging in discovery and extensive pre-trial proceedings, the parties participated in an early mediation. The plaintiff offered to settle for 20% of our outstanding common stock in an amount guaranteed to be worth at least $2,000,000 on the date of distribution. If the value of the stock as of the date of distribution is less than $2,000,000 we would distribute cash to make up the difference between the value of the stock and $2,000,000. In addition, we would pay $400,000 over a five-year period. During November 2009, we proposed a counter offer for $300,000 in cash over a five-year period, with $100,000 to be paid up front and the balance to be secured by our assets, and between 600,000 and 800,000 shares of stock. The number of shares to be issued would be shares sufficient to reach a value of $1,000,000 as of the time of issuance, subject to a cap of 800,000 shares and a minimum distribution of 600,000 shares, regardless of the actual value at the time of issuance. The plaintiff rejected our counter offer but made a new proposal, which included the stock component proposed by us, but increased the cash component to a total of $1,500,000 paid in equal installments over a five-year period, with $300,000 to be paid up front and the balance to be secured. We have determined that it is probable that we have some liability. Based on the offer and counter offer, we estimate the liability ranges between $1,300,000 and $2,500,000 with no amount within that range a better estimate than any other amount. There is no assurance, notwithstanding the proposals, that the litigation will be settled or, if settled, that it will be settled within the parameters of the two offers.

     We intend to defend the matter vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to our security holders during the fourth quarter of fiscal 2009.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Our common stock is traded on the NYSE Amex under the symbol JEN. The following table sets forth, for the fiscal periods indicated, the high and low sales prices of our common stock on the NYSE Amex.

	High	Low
Fiscal Year 2009:
1st Quarter	$1.46	$0.11
2nd Quarter	0.55	0.18
3rd Quarter	0.72	0.22
4th Quarter	1.64	0.38

	High	Low
Fiscal Year 2008:
1st Quarter	$4.55	$3.70
2nd Quarter	5.04	2.47
3rd Quarter	2.77	1.75
4th Quarter	1.80	1.05

     As of December 11, 2009, there were approximately 281 holders of record and approximately 1,000 beneficial owners of our common stock. On December 11, 2009, the closing sales price of our common stock as reported on the NYSE Amex was $1.15.

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

Equity Compensation Plan Information

     The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of August 29, 2009.

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans
Plan category	warrants and rights	warrants and rights	(excluding securities reflected in
	(a)	(b)	column (a))(c)
Equity compensation plans
approved by security holders (1)	550,995	$3.13	1,200,000
Equity compensation plans not
approved by security holders (2)	1,502,730	$3.62	—

Totals	2,053,725	$3.49	1,200,000

(1)	Reflects aggregate options outstanding under our 1986, 1991 and 2003 Incentive and Non-Qualified Stock Option Plans and 2006 Equity Incentive Plan. Although the 1986 and 1991 plans have expired, there are issued and unexercised stock options that remain outstanding pursuant to those plans. On February 17, 2009, the stockholders approved an increase in the aggregate number of shares available for issuance under the 2006 Equity Incentive Plan from 600,000 to 1,200,000.

(2)	Reflects aggregate options outstanding outside our Incentive and Non-Qualified Stock Option Plans that were issued pursuant to individual stock option agreements.

Performance Graph

     The following graph compares the cumulative 5-year total return provided to shareholders on Jennifer Convertibles, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index and the S&P Home Furnishings SuperCap index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 8/31/2004 and its relative performance is tracked through 8/31/2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Jennifer Convertibles, Inc., The NASDAQ Composite Index
And S&P Home Furnishings SuperCap

*$100 invested on 8/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending August 31.

	8/04	8/05	8/06	8/07	8/08	8/09
Jennifer Convertibles, Inc.	100.00	78.62	210.34	150.69	44.83	51.38
NASDAQ Composite	100.00	117.38	121.54	145.12	128.46	110.40
S&P Home Furnishings SuperCap	100.00	99.73	91.31	96.14	86.55	68.11

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following table presents certain selected financial data for Jennifer Convertibles, Inc. and subsidiaries.

	(In thousands, except for share and per share data)
Operations Data:	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	8/29/2009	8/30/2008	8/25/2007	8/26/2006	8/27/2005
		(a)	(a)	(a)	(a)
Revenue	$94,177	$120,131	$132,683	$135,804	$117,108

Cost of sales, including store occupancy,
warehousing, delivery and service costs	67,006	84,838	91,156	92,781	83,560
Selling, general and administrative expenses	33,432	37,777	37,174	37,092	36,043
Impairment of goodwill	1,167	—	—	—	146
Provision for loss related to litigation	1,300	—	—	—	—
Depreciation and amortization	1,151	1,005	901	802	857
Provision for loss on amounts due from Related Company	947	—	—	—	—
Recovery of prior year receivables and other amounts due
from Related Company	—	—	—	—	(2,600)
	105,003	123,620	129,231	130,675	118,006

Operating (loss) income	(10,826)	(3,489)	3,452	5,129	(898)
Interest income	89	521	736	402	136
Interest expense	(19)	(16)	(14)	(26)	(2)

(Loss) income before income taxes	(10,756)	(2,984)	4,174	5,505	(764)
Income tax expense	9	10	124	321	1,869

(Loss) income from continuing operations	(10,765)	(2,994)	4,050	5,184	(2,633)

(Loss) income from discontinued operations	(243)	(335)	(79)	36	(1,237)

Net (loss) income	$(11,008)	$(3,329)	$3,971	$5,220	$(3,870)

Basic (loss) income per share
Continuing operations	$(1.52)	$(0.43)	$0.52	$0.71	$(0.46)
Discontinued operations	(0.03)	(0.04)	(0.01)	—	(0.21)
Net (loss) income per share	$(1.55)	$(0.47)	$0.51	$0.71	$(0.67)

Diluted (loss) income per share
Continuing operations	$(1.52)	$(0.43)	$0.46	$0.62	$(0.46)
Discontinued operations	(0.03)	(0.04)	(0.01)	—	(0.21)
Net (loss) income per share	$(1.55)	$(0.47)	$0.45	$0.62	$(0.67)

Weighted average common shares outstanding	7,073,466	7,073,466	6,910,523	6,043,157	5,773,707

Weighted average common shares issuable on conversion of
outstanding Series A participating preferred stock	—	—	924,500	1,292,269	—

Total weighted average common shares outstanding basic	7,073,466	7,073,466	7,835,023	7,335,426	5,773,707
Effect of potential common shares issuances:
Stock options	—	—	847,359	886,152	—
Warrants	—	—	81,635	70,497	—
Series B convertible preferred stock	—	—	54,265	57,915	—
Weighted average common shares outstanding diluted	7,073,466	7,073,466	8,818,282	8,349,990	5,773,707

Cash dividends and other distributions on Series B convertible
preferred stock	$—	$—	$53	$50	$—

Item 6. Selected Financial Data

Store Data:	8/29/2009	8/30/2008	8/25/2007	8/26/2006	8/27/2005
Company-owned specialty retail stores open at end of year	142	149	160	167	170
Consolidated licensed full line retail store open at the end of the year	2	2	1	—	—
Licensed stores not consolidated open at the end of the year	2	1	1	1	1
Total stores open at end of year	146	152	162	168	171

Company-owned specialty retail stores at beginning of year	149	160	167	170	141
Company-owned specialty retail stores opened during the year	—	—	1	—	1
Company-owned specialty retail stores closed during the year	(7)	(10)	(8)	(3)	(20)
Company-owned specialty retail store combined during the year	—	(1)	—	—	—
Consolidated licensed specialty retail stores acquired
during the year	—	—	—	—	48
Company-owned stores at the end of the year:	142	149	160	167	170

Balance Sheet Data:	8/29/2009	8/30/2008	8/25/2007	8/26/2006	8/27/2005
Working capital (deficiency)	$(5,322)	$2,818	$7,359	$2,693	$(3,307)
Total assets	24,469	34,112	44,799	40,007	33,215
Long-term obligations	96	139	119	145	—
Total liabilities	28,739	27,395	34,774	34,448	34,063
Stockholders equity (deficiency)	(4,270)	6,717	10,025	5,559	(848)
Stockholders equity (deficiency) per outstanding common share (b)	$(1.10)	$0.46	$0.92	$0.28	$(1.06)

(a)	Restated to include discontinued operations consisting of 3 stores closed during the year ended 8/29/09.

(b)	Computed by dividing stockholder's equity (deficiency), adjusted for liquidation preferences of preferred stock, by outstanding common shares at the balance sheet date.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenue from continuing operations contributed by each category:

	August 29,	August 30,	August 25,
	2009	2008	2007
Merchandise Sales - net	78.8%	79.1%	78.6%
Home Delivery Income	10.9%	10.8%	10.4%
Charges to the Related Company	4.6%	4.2%	4.6%
Net Sales	94.3%	94.1%	93.6%

Revenue from Service Contracts	5.7%	5.9%	6.4%

Total Revenue	100.0%	100.0%	100.0%

Fiscal year ended August 29, 2009 compared to fiscal year ended August 30, 2008

Revenue

     Net sales from continuing operations were $88,845,000 and $113,073,000 for the fiscal years ended August 29, 2009 and August 30, 2008, respectively. Net sales from continuing operations decreased by 21.4%, or $24,228,000 for the fiscal year ended August 29, 2009 compared to the fiscal year ended August 30, 2008. The decrease in net sales is attributable to a decline in overall demand within the furniture industry sector due to a poor housing market and an overall weak U.S. economy.

     Revenue from service contracts from continuing operations decreased by 24.5% for the fiscal year ended August 29, 2009 to $5,332,000 from $7,058,000 for the fiscal year ended August 30, 2008. The decrease was primarily attributable to fewer merchandise sales during the fiscal year ended August 29, 2009, compared to fiscal year ended August 30, 2008.

     Same store sales from continuing operations for the Jennifer segment (sales at those stores open for the entire current and prior comparable periods) decreased by 24.2% for the fiscal year ended August 29, 2009 as compared to August 30, 2008. Total square footage leased for the Jennifer segment decreased by 10,987 square feet or 1.63% during the fiscal year ended August 29, 2009 as a result of four closed stores and two stores that relocated. There were no changes in the square footage leased for the Ashley segment during the fiscal year ended August 29, 2009.

Cost of Sales

     Cost of sales, as a percentage of revenue for the fiscal year ended August 29, 2009, was 71.1% compared to 70.6% for the same period ended August 30, 2008. Cost of sales from continuing operations decreased to $67,006,000 for the fiscal year ended August 29, 2009, from $84,838,000 for the fiscal year ended August 30, 2008.

     Cost of sales is comprised of five categories: Cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

     The increase in the percentage of cost of sales is due to fixed costs being spread over a decreased revenue base.

     Cost of sales for the fiscal year ended August 29, 2009 includes an increase of $18,000 in occupancy costs related to our Ashley operating segment, a decrease of $1,988,000 in occupancy costs related to our Jennifer operating segment and a decrease of $154,000 for corporate activities. Occupancy costs have decreased for the Jennifer segment and corporate activities as a result of lease modifications negotiated during the fiscal year ended August 29, 2009.

Selling, general and administrative expenses

     Selling, general and administrative expenses from continuing operations were $33,432,000 (35.5% as a percentage of revenue) and $37,777,000 (31.4% as a percentage of revenue) during the fiscal year ended August 29, 2009 and August 30, 2008, respectively.

     Selling, general and administrative expenses, consisting of compensation, advertising, finance fees and other administrative costs, includes an increase of $60,000 related to our Ashley operating segment, a decrease of $3,443,000 for the Jennifer segment and a decrease of $962,000 related to corporate activities for the fiscal year ended August 29, 2009.

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

     Compensation expense decreased $2,080,000 during the fiscal year ended August 29, 2009 compared to the same period ended August 30, 2008. Compensation expense decreased by $1,282,000 for the Jennifer segment, increased $164,000 for the Ashley segment and decreased by $962,000 for corporate. The decrease in the Jennifer segment was primarily attributable to lower sales volume, which resulted in lower compensation expense to salespersons in the form of commissions and bonuses, as well as fewer employees in fiscal 2009 as compared to fiscal 2008. The increase for the Ashley segment is largely due to the opening of a second store during May 2008. Corporate compensation decreased due to voluntary salary reductions by the Chief Executive Officer and Executive Vice President, as well as, fewer employees in fiscal 2009 as compared to fiscal 2008.

     Advertising expense decreased $2,204,000 during the fiscal year ended August 29, 2009 compared to the same period ended August 30, 2008. Advertising expense decreased by $2,095,000 for the Jennifer segment and decreased by $109,000 for the Ashley segment. The decreases are a result of favorable advertising rates in fiscal 2009 combined with the impact of the fiscal 2009 Labor Day promotional costs that were incurred during the last quarter of fiscal 2008. In addition, the decrease for the Jennifer segment includes $374,000 received from the related company pursuant to the terms of the fifth amendment to the management agreement and license.

     Finance fees as a percentage of revenue were 1.48% for the fiscal year ended August 29, 2009 compared to 1.24% for the same period ended August 30, 2008. Finance fees decreased $93,000 during the fiscal year ended August 29, 2009 compared to the same period ended August 30, 2008. The decrease for the Jennifer segment in the amount of $73,000 is primarily due to the decline in merchandise sales. Jennifer segment finance fees increased as a percentage of revenue for fiscal 2009 due to increased credit card transactions, which have higher transaction fees, as a result of the termination of private label customer financing during March 2009, as well as increased transaction rates charged by our credit card processors that became effective February 2009. The decrease for the Ashley segment in the amount of $20,000 and as a percentage of revenue is due to a shift by our customers from credit card financing, which carries higher transaction fees to 90-day financing with the independent finance company, net of the impact of the termination of private label customer financing during March 2009, as well as increased transaction rates charged by our credit card processors that became effective February 2009.

     Other administrative costs increased $32,000 during the fiscal year ended August 29, 2009 compared to the same period ended August 30, 2008. The Jennifer segment increased in the amount of $7,000. The Ashley segment increased in the amount of $25,000 largely due to the opening of a second store during May 2008.

Impairment of Goodwill

     During the fourth quarter of fiscal 2009 the annual impairment test resulted in a charge of $1,167,000 for the impairment of goodwill related to stores in the Chicago and Florida areas. The impairment resulted from a substantial decline in operating performance from these stores and their failure to meet projected 2009 results. Additionally, we have forecast a further decline in the future operating performance of these stores.

Provision for Loss on Amounts Due From the Related Company

     During the year ended August 29, 2009, the related company failed to make payment in full of the amount due by the required due date in five instances. The shortfalls were paid off in full during the permitted grace period no later than 22 days after the original due date, including interest at the rate of 9% per annum. In November 2009, the related company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to us as of August 29, 2009 within the 30 day grace period. As a result thereof, we provided an allowance for loss of $947,000 as of August 29, 2009, representing the unpaid balance of the receivable from the related company as of such date after giving effect to payments received through December 11, 2009, and an offset for $400,000 payable to the related company. In addition, in the quarter ended November 28, 2009, we will provide an allowance for loss of approximately $3,000,000 related to increases in the receivable from the related company principally resulting from transfers of inventory and charges for warehousing services and advertising costs in the quarter then ended.

     On November 25, 2009, we terminated the Purchasing Agreement. On December 11, 2009, we entered into an agreement effective as of November 27, 2009, pursuant to which sales made on or after November 27, 2009 at the stores owned by the related company will be made on our behalf and the related company will be entitled to compensation equal to 35% of the sales price of the merchandise (excluding home delivery fees and taxes) for making such sales. With respect to sales made by the related company prior to November 27, 2009, the related company is obligated to pay us for the cost of the merchandise the day prior to the date the merchandise is shipped to the customer. The related company is obligated to continue paying for its operational costs, including the costs of its employees at its stores and its store lease costs, and to remit sales taxes on merchandise sold by it. The agreement is terminable by us upon 24 hours notice.

Interest Income

     Interest income decreased by $432,000 to $89,000 for the fiscal year ended August 29, 2009, as compared to $521,000 during the prior year. The decrease is due principally to less cash available for investing purposes and lower market interest rates during the current fiscal year.

Income Tax Expense

     We reported income tax expense of $9,000 and $10,000 in fiscal 2009 and 2008, respectively. The expense for 2009 and 2008 consists principally of current state income taxes in certain jurisdictions. Current minimum taxes are included in selling, general and administrative expenses for fiscal 2009 and 2008 and there were no federal income taxes due to a net operating loss.

Loss from Continuing Operations

     The loss from continuing operations was $10,765,000 and $2,994,000 for the fiscal year ended August 29, 2009 and August 30, 2008, respectively. The loss from continuing operations for fiscal 2009 and 2008 includes income of $1,289,000 and $903,000, respectively, related to our Ashley segment.

Loss from Discontinued Operations

     During fiscal 2009, we closed seven stores of which three were reported as discontinued operations. During fiscal 2008, we closed ten stores of which six were reported as discontinued operations. The consolidated statements of operations for years ended August 30, 2008 and August 25, 2007 have been restated to include as discontinued operations the results of the three stores closed during fiscal 2009. Loss from discontinued operations amounted to $243,000 and $335,000 for the fiscal years ended August 29, 2009 and August 30, 2008, respectively.

Net Loss

     Net loss for the fiscal year ended August 29, 2009 was $11,008,000, compared to net loss of $3,329,000 for the fiscal year ended August 30, 2008. This change is primarily attributable to the decrease in revenues due to the current economic conditions.

Fiscal year ended August 30, 2008 compared to fiscal year ended August 25, 2007:

Revenue

     Net sales from continuing operations were $113,073,000 and $124,125,000 for the fiscal years ended August 30, 2008 and August 25, 2007, respectively. Net sales from continuing operations decreased by 8.9%, or $11,052,000 for the fiscal year ended August 30, 2008 compared to the fiscal year ended August 25, 2007. The decrease in net sales is attributable to a decline in overall demand within the furniture industry sector due to a poor housing market.

     Revenue from service contracts from continuing operations decreased by 17.5% for the fiscal year ended August 30, 2008 to $7,058,000, from $8,558,000 for the fiscal year ended August 25, 2007. The decrease was primarily attributable to fewer merchandise sales during the fiscal year ended August 30, 2008, compared to fiscal year ended August 25, 2007.

     Same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased by 16.6% for the fiscal year ended August 30, 2008 as compared to August 25, 2007. Not included in same store sales are two stores that combined through an expansion during the fiscal year ended August 30, 2008. These two combined stores did not have a material change in square footage. Total square footage leased for the Jennifer segment decreased approximately 1.21% during the fiscal year ended August 30, 2008, as a result of three closed stores and one relocated store. We increased our Ashley segment square footage by 20,000 square feet or 33.3% during fiscal 2008.

Cost of Sales

     Cost of sales, as a percentage of revenue for the fiscal year ended August 30, 2008, was 70.6% compared to 68.7% for the same period ended August 25, 2007. Cost of sales from continuing operations decreased to $84,838,000 for the fiscal year ended August 30, 2008, from $91,156,000 for the fiscal year ended August 25, 2007.

     Cost of sales is comprised of five categories: Cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

     The increase in the percentage of cost of sales is due to warehouse expenses and occupancy costs being spread over a decreased revenue base.

     Cost of sales for the fiscal year ended August 30, 2008 includes an increase of $662,000 in occupancy costs related to our Ashley operating segment, an increase of $121,000 in occupancy costs related to our Jennifer operating segment and an increase of $5,000 for corporate activities.

Selling, general and administrative expenses

     Selling, general and administrative expenses from continuing operations were $37,777,000 (31.4% as a percentage of revenue) and $37,174,000 (28.0% as a percentage of revenue) during the fiscal year ended August 30, 2008 and August 25, 2007, respectively.

     Selling, general and administrative expenses for the fiscal year ended August 30, 2008 includes an increase of $2,232,000 consisting of compensation, advertising, finance fees and other administrative costs related to our Ashley operating segment, a decrease of $1,176,000 for the Jennifer segment and a decrease of $453,000 related to corporate activities.

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

     Compensation expense increased $129,000 during the fiscal year ended August 30, 2008 compared to the same period ended August 25, 2007. Compensation expense decreased by $608,000 for the Jennifer segment, increased $1,000,000 for the Ashley segment and decreased by $263,000 for corporate. The decrease in the Jennifer segment was primarily attributable to lower sales volume, which resulted in lower compensation expense to salespersons in the form of commissions and bonuses. The increase for the Ashley segment is largely due to 53 weeks of compensation expense during fiscal 2008 compared to 13 weeks in fiscal 2007 and the opening of a second store during May 2008. Corporate compensation decreased due to no executive bonuses for fiscal 2008.

     Advertising expense increased $778,000 during the fiscal year ended August 30, 2008 compared to the same period ended August 25, 2007. Advertising expense decreased by $112,000 for the Jennifer segment and increased by $890,000 for the Ashley segment. The increase from the Ashley segment is primarily attributable to 53 weeks of costs during fiscal 2008 compared to 13 weeks in fiscal 2007 and the opening of a second store during May 2008. The decrease from the Jennifer segment is largely attributable to a decrease in regional advertising costs in Ohio resulting from the closing of stores in that territory.

     Finance fees decreased $187,000 during the fiscal year ended August 30, 2008 compared to the same period ended August 25, 2007. The decrease corresponds to the decrease in net sales from continuing operations.

     Other administrative costs decreased $117,000 during the fiscal year ended August 30, 2008 compared to the same period ended August 25, 2007 as a result of cost reductions at the store and corporate levels.

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

(Loss) Income from Continuing Operations

     The (loss) income from continuing operations was ($2,994,000) and $4,050,000 for the fiscal year ended August 30, 2008 and August 25, 2007, respectively. The (loss) income from continuing operations for fiscal 2008 and 2007 includes income (loss) of $903,000 and ($679,000), respectively, related to our Ashley segment.

Loss from Discontinued Operations

     During fiscal 2008, we closed ten stores of which six were reported as discontinued operations. During fiscal 2007, we closed eight stores of which two were reported as discontinued operations. The consolidated statements of operations for years ended August 30, 2008 and August 25, 2007, have been restated to include the results of the three closed stores reported as discontinued operations during fiscal 2009. Loss from discontinued operations amounted to $335,000 and $79,000 for the fiscal year ended August 30, 2008 and August 25, 2007, respectively.

Net (Loss) Income

     Net loss for the fiscal year ended August 30, 2008 was ($3,329,000), compared to net income of $3,971,000 for the fiscal year ended August 25, 2007. This change is primarily attributable to the decrease in revenues due to the current economic conditions.

Liquidity and Capital Resources

     As of August 29, 2009, we had an aggregate working capital deficiency of $5,322,000 compared to aggregate working capital of $2,818,000 at August 30, 2008 and had available cash and cash equivalents of $5,609,000 at August 29, 2009 compared to $9,057,000 at August 30, 2008.

     The weighted average interest rate over the term of our short-term borrowings is 8.65%.

     During the fiscal year ended August 29, 2009, the related company failed to make payment in full in five instances. The shortfalls were paid off in full within the permitted grace periods no more than 22 days after the original due date, including interest at a rate of 9% per annum. Subsequent to year-end, the related company continued to make late payments. In November 2009, the related company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to us as of August 29, 2009 within the 30 day grace period. As a result thereof, we provided an allowance for loss of $947,000 as of August 29, 2009, representing the unpaid balance of the receivable from the related company as of such date after giving effect to payments received through December 11, 2009, and an offset for $400,000 payable to the related company. In addition, in the quarter ended November 28, 2009, we will provide an allowance for loss of approximately $3,000,000 related to increases in the receivable from the related company principally resulting from transfers of inventory and charges for warehousing services and advertising costs in the quarter then ended.

     On November 25, 2009, we terminated the Purchasing Agreement. On December 11, 2009, we entered into an agreement effective as of November 27, 2009, pursuant to which sales made on or after November 27, 2009 at the stores owned by the related company will be made on our behalf and the related company will be entitled to compensation equal to 35% of the sales price of the merchandise (excluding home delivery fees and taxes) for making such sales. With respect to sales made by the related company prior to November 27, 2009, the related company is obligated to pay us for the cost of the merchandise the day prior to the date the merchandise is shipped to the customer. The related company is obligated to continue paying for its operational costs, including the costs of its employees at its stores and its store lease costs, and to remit sales taxes on merchandise sold by it. The agreement is terminable by us upon 24 hours notice. Effective as of November 29, 2009, we transitioned all of our stores to an alternative provider of fabric protection and no longer sell fabric protection to be serviced by the related company. If the related company were no longer able to provide the services previously contracted for, we would, as a matter of customer relations, likely have to pay for and arrange to supply services with respect to such previously sold fabric protection services.

     On July 11, 2005, we entered into a Credit Agreement (the “Credit Agreement) and a Security Agreement (the “Security Agreement”) with Caye Home Furnishings, LLC (“Agent”), Caye Upholstery, LLC and Caye International Furnishings, LLC (collectively, “Caye”). Under the Credit Agreement as amended, Caye agreed to make available to us a credit facility (the “Caye Credit Facility”) of up to $13,500,000, effectively extending Caye’s payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods. The borrowings under the Agreement were due 105 days from the date goods were received by us and bore interest for the period between 75 and 105 days at prime plus .75%. If the borrowings were not repaid after 105 days the interest rate increased to prime plus 2.75%. The credit facility was collateralized by a security interest in all of our assets, excluding restricted cash and required us to maintain deposit accounts of no less than $1 million.

     On July 10, 2009, we entered into a letter agreement with Caye pursuant to which we agreed to pay down our debt to Caye by approximately $400,000 in exchange for Caye releasing their security interest in all of our assets and terminating all obligations under the Agreement. In addition, the amount required to be maintained in deposit accounts of no less than $1 million became unrestricted and available for operating purposes. In exchange for this release, Caye has provided us with approximately $500,000 of trade credit. Neither we nor Caye incurred any termination costs or penalties as a result of the termination of the Credit Facility.

     We are a party to a letter agreement with our Chinese supplier pursuant to which they agree to provide us with $10,000,000 of debt financing. On April 13, 2009, the Company and the Chinese supplier amended and restated the terms of the letter agreement to provide, that effective August 1, 2009, the Company has up to 150 days to pay for the goods without interest or penalty. The amended and restated letter agreement terminates on September 30, 2010, provided that the parties have an understanding that they will review certain terms on October 31, 2009. As of the current date, after review of the terms, the Chinese supplier continues to supply us goods under the terms of the amended and restated letter agreement. On December 10, 2009, the Chinese supplier further amended the terms of the letter agreement extending the terms from 150 days to 180 days. Any amounts due that are not paid within the additional 30 day grace period, will be charged interest at a per annum rate of 2% until payment is made. As of August 29, 2009, we owed the Chinese supplier approximately $8,426,000.

     On November 24, 2008, we entered into a fifth amendment to the warehousing agreement with the related company which provides that effective January 2009, the warehousing fee will be raised from 2.5% to 7.5% on the net sales price of goods sold by the related company for a one-year period. Based on related company delivered sales during the fiscal month end of January 2009 to the fiscal month end of August 2009, this change equated to an additional $624,000 of income during our fiscal year ended August 29, 2009.

     On November 24, 2008, we entered into a fifth amendment to the management agreement and license, pursuant to which the related company also agreed, for a one year period commencing January 2009, to increase its advertising contribution from $125,750 per month to $150,000 per month, an increase of $194,000 for our fiscal year ended August 29, 2009, and to contribute an additional $180,000, in three monthly installments of $60,000, beginning on January 15, 2009, for a television advertising campaign that took place during the period January through March 2009. In addition, we eliminated the reductions to the related company's share of the advertising costs, which reductions were tied to shortfalls in the related company’s net delivered sales.

     The credit card companies have, for the past several years, paid us shortly after credit card purchases by our customers. However, they have indicated to us that in light of current economic and credit conditions they are reexamining their payment policies. Extensions of the time they take to pay us would adversely affect our cash flow. In this connection, we entered into an agreement with one of our credit card companies for the interim period ended December 17, 2008, pursuant to which there was a $500,000 reserve established as, in effect, a performance bond against delivery by us of the merchandise ordered by their credit card customers. During December 2008, the parties executed an agreement, which increased the amount of the reserve to $800,000, extended processing services through June 2009 and modified certain other terms and conditions. As of December 11, 2009, the agreement has not been extended, however, the credit card processor is continuing to provide services to us.

     Prior to January 2009, we offered a private label customer financing pursuant to which we financed sales and sold financed receivables on a non-recourse basis to an independent finance company. We did not retain any interests in or service the sold receivables. The selling price of the receivables was dependent upon the payment terms with the customer and resulted in either a payment to or receipt from the finance company of a percentage of the receivable as a fee. During January 2009, the finance company terminated its dealer agreement with us effective March 8, 2009. We believe that this termination had little impact on our net sales, however it increased our transaction fees due to the fact that traditional credit card transactions have higher transaction fees.

     As more fully described in Note 15 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, the proposed settlement of a pending litigation could require us to pay cash of $300,000 to $1,500,000 over a five-year period.

     Based on the current level of operations at our stores, and after giving effect to cost cutting programs we have implemented, we anticipate that we will have the capital resources to operate for at least the next 12 months. However, if current economic and credit conditions prevail beyond the next year or worsen, there would be significant doubt as whether we could continue to operate significantly beyond that time without an infusion of capital or other measures, the availability of which there can be no assurance.

Contractual Obligations

     The following table sets forth our future contractual obligations in total, for each of the next five years and thereafter, as of August 29, 2009. Such obligations include the retail store and warehouse leases, the lease for the executive office, written employment contracts for two of our executive officers, and agreements to pay the related company royalties.

(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Operating leases for retail stores,
warehouses and executive office	$15,945	$12,196	$9,321	$6,304	$4,293	$12,336	$60,395
Capital leases for equipment	54	44	27	17	10	14	166
Royalty payments to the related
company (1) and (2)	400	400	400	400	400	4,267	6,267
Employment contracts	900						900
Fabric protection fees to the related
Company (2)	600						600
Total contractual obligations	$17,899	$12,640	$9,748	$6,721	$4,703	$16,617	$68,328

(1)

The obligation to make these payments terminates on the earliest of (i) the closing of the asset acquisition following an exercise by us of our option to purchase substantially all of the assets of the related company under the Option Agreement; (ii) April 30, 2025, unless the parties extend the License Term, in which case the date shall be December 31, 2049; (iii) the termination of Manager’s role as manager under the Agreement; or (iv) on such date as is determined by an arbitrator or a court. For purposes of calculating the amount we have assumed the license will run out on April 30, 2025.

(2)	We terminated the Purchasing Agreement with the related company and we are currently in negotiations with the related company regarding our other outstanding agreements.

     For the fiscal years ended August 29, 2009 and August 30, 2008 we had $306,000 and $835,000, respectively, in capital expenditures from continuing operations. We currently anticipate capital expenditures of approximately $1,000,000 during fiscal 2010 to open three Ashley HomeStores and to refurbish existing facilities. We do not anticipate needing outside financing for such capital expenditures.

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

     We record a valuation allowance to reduce our deferred tax assets to the amount that we believe it is more likely than not to be realized. While we have considered future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance, we are unable to conclude that it is more likely than not that we would be able to realize our net deferred tax assets in the future and we have therefore recorded a full valuation allowance. Should we determine that we would be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made.

Inflation

     We believe there was no significant impact on our operations as a result of inflation during the three fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     Management’s Report on Disclosure Controls and Procedures. Our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the PEO and PFO have concluded that, as of August 29, 2009, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

     Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of August 29, 2009.

     This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K.

     Changes in Internal Controls. There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

     The information set forth under the caption “Management” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 9, 2010 is hereby incorporated by reference.

Item 11. Executive Compensation.

     The information set forth under the caption “Executive Compensation” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 9, 2010 is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 9, 2010 is hereby incorporated by reference. Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” on this Annual Report on Form 10-K for the information required by Item 201(d) of Regulation S-K with respect to Equity Compensation Plan Information.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     The information set forth under the captions “Certain Relationships and Related Transactions” and “The Board and Its Committees” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 9, 2010 is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

     The information set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 9, 2010 is hereby incorporated by reference.

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

(3) Exhibits.

3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to our Registration Statement — File Nos. 33-22214 and 33-10800.

3.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended August 30, 1997.

3.3	Certificate of Designations, Preferences and Rights of Series B Preferred Stock, incorporated herein by reference to Exhibit 3.3 to our Annual Report on Form 10-K for the year ended August 29, 1998.

3.4	By-Laws, incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended August 26, 1995.

4.1	Form of Non-Qualified Stock Option Agreement with certain directors and officers of Jennifer Convertibles, Inc. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 1, 2003.

4.2	Form of Non-Qualified Stock Option Agreement with certain employees and consultants of Jennifer Convertibles, Inc. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 1, 2003.

10.1	Warehousing Transition Agreement dated as of July 6, 2001 by and among JCI, Jennifer Warehousing, Inc., a New York corporation (“JWI”), Jennifer Convertibles, Inc., a New York corporation (“JCI-NY”) and Jennifer-CA Warehouse, Inc. (“JCA”) incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.2	Warehousing Agreement dated as of July 6, 2001 by and among JCI, Jennifer Warehousing, Inc., a Delaware corporation and a wholly owned subsidiary of JCI (“New Warehousing”) and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.3	Hardware Lease dated as of July 6, 2001 by and between JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.4	Software License Agreement dated as of July 6, 2001 by and among JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.5	Management Agreement and License dated as of July 6, 2001 by and among Jara, JCI, Jennifer Acquisition Corp. (“JAC”) and Fred Love (with respect to Sections 3.3 and 4.2 only) incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.6	Purchasing Agreement dated as of July 6, 2001 by and between JCI and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.7	Option Agreement dated as of July 6, 2001 by and among Jara, Fred J. Love and JCI incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.8	L.P. Purchase Agreement dated as of July 6, 2001 by and among JCI, Jennifer Management III, Ltd., Jennifer Management IV Corp. and Jennifer Management V Ltd., and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.9	Indemnification Agreement dated as of July 6, 2001 by and among JCI and, with respect to Sections 11, 12 and 14 only: JWI; JCI-NY; JCA; and Jara incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.

10.10	Audit Committee Charter incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2002.

10.11	Amendment No. 1 to Management Agreement and License by and among Jara Enterprises, Inc., Jennifer Convertibles, Inc., Fred Love and Jennifer Acquisition Corp. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2002.

10.12	Amendment No. 1 to Warehousing Agreement by and between Jara Enterprises, Inc. and Jennifer Convertibles, Inc. incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2002.

(3) Exhibits.

10.13	Amendment No. 2 to Warehousing Agreement, by and between Jara Enterprises, Inc. and Jennifer Convertibles, Inc. incorporated herein by reference to our Current Report on Form 8-K filed on May 13, 2003 reporting as an Item 5 event.

10.14	Amendment No. 2 to Management Agreement and License, by and between Jara Enterprises, Inc., Jennifer Convertibles, Inc., Fred Love and Jennifer Acquisition Corp., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003.

10.15	Jennifer Convertibles, Inc. 2003 Stock Option Plan, incorporated herein by reference to our Proxy Statement on Schedule 14A filed on August 11, 2003.

10.16	Amendment No. 3 to Management Agreement and License, by and between Jara Enterprises, Inc., Jennifer Convertibles, Inc. and Jennifer Acquisition Corp. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 2004.

10.17	Warrant dated as of March 30, 2005 incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

10.18	Executive Compensation Arrangements incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

10.19	Director Compensation Arrangements incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

10.20	Credit Agreement by and among Jennifer Convertibles, Inc., Caye Home Furnishings, LLC, Caye Upholstery, LLC and Caye International Furnishings, LLC incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 28, 2005.

10.21	Security Agreement by and among Jennifer Convertibles, Inc., Caye Home Furnishings, LLC, Caye Upholstery, LLC and Caye International Furnishings, LLC incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 28, 2005.

10.22	Amendment No. 3 to Warehousing Agreement, by and among Jennifer Convertibles, Inc., Jennifer Warehousing, Inc., and Jara Enterprises, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 27, 2005.

10.23	First Amendment to Credit Agreement incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 25, 2006.

10.24	Amendment No. 4 to Management Agreement and License, by and between Jara Enterprises, Inc., Jennifer Convertibles, Inc. and Jennifer Acquisition Corp. incorporated herein by reference to our Current Report on Form 8-K filed on October 18, 2006 reporting as an Item 1.01 event.

10.25	Second Amendment to Credit Agreement and First Amendment to Security Agreement by and among Caye Home Furnishings, LLC, Caye Upholstery, LLC, Caye International Furnishings, LLC incorporated herein by reference to our Current Report on Form 8-K filed on November 2, 2006 reporting as an Item 1.01 event.

10.26	Ashley Homestores, Ltd. Trademark Usage Agreement by and between Hartsdale Convertibles, Inc. (a wholly owned subsidiary of Jennifer Convertibles, Inc.) and Ashley Homestores, Ltd. incorporated herein by reference to our Current Report on Form 8-K filed on November 2, 2006 reporting as an Item 1.01 event.

10.27	Third Amendment to Credit Agreement and Second Amendment to Security Agreement by and among Caye Home Furnishings, LLC, Caye Upholstery, LLC, Caye International Furnishings, LLC incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2007.

(3) Exhibits.

10.28	Fourth Amendment to Credit Agreement and Third Amendment to Security Agreement by and among Caye Home Furnishings, LLC, Caye Upholstery, LLC, Caye International Furnishings, LLC incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2008.

10.29	Amendment No. 4 to Warehousing Agreement, by and among Jennifer Convertibles, Inc., Jennifer Warehousing, Inc., and Jara Enterprises, Inc. incorporated herein by reference to our Current Report on Form 8-K filed on August 21, 2008 reporting as an Item 1.01 event.

10.30	Amendment No. 5 to Warehousing Agreement, by and among Jennifer Convertibles, Inc., Jennifer Warehousing, Inc., and Jara Enterprises, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 30, 2008.

10.31	Amendment No. 5 to Management Agreement and License, by and among Jara Enterprises, Inc., Jennifer Convertibles, Inc. and Jennifer Acquisition Corp. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 30, 2008.

10.32	Amendment No. 6 to Warehousing Agreement, by and among Jennifer Convertibles, Inc., Jennifer Warehousing, Inc., and Jara Enterprises, Inc. incorporated herein by reference to our Current Report on Form 8-K filed on September 8, 2009 reporting as an Item 1.01 event.

10.33	Interim Arrangement, by and among Jennifer Convertibles, Inc. and Jara Enterprises, Inc. *

14	Corporate Code of Conduct and Ethics incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 2004.

21.1	Subsidiaries, incorporated herein by reference to Exhibit 22.1 to our Annual Report on Form 10-K for fiscal year ended August 27, 1994.

23.1	Consent of Eisner LLP. *

31.1	Certification of Chief Executive Officer. *

31.2	Certification of Chief Financial Officer. *

32.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 1350. *

32.2	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350. *

* Filed herewith.

     (b) Exhibits.

     See (a) (3) above.

     (c) Financial Statement Schedules.

     See (a) (2) above.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Jennifer Convertibles, Inc.
Woodbury, New York

We have audited the accompanying consolidated balance sheets of Jennifer Convertibles, Inc. and subsidiaries (the "Company") as of August 29, 2009 and August 30, 2008, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended August 29, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jennifer Convertibles, Inc. and subsidiaries as of August 29, 2009 and August 30, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 29, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 4, the Company has significant transactions with a related company.

New York, New York
December 11, 2009

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except for share data)

	August 29, 2009	August 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$5,609	$9,057
Restricted cash	99	1,116
Accounts receivable	1,816	779
Merchandise inventories, net	9,076	10,646
Due from Related Company, net of allowance for loss of $947 at August 29, 2009	3,147	4,063
Prepaid expenses and other current assets	1,214	1,508
Total current assets	20,961	27,169

Marketable auction rate securities	—	1,400
Store fixtures, equipment and leasehold improvements, at cost, net	2,355	3,202
Goodwill	483	1,650
Other assets (primarily security deposits)	670	691
	$24,469	$34,112

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable, trade (including $1,255 and $892 to a stockholder)	$14,317	$12,932
Customer deposits	4,976	6,493
Accrued expenses and other current liabilities	6,001	3,892
Due to Related Company	400	400
Deferred rent and allowances - current portion	589	634
Total current liabilities	26,283	24,351

Deferred rent and allowances, net of current portion	2,360	2,905
Obligations under capital leases, net of current portion	96	139
Total liabilities	28,739	27,395

Commitments and contingencies (Notes 14 and 15)

Stockholders' Equity (Deficiency):
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490 shares at August 29, 2009 and August 30, 2008
(liquidation preference $3,245)	—	—
Series B Convertible Preferred - issued and outstanding 47,989 shares at August 29, 2009 and August 30, 2008
(liquidation preference $240)	1	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued and outstanding 7,073,466
shares at August 29, 2009 and August 30, 2008	70	70
Additional paid-in capital	29,647	29,626
Accumulated deficit	(33,988)	(22,980)
	(4,270)	6,717
	$24,469	$34,112

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except for share and per share data)

	Year ended	Year ended	Year ended
	August 29, 2009	August 30, 2008	August 25, 2007
	(52 weeks)	(53 weeks)	(52 weeks)
Revenue:
Net sales	$88,845	$113,073	$124,125
Revenue from service contracts	5,332	7,058	8,558
	94,177	120,131	132,683
Cost of sales, including store occupancy,
warehousing, delivery and service costs	67,006	84,838	91,156
Selling, general and administrative expenses	33,432	37,777	37,174
Impairment of goodwill	1,167	—	—
Provision for loss related to litigation	1,300	—	—
Provision for loss on amounts due from Related Company	947	—	—
Depreciation and amortization	1,151	1,005	901
	105,003	123,620	129,231
(Loss) income from operations	(10,826)	(3,489)	3,452
Interest income	89	521	736
Interest expense	(19)	(16)	(14)
(Loss) income from continuing operations before income taxes	(10,756)	(2,984)	4,174
Income tax expense	9	10	124
(Loss) income from continuing operations	(10,765)	(2,994)	4,050
Loss from discontinued operations
(including loss on store closings of $116 and $84
for 2009 and 2008, respectively)	(243)	(335)	(79)

Net (loss) income	$(11,008)	$(3,329)	$3,971

Basic (loss) income per common share:
(Loss) income from continuing operations	$(1.52)	$(0.43)	$0.52
Loss from discontinued operations	(0.03)	(0.04)	(0.01)
Net (loss) income	$(1.55)	$(0.47)	$0.51

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(1.52)	$(0.43)	$0.46
Loss from discontinued operations	(0.03)	(0.04)	(0.01)
Net (loss) income	$(1.55)	$(0.47)	$0.45

Weighted average common shares outstanding	7,073,466	7,073,466	6,910,523
Weighted average common shares issuable on conversion of
outstanding Series A participating preferred stock	—	—	924,500

Total weighted average common shares basic	7,073,466	7,073,466	7,835,023
Effect of potential common share issuance:
Stock options	—	—	847,359
Warrants	—	—	81,635
Series B convertible preferred stock	—	—	54,265

Weighted average common shares diluted	7,073,466	7,073,466	8,818,282

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficiency)
Years Ended August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share data)

	Preferred stock		Preferred stock				Additional
	Series A		Series B		Common stock		paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	capital	(deficit)	Totals
Balances at August 26, 2006	6,490	—	88,880	1	6,787,936	68	29,112	(23,622)	5,559
Conversion of Series B preferred stock			(40,891)	—	28,523	—			—
Dividends paid on Series B preferred stock							(48)		(48)
Other distributions in connection with
conversion of Series B preferred stock							(5)		(5)
Exercise of stock options					257,007	2	525		527
Non cash compensation to consultant							21		21
Net income								3,971	3,971
Balances at August 25, 2007	6,490	$—	47,989	$1	7,073,466	$70	$29,605	$(19,651)	$10,025
Non cash compensation to consultant							21		21
Net loss								(3,329)	(3,329)
Balances at August 30, 2008	6,490	$—	47,989	$1	7,073,466	$70	$29,626	$(22,980)	$6,717
Non cash compensation to consultant							21		21
Net loss								(11,008)	(11,008)
Balances at August 29, 2009	6,490	$—	47,989	$1	7,073,466	$70	$29,647	$(33,988)	$(4,270)

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year ended	Year ended	Year ended
	August 29, 2009	August 30, 2008	August 25, 2007
	(52 weeks)	(53 weeks)	(52 weeks)
Cash flows from operating activities:
Net (loss) income	$(11,008)	$(3,329)	$3,971
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities of continuing operations:
Depreciation and amortization	1,151	1,005	901
Impairment of goodwill	1,167	—	—
Provision for loss on amounts due from Related Company	947
Non cash compensation to consultant	21	21	21
Loss from discontinued operations	243	335	79
(Gain) loss on disposal of property	(12)	58	10
Interest earned on annuity contract	—	—	(16)
Deferred rent	(578)	(93)	119
Changes in operating assets and liabilities
Merchandise inventories, net	1,501	3,476	(846)
Prepaid expenses and other current assets	294	(272)	(76)
Accounts receivable	(1,038)	20	40
Due from Related Company, net	(31)	621	86
Other assets, net	14	3	(6)
Accounts payable, trade	1,385	(6,786)	880
Customer deposits	(1,456)	136	(451)
Accrued expenses and other current liabilities	2,135	(317)	(190)
Net cash (used in) provided by operating activities of continuing operations	(5,265)	(5,122)	4,522

Cash flows from investing activities:
Capital expenditures	(306)	(828)	(1,635)
Sale of marketable auction rate securities	1,400	6,900	—
Purchase of marketable auction rate securities	—	—	(3,300)
Proceeds from redemption of annuity contract	—	—	951
Restricted cash	1,017	(40)	(213)
Net cash provided by (used in) investing activities of continuing operations	2,111	6,032	(4,197)

Cash flows from financing activities:
Principal payments under capital lease obligations	(41)	(33)	(24)
Proceeds from exercise of stock options	—	—	527
Dividends on Series B preferred stock	—	—	(48)
Other distributions in connection with conversion of Series B preferred stock	—	—	(5)
Net cash (used in) provided by financing activities of continuing operations	(41)	(33)	450

Net (decrease) increase in cash and cash equivalents from continuing operations	(3,195)	877	775

Net decrease in cash and cash equivalents from operating activities of discontinued operations	(253)	(188)	(41)

Net decrease in cash and cash equivalents from investing activities of discontinued operations	—	(7)	—

Cash and cash equivalents at beginning of year	9,057	8,375	7,641

Cash and cash equivalents at end of year	$5,609	$9,057	$8,375

Supplemental disclosure of cash flow information:

Income taxes paid	$23	$462	$374

Interest paid	$19	$16	$14

Obligations under capital leases for equipment and leasehold improvements	$—	$68	$—

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

(1) BUSINESS

Jennifer Convertibles, Inc. and subsidiaries (the “Company”) owns and is the licensor of specialty retail stores that sell a complete line of sofa beds, as well as sofas and companion pieces, such as loveseats, chairs and recliners, and specialty retail stores that sell leather living room furniture. Such stores are in the United States and are located throughout the Eastern Seaboard, in the Midwest, on the West Coast and in the Southwest. As of August 29, 2009 and August 30, 2008, respectively, 142 and 149 Company-owned stores operated under the Jennifer Convertibles and Jennifer Leather names. On May 26, 2007, the Company opened its first Ashley Furniture Homestore and opened its second store on May 7, 2008. Subsequent to year-end two additional Ashley stores were opened. Ashley stores are located in New York and sell home furnishings, consisting of Ashley Homestores, Ltd. products and accessories.

During fiscal 2009, the Company closed seven stores of which the operating results of three have been reflected as discontinued operations in the accompanying financial statements. During fiscal 2008, the Company combined one store with another and closed ten stores of which the operating results of six have been reflected as discontinued operations in the accompanying financial statements. During fiscal 2007, the Company opened one store and closed eight stores of which the operating results of two have been reflected as discontinued operations in the accompanying financial statements. The operations of four stores closed in each of fiscal 2009 and 2008 and six stores closed during fiscal 2007 have not been reported as discontinued operations as the Company anticipates that such stores will continue to generate revenues from customers of stores located in the same territory as the closed stores.

As more fully discussed in Note 4, the Company and a related company (the “Related Company”) have had numerous transactions with each other. Due to the numerous transactions with the Related Company, the results of operations of the Company are not necessarily indicative of what they would be if all transactions were with independent parties.

(2) LIQUIDITY

The Company has incurred a net loss and has used cash in its operating activities for the years ended August 29, 2009 and August 30, 2008. In addition, the Company has both working capital and stockholders' deficiencies as of August 29, 2009. Further, during fiscal 2009, a finance company to which the Company sold receivables on a non-recourse basis terminated its agreement with the Company, credit card processors began holding back certain payments due to the Company for credit purchases by customers (see Note 6) and the Related Company failed to make timely payments to the Company by the required due dates. As of December 11, 2009, $1,347 of the $4,094 due from the Related Company as of August 29, 2009, has not been paid and is past due and the Company has provided an allowance for loss with respect thereto at August 29, 2009, as management does not anticipate that $947 of such amount, net of an offset for $400 due to the Related Company, will be collected. In addition, subsequent thereto through November 27, 2009, the Company will provide for additional losses with respect to amounts due from the Related Company arising from transactions during such period (see Note 4). These events impact the Company's liquidity. The Company has implemented cost cutting programs, including store closings, termination of personnel, salary reductions for certain executive officers and renegotiations of lease agreements. Additionally, the credit agreement with Caye, the Company's then principal supplier was terminated in July 2009, and, in connection therewith, Caye released its security interest in the Company's assets. Further, the Company and a Chinese supplier who replaced Caye, amended and restated the terms of their letter agreement to provide the Company up to 180 days to pay for goods without interest or penalty effective August 1, 2009 through September 30, 2010. Based on the current level of store operations and available cash, and after giving effect to cost cutting programs that have been implemented and the extended credit terms received from its Chinese supplier, management anticipates that the Company will have sufficient available cash to operate for at least the next 12 months.

Further deterioration of the current economy could have a material adverse effect on the Company's liquidity and results of operations. In the event that current economic conditions deteriorate further, or continue beyond the next 12 months, with a resultant continued adverse effect on the Company's revenue, the Company may require additional debt or equity financing to continue operations. The Company has engaged an investment-banking firm to assist it with raising additional capital, but there can be no assurance that such efforts will be successful.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The consolidated financial statements include the accounts of Jennifer Convertibles, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The 2008 and 2007 results of operations and cash flows have been restated from amounts previously reported to reflect operations of stores closed in 2009 as discontinued operations.

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

Segment information:

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information”, requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 permits operating segments to be aggregated if they have similar economic characteristics, products, types of customers and methods of distribution. Accordingly, the Company’s specialty furniture stores (“Jennifer”) are considered to be one reportable operating segment and the Ashley stores – big box, full line home furniture retail stores are another reportable segment.

Cash and cash equivalents:

The Company considers all short-term, highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash:

Pursuant to a credit agreement with Caye Home Furnishings, LLC and its affiliates (“Caye”) as more fully described in Note 8 the Company was required to maintain deposit accounts of no less than $1 million. The deposit account in the amount of $1 million is classified as restricted cash at August 30, 2008. During July 2009, the deposit account became unrestricted and available for operating purposes.

Marketable Securities:

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s marketable securities have been classified and accounted for as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of related income taxes, in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficiency) until realized. As of August 29, 2009, the Company did not hold any marketable securities. Unrealized gains and losses were nominal as of August 30, 2008.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

Merchandise inventories:

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located as follows:

	August 29,	August 30,
	2009	2008
Showrooms	$5,068	$5,681
Warehouses	4,008	4,965
	$9,076	$10,646

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

During the fiscal years ended in 2008 and 2007, the Company performed the required annual impairment tests for goodwill and determined that there was no impairment. During the fourth quarter of fiscal 2009 the annual impairment test resulted in a charge of $1,167 for the impairment of goodwill related to stores in the Chicago and Florida areas. The impairment resulted from a substantial decline in operating performance from these stores and their failure to meet projected 2009 results. Additionally, the Company has forecast a further decline in the future operating performance of these stores.

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

Deferred lease and other intangible costs:

Deferred lease costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease.

Deferred rent and allowances:

Rent expense charged to operations differs from rent paid pursuant to certain of the Company’s leases, because of the effect of free rent periods and work allowances granted by the landlord. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases reduced by work allowances granted, on a straight-line basis, over the respective lease term. Accordingly, the Company has recorded deferred rent and allowances of $2,949 and $3,539 at August 29, 2009 and August 30, 2008, respectively.

Revenue recognition:

Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Sales are made on a non-financed basis. Through February 2009, sales were also made on a financed basis (see Note 6). For the Jennifer stores, a minimum deposit of 50% is typically required upon placing a non-financed sales order with the balance payable upon delivery. For non-financed sales, the Ashley stores typically require payment of 100% of the purchase price when the sales order is written.

A subsidiary of the Related Company assumes all performance obligations and risks of any loss under the lifetime protection plans for certain Jennifer stores in New York and New Jersey. An independent outside company assumes all performance obligations and risks of any loss under the protection plans for all other Jennifer stores and the Ashley stores. Accordingly, the Company recognizes revenue from the sale of service contracts related to the plans at the time of sale to the customer. As of November 29, 2009, the Company transitioned all of its stores to the independent outside company and no longer sells fabric protection to be serviced by the Related Company.

The Company is entitled to royalty income from two stores owned by the Related Company and one store owned by an unconsolidated licensee that is managed by the Related Company. Royalty income from the three stores amounted to $102, $143 and $177 for the years ended August 29, 2009, August 30, 2008 and August 25, 2007, respectively. Such amounts are included in net sales in the consolidated statements of operations.

Warehousing and management fee income from the Related Company is recognized when earned.

Advertising:

The Company advertises in newspapers and on television. Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense from continuing operations for the years ended August 29, 2009, August 30, 2008 and August 25, 2007 aggregated $11,150, $13,354, and $12,576, respectively, net of amounts charged to the Related Company and unconsolidated licensees (see Note 4).

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

Pre-opening costs:

Costs incurred in connection with the opening of stores are expensed as incurred.

Warranties:

Estimated warranty costs are expensed in the same period that sales are recognized.

Concentration of risks:

The receivable from the Related Company as of August 29, 2009 and August 30, 2008, represents current charges aggregating $4,094 and $4,063, respectively, principally for merchandise transfers, warehousing services and advertising costs, which are payable within 85 days of the end of the month in which the transactions originate. At any given time, the Related Company owes the Company approximately $4 million for the services and goods that were provided. See Note 4.

The Company purchased inventory from three suppliers under normal or extended trade terms amounting to 40% (Caye), 33% (Chinese supplier) and 16% (Ashley) of inventory purchases during fiscal 2009. The Company purchased inventory from three suppliers amounting to 69% (Caye), 16% (Ashley) and 12% (Klaussner) of inventory purchases during fiscal 2008 and two suppliers amounting to 71% (Caye) and 14% (Klaussner) of inventory purchases during fiscal 2007.

The Company utilizes many local banks as depositories for cash receipts received at its showrooms. Such funds are transferred daily to a concentration account maintained at one commercial bank. As of August 29, 2009 and August 30, 2008, amounts at risk and on deposit with three banks totaled 88% and 96%, of total cash and cash equivalents, respectively.

Stock options:

Pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123(R)), the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. There were no stock options granted or unvested stock options outstanding to employees during fiscal 2009, 2008 and 2007 and accordingly, there was no employee compensation expense related to stock options or other stock based awards during such years.

Per share data:

Basic net loss per common share for fiscal 2009 and 2008 is computed by dividing the net loss increased by cumulative preferred stock dividends on the Series B preferred stock of $17 by the weighted average number of shares of common stock outstanding during the year. Potentially dilutive shares in fiscal 2009 and 2008, which aggregated 3,176,215 and 3,476,215 common shares, respectively, related to the conversion of Series A and Series B preferred stock and the exercise of stock options and warrants, were excluded from the diluted loss per share calculation because their effects would have been anti-dilutive. Basic net income per common share for fiscal 2007 is computed by dividing net income reduced by cumulative preferred stock dividends and other distributions on the Series B preferred stock of $32 by the weighted average number of shares of common stock outstanding during the year plus weighted average common shares issuable upon conversion of the Series A participating preferred stock. Diluted net income per common share for fiscal 2007 is computed similar to basic net income per common share except that it reflects the potential dilution that could occur if dilutive options and warrants were exercised, using the treasury stock method, and assumes that the Series B preferred stock was converted into common stock.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

Fair value of financial instruments:

The carrying amount of the investment in marketable securities approximates fair value. The carrying amount of accounts receivable, accounts payable and customer deposits approximates fair value due to their short-term nature.

Recently issued accounting standards:

In September 2006, the Financial Accounting Standards Board, “FASB”, issued SFAS No. 157, “Fair Value Measurements” that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Effective August 31, 2008, the Company adopted SFAS No. 157. The adoption had no impact on the 2009 financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for fiscal years beginning after December 15, 2008, these statements revise and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The adoption of these statements will change the Company’s accounting treatment for any business combinations on a prospective basis.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate that the statement upon adoption in fiscal 2010 will have a material impact since the Company has not historically engaged in hedging activities or acquired derivative instruments.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” which establishes accounting guidelines for subsequent events which sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date and (4) requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 effective August 29, 2009 and has evaluated subsequent events through December 11, 2009, the date the financial statements were available to be issued.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” . SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact, if any, the adoption of SFAS 166 will have on its financial statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”. SFAS 167 improves financial reporting by enterprises involved with variable interest entities and addresses, among other matters, constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not anticipate the adoption of SFAS 167 will have any effect on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company’s accounting policies will not be affected by the conversion to the Codification; however, references to specific accounting standards in the footnotes to the Company’s financials statements may be changed to refer to the appropriate section of the Codification.

(4) AGREEMENTS AND TRANSACTIONS WITH RELATED COMPANY

The consolidated financial statements do not include the results of operations of 21 stores licensed by the Company, 19 of which are owned and operated by a company (the “Related Company”), which is owned by the estate of a deceased stockholder of the Company who also was the brother-in-law of the Company’s Chairman of the Board and Chief Executive Officer “(CEO)”. The sister of the Company’s CEO is currently acting as the interim president of the Related Company. Seventeen of the 19 stores are located in New York and are on a royalty-free basis. Until November 1994, the Related Company was owned by three of the officers/directors/principal stockholders of the Company. In November 1994, the Related Company redeemed the stock in the Related Company of two of the principal stockholders (Harley Greenfield and Edward Seidner) for notes in the amount of $10,273 which are due in 2023 and are collateralized by the assets of the Related Company and a pledge of the remaining stockholder’s stock in the Related Company to secure his personal guarantee of the notes. As of August 29, 2009, the remaining principal amount of the notes is $8,355 and the personal guarantee of the remaining stockholder was released.

Pursuant to a Warehousing Agreement, the Company is obligated to provide warehouse services to the Related Company. Through April 30, 2010, the Company will receive a warehousing fee of 2.5% on the net sales price of goods sold by the Related Company up to $27,640 of net delivered sales and 5% on net delivered sales over $27,640. After April 30, 2010, the Company will receive a warehousing fee of 7.5% of all net delivered sales by the Related Company. On November 24, 2008, the Company entered into a fifth amendment to the Warehousing Agreement with the Related Company which provides that effective January 2009, the warehousing fee will be raised from 2.5% to 7.5% of all net delivered sales for a one-year period. In addition, during the full term of the agreement, the Company will receive a fee based on fabric protection sold and warranty services performed by the Related Company. For the fiscal years ended in 2009, 2008 and 2007, respectively, charges (included in net sales) to the Related Company for warehousing fees amounted to $1,121, $640 and $933, based on net delivered sales and $476, $644 and $829, based on sales of fabric protection and warranty services.

Pursuant to a Purchasing Agreement, the Company purchases merchandise for the Company and the Related Company. The Related Company has 85 days after the end of the month in which the transactions originate to pay the amounts due. The Purchasing Agreement provides the Company with the ability to terminate upon written notice of any material breach of the agreement, which is not cured within thirty days. On November 18, 2009, the Company received notice from the Related Company that it would be in default of its obligations with respect to a scheduled payment and such payment was not made within the related grace period. Consequently, on November 25, 2009, the Company terminated the Purchasing Agreement. On December 11, 2009, the Company entered into an agreement effective as of November 27, 2009, pursuant to which sales made on or after November 27, 2009 at the stores owned by the Related Company will be made on the Company’s behalf and the Related Company will be entitled to compensation equal to 35% of the sales price of the merchandise (excluding home delivery fees and taxes) for making such sales. With respect to sales made by the Related Company prior to November 27, 2009, the Related Company is obligated to pay the Company for the cost of the merchandise the day prior to the date the merchandise is shipped to the customer. The Related Company is obligated to continue paying for its operational costs, including the costs of its employees at its stores and its store lease costs, and to remit sales taxes on merchandise sold by it. The agreement is terminable by the Company upon 24 hours notice.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

The Company has previously granted the Related Company a perpetual, royalty-free license to use and to sublicense and franchise the use of trademarks in the State of New York. The license is exclusive in such territory, subject to certain exceptions. Under a Management Agreement and License, the Company is responsible for managing the sales of the Related Company’s stores so that the stores will be substantially the same as the Company’s own stores, provided the Related Company is not obligated to spend more than $25 per store or $100 in any 12-month period on maintenance and improvements to its stores. If during any annual period the Related Company’s net delivered sales exceed $27,640 but do not surpass $29,640, then the Related Company will pay to the Company an amount equal to ten percent (10%) of such excess and if the Related Company's net delivered sales exceed $29,640, the Related Company must pay to the Company 48% of any excess over $29,640. On October 13, 2006, the Management Agreement and License was amended to eliminate any future or prior shortfall payments that may be due from the Related Company.

The Company also has the right to open an unlimited number of stores in New York in exchange for a royalty to the Related Company of $400 per year, which was paid to the Related Company for each of the fiscal years ended in 2009, 2008 and 2007.

Because the Company may negatively impact the Related Company’s sales by opening additional stores within the State of New York, the Company has agreed to pay the Related Company 10% of the amount by which their net delivered sales for any 12-month period are below $27,640, provided that if such net delivered sales fall below $26,000, the Company will pay the Related Company 15% of such shortfall amount. However, such amounts together with amounts the Company may pay for advertising if the Related Company’s net delivered sales drop below $27,640 as described below, shall not, in the aggregate exceed $2,700 in any 12-month period. On November 18, 2004, the Management Agreement and License pursuant to which the Company is required to make such payments to the Related Company was amended such that the Related Company agreed to waive its rights to receive the payments described above during the period commencing January 1, 2005 through August 31, 2007. On October 13, 2006, the Management Agreement and License was further amended to eliminate any future or prior shortfall payments that may be due to the Related Company.

The Related Company has the right to close stores and, if it does, the Company has the right to purchase them for the cost of the related inventory (estimated at approximately $50 on average) and, subject to obtaining any necessary landlord’s consent, continue the operations of the stores for the Company’s own account.

The Related Company is to contribute $126 per month to advertising, provided that such amount is to be reduced by the lesser of $80 or 1% of the Company’s sales in New York (other than sales of leather furniture and sales from six stores in New York which the Company has owned for many years). On November 24, 2008, the Company entered into a fifth amendment to the Management Agreement and License, pursuant to which the Related Company also agreed, for a one year period commencing in January 2009, to increase its advertising contribution from $126 per month to $150 per month and to eliminate the reductions to the Related Company's share of the advertising costs tied to the shortfalls in the Related Company’s net delivered sales. In addition, subject to certain exceptions, if the Related Company’s sales are less than $27,640 in any 12-month period, the Company will pay the Related Company (or reduce the advertising payment the Related Company owes the Company by) an amount equal to 50% of the amount by which its sales are below such amount provided that such payment plus any payments of the 10-15% with respect to sales shortfalls as described above, will not exceed $2,700 (in any 12-month period) in the aggregate. On November 18, 2004, the Management Agreement and License pursuant to which the Company is required to make such payments to the Related Company was amended such that the Related Company has agreed to waive its rights to receive the payments described above during the period commencing January 1, 2005 through August 31, 2007. On October 13, 2006, the Management Agreement and License was further amended to eliminate any future or prior shortfall payments that may be due to the Related Company. For the fiscal years ended in 2009, 2008 and 2007, contributions from the Related Company for advertising, which reduced selling, general and administrative expenses from continuing operations, amounted to $1,883, $1,509 and $1,509, respectively.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

The Management Agreement and License expires in 2049 and may be terminated prior to such date by an arbitrator for material breach. The Management Agreement also terminates upon purchase by the Company of the Related Company’s stores pursuant to the Option Agreement described below. If terminated for a reason other than a purchase, the Company would be unable to sell furniture other than leather furniture in New York, except in certain counties and, accordingly, would have to either sell the Company’s Jennifer Convertibles stores to the Related Company, close them or convert them to Jennifer Leather stores. In addition, in case of such termination, the Company would have to make up certain shortfalls, if any, in the Related Company sales in cash or by delivery of stores in New York meeting certain sales volume requirements.

Pursuant to an Option Agreement, the Company has received the option to purchase the assets relating to the Related Company’s stores for a period of 10 years beginning on July 6, 2011 at a purchase price starting at $8,125, and decreasing over the term of the option, plus the assumption of approximately $5,000 principal amount of notes due to each of Messers. Greenfield and Seidner, and declining over the term of the option. As of August 29, 2009, the principal balance on the notes due is an aggregate of approximately $8,355.

A monitoring committee has been set up to review, on an on-going basis, the relationships between the Related Company and the Company in order to avoid potential conflicts of interest between the parties. The monitoring committee will remain in effect through April 30, 2010.

Effective June 23, 2002, the Company amended the warehousing agreement with the Related Company whereby the Related Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Related Company on and after such date through August 30, 2008 and assumed all performance obligations and risk of loss there under. In addition, the Related Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Related Company prior to June 23, 2002. On August 18, 2008, the Company entered into a fourth amendment to the warehousing agreement extending the terms effective August 30, 2008 through August 29, 2009. On September 4, 2009, the Company entered into a sixth amendment to the warehousing agreement further extending the terms effective August 30, 2009 through August 28, 2010. The Company has no obligation with respect to such plans. The Related Company is entitled to receive a monthly payment of $50, payable by the Company 85 days after the end of the month, subject to an adjustment based on the volume of annual sales of the plans. The Company retains any remaining revenue from the sales of the plans. During fiscal 2009, the Company transitioned to an independent outside company, which assumes all performance obligations and risks of any loss under the protection plans for all Jennifer segment stores, except for certain stores located in New York and New Jersey. As a result thereof and the decrease in sales, the Company suspended the monthly payment of $50 during March 2009 through August 2009. Payments to the Related Company amounted to $250, $400 and $550 for the fiscal years ended in 2009, 2008 and 2007 respectively. Effective as of November 29, 2009, the Company transitioned all of its stores to the independent outside company and no longer sells fabric protection to be serviced by the Related Company. If the Related Company were no longer able to provide the services previously contracted for, the Company would, as a matter of customer relations, likely have to pay for and arrange to supply services with respect to such previously sold fabric protection services.

Transactions with the Related Company:

The Company purchases merchandise for itself, its wholly owned subsidiaries, unconsolidated licensees and the Related Company. During the fiscal years ended in 2009, 2008 and 2007, approximately $8,683, $11,531 and $14,200, respectively, of inventory at cost was purchased by the Related Company and the unconsolidated licensees through the Company. These transactions are not reflected in the consolidated statements of operations of the Company and do not impact the Company’s earnings. The Company receives the benefit of any vendor discounts and allowances in respect of merchandise purchased by the Company on behalf of its subsidiaries and certain other licensees. The Related Company receives the benefit of any discounts refunded or credited by suppliers in respect of merchandise purchased by the Related Company through the Company. Except for “special orders” representing goods with fabric specially ordered by a customer of a Related Company store, which are transferred to the Related Company when the merchandise is received by the Company at its warehouse, the Company maintains title to inventory purchased on behalf of the Related Company until the Related Company sells it. The Company is solely responsible for payment to the merchandise vendors.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

During the year ended August 29, 2009, the Related Company failed to make payment in full of the amount due by the required due date in five instances. The shortfalls were paid off in full within the permitted grace periods no later than 22 days after the original due date. Any amounts due from the Related Company, that are not paid when due bears interest at the rate of 9% per annum until paid. In November 2009, the Related Company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to the Company as of August 29, 2009 within the 30 day grace period. As a result thereof, the Company provided an allowance for loss of $947 as of August 29, 2009, representing the unpaid balance of the receivable from the Related Company as of such date after giving effect to payments received through December 11, 2009, and an offset for $400 payable to the Related Company. In addition, in the quarter ended November 28, 2009, the Company will provide an allowance for loss of approximately $3,000 related to increases in the receivable from the Related Company principally resulting from transfers of inventory and charges for warehousing services and advertising costs in the quarter then ended. Further, effective as of November 27, 2009, the Company has discontinued granting credit to the Related Company and as collectibility is not reasonably assured, discontinued recognizing warehousing fee revenue and advertising expense reimbursement from the Related Company.

Included in the consolidated statements of operations are the following amounts charged by and to the Related Company:

	Increase (Decrease)
	Year Ended
	August 29,	August 30,	August 25,
	2009	2008	2007
Net sales:
Royalty income	$102	$143	$177
Warehouse fees	1,597	1,284	1,762
Delivery charges	2,633	3,557	4,169

Total charged to the Related Company	$4,332	$4,984	$6,108

Revenue from service contracts:
Fabric protection fees charged by the Related Company	$(250)	$(400)	$(550)

Selling, general and administrative expenses:
Administrative fees paid by the Related Company	$(110)	$(112)	$(110)
Advertising reimbursement paid by the Related Company	(1,883)	(1,509)	(1,509)
Royalty expense paid to the Related Company	400	400	400

Net charged to the Related Company	$(1,593)	$(1,221)	$(1,219)

As of December 11, 2009, the Company is negotiating with the Related Company with respect to modification or termination of its remaining agreements.

The Company has no equity interest in the Related Company.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

(5) AUCTION RATE SECURITIES

The auction rate securities (“ARS”) held by the Company were marketable securities with maturities ranging from 12 to 39 years for which the interest rates were reset through a Dutch auction every 28 days. The auctions had historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. During the year ended August 30, 2008, the Company sold $5,350 of auction rate municipal bonds and $1,550 of auction market preferred stock at face value; however, as a result of liquidity issues experienced in global credit and capital markets, the remaining ARS held by the Company had experienced multiple failed auctions, beginning in February 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders.

Of the $1,400 ARS held by the Company on August 30, 2008, $800 were auction rate municipal bonds collateralized by student loans, which were insured and guaranteed by the United States Federal Department of Education. The balance of ARS consisted of auction market preferred stock issued by closed end mutual funds with a par value of $600, of which $550 was invested in a fund whose underlying investments consisted primarily of a diversified portfolio of preferred securities issued by companies in the banking, utilities, and insurance industries. Such fund was required to maintain asset coverage of at least 200% with respect to the auction market preferred stock. Substantially all of the Company’s ARS carried AAA ratings and had not experienced any payment defaults. Further, ARS that did not successfully auction reset to maximum interest rates as prescribed in the underlying indenture or prospectus.

Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to the securities in which the Company was invested, the Company believed no impairment had occurred at August 30, 2008, as the Company had the ability and the intent to hold these investments long enough to avoid realizing any significant loss.

As of August 30, 2008, the $1,400 of ARS were classified in non-current assets due to the fact that they were not trading at such date and conditions in the general debt markets created uncertainty as to when successful auctions would be reestablished.

On November 21, 2008, pursuant to an offer to purchase dated September 30, 2008, the Company sold $1,350 of ARS to Morgan Stanley & Co. Incorporated, the Company’s broker, at face value. During January 2009, under a settlement agreement, the Company transferred and sold $50 of the ARS to Citi Smith Barney, the Company’s former broker, at face value.

(6) ACCOUNTS RECEIVABLE

Accounts receivable in the accompanying balance sheets represent amounts due from credit card processors and a finance company. Credit card processors pay the Company shortly after credit card purchases by customers and before merchandise is delivered. However, credit card companies have indicated to the Company that in light of current economic and credit conditions they are reexamining their payment policies. In this connection, in November 2008, the Company was notified by a credit card company that the credit card processor will, through December 17, 2008, hold back a minimum of $500 as a reserve against delivery by the Company of merchandise ordered by its credit card customers. During December 2008, the parties executed an agreement, which increased the amount of the holdback to $800, extended processing services through June 2009 and modified certain other terms and conditions. As of December 11, 2009, the agreement has not been extended, however, the credit card processor is continuing to provide services to the Company. As of August 29, 2009, the credit card company has held back approximately $800, which is included in accounts receivable.

Prior to March 2009, the Company financed sales and sold financed receivables on a non-recourse basis to an independent finance company. The Company did not retain any interests in or service the sold receivables. The selling price of the receivables was dependent upon the payment terms with the customer and resulted in either a payment to or receipt from the finance company of a percentage of the receivable as a fee. Proceeds received from the sale of the receivables amounted to $10,901, $22,323 and $21,176, for the fiscal years ended in 2009, 2008 and 2007, respectively.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

During January 2009, the finance company terminated its dealer agreement with the Company effective March 8, 2009. On February 6, 2009, the parties executed a termination addendum pursuant to which the finance company may maintain a reserve equal to any pending disputes or claims. As of August 29, 2009, the finance company has reserved $31, which is included in accounts receivable.

Net fees paid to the credit card and finance companies, which amounted to $1,315, $1,410 and $1,597, for the fiscal years ended in 2009, 2008 and 2007, respectively, are included in selling, general and administrative expenses from continuing operations.

(7) STORE FIXTURES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Store fixtures, equipment and leasehold improvements consist of the following:

	Year Ended		Estimated
	August 29,	August 30,	Useful Lives
	2009	2008	(in Years)
Store fixtures and furniture	$5,458	$5,642	5 to 10
Leasehold improvements	10,089	10,144	1 to 15
Computer equipment and software	1,961	1,947	3 to 10
Equipment under capital leases	247	247	5 to 10

	17,755	17,980
Less: accumulated depreciation and amortization	(15,400)	(14,778)

	$2,355	$3,202

(8) TRANSACTIONS WITH CAYE AND CHINESE SUPPLIER

In July 2005, the Company entered into a Credit Agreement (“Agreement”) with Caye Home Furnishings, LLC and its affiliates (“Caye”) who is also a vendor of the Company. Under the Agreement, as amended, the Company was able to draw down up to $13.5 million for the purchase from Caye of merchandise subject to a formula based on eligible accounts receivable, inventory and cash in deposit accounts. The borrowings under the Agreement were due 105 days from the date goods were received by the Company and bore interest for the period between 75 and 105 days at prime plus .75%. If the borrowings were not repaid after 105 days the interest rate increased to prime plus 2.75%. The credit facility, which provided for certain financial covenants, was collateralized by a security interest in all of the Company’s assets, excluding restricted cash and required the Company to maintain deposit accounts of no less than $1 million.

On July 10, 2009, the Company and Caye entered into a letter agreement pursuant to which the Company agreed to pay down its debt to Caye by approximately $400 in exchange for Caye releasing their security interest in all of the Company’s assets and terminating all obligations under the Agreement. In addition, the amount required to be maintained in deposit accounts of no less than $1 million (which is classified as restricted cash on the accompanying consolidated balance sheet at August 30, 2008) became unrestricted and available for operating purposes. In exchange for this release, Caye has provided the Company with approximately $500 of trade credit. Neither the Company nor Caye incurred any termination costs or penalties as a result of the termination of the Credit Facility.

Approximately 40%, 69% and 71% of the Company’s purchases of merchandise were from Caye during fiscal 2009, 2008 and 2007, respectively. As of August 29, 2009 and August 30, 2008, the Company owed Caye approximately $582 and $9,050, respectively. Such amounts are included in accounts payable, trade on the respective accompanying consolidated balance sheets.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

During January 2009, the Company began to transition from Caye to a Chinese supplier. The Chinese company which currently manufactures approximately 95% of what the Company historically ordered through Caye, provided a letter agreement in November 2008 to the effect that if Caye stopped supplying the Company prior to November 12, 2009, it would supply the Company goods without interest and penalty and provide 75 days to pay for those goods and an additional 30 days grace period on amounts over 75 days at a per annum rate of 0.75% over prime, provided that in no event will the amount payable by the Company exceed $10 million. On April 13, 2009, the Company and the Chinese supplier amended and restated the terms of the letter agreement to provide, that effective August 1, 2009, the Company has up to 150 days to pay for the goods without interest or penalty. The amended and restated letter agreement terminates on September 30, 2010, provided that the parties have an understanding that they will review certain terms on October 31, 2009. After review of the terms, the Chinese supplier has continued to supply the Company goods under the terms of the amended and restated letter agreement. On December 10, 2009, the Chinese supplier further amended the terms of the letter agreement extending the terms from 150 days to 180 days. Any amounts due that are not paid within the additional 30 day grace period, will be charged interest at a per annum rate of 2% until payment is made. Amounts payable to the Chinese supplier for purchases are denominated in U.S. dollars. Approximately 33% of the Company’s purchases of merchandise were from the Chinese supplier during fiscal 2009. As of August 29, 2009, the Company owed the Chinese supplier approximately $8,426, which is included in accounts payable, trade on the accompanying consolidated balance sheet.

(9) INCOME TAXES

Components of income tax expense (benefit) applicable to continuing operations are as follows:

	Year Ended
	August 29,	August 30,		August 25,
	2009	2008		2007
Current:
Federal	$—	$(4	) (a)	$59
State	9	14		65

	$9	$10		$124

(a) Represents an over accrual of federal alternative minimum taxes at August 25, 2007.

Expected income tax expense (benefit) applicable to continuing operations based on the statutory rate is reconciled with actual income tax expense as follows:

	Year Ended
	August 29,	August 30,	August 25,
	2009	2008	2007
“Expected” tax expense (benefit)	(34.0)%	(34.0)%	34.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of federal income
tax effect	0.1%	0.3%	1.0%
Non-deductible items	0.1%	0.5%	0.5%
Other	0.0%	0.0%	0.4%
Utilization of net operating loss carryforwards	0.0%	0.0%	(32.9)%
Increase in valuation allowance	33.9%	33.7%	0.0%

Actual tax expense	0.1%	0.5%	3.0%

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

	Year Ended
	August 29,	August 30,
	2009	2008
Deferred tax assets:
Net operating loss carryforward	$6,533	$3,399
Alternative minimum tax credit carryforward	140	142
Allowance for loss on receivable from Related Company	365	—
Liability related to litigation	501	—
Deferred rent expense	1,135	1,362
Goodwill (tax deductible)	35	—
Excess of tax over book basis of leasehold
improvements and store fixtures and equipment	2,197	2,196
Inventory capitalization	263	258
Deferred lease costs and other intangibles	53	81
Other expenses for financial reporting, not yet
deductible for taxes	103	79
Total deferred tax assets, before valuation allowance	11,325	7,517
Less: valuation allowance	(11,237)	(7,097)
Total deferred tax assets	88	420
Deferred tax liabilities:
Excess of book over tax basis of store fixtures and
equipment	88	46
Goodwill (tax deductible)	—	374
Net deferred tax assets	$—	$—

As of August 29, 2009, the Company has a net operating loss carryforward of $16,970, which expires in years 2023 through 2029.

A valuation allowance has been established to offset the deferred tax asset to the extent the Company has not determined that it is more likely than not that the future tax benefits will be realized. During the years ended August 29, 2009 and August 30, 2008, the valuation allowance increased by $4,140 and $1,125, respectively resulting principally from net operating losses incurred by the Company during such years. During the year ended August 25, 2007, the valuation allowance decreased by $1,292 due principally to utilization of net operating loss carryforwards.

Effective August 26, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an Interpretation of FASB Statement No. 109)” (“FIN 48”). This interpretation was issued in July 2006 to clarify the uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As required by FIN 48, the Company applied the “more-likely-than-not” recognition threshold to all tax provisions, commencing at the adoption date, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. Accordingly, the adoption of FIN 48 had no effect on the Company’s financial statements. Pursuant to FIN 48, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expense, in the consolidated statement of operations.

The Company files income tax returns in the U.S. federal jurisdiction and various states. For federal and state income tax purposes, the 2006 through 2009 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the 2005 through 2009 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

(10) WARRANT

On March 30, 2005, in connection with the settlement of the derivative litigation (see Note 14 – Consulting agreement), as additional compensation for consulting services, the Company issued to a consultant a warrant to purchase 150,000 shares of common stock, at an exercise price of $2.37 per share. The warrant expires ten years from the date of issuance and vests as follows: 50,000 shares upon issuance, 50,000 shares on the first anniversary thereof, and 50,000 shares on the second anniversary thereof. The warrant will become fully vested if the closing price of the Company’s common stock exceeds $7.00 per share for five consecutive trading days. On October 30, 2006, the warrant became fully vested since the Company’s common stock exceeded $7.00 for five consecutive days. The fair value of the warrant on the date of issuance was approximately $146 utilizing the Black-Scholes option-pricing model which value is being amortized over the five year term of the consulting agreement.

(11) STOCK OPTION PLANS

At the Company’s annual meeting of stockholders, which was held on February 6, 2007, the 2006 Equity Incentive Plan (the “2006 Plan”) was adopted allowing the Company, under the direction of its Compensation and Option Committee, to make grants of stock options, and restricted and unrestricted stock awards to employees, consultants and directors of the Company. The 2006 Plan also authorizes the grant of other types of stock-based compensation including, but not limited to stock appreciation rights, phantom stock awards, and stock units in which shares of the Company’s common stock are not issued until the performance or vesting period is satisfied. The 2006 Plan allows for the issuance of up to 600,000 shares of the Company’s common stock, 300,000 of which were previously authorized but will not be issued under a 2003 Stock Option Plan. The adoption of the 2006 Plan terminates the 2003 Stock Option Plan and all outstanding options under the 2003 Stock Option Plan will remain in effect, but no additional option grants may be made. The exercise price of a stock option may not be less than 100% of the fair market value of our common stock on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the combined voting power of all classes of our capital stock, the exercise price may not be less than 110% of the fair market value of our common stock on the date of grant and the term of the option may not be longer than five years. The 2006 Plan expires on December 17, 2016.

At the Company’s annual stockholders’ meeting, which was held on February 17, 2009, the stockholders approved an increase in the aggregate number of shares available for issuance under the 2006 Plan from 600,000 to 1,200,000. There were no stock awards granted under the 2006 Plan during the years ended August 29, 2009, August 30, 2008 and August 25, 2007. Outstanding stock options at August 29, 2009 represent options granted under plans which have expired, plus options granted outside plans pursuant to individual stock option agreements.

A summary of option activity as of August 29, 2009 and changes during the fiscal year then ended is presented below:

	Options
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding at August 30, 2008	2,353,725	$3.49
Expired	(300,000)	3.52
Outstanding at August 29, 2009	2,053,725	$3.49	2.81	$—

There were no options granted or exercised during the fiscal years ended in 2009 and 2008. Cash received from options exercised during fiscal year 2007 was $527. The total intrinsic value of options exercised during the fiscal year 2007 was $731. Tax benefits related to option exercises were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to tax deductions related to option exercises. Tax benefits related to option exercises will be recognized through an increase in additional paid-in capital when they are deemed to have reduced taxes currently payable.

The Company generally issues new shares upon the exercise of stock options.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

(12) DISCONTINUED OPERATIONS

During fiscal 2009, the Company closed seven stores consisting of two in Illinois, two in Missouri, one in Virginia, one in Arizona and one in New York. During fiscal 2008, the Company closed ten stores, of which six were located in Ohio, one in New York, two in Georgia and one in Florida. During fiscal 2007, the Company closed eight stores of which one was located in New Jersey, one in California, four in Illinois, one in Michigan and one in Indiana. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of stores closed have been reported as discontinued operations in the consolidated statement of operations, except for four stores closed during fiscal 2009 (two in Illinois, one in Virginia and one New York), four stores closed during fiscal 2008 (one in New York, two in Georgia and one in Florida) and six stores closed during fiscal 2007 (one in New Jersey, one in California and four in Illinois), where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area. The consolidated statements of operations for years ended August 30, 2008 and August 25, 2007, have been restated to include the results of the three closed stores reported as discontinued operations during fiscal 2009.

Revenues from stores reported as discontinued operations, amounted to $354, $2,150 and $4,305 for the fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007, respectively.

Loss related to store closings consist of the following:

	Year Ended
	August 29,	August 30,	August 25,
	2009	2008	2007
Write-off of store fixtures and leasehold
improvements	$(6)	$(18)	$—
Lease termination costs	(110)	(66)	—
Total loss on store closings	$(116)	$(84)	$—

(13) SEGMENT INFORMATION

On October 27, 2006, the Company’s wholly-owned subsidiary, Hartsdale Convertibles, Inc. (“Hartsdale”), entered into the Ashley Homestores, Ltd. Trademark Usage Agreement (the “Trademark Usage Agreement”) with Ashley Homestores, Ltd. (“Ashley”), pursuant to which Hartsdale was granted a 5-year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories. During the 5-year term of the agreement, Hartsdale will use its best efforts to solicit sales of Ashley products and accessories at the authorized location, and in consultation with Ashley, develop annual sales goals and marketing objectives reasonably designed to assure maximum sales and market penetration of the Ashley products and accessories in the licensed territory. The Company has guaranteed the obligations of Hartsdale under the Trademark Usage Agreement. On May 26, 2007, the Company opened its first Ashley Furniture HomeStore and on May 7, 2008, opened its second Ashley store. Subsequent to August 29, 2009 through December 11, 2009, the Company opened two additional stores and executed a lease agreement to open an additional store.

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

The following tables present segment level financial information for the years ended August 29, 2009, August 30, 2008 and August 25, 2007:

	Jennifer	Ashley	Totals
2009
Revenue	$81,396	$12,781	$94,177
Segment income (loss) from continuing
operations before income taxes (a)	(5,471)	1,293	(4,178)
Depreciation and amortization	950	185	1,135
Segment assets	16,034	2,456	18,490
Segment capital expenditures	237	58	295

2008
Revenue	$108,325	$11,806	$120,131
Segment income from continuing
operations before income taxes	3,565	907	4,472
Depreciation and amortization	853	132	985
Segment assets	19,599	3,629	23,228
Segment capital expenditures (c)	612	279	891

2007
Revenue	$130,846	$1,837	$132,683
Segment income (loss) from continuing
operations before income taxes	12,349	(677)	11,672
Depreciation and amortization	846	28	874
Segment assets	24,576	2,785	27,361
Segment capital expenditures	654	957	1,611

Reconciliations:

	Year Ended
	August 29,	August 30,	August 25,
	2009	2008	2007
Profit or loss
(Loss) income from continuing operations
before income taxes for reportable segments	$(4,178)	$4,472	$11,672
Corporate expenses and other	(6,578)	(7,456)	(7,498)
Consolidated (loss) income from continuing
operations before income taxes	$(10,756)	$(2,984)	$4,174
Depreciation and amortization
Total depreciation and amortization for
reportable segments	$1,135	$985	$874
Corporate depreciation and amortization	16	20	27
	$1,151	$1,005	$901

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

	Year Ended
	August 29,	August 30,	August 25,
	2009	2008	2007
Assets
Total assets for reportable segments	$18,490	$23,228	$27,361
Corporate assets (b)	5,979	10,884	17,438
Total consolidated assets	$24,469	$34,112	$44,799

	Year Ended
	August 29,	August 30,	August 25,
	2009	2008	2007
Capital expenditures
Total capital expenditures for reportable segments	$295	$891 (c)	$1,611
Corporate capital expenditures	11	12	24
Discontinued operations capital expenditures	—	(7)	—
	$306	$896	$1,635

(a)

The loss from continuing operations before income taxes in 2009 for the Jennifer segment includes a pre-tax charge of approximately $1,167 related to the impairment of goodwill, $947 charge related to provision for loss on amounts due from Related Company and a $1,300 charge related to litigation. See Notes 3, 4 and 15.

(b)	Corporate assets consist primarily of cash and cash equivalents, restricted cash, marketable auction rate securities and prepaid expenses and other current assets.

(c)	Includes equipment under capital leases of $68 in 2008.

(14) COMMITMENTS AND OTHER

Leases:

The Company leases retail store, warehouse and executive office locations under operating leases for varying periods through fiscal 2020, which are generally renewable at the option of the lessee. Certain leases contain provisions for additional rental payments based on increases in certain indexes. During fiscal 2009, the Company renegotiated certain provisions of retail store lease agreements consisting of reductions in rent payments, shorter or month-to-month lease terms and lease extensions, as well as the abatement of other rental costs. In addition, seven stores closed, two stores relocated, option periods were exercised for certain stores and new leases were negotiated for those stores whose term expired during fiscal 2009.

Rental expense from continuing operations for all operating leases amounted to approximately $22,125, $24,252 and $23,471, net of sublease income of $8, $80 and $214 for the years ended August 29, 2009, August 30, 2008 and August 25, 2007, respectively.

The Company also leases warehouse equipment under capital leases expiring through 2018. The capital leases are included with store fixtures, equipment and leasehold improvements on the balance sheet in the amount of $247 at August 29, 2009. Related accumulated depreciation amounted to $122.

At August 29, 2009, minimum payments due under leases consisted of the following:

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

Year Ending	Operating	Capital
August	Leases	Leases
2010	$15,945	$54
2011	12,196	44
2012	9,321	27
2013	6,304	17
2014	4,293	10
2015 and thereafter	12,336	14
	$60,395	$166

The total minimum lease payments for capital leases in the amount of $166 include $26 of interest. The present value of the above future capital lease payments is included in the liability section of the balance sheet. As of August 29, 2009, $44 was classified in accrued expenses and other current liabilities and $96 as obligations under capital leases, net of current portion.

Accrued expenses and other current liabilities:

The components of accrued expenses and other current liabilities are as follows:

	Year Ended
	August 29,	August 30,
	2009	2008
Payroll and bonuses	$613	$778
Advertising	1,883	1,522
Litigation	1,300	—
Rent	949	13
Sales tax	307	458
Accounting	198	256
Insurance	161	112
Freight	103	39
Warranty	70	62
Finance fees	—	81
Franchise and minimum taxes	4	5
Home delivery	55	218
Other	358	348
	$6,001	$3,892

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

Warranties:

The aggregate changes in the liability for product warranties during the fiscal years ended 2009, 2008, and 2007 are as follows:

	Year Ended
	August 29,	August 30,	August 25,
	2009	2008	2007
Warranty payable at beginning of year	$62	$107	$248
Amount paid during fiscal year	(265)	(332)	(295)
Amount expensed during fiscal year	273	287	154

Warranty payable at end of year	$70	$62	$107

Employment agreements:

On August 15, 1999, the Chief Executive Officer of the Company entered into a five-year renewable employment agreement, which provides for a base salary of $400 per annum, subject to certain cost of living increases, and bonuses based on earnings and revenues. The agreement automatically renews annually and is cancellable on six months notice by either party. Effective December 28, 2008, the Chief Executive Officer voluntarily reduced his annual salary by $300.

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

Consulting agreement:

The Company executed a five-year consulting agreement expiring on March 30, 2010 with an individual. Pursuant to the agreement, the individual shall perform consulting services including, among other things, providing advice with respect to the operation and financing of the Company’s business; assisting the Company in identifying and communicating with potential market makers and investors; assisting the Company with strategic planning and capital-raising activities; and identifying potential strategic partners. In consideration for his services, the individual is to be paid a fee of $50 per annum and was issued a warrant to purchase 150,000 shares of the Company’s common stock, as more fully described in Note 10. In addition, the Company established a monitoring committee to review the relationship between the Related Company and the Company. The aforementioned individual is a member of the committee.

Related party transactions:

Klaussner Furniture Industries Inc. (“Klaussner”), is one of the Company’s suppliers and the owner of the outstanding shares of the Company’s Series A convertible preferred stock. As of August 29, 2009 and August 30, 2008, the Company owed Klaussner $1,255 and $892, respectively. The Company purchased approximately $4,027, $6,785 and $10,156 of its inventory from Klaussner during fiscal 2009, 2008 and 2007, respectively.

(15) LITIGATION

On July 16, 2009, a complaint styled as a putative class action was filed against the Company in the United States District Court of the Northern District of California by an individual and on behalf of all others similarly situated. The complaint seeks unspecified damages for alleged violations of the California Labor Code, the California Business and Professions Code and the federal Fair Labor Standards Act. Such alleged violations include, among other things, failure to pay overtime, failure to reimburse certain expenses, failure to provide adequate rest and meal periods and other labor related complaints. Before engaging in discovery and extensive pre-trial proceedings, the parties participated in an early mediation. The plaintiff offered to settle for 20% of the Company’s outstanding common stock in an amount guaranteed to be worth at least $2,000 on the date of distribution. If the value of the stock as of the date of distribution is less than $2,000 the Company would distribute cash to make up the difference between the value of the stock and $2,000. In addition, the Company would pay $400 over a five-year period. During November 2009, the Company proposed a counter offer for $300 in cash over a five-year period, with $100 to be paid up front and the balance to be secured by the Company’s assets, and between 600,000 and 800,000 shares of stock. The number of shares to be issued would be shares sufficient to reach a value of $1,000 as of the time of issuance, subject to a cap of 800,000 shares and a minimum distribution of 600,000 shares, regardless of the actual value at the time of issuance. The plaintiff rejected the Company’s counter offer but made a new proposal, which included the stock component proposed by the Company, but increased the cash component to a total of $1,500 paid in equal installments over a five-year period, with $300 to be paid up front and the balance to be secured. The Company has determined that it is probable that it has some liability. Based on the offer and counter offer, the Company estimates the liability ranges between $1,300 and $2,500, with no amount within that range a better estimate than any other amount. Accordingly, in accordance with FASB Interpretation No. 14 “Reasonable Estimation of the Amount of a Loss”, the Company has accrued $1,300 as of August 29, 2009. In the event the litigation is not settled, the Company intends to defend the matter vigorously.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

The Company is subject to other litigation in the normal course of business, including a claim for unspecified damages for sexual harassment, discrimination, retaliation, mental infliction of emotional stress, false imprisonment and collateral claims. The Company denies liability and does not believe that this matter or any of its other litigation will have a material adverse effect on its financial condition, results of operations or cash flows.

(16) PREFERRED STOCK

The 6,490 outstanding shares of Series A convertible preferred stock (“Series A Stock”), which are owned by Klaussner, are non-voting, have a liquidation preference of $3,245, do not pay dividends (except if declared on the common stock) and are convertible into 924,500 shares of the Company’s common stock. In addition, as long as Klaussner owns at least 10% of the Company’s outstanding common stock, assuming conversion, it has the right of first refusal to purchase any common stock or equivalents sold by the Company at less than $3.51 per share. In connection therewith, and as a result of the Company granting options to employees to purchase shares of common stock at $2.00 per share, on January 18, 2001, the Company granted Klaussner an option to purchase 18,730 shares of common stock at an exercise price of $2.00 per share. The option expires in January 2011.

On December 15, 2004, Klaussner granted to the Company’s Chief Executive Officer, options which expire on November 30, 2009, to purchase 2,106 shares of the Company’s Series A Stock, at an exercise price of $712.25 per share. Such shares are convertible into an aggregate of 300,000 shares of the Company’s common stock. The exercise price of the options is equivalent to $5.00 per share of underlying common stock, which was greater than the quoted market price of the common stock on the date of grant.

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

On May 15, 2007, certain holders of Series B Stock elected to convert 40,891 shares into 28,523 shares of the Company’s common stock. Fractional shares of the Company’s common stock were not issued as a result of the conversion. Instead, holders of the Series B Stock who otherwise would have been entitled to receive a fractional share received an amount in cash equal to $5.00 per post conversion share (calculated on a pro rata basis) for such fractional shares. Dividends earned on the Company’s Series B Stock tendered for conversion up until and including May 15, 2007 were paid. During May 2007, the Company paid an aggregate of $4 for each pre-conversion share of the Company’s Series B Stock held by such holders and $1 for fractional shares of common stock. In addition, accumulated unpaid dividends for the period October 30, 2005 through May 15, 2007 in the amount of $48 were paid to all holders of Series B Stock. All such amounts were charged to additional paid in capital. Accumulated unpaid dividends for the period May 16, 2007 through August 29, 2009 amounted to $39.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

(17) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended August 29, 2009 and August 30, 2008:

	Thirteen Weeks Ended
	November 29,	February 28,	May 30,	August 29,
	2008	2009	2009	2009
	(b)	(b)
Revenue:
Net sales	$25,039	$21,471	$20,765	$21,570
Revenue from service contracts	1,478	1,278	1,328	1,248
	26,517	22,749	22,093	22,818
Cost of sales, including store occupancy
warehousing, delivery and service costs	18,817	16,367	15,808	16,014
Loss from continuing operations
before income taxes	(1,818)	(2,170)	(1,509)	(5,259)
Income tax expense (benefit)	1	—	5	3
Loss from continuing operations	(1,819)	(2,170)	(1,514)	(5,262)
Loss from discontinued operations	(50)	(174)	(18)	(1)
Net loss	(1,869)	(2,344)	(1,532)	(5,263	)(a)
Basic net loss per share	$(0.26)	$(0.33)	$(0.22)	$(0.74	)(a)
Diluted net loss per share	$(0.26)	$(0.33)	$(0.22)	$(0.74	)(a)

	Thirteen Weeks Ended
	November 24,	February 23,	May 24,	August 30,
	2007	2008	2008	2008
	(b)	(b)	(b)	(b)
Revenue:
Net sales	$31,727	$25,855	$26,586	$28,905
Revenue from service contracts	1,998	1,631	1,664	1,765
	33,725	27,486	28,250	30,670
Cost of sales, including store occupancy
warehousing, delivery and service costs	23,589	19,946	20,128	21,175
Loss from continuing operations
before income taxes	(439)	(1,152)	(620)	(773)
Income tax expense (benefit)	53	(47)	—	4
Loss from continuing operations	(492)	(1,105)	(620)	(777)
Loss from discontinued operations	(13)	(141)	(91)	(90)
Net loss	(505)	(1,246)	(711)	(867)
Basic net loss per share	$(0.07)	$(0.18)	$(0.10)	$(0.12)
Diluted net loss per share	$(0.07)	$(0.18)	$(0.10)	$(0.12)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
August 29, 2009, August 30, 2008 and August 25, 2007
(In thousands, except for share and per share amounts)

(a)

Includes a charge of $1,167 ($0.17 per share) related to the impairment of goodwill, a charge of $1,300 ($0.18 per share) related to litigation and a charge of $947 related to provision for loss on amounts due from Related Company ($0.13 per share).

(b)

During the first, second and third quarters of fiscal 2009, the Company closed seven stores of which three stores have been classified as discontinued operations. As a result, revenue and cost of sales for the first two quarters of fiscal 2009 and each of the quarters in fiscal 2008 have been restated to reflect only the Company’s continuing operations. There was no effect on previously reported net loss for any of the quarters as a result of the above. Below is a reconciliation of amounts as previously reported in the Company’s quarterly reports on Form 10Q with respect to the first and second quarters of fiscal 2009 and in the Company’s 2008 annual report on Form 10K with respect to the four quarters of fiscal 2008 to the restated amounts reported above.

	Thirteen Weeks Ended
	November 29,	February 28,
	2008	2009
Revenue:
As previously reported	$26,676	$22,800
Stores closed in subsequent periods	(159)	(51)
As restated	$26,517	$22,749

Cost of sales:
As previously reported	$18,951	$16,412
Stores closed in subsequent periods	(134)	(45)
As restated	$18,817	$16,367

Loss from continuing operations:
As previously reported	$(1,850)	$(2,184)
Stores closed in subsequent periods	31	14
As restated	$(1,819)	$(2,170)

Loss from discontinued operations
As previously reported	$(19)	$(160)
Stores closed in subsequent periods	(31)	(14)
As restated	$(50)	$(174)

	Thirteen Weeks Ended
	November 24,	February 23,	May 24,	August 30,
	2007	2008	2008	2008
Revenue:
As previously reported	$33,971	$27,638	$28,250	$30,844
Stores closed in subsequent periods	(246)	(152)	—	(174)
As restated	$33,725	$27,486	$28,250	$30,670

Cost of sales:
As previously reported	$23,770	$20,042	$20,128	$21,331
Stores closed in subsequent periods	(181)	(96)	—	(156)
As restated	$23,589	$19,946	$20,128	$21,175

Loss from continuing operations:
As previously reported	$(476)	$(1,073)	$(620)	$(828)
Stores closed in subsequent periods	(16)	(32)	—	51
As restated	$(492)	$(1,105)	$(620)	$(777)

Loss from discontinued operations
As previously reported	$(29)	$(173)	$(91)	$(39)
Stores closed in subsequent periods	16	32	—	(51)
As restated	$(13)	$(141)	$(91)	$(90)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance
	at	Charged	Charged		Balance at
	Beginning	to	to Other		End of
	of Period	Expenses	Accounts	Deductions	Period
2009
Deducted from asset accounts:
Allowance for loss on amounts due
from the Related Company	$—	$947	$—	$—	$947
Allowance for inventory obsolescence	32	—	—	11	21

2008
Deducted from asset accounts:
Allowance for inventory obsolescence	$37	$—	$—	$5	$32

2007
Deducted from asset accounts:
Allowance for inventory obsolescence	$133	$—	$—	$96	$37

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JENNIFER CONVERTIBLES, INC.

By:	/s/ Harley J. Greenfield
	Name:	Harley J. Greenfield
	Title:	Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)
	Date:	December 14, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	POSITION	DATE
/s/	Harley J. Greenfield	Chairman of the Board and Chief Executive	December 14, 2009
	Harley J. Greenfield	Officer (Principal Executive Officer)

/s/	Rami Abada	President, Director, Chief Operating	December 14, 2009
	Rami Abada	Officer and Chief Financial Officer
(Principal Financial Officer)

/s/	Edward Bohn	Director	December 14, 2009
Edward Bohn

/s/	Kevin J. Coyle	Director	December 14, 2009
Kevin J. Coyle

/s/	Mark Berman	Director	December 14, 2009
Mark Berman