Form 10-K/A
period 2009-08-29
JENNIFER CONVERTIBLES INC
filed 2009-12-17
CIK 806817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form l0-K/A (this “Amendment”) is filed by Jennifer Convertibles, Inc. to amend our Annual Report on Form 10-K for the fiscal year ended August 29, 2009, as originally filed with the Securities and Exchange Commission on December 14, 2009 (the “Form l0-K”). The purpose of this Amendment is to add signatures inadvertently omitted from the Report of Independent Registered Public Accounting Firm in the Financial Statements and the Consent of Independent Registered Public Accounting Firm in Exhibit 23.1 and to correct the following typographical error in Item 1 Business: Reference to Note 3 under the General caption for the Jennifer Operating Segments should have been “Note 4”. We have amended and restated Item 1, the Financial Statements and Exhibit 23.1 in their entireties to reflect these changes. No other material changes were made to the Form l0-K.

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

     The related company operates 21 Jennifer Convertibles stores, 19 of which it owns and two of which it manages. We do not own or collect any royalties from 17 related company owned stores, which are located in New York. However, the related company operates these stores in substantially the same way as we operate our stores. There have been recent changes in our arrangements with the related company. (See Items 1A and 7 included on this Annual Report in Form 10-K.) Fred Love, who passed away in October 2004, co-founded the related company. Mr. Love was one of our principal stockholders and also the brother-in-law of Harley J. Greenfield, our Chairman of the Board, Chief Executive Officer, director and principal stockholder. Jane Love, Mr. Greenfield’s sister, is currently acting as the interim President of the related company. Jonathan Warner has been appointed as the trustee of Mr. Love’s estate. See “Agreements and Transactions with Related Company” (Note 4) and “Certain Relationships and Related Transactions” in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held February 9, 2010, which is hereby incorporated by reference.

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