Form 10-Q
period 2009-11-28
JENNIFER CONVERTIBLES INC
filed 2010-01-12
CIK 806817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C. 20549
FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 28, 2009

or

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

Yes [   ]         No [X]

As of January 11, 2010, 7,073,466 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

2

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except for share and per share data)

	November 28, 2009
	(Unaudited)	August 29, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,001	$5,609
Restricted cash	99	99
Accounts receivable	2,634	1,816
Merchandise inventories, net	8,232	9,076
Due from Related Company, net of allowance for losses of $4,114
at November 28, 2009 and $947 at August 29, 2009	563	3,147
Prepaid expenses and other current assets	1,098	1,214
Total current assets	19,627	20,961

Store fixtures, equipment and leasehold improvements, at cost, net	2,264	2,355
Goodwill	483	483
Other assets (primarily security deposits)	568	670
	$22,942	$24,469

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable, trade (including $957 and $1,255 to a stockholder)	$16,942	$14,317
Customer deposits	8,247	4,976
Accrued expenses and other current liabilities	5,437	6,001
Due to Related Company	500	400
Deferred rent and allowances - current portion	629	589
Total current liabilities	31,755	26,283

Deferred rent and allowances, net of current portion	2,238	2,360
Obligations under capital leases, net of current portion	84	96
Total liabilities	34,077	28,739

Contingencies (Note 12)

Stockholders' Deficiency:
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490 shares at November 28, 2009 and August 29, 2009
(liquidation preference $3,245)	-	-
Series B Convertible Preferred - issued and outstanding 47,989 shares at November 28, 2009 and August 29, 2009
(liquidation preference $240)	1	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued and outstanding 7,073,466
shares at November 28, 2009 and August 29, 2009	70	70
Additional paid-in capital	29,652	29,647
Accumulated deficit	(40,858)	(33,988)
	(11,135)	(4,270)
	$22,942	$24,469

See Notes to Consolidated Financial Statements

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Thirteen weeks ended
	November 28,	November 29,
	2009	2008
Revenue:
Net sales	$22,041	$24,980
Revenue from service contracts	1,138	1,473
	23,179	26,453
Cost of sales, including store occupancy,
warehousing, delivery and service costs	16,996	18,764
Selling, general and administrative expenses	9,649	9,308
Provision for loss on amounts due from Related Company	3,167	-
Depreciation and amortization	222	244
	30,034	28,316
Loss from operations	(6,855)	(1,863)
Interest income	9	54
Interest expense	(4)	(5)
Loss from continuing operations before income taxes	(6,850)	(1,814)
Income tax expense	2	1
Loss from continuing operations	(6,852)	(1,815)
Loss from discontinued operations (including loss on store
closings of $2 in 2009)	(18)	(54)
Net loss	$(6,870)	$(1,869)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.97)	$(0.26)
Loss from discontinued operations	-	-
Net loss	$(0.97)	$(0.26)

Basic and diluted weighted average common shares outstanding	7,073,466	7,073,466

See Notes to Consolidated Financial Statements

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen weeks ended
	November 28,	November 29,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,870)	$(1,869)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	222	244
Provision for loss on amounts due from Related Company	3,167	-
Non cash compensation to consultant	5	5
Loss from discontinued operations	18	54
Deferred rent	(82)	(350)
Changes in operating assets and liabilities, net of effects from discontinued operations:
Merchandise inventories, net	823	479
Prepaid expenses and other current assets	115	332
Accounts receivable	(818)	(1,041)
Due from Related Company, net	(482)	369
Other assets	101	9
Accounts payable, trade	2,624	1,055
Customer deposits	3,275	(1,171)
Accrued expenses and other current liabilities	(560)	(11)
Net cash provided by (used in) operating activities of continuing operations	1,538	(1,895)

Cash flows from investing activities:
Sale of marketable auction rate securities	-	1,350
Restricted cash	-	(6)
Capital expenditures	(130)	(72)
Net cash (used in) provided by investing activities from continuing operations	(130)	1,272

Cash flows from financing activities:
Principal payments under capital lease obligations	(11)	(10)
Net cash used in financing activities from continuing operations	(11)	(10)

Net increase (decrease) in cash and cash equivalents from continuing operations	1,397	(633)

Net decrease in cash and cash equivalents from operating activities
of discontinued operations	(5)	(110)

Cash and cash equivalents at beginning of period	5,609	9,057
Cash and cash equivalents at end of period	$7,001	$8,314

Supplemental disclosure of cash flow information:
Income taxes paid	$15	$5
Interest paid	$4	$5

See Notes to Consolidated Financial Statements

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirteen Weeks Ended November 28, 2009
(In thousands, except for share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals other than the provision for loss on amounts due from the Related Company (as defined in Note 5) in 2009) considered necessary for a fair presentation have been included. The operating results for the thirteen-week period ended November 28, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2010.

The Company has evaluated subsequent events through January 12, 2010, the date the financial statements were issued.

The balance sheet as of August 29, 2009 has been derived from the audited consolidated financial statements as of such date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 29, 2009, as filed with the Securities and Exchange Commission (“SEC”).

NOTE 2: LIQUIDITY

The Company has incurred a net loss for the thirteen weeks ended November 28, 2009 and for the years ended August 29, 2009 and August 30, 2008, and has also used cash in its operating activities during such fiscal years. In addition, the Company has both working capital and stockholders' deficiencies as of November 28, 2009. Further, during fiscal 2009, a finance company to which the Company sold receivables on a non-recourse basis terminated its agreement with the Company, credit card processors began holding back certain payments due to the Company for credit purchases by customers (see Note 6) and the Related Company failed to make timely payments to the Company by the required due dates. In November 2009, the Related Company defaulted on its payment obligations to the Company and the Company discontinued granting credit to the Related Company and provided an allowance for loss for the net balance due from the Related Company. These events impact the Company's liquidity. The Company has implemented cost cutting programs, including store closings, termination of personnel, salary reductions for certain executive officers and renegotiations of lease agreements. Additionally, the credit agreement with Caye, the Company's then principal supplier was terminated in July 2009, and, in connection therewith, Caye released its security interest in the Company's assets. Further, the Company and a Chinese supplier who replaced Caye, amended and restated the terms of their letter agreement to provide the Company up to 180 days to pay for goods without interest or penalty effective August 1, 2009 through September 30, 2010. Based on the current level of store operations and available cash, and after giving effect to cost cutting programs that have been implemented and the extended credit terms received from its Chinese supplier, management anticipates that the Company will have sufficient available cash to operate for at least the next 12 months.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirteen Weeks Ended November 28, 2009
(In thousands, except for share amounts)

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

NOTE 3: RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to improve financial reporting by enterprises involved with variable interest entities and addresses, among other matters, constituent concerns about the application of certain key provisions of former guidance, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The pronouncement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not anticipate that the adoption of this pronouncement will have any effect on its financial statements.

In June 2009, the FASB issued guidance relating to accounting for transfers of financial assets which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The pronouncement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact, if any, the adoption of this pronouncement will have on its financial statements.

In June 2009, the FASB issued new accounting guidance that established the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the Codification did not have an effect on the Company’s consolidated financial statements.

NOTE 4: MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located as follows:

	November 28,	August 29,
	2009	2009
Showrooms	$4,846	$5,068
Warehouses	3,386	4,008
	$8,232	$9,076

Vendor discounts and allowances in respect of merchandise purchased by the Company are included as a reduction to the cost of inventory on hand and cost of sales upon sale of the merchandise.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirteen Weeks Ended November 28, 2009
(In thousands, except for share amounts)

NOTE 5: TRANSACTIONS WITH THE RELATED COMPANY

The consolidated financial statements do not include the results of operations of 21 stores which up until December 31, 2009 were licensed by the Company, 19 of which were owned and operated by a company (the “Related Company”), which was owned by the estate of a deceased stockholder of the Company who was also the brother-in-law of the Company’s Chairman of the Board and Chief Executive Officer. The sister of the Company’s Chief Executive Officer was the president of the Related Company. Seventeen of the 19 stores are located in New York City and surrounding areas and were on a royalty-free basis. In December 2009, the Related Company closed one of these stores.

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Related Company:

	Increase (decrease) to related line
	item in the Consolidated Statements
	of Operations
	Thirteen weeks ended
	November 28,	November 29,
	2009	2008
Net Sales:
Royalty income	$22	$30
Warehouse fees	455	286
Delivery charges	540	819
Total charged to the Related Company	$1,017	$1,135

Revenue from Service Contracts:
Fabric protection fees charged by the Related Company	$(100)	$(100)

Selling, General and Administrative Expenses:
Administration fees charged to the Related Company	$(28)	$(28)
Advertising reimbursement charged to the Related Company	(450)	(377)
Royalty expense charged by the Related Company	100	100
Net charged to the Related Company	$(378)	$(305)

During the thirteen weeks ended November 28, 2009, the Related Company, through the Company, purchased approximately $2,035 of inventory, at cost.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirteen Weeks Ended November 28, 2009
(In thousands, except for share amounts)

During the year ended August 29, 2009, the Related Company failed to make payment in full of the amount due by the required due date in five instances. The shortfalls were paid off in full within the permitted grace periods no later than 22 days after the original due date. Any amounts due from the Related Company, that are not paid when due bear interest at the rate of 9% per annum until paid. In November 2009, the Related Company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to the Company as of August 29, 2009 within the 30-day grace period. As a result thereof, the Company provided an allowance for loss of $947 as of August 29, 2009, representing the net balance due from the Related Company as of such date after giving effect to subsequent payments received. In addition, during the thirteen weeks ended November 28, 2009, the Company provided an additional allowance for loss of $3,167 related to increases in the receivable from the Related Company principally resulting from transfers of inventory and charges for delivery services, warehousing services and advertising costs during such period. Further, effective as of November 27, 2009, as described below, the Company discontinued granting credit to the Related Company and as collectibility is not reasonably assured, discontinued recognizing warehousing fee revenue, advertising expense reimbursements and administration fees from the Related Company. In addition, the Company ceased paying royalty fees to the Related Company.

Pursuant to a Purchasing Agreement, the Company purchases merchandise for the Company and the Related Company. The Related Company has 85 days after the end of the month in which the transactions originate to pay the amounts due. The Purchasing Agreement provides the Company with the ability to terminate upon written notice of any material breach of the agreement, which is not cured within thirty days. On November 18, 2009, the Company received notice from the Related Company that it would be in default of its obligations with respect to a scheduled payment and such payment was not made within the related grace period. Consequently, on November 25, 2009, the Company terminated the Purchasing Agreement. On December 11, 2009, the Company entered into an agreement effective as of November 27, 2009 (the “Interim Agreement”), pursuant to which sales written on or after November 27, 2009 at the stores owned by the Related Company will be on the Company’s behalf and the Related Company will be entitled to compensation equal to 35% of the sales price of the merchandise (excluding home delivery fees and taxes) for writing such sales. With respect to sales written by the Related Company prior to November 27, 2009, the Related Company was obligated to pay the Company for the cost of the merchandise the day prior to the date the merchandise is shipped to the customer. The Related Company is obligated to continue paying for its operational costs, including the costs of its employees at its stores and its store lease costs, and to remit sales taxes on merchandise sold by it. The agreement is terminable by the Company upon 24 hours notice. As of December 18, 2009, the Related Company was not in compliance with the arrangement.

As of December 31, 2009, the Company entered into an agreement with the Related Company, pursuant to which, effective January 1, 2010, the Related Company ceased operations at the 20 stores formerly operated by it, including one store which it did not own (the “Stores”) and the Company began operating the Stores solely for its own benefit and account (the “Agreement”) in order to protect its brand and its customers. The Company has agreed to purchase the inventory in the showrooms of the Stores for $635, payable over five months and subject to offset under certain circumstances. The Agreement allows the Company to evaluate each Store location and negotiate with the landlords at such locations for entry into new leases at such Stores and endeavor to cancel or defer the rent arrearages, which the Related Company has advised aggregates approximately $300 as of January 1, 2010. The Company has agreed to pay no more than $300 to settle the arrearages at all 20 Stores and if the arrearages exceed $300 the Related Company will reimburse the Company for such excess or such excess will be used to offset the amount the Company owes the Related Company for the purchase of the inventory. Other than the rent arrearages, the Company has not assumed any liabilities of the Related Company. The Company has also agreed to offer to employ all Store location based employees currently employed by the Related Company and will not be responsible for any commissions, salary, health or other benefits or other compensation owed them prior to January 1, 2010. The Company will be responsible for the costs of operating the Stores on and after January 1, 2010, except with respect to Stores vacated by the Company.

As noted above, the Related Company was in default under the Interim Agreement. Pursuant to the Agreement, the $300 owed to the Company by the Related Company under the Interim Agreement at December 31, 2009 was extinguished. In addition, the Related Company will surrender to the Company 93,579 shares of the Company’s common stock, owned by the Related Company.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirteen Weeks Ended November 28, 2009
(In thousands, except for share amounts)

As described above, the consideration transferred to acquire the assets of the Related Company approximated $1,235 consisting of $635 in cash, $300 in receivables due from the Related Company which was extinguished and $300 of liabilities assumed for rent arrearages. As the initial accounting for the acquisition of the assets of the Related Company is incomplete as of January 12, 2010, the disclosures with respect to the amounts to be recognized for inventory and any other assets acquired could not be made. The results of the operations of the Stores will be included in the consolidated financial statements as of January 1, 2010 and will be included in the Company’s Jennifer segment.

The Company has agreed to ship to customers merchandise for sales written at the Stores (“Old Sales”) on or prior to November 27, 2009 but not yet delivered as of December 31, 2009. The Related Company will not be required to make any further payment as to the merchandise to be delivered to fulfill Old Sales. The Related Company will be responsible for and pay all sales taxes and commissions on Old Sales. The Company shall be entitled to any additional deposits or other payments received by the Related Company after December 21, 2009, for Old Sales.

The Related Company agreed to pay the Company all amounts collected by it which exceed 35% of the collected sales price (excluding delivery costs and applicable sales taxes) for all sales subsequent to December 21, 2009 and prior to January 1, 2010, whether as part of an initial deposit or any payments received by the Related Company with respect to sales after an initial deposit. Any amounts in excess of the 35%, which the Related Company does not pay to the Company shall be offset against amounts due to the Related Company.

Pursuant to the Agreement, all existing agreements between the Related Company and the Company were terminated.

Effective June 23, 2002, the Warehousing Agreement with the Related Company was amended whereby the Related Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Related Company on and after such date and assumed all performance obligations and risk of loss there under. In addition, the Related Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Related Company prior to June 23, 2002. On September 4, 2009, the Company entered into a sixth amendment to the Warehousing Agreement further extending the terms effective August 30, 2009 through August 28, 2010. The Company has no obligation with respect to such plans. The Related Company was entitled to receive a monthly payment of $50, payable by the Company 85 days after the end of the month, subject to an adjustment based on the volume of annual sales of the plans. The Company retained any remaining revenue from the sales of the plans. During fiscal 2009, the Company transitioned to an independent outside company, which assumes all performance obligations and risks of any loss under the protection plans for all Jennifer segment stores, except for certain stores located in New York and New Jersey. Effective as of November 29, 2009, the Company transitioned all of its stores to the independent outside company and no longer sells fabric protection to be serviced by the Related Company. If the Related Company were no longer able to provide the services previously contracted for, the Company would, as a matter of customer relations, likely have to pay for and arrange to supply services with respect to such previously sold fabric protection services. As described above, effective as of January 1, 2010, the Related Company ceased operations; accordingly in the quarter ending February 27, 2010, the Company will incur a charge to operations for the estimated cost of supplying future services with respect to the previously sold protection services, the amount of which has not yet been determined.

NOTE 6: ACCOUNTS RECEIVABLE

Accounts receivable in the accompanying balance sheets represent amounts due from credit card processors and a finance company. Credit card processors pay the Company shortly after credit card purchases by customers and before merchandise is delivered. However, credit card companies have indicated to the Company that in light of current economic and credit conditions they are reexamining their payment policies. In this connection, in November 2008, the Company was notified by a credit card company that the credit card processor will, through December 17, 2008, hold back a minimum of $500 as a reserve against delivery by the Company of merchandise ordered by its credit card customers. During December 2008, the parties executed an agreement, which increased the amount of the holdback to $800, extended processing services through June 2009 and modified certain other terms and conditions. As of January 12, 2010, the agreement has not been extended, however, the credit card processor is continuing to provide services to the Company. As of November 28, 2009, the credit card company has held back approximately $800, which is included in accounts receivable.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirteen Weeks Ended November 28, 2009
(In thousands, except for share amounts)

Prior to March 2009, the Company financed sales and sold financed receivables on a non-recourse basis to an independent finance company. The Company did not retain any interests in or service the sold receivables. The selling price of the receivables was dependent upon the payment terms with the customer and resulted in either a payment to or receipt from the finance company of a percentage of the receivable as a fee. During January 2009, the finance company terminated its dealer agreement with the Company effective March 8, 2009. On February 6, 2009, the parties executed a termination addendum pursuant to which the finance company may maintain a reserve equal to any pending disputes or claims. As of November 28, 2009, the finance company has reserved $26, which is included in accounts receivable.

NOTE 7: TRANSACTIONS WITH CAYE AND CHINESE SUPPLIER

In July 2005, the Company entered into a Credit Agreement, as amended, (“Agreement”) with Caye Home Furnishings, LLC and its affiliates (“Caye”) who is also a vendor of the Company. Under the Agreement, the Company was able to draw down up to $13.5 million for the purchase from Caye of merchandise subject to a formula based on eligible accounts receivable, inventory and cash in deposit accounts. The borrowings under the Agreement were due 105 days from the date goods were received by the Company and bore interest for the period between 75 and 105 days at prime plus 0.75%. If the borrowings were not repaid after 105 days, the interest rate increased to prime plus 2.75%. The credit facility, which provided for certain financial covenants, was collateralized by a security interest in all of the Company’s assets, excluding restricted cash and required the Company to maintain deposit accounts of no less than $1 million.

On July 10, 2009, the Company and Caye entered into a letter agreement pursuant to which the Company agreed to pay down its debt to Caye by approximately $400 in exchange for Caye releasing their security interest in all of the Company’s assets and terminating all obligations under the Agreement. In addition, the amount required to be maintained in deposit accounts of no less than $1 million became unrestricted and available for operating purposes. Currently, Caye has provided the Company with approximately $500 of trade credit. Neither the Company nor Caye incurred any termination costs or penalties as a result of the termination of the Credit Facility.

As of November 28, 2009 and August 29, 2009, the Company owed Caye approximately $480 and $582, respectively. Such amounts are included in accounts payable, trade on the respective accompanying consolidated balance sheets.

During January 2009, the Company began to transition from Caye to a Chinese supplier. The Chinese company which currently manufactures approximately 95% of what the Company historically ordered through Caye, provided a letter agreement in November 2008 to the effect that if Caye stopped supplying the Company prior to November 12, 2009, it would supply the Company goods without interest and penalty and provide 75 days to pay for those goods and an additional 30 days grace period on amounts over 75 days at a per annum rate of 0.75% over prime, provided that in no event will the amount payable by the Company exceed $10 million. On April 13, 2009, the Company and the Chinese supplier amended and restated the terms of the letter agreement to provide, that effective August 1, 2009, the Company has up to 150 days to pay for the goods without interest or penalty. The amended and restated letter agreement terminates on September 30, 2010, provided that the parties had an understanding that they would review certain terms on October 31, 2009. After review of the terms, and as of January 12, 2010, the Chinese supplier has continued to supply the Company goods under the terms of the amended and restated letter agreement. On December 10, 2009, the Chinese supplier further amended the terms of the letter agreement extending the terms from 150 days to 180 days. Any amounts due that are not paid within the additional 30 day grace period, will be charged interest at a per annum rate of 2% until payment is made. Amounts payable to the Chinese supplier for purchases are denominated in U.S. dollars. As of November 28, 2009 and August 29, 2009, the Company owed the Chinese supplier approximately $10,178 and $8,426, respectively. Such amounts are included in accounts payable, trade on the respective accompanying consolidated balance sheets.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirteen Weeks Ended November 28, 2009
(In thousands, except for share amounts)

NOTE 8: INCOME TAXES

A valuation allowance has been established to offset the deferred tax asset to the extent that the Company has not determined that it is more likely than not that the future tax benefits will be realized.

Minimum and franchise taxes are included in selling, general and administrative expenses for the thirteen week periods ended November 28, 2009 and November 29, 2008. Income tax expense for the thirteen-week periods ended November 28, 2009 and November 29, 2008 consists principally of state income taxes. The Company’s annual effective tax rate, which is used for interim reporting purposes, differs from the federal statutory rate principally due to the anticipated establishment of a valuation allowance related to deferred tax assets attributable to any net operating loss incurred in the 2010 fiscal year.

The Company files income tax returns in the U.S. federal jurisdiction and various states. For federal and state income tax purposes, the 2006 through 2009 tax years remain open for examination by the taxing authorities under the normal three-year statute of limitations. For state income tax purposes, the 2005 through 2009 tax years remain open for examination by the tax authorities of certain states under a four-year statute of limitations.

NOTE 9: STOCK OPTION PLANS

There were no stock options granted to employees during the thirteen week period ended November 28, 2009 or the year ended August 29, 2009 and there was no employee compensation expense related to stock options or other stock based awards during the periods ended November 28, 2009 and November 29, 2008.

NOTE 10: DISCONTINUED OPERATIONS

During fiscal year 2010, the Company anticipates closing three to seven stores. As stores are closed, their results are reported as discontinued operations in the consolidated statement of operations for the current and prior periods, except for those stores where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area.

During the thirteen week period ended November 28, 2009, the Company closed one store in Arizona. The operating results of the closed store in Arizona are reported in discontinued operations, and the results of operations for the periods ended November 29, 2008 have been restated to include this store as discontinued operations. During fiscal 2009, the Company closed seven stores consisting of two in Illinois, two in Missouri, one in Virginia, one in Arizona and one in New York. The operating results of the closed stores in Illinois, Virginia and New York were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas. The operating results of the two closed stores in Missouri and the one in Arizona were reported as discontinued operations.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirteen Weeks Ended November 28, 2009
(In thousands, except for share amounts)

Revenues from the closed stores reported as discontinued operations amounted to $20 and $223 in the thirteen week periods ended November 28, 2009 and November 29, 2008, respectively.

NOTE 11: SEGMENT INFORMATION

On October 27, 2006, the Company’s wholly-owned subsidiary, Hartsdale Convertibles, Inc. (“Hartsdale”), entered into the Ashley Homestores, Ltd. Trademark Usage Agreement (the “Trademark Usage Agreement”) with Ashley Homestores, Ltd. (“Ashley”), pursuant to which Hartsdale was granted a five-year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories. During the five-year term of the Trademark Usage Agreement, Hartsdale will use its best efforts to solicit sales of Ashley products and accessories at the authorized locations, and in consultation with Ashley, develop annual sales goals and marketing objectives reasonably designed to assure maximum sales and market penetration of the Ashley products and accessories in the licensed territory. The Company has guaranteed the obligations of Hartsdale under the Trademark Usage Agreement. The Company opened an Ashley Furniture HomeStore in each of the fiscal years 2007 and 2008. During the thirteen week period ended November 28, 2009, the Company has opened two additional stores and executed a lease agreement to open an additional store.

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

The following tables present segment level financial information for the thirteen week periods ended November 28, 2009 and November 29, 2008:

	Thirteen weeks ended
	November 28,	November 29,
	2009	2008
Revenue:
Jennifer	$19,364	$23,552
Ashley	3,815	2,901
Total Consolidated	$23,179	$26,453

Segment income (loss) from continuing
operations before income taxes:
Jennifer	$(5,329)	$(204)
Ashley	168	111
Total for Reportable Segments	$(5,161)	$(93)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirteen Weeks Ended November 28, 2009
(In thousands, except for share amounts)

Reconciliation:

	Thirteen Weeks Ended
	November 28,	November 29,
	2009	2008
Profit or loss
Loss from continuing operations
before income taxes for reportable segments	$(5,161)	$(93)
Corporate expenses and other	(1,689)	(1,721)
Consolidated loss from continuing
operations before income taxes	$(6,850)	$(1,814)

	November 28,	August 29,
	2009	2009
Total Assets:
Jennifer	$12,513	$16,034
Ashley	4,345	2,456
Corporate (a)	6,084	5,979
Total Consolidated	$22,942	$24,469

(a) Corporate assets consist primarily of cash and cash equivalents, restricted cash, and prepaid expenses and other current assets.

NOTE 12: CONTINGENCIES AND OTHER

On July 16, 2009, a complaint styled as a putative class action was filed against the Company in the United States District Court of the Northern District of California by an individual and on behalf of all others similarly situated. The complaint seeks unspecified damages for alleged violations of the California Labor Code, the California Business and Professions Code and the federal Fair Labor Standards Act. Such alleged violations include, among other things, failure to pay overtime, failure to reimburse certain expenses, failure to provide adequate rest and meal periods and other labor related complaints. Before engaging in discovery and extensive pre-trial proceedings, the parties participated in an early mediation. The plaintiff offered to settle for 20% of the Company’s outstanding common stock in an amount guaranteed to be worth at least $2,000 on the date of distribution. If the value of the stock as of the date of distribution is less than $2,000 the Company would distribute cash to make up the difference between the value of the stock and $2,000. In addition, the Company would pay $400 over a five-year period. During November 2009, the Company proposed a counter offer for $300 in cash over a five-year period, with $100 to be paid up front and the balance to be secured by the Company’s assets, and between 600,000 and 800,000 shares of stock. The number of shares to be issued would be shares sufficient to reach a value of $1,000 as of the time of issuance, subject to a cap of 800,000 shares and a minimum distribution of 600,000 shares, regardless of the actual value at the time of issuance. The plaintiff rejected the Company’s counter offer but made a new proposal, which included the stock component proposed by the Company, and increased the cash component to a total of $1,500 paid in equal installments over a five-year period, with $300 to be paid up front and the balance to be secured. The Company has determined that it is probable that it has some liability. Based on the offer and counter offer, the Company estimates the liability ranges between $1,300 and $2,500, with no amount within that range a better estimate than any other amount. Accordingly, in accordance with existing GAAP, the Company has accrued $1,300 as of November 28, 2009 and August 29, 2009. Such amount is included in accrued expenses and other current liabilities on the respective accompanying consolidated balance sheets. In the event the litigation is not settled, the Company intends to defend the matter vigorously.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirteen Weeks Ended November 28, 2009
(In thousands, except for share amounts)

In addition, the Company is not subject to any litigation that it believes will have a material adverse effect on its financial condition, results of operations or cash flows.

On January 7, 2010, the Company received notice from the staff of the NYSE Amex LLC (the “Exchange”) that, based on the Exchange’s review of its Annual Report on Form 10-K for the fiscal year ended August 29, 2009, the Company is not in compliance with certain conditions of the Exchange’s continued listing standards under Section 1003(a)(i) of the Exchange’s Company Guide because its stockholders’ equity is less than $2,000 and the Company had losses from continuing operations and net losses in two of its three most recent fiscal years.

The Company has until February 12, 2010, to advise the Exchange on how it intends to regain compliance with Section 1003(a)(i) by July 7, 2011. The Company’s common stock continues to trade on the Exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

Forward-Looking Information

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to, the risk factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 29, 2009, as filed with the Securities and Exchange Commission (“SEC”) and Item 1A in Part II of this Quarterly Report. In addition to statements that explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms “believes,” “belief,” “expects,” “intends,” “plans” or “anticipates” to be uncertain and forward-looking.

Overview

We are the owner and licensor of sofabed specialty retail stores that specialize in the sale of a complete line of sofa beds and companion pieces such as loveseats, chairs and recliners. We also have specialty retail stores that specialize in the sale of leather furniture. In addition, we have stores that sell both fabric and leather furniture. During fiscal 2008 and 2007, we opened full line home furniture retail stores that sell products and accessories of Ashley Homestores, Ltd. During the thirteen week period ended November 28, 2009, we opened two additional stores. We have determined that we have two reportable segments organized by product line: Jennifer–sofabed specialty retail stores– and Ashley–big box, full line home furniture retail stores.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of consolidated revenue from continuing operations contributed by each class:

	Thirteen weeks ended
	November 28,	November 29,
	2009	2008
Merchandise Sales – net	79.8%	79.1%
Home Delivery Income	10.9%	11.0%
Charges to the Related Company	4.4%	4.3%
Net Sales	95.1%	94.4%

Revenue from Service Contracts	4.9%	5.6%
Consolidated Revenue	100.0%	100.0%

Thirteen Weeks Ended November 28, 2009 Compared to Thirteen Weeks Ended November 29, 2008

Revenue

Jennifer Segment

Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Net sales from continuing operations were $18,376,000 and $22,178,000 for the thirteen-week periods ended November 28, 2009 and November 29, 2008, respectively. Net sales from continuing operations decreased by 17.1%, or $3,802,000 for the thirteen-week period ended November 28, 2009 compared to the thirteen-week period ended November 29, 2008. The decrease is attributable to a delay by our Chinese supplier shipping us certain merchandise in connection with the integration of a new line during the thirteen-week period ended November 28, 2009 as compared to the same period last year. In addition, there was a decrease in the written sales during July and August 2009 that impacted our delivered sales during the thirteen-week period ended November 28, 2009.

Revenue from service contracts from continuing operations decreased by 28.1% in the thirteen-week period ended November 28, 2009 to $988,000, from $1,374,000 for the thirteen-week period ended November 29, 2008. The decrease was primarily attributable to fewer merchandise sales during the thirteen-week period ended November 28, 2009, compared to the same period ended November 29, 2008.

Ashley Segment

Net sales from continuing operations were $3,665,000 and $2,802,000 for the thirteen-week periods ended November 28, 2009 and November 29, 2008, respectively. Net sales from continuing operations increased by 30.8%, or $863,000 for the thirteen-week period ended November 28, 2009 compared to the thirteen-week period ended November 29, 2008. The increase is largely attributable to the opening of two new Ashley locations as well as positive results of increased promotional efforts.

Revenue from service contracts from continuing operations increased by 51.5% in the thirteen-week period ended November 28, 2009 to $150,000, from $99,000 for the thirteen-week period ended November 29, 2008. The increase was primarily attributable to the opening of two new Ashley locations.

As a result of an agreement with the affiliated related company (the “related company”) (as described below) effective January 1, 2010, we will operate 20 stores formerly operated by the related company. As a result, we expect that revenues will increase, and cost of sales and selling, general and administrative expenses related to the operations of the additional stores will increase. We anticipate that the net effect to income from continuing operations will be nominal or slightly positive for the fiscal year ending August 28, 2010.

Consolidated same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased 12.8% for the thirteen weeks ended November 28, 2009, compared to the same period ended November 29, 2008. During the thirteen weeks ended November 28, 2009 one store closed and another relocated. The change in total square footage leased for the Jennifer segment was not significant. Total square footage leased for the Ashley segment increased by 32,500 square feet or 54.17% during the thirteen weeks ended November 28, 2009 due to the opening of two stores. The increase in the square footage leased for the Ashley segment will not have a significant impact on our revenues until our second fiscal quarter.

Cost of Sales

Cost of sales, as a percentage of revenue for the thirteen-week period ended November 28, 2009, was 73.3% compared to 70.9% for the same period ended November 29, 2008. Cost of sales from continuing operations decreased to $16,996,000 for the thirteen weeks ended November 28, 2009, from $18,764,000 for the thirteen weeks ended November 29, 2008.

Cost of sales is comprised of five categories: cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

The increase in the percentage of cost of sales is due to fixed costs being spread over a decreased revenue base.

Cost of sales for the thirteen-week period ended November 28, 2009 includes an increase of $74,000 in occupancy costs related to our Ashley operating segment, a decrease of $253,000 in occupancy costs related to our Jennifer operating segment and a decrease of $18,000 for corporate activities. Occupancy costs have decreased for the Jennifer segment and corporate activities as a result of lease modifications negotiated on an on-going basis since the thirteen-week period ended November 29, 2008. The increase for the Ashley segment is a result of two store openings during the thirteen weeks ended November 28, 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $9,649,000 (41.6% as a percentage of revenue) and $9,308,000 (35.2% as a percentage of revenue) during the thirteen-week periods ended November 28, 2009 and November 29, 2008, respectively.

Selling, general and administrative expenses for the thirteen-week period ended November 28, 2009 includes an increase of $260,000 for the Ashley segment, an increase of $126,000 for the Jennifer segment and a decrease of $45,000 related to corporate activities, consisting of compensation, advertising, finance fees and other administrative costs.

Selling, general and administrative expenses are comprised of four categories: compensation, advertising, finance fees and other administrative costs. Compensation is primarily comprised of compensation of executives, finance, customer service, information systems, merchandising, sales associates and sales management. Advertising expenses are primarily comprised of newspaper/magazines, circulars, television and other soft costs. Finance fees are comprised of fees paid to credit card companies. Administrative expenses are comprised of professional fees, utilities, insurance, supplies, permits and licenses, property taxes, repairs and maintenance, and other general administrative costs.

Compensation expense decreased $355,000 during the thirteen-week period ended November 28, 2009 compared to the same period ended November 29, 2008. Compensation expense decreased by $387,000 for the Jennifer segment, increased $105,000 for the Ashley segment and decreased by $73,000 for corporate activities. The decrease in the Jennifer segment was primarily attributable to lower sales volume, which resulted in lower compensation expense to salespersons in the form of commissions and bonuses. The increase for the Ashley segment is largely due to the opening of two new stores during the thirteen weeks ended November 28, 2009. Corporate compensation decreased due to voluntary salary reductions by the Chief Executive Officer and Executive Vice President.

Advertising expense increased $443,000 during the thirteen-week period ended November 28, 2009 compared to the same period ended November 29, 2008. Advertising expense increased by $400,000 for the Jennifer segment and increased by $43,000 for the Ashley segment. The increases for the Jennifer and Ashley segments are due to advertising expenses relating to our Labor Day promotion incurred during the thirteen-week period ended November 28, 2009, which were not incurred during the thirteen-week period ended November 29, 2008. In addition, in an effort to capitalize on the softness in the advertising marketplace we augmented our regularly scheduled marketing on television and the marketing of our Black Friday promotions during the thirteen-week period ended November 28, 2009. Furthermore, the increase for the Jennifer segment is net of $73,000 charged to the related company pursuant to the terms of the fifth amendment to the management agreement and license.

Finance fees increased $190,000 during the thirteen-week period ended November 28, 2009 compared to the same period ended November 29, 2008. The increases for the Jennifer and Ashley segments in the amount of $155,000 and $35,000, respectively are primarily attributable to the termination of private label customer financing during March 2009, as well as increased transaction rates charged by our credit card processors that became effective February 2009.

Other administrative costs increased $63,000 during the thirteen-week period ended November 28, 2009 compared to the same period ended November 29, 2008. The Jennifer segment decreased in the amount of $42,000 as a result of cost reductions at the store levels. The Ashley segment increased in the amount of $77,000 largely due to the opening of two new stores in October 2009. Corporate activities increased $28,000 due to an increase in professional fees.

Provision for Loss on Amounts Due From the Related Company

During the year ended August 29, 2009, the related company failed to make payment in full of the amount due by the required due date in five instances. The shortfalls were paid off in full during the permitted grace period no later than 22 days after the original due date, including interest at the rate of 9% per annum. In November 2009, the related company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to us as of August 29, 2009 within the 30-day grace period. As a result thereof, we provided an allowance for loss of $947,000 as of August 29, 2009, representing the net balance due from the related company as of such date after giving effect to subsequent payments received. During the thirteen week period ended November 28, 2009, we provided an additional allowance for loss of $3,167,000 related to increases in the receivable from the related company principally resulting from transfers of inventory and charges for delivery services, warehousing services and advertising costs during such period.

Loss from Continuing Operations

The loss from continuing operations was $6,852,000 and $1,815,000 for the thirteen-week periods ended November 28, 2009 and November 29, 2008, respectively. The loss from continuing operations for the thirteen-week periods ended November 28, 2009 and November 29, 2008 includes income of $168,000 and $110,000, respectively, related to our Ashley segment.

Loss from Discontinued Operations

During the thirteen week period ended November 28, 2009, the Company closed one store in Arizona. The operating results of the closed store in Arizona are reported in discontinued operations, and the results of operations for the period ended November 29, 2008 has been restated to include this store as discontinued operations. During fiscal 2009, the Company closed seven stores consisting of two in Illinois, two in Missouri, one in Virginia, one in Arizona and one in New York. The operating results of the closed stores in Illinois, Virginia and New York were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas. The operating results of the two closed stores in Missouri and the one in Arizona were reported as discontinued operations. Loss from discontinued operations amounted to $18,000 and $54,000 for the thirteen-week periods ended November 28, 2009 and November 29, 2008, respectively.

Revenues from the closed stores reported as discontinued operations amounted to $20,000 and $223,000 in the thirteen-week periods ended November 28, 2009 and November 29, 2008, respectively.

Net Loss

Net loss for the thirteen-week period ended November 28, 2009 was $6,870,000, compared to net loss of $1,869,000 for the thirteen-week period ended November 29, 2008. This change is primarily attributable to the decrease in revenues due to the current economic conditions and a provision for loss on amounts due from the related company.

Liquidity and Capital Resources

As of November 28, 2009, we had a working capital deficiency of $12,128,000 compared to $5,322,000 at August 29, 2009 and had available cash and cash equivalents of $7,001,000 compared to $5,609,000 at August 29, 2009. The increase in working capital deficiency is a result of losses from operations, including a provision for loss on amounts due from related company in the amount of $3,167,000.

During the fiscal year ended August 29, 2009, the related company failed to make payment in full in five instances. The shortfalls were paid off in full within the permitted grace periods no more than 22 days after the original due date, including interest at a rate of 9% per annum. Subsequent to year-end, the related company continued to make late payments. In November 2009, the related company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to us as of August 29, 2009 within the 30-day grace period. As a result thereof, we provided an allowance for loss of $947,000 as of August 29, 2009, representing the net balance due from the related company as of such date after giving effect to subsequent payments received. In addition, in the quarter ended November 28, 2009, we provided an additional allowance for loss of $3,167,000 related to increases in the receivable from the related company principally resulting from transfers of inventory and charges for delivery services, warehousing services and advertising costs in the quarter then ended.

As of December 31, 2009, we entered into an agreement with the related company, pursuant to which, effective January 1, 2010, the related company ceased operations at the 20 stores formerly operated by it (the “Stores”) and we began operating the Stores solely for our benefit and account (the “Agreement”) in order to protect our brand and our customers. The Agreement allows us to evaluate each Store location and negotiate with the landlords at such locations for entry into new leases at such Stores and endeavor to cancel or defer the rent arrearages, which the related company has advised aggregates approximately $300,000 as of January 1, 2010. We have agreed to pay no more than $300,000 to settle the arrearages at all 20 Stores and if the arrearages exceed $300,000 the related company will reimburse us for such excess or such excess will be used to offset the amount we owe the related company for the purchase of the inventory. Other then the rent arrearages, we have not assumed any other liabilities of the related company.  We have agreed to offer to employ all Store location based employees currently employed by the related company and will not be responsible for any commissions, salary, health or other benefits or other compensation owed them prior to such date.  We will be responsible for the costs of operating the Stores on and after January 1, 2010, except with respect to Stores vacated by us.

We agreed to ship to customers merchandise for sales written at the Stores (“Old Sales”) on or prior to November 27, 2009 but not yet delivered.  The related company will not be required to make any further payment as to the merchandise to be delivered to fulfill Old Sales. The related company will be responsible for and pay all sales taxes and commissions on Old Sales. We will be entitled to any additional deposits or other payments received by the related company after December 21, 2009, for Old Sales.

The related company has agreed to pay us all amounts collected by it which exceed 35% of the collected sales price (excluding delivery costs and applicable sales taxes) for all sales subsequent to December 21, 2009 and prior to January 1, 2010, whether as part of an initial deposit or any payments received by the related company with respect to sales after an initial deposit. Any amounts in excess of the 35%, which the related company does not pay to us shall be offset against amounts due to the related company.

We agreed to purchase the inventory in the showrooms of the Stores for $635,000, payable over five months and subject to offset under certain circumstances. Pursuant to the Agreement, the $300,000 owed to us by the related company under that certain interim agreement between us and the related company dated December 11, 2009, was extinguished. In addition, the related company will surrender to us 93,579 shares of our common stock owned by the related company.

With the exception of the Agreement, all agreements between the related company and us have been terminated and are of no further force and effect.

Effective as of November 29, 2009, we transitioned all of our stores to an alternative provider of fabric protection and no longer sell fabric protection to be serviced by the related company. As described above effective January 1, 2010, the related company ceased operations; accordingly in the quarter ending February 27, 2010, we will incur a charge to operations for the estimated cost of supplying future services with respect to the previously sold protection services, the amount of which has not yet been determined.

On July 11, 2005, we entered into a Credit Agreement, as amended, (the “Credit Agreement) and a Security Agreement (the “Security Agreement”) with Caye Home Furnishings, LLC (“Agent”), Caye Upholstery, LLC and Caye International Furnishings, LLC (collectively, “Caye”). Under the Credit Agreement, Caye agreed to make available to us a credit facility (the “Caye Credit Facility”) of up to $13,500,000, effectively extending Caye’s payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods. The borrowings under the Agreement were due 105 days from the date goods were received by us and bore interest for the period between 75 and 105 days at prime plus .75%. If the borrowings were not repaid after 105 days the interest rate increased to prime plus 2.75%. The credit facility was collateralized by a security interest in all of our assets, excluding restricted cash and required us to maintain deposit accounts of no less than $1 million.

On July 10, 2009, we entered into a letter agreement with Caye pursuant to which we agreed to pay down our debt to Caye by approximately $400,000 in exchange for Caye releasing their security interest in all of our assets and terminating all obligations under the Agreement. In addition, the amount required to be maintained in deposit accounts of no less than $1 million became unrestricted and available for operating purposes. Currently, Caye has provided us with approximately $500,000 of trade credit. Neither Caye nor we incurred any termination costs or penalties as a result of the termination of the Credit Facility.

We are a party to a letter agreement with our Chinese supplier pursuant to which they agree to provide us with $10,000,000 of debt financing. On April 13, 2009, the Company and the Chinese supplier amended and restated the terms of the letter agreement to provide, that effective August 1, 2009, the Company has up to 150 days to pay for the goods without interest or penalty. The amended and restated letter agreement terminates on September 30, 2010, provided that the parties had an understanding that they would review certain terms on October 31, 2009. As of the current date, after review of the terms, the Chinese supplier continues to supply us goods under the terms of the amended and restated letter agreement. On December 10, 2009, the Chinese supplier further amended the terms of the letter agreement extending the terms from 150 days to 180 days. Any amounts due that are not paid within the additional 30 day grace period, will be charged interest at a per annum rate of 2% until payment is made. As of November 28, 2009, we owed the Chinese supplier approximately $10,178,000.

The credit card companies have, for the past several years, paid us shortly after credit card purchases by our customers. However, they have indicated to us that in light of current economic and credit conditions they are reexamining their payment policies. Extensions of the time they take to pay us would adversely affect our cash flow. In this connection, we entered into an agreement with one of our credit card companies for the interim period ended December 17, 2008, pursuant to which there was a $500,000 reserve established as, in effect, a performance bond against delivery by us of the merchandise ordered by their credit card customers. During December 2008, the parties executed an agreement, which increased the amount of the reserve to $800,000, extended processing services through June 2009 and modified certain other terms and conditions. As of November 28, 2009, the agreement has not been extended, however, the credit card processor is continuing to provide services to us.

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

As more fully described in Note 2 herein and Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended August 29, 2009, as filed with the Securities and Exchange Commission, the proposed settlement of a pending litigation could require us to pay cash of $300,000 to $1,500,000 over a five-year period.

We closed one store and relocated one store during the thirteen weeks ended November 28, 2009. We spent $130,000 for capital expenditures of continuing operations during such thirteen-week period and we anticipate capital expenditures approximating $870,000 during the remainder of fiscal 2010 to support existing facilities.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the PEO and PFO have concluded that, as of November 28, 2009, our disclosure controls and procedures were effective in ensuring that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the PEO and PFO, or persons performing similar functions as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our fiscal quarter ended November 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to the Legal Proceedings disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended August 29, 2009.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 29, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On January 7, 2010, we received notice from the staff of the NYSE Amex LLC (the “Exchange”) that, based on the Exchange’s review of our Annual Report on Form 10-K for the fiscal year ended August 29, 2009, we are not in compliance with certain conditions of the Exchange’s continued listing standards under Section 1003(a)(i) of the Exchange’s Company Guide (the “Company Guide”) because our stockholders’ equity is less than $2,000,000 and we have losses from continuing operations and net losses in two of our three most recent fiscal years.

We have until February 12, 2010, to advise the Exchange on how we intend to regain compliance with Section 1003(a)(i) by July 7, 2011. Our common stock continues to trade on the Exchange.

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

JENNIFER CONVERTIBLES, INC.

January 12, 2010	By:	/s/ Harley J. Greenfield
Harley J. Greenfield, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

January 12, 2010	By:	/s/ Rami Abada
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