Form 10-Q
period 2010-02-27
JENNIFER CONVERTIBLES INC
filed 2010-04-13
CIK 806817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 27, 2010

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Yes [   ]          No [X]

As of April 12, 2010, 7,073,466 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except for share and per share data)

	February 27, 2010
	(Unaudited)	August 29, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,956	$5,609
Restricted cash	99	99
Accounts receivable	2,017	1,816
Merchandise inventories, net	9,881	9,076
Due from Related Company, net of allowance for losses of $947	-	3,147
Prepaid expenses and other current assets	1,727	1,214
Total current assets	21,680	20,961

Store fixtures, equipment and leasehold improvements, at cost, net	2,508	2,355
Goodwill	483	483
Other assets (primarily security deposits)	568	670
	$25,239	$24,469

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable, trade (including $751 and $1,255 to a stockholder)	$19,834	$14,317
Customer deposits	9,591	4,976
Accrued expenses and other current liabilities	10,493	6,001
Due to Related Company	-	400
Deferred rent and allowances - current portion	592	589
Total current liabilities	40,510	26,283

Deferred rent and allowances, net of current portion	2,323	2,360
Obligations under capital leases, net of current portion	73	96
Total liabilities	42,906	28,739

Contingencies (Note 15)

Stockholders' Deficiency:
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490 shares at February 27, 2010 and August 29, 2009
(liquidation preference $3,245)	-	-
Series B Convertible Preferred - issued and outstanding 47,989 shares at February 27, 2010 and August 29, 2009
(liquidation preference $240)	1	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued and outstanding 7,073,466
shares at February 27, 2010 and August 29, 2009	70	70
Additional paid-in capital	29,658	29,647
Treasury stock, at cost, 93,579 common shares at February 27, 2010	(125)	-
Accumulated deficit	(47,271)	(33,988)
	(17,667)	(4,270)
	$25,239	$24,469

See Notes to Consolidated Financial Statements

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	February 27,	February 28,	February 27,	February 28,
	2010	2009	2010	2009
Revenue:
Net sales	$23,869	$21,399	$45,841	$46,326
Revenue from service contracts	1,353	1,275	2,488	2,746
	25,222	22,674	48,329	49,072

Cost of sales, including store occupancy,
warehousing, delivery and service costs	18,887	16,287	35,824	35,003
Loss related to service contracts	3,500	-	3,500	-
Selling, general and administrative expenses	9,037	8,071	18,650	17,329
(Recovery of) provision for loss on amounts due from Related Company	(39)	-	3,128	-
Depreciation and amortization	242	451	462	694
	31,627	24,809	61,564	53,026

Loss from operations	(6,405)	(2,135)	(13,235)	(3,954)
Gain on acquisition of Related Company	23	-	23	-
Interest income	2	20	11	74
Interest expense	(4)	(5)	(8)	(10)
Loss from continuing operations before income taxes	(6,384)	(2,120)	(13,209)	(3,890)
Income tax expense	2	-	4	1
Loss from continuing operations	(6,386)	(2,120)	(13,213)	(3,891)
Loss from discontinued operations (including loss on store
closings of $4 and $118 for the thirteen week and $6 and $113 for the
twenty-six week periods ended in fiscal 2010 and 2009, respectively)	(27)	(224)	(70)	(322)
Net loss	$(6,413)	$(2,344)	$(13,283)	$(4,213)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.91)	$(0.30)	$(1.88)	$(0.55)
Loss from discontinued operations	0.00	(0.03)	(0.01)	(0.05)
Net loss	$(0.91)	$(0.33)	$(1.89)	$(0.60)

Basic and diluted weighted average common shares outstanding	7,014,199	7,073,466	7,043,996	7,073,466

See Notes to Consolidated Financial Statements

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Twenty-six weeks ended
	February 27,	February 28,
	2010	2009
Cash flows from operating activities:
Net loss	$(13,283)	$(4,213)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	462	694
Provision for loss on amounts due from Related Company	3,128	-
Provision for loss on service contracts	3,500	-
Gain on acquisition of Related Company	(23)	-
Non cash compensation to consultant	11	11
Loss from discontinued operations	70	322
Loss on disposal of equipment	2	10
Deferred rent	(32)	(666)
Changes in operating assets and liabilities, net of effects from the acquisition in
2010 and discontinued operations
Merchandise inventories, net	(59)	641
Prepaid expenses and other current assets	(335)	(216)
Accounts receivable	(202)	(949)
Due from Related Company, net	(682)	873
Other assets	88	9
Accounts payable, trade	5,517	(1,258)
Customer deposits	4,384	(1,560)
Accrued expenses and other current liabilities	562	2,484
Net cash provided by (used in) operating activities of continuing operations	3,108	(3,818)

Cash flows from investing activities:
Capital expenditures	(350)	(245)
Purchase of business and assets of Related Company	(350)	-
Restricted cash	-	17
Sale of marketable auction rate securities	-	1,400
Net cash (used in) provided by investing activities of continuing operations	(700)	1,172

Cash flows from financing activities:
Principal payments under capital lease obligations	(21)	(20)
Net cash used in financing activities of continuing operations	(21)	(20)

Net increase (decrease) in cash and cash equivalents of continuing operations	2,387	(2,666)

Net decrease in cash and cash equivalents of operating activities
of discontinued operations	(40)	(362)

Cash and cash equivalents at beginning of period	5,609	9,057
Cash and cash equivalents at end of period	$7,956	$6,029

Supplemental disclosure of cash flow information:
Income taxes paid	$30	$8
Interest paid	$8	$10

See Notes to Consolidated Financial Statements

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 27, 2010
(In thousands, except for share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals other than the provision for loss on amounts due from the Related Company (see Note 5) in 2009) considered necessary for a fair presentation have been included. The operating results for the twenty-six week period ended February 27, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2010.

The balance sheet as of August 29, 2009 has been derived from the audited consolidated financial statements as of such date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KA for the year ended August 29, 2009, as filed with the Securities and Exchange Commission (“SEC”).

NOTE 2: LIQUIDITY

The Company has incurred a net loss for the twenty-six weeks ended February 27, 2010 and for the years ended August 29, 2009 and August 30, 2008, and has also used cash in its operating activities during such fiscal years. In addition, the Company has both working capital and stockholders' deficiencies as of February 27, 2010. Further, during fiscal 2009, a finance company to which the Company sold receivables on a non-recourse basis terminated its agreement with the Company, credit card processors began holding back certain payments due to the Company for credit purchases by customers (see Note 8) and the Related Company failed to make timely payments to the Company by the required due dates. In November 2009, the Related Company defaulted on its payment obligations to the Company and the Company discontinued granting credit to the Related Company and provided an allowance for loss for the net balance due from the Related Company. In January 2010, the Company acquired the business of the Related Company and in connection therewith, wrote-off the net balance due from the Related Company and undertook to pay claims related to previously sold fabric and leather protection services which was the obligation of the Related Company. These events impact the Company's liquidity. The credit agreement with Caye, the Company's former principal supplier was terminated in July 2009, and, in connection therewith, Caye released its security interest in the Company's assets. Further, the Company and a Chinese supplier who replaced Caye, amended and restated the terms of their letter agreement to provide the Company up to 180 days to pay for goods without interest or penalty effective August 1, 2009 through September 30, 2010. Based on available cash, the current level of store operations, including the additional stores acquired and opened during fiscal 2010 (see Notes 5 and 13) and the extended credit terms received from its Chinese supplier, management anticipates that the Company will have sufficient available cash to operate for at least the next 12 months.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 27, 2010
(In thousands, except for share amounts)

Further deterioration of the current economy could have a material adverse effect on the Company's liquidity and results of operations. In the event that current economic conditions deteriorate further, or continue beyond the next 12 months, with a resultant continued adverse effect on the Company's revenue, the Company may require additional debt or equity financing to continue operations. As previously disclosed, the Company has engaged an investment-banking firm to assist it with raising additional capital, but there can be no assurance that such efforts will be successful.

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

	February 27,	August 29,
	2010	2009
Showrooms	$5,457	$5,068
Warehouses	4,424	4,008
	$9,881	$9,076

Vendor discounts and allowances in respect of merchandise purchased by the Company are included as a reduction to the cost of inventory on hand and cost of sales upon sale of the merchandise.

NOTE 5: ACQUISITION OF BUSINESS OF RELATED COMPANY

Up until December 31, 2009, 19 stores which were licensed by the Company, 17 of which were located in New York City and surrounding areas and were on a royalty-free basis, were owned and operated by a company (the “Related Company”) owned by the estate of a deceased stockholder of the Company who was also the brother-in-law of the Company’s Chairman of the Board and Chief Executive Officer. The sister of the Company’s Chief Executive Officer was the president of the Related Company.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 27, 2010
(In thousands, except for share amounts)

As of December 31, 2009, after the Related Company defaulted on its payment obligations to the Company (see Note 6), the Company, in order to protect its brand and its customers, entered into an agreement (the “Agreement”) with the Related Company, pursuant to which, effective January 1, 2010, the Related Company ceased operations at the 19 owned stores plus one store which it operated but did not own and the Company began operating these stores solely for its own benefit and account. The Company agreed to purchase the inventory in the stores’ showrooms for $635, payable over five months and subject to offset under certain circumstances. The Agreement allowed the Company to evaluate each store location and negotiate with the landlords at such locations for entry into new leases and endeavor to cancel or defer the rent arrearages, which the Related Company advised aggregated approximately $300 as of January 1, 2010. The Company agreed to pay no more than $300 to settle the arrearages at all 20 stores and if the arrearages exceed $300 the Related Company agreed to reimburse the Company for such excess or such excess would be used to offset the amount the Company owes the Related Company for the purchase of the inventory. Other than the rent arrearages, the Company did not assume any liabilities of the Related Company. The Company also agreed to offer to employ all store employees previously employed by the Related Company but agreed not to be responsible for any commissions, salary, health or other benefits or other compensation owed them prior to January 1, 2010. The Company agreed to be responsible for the costs of operating the stores on and after January 1, 2010, except with respect to stores vacated by the Company.

Pursuant to the Agreement, the Company agreed to extinguish $301 owed to the Company by the Related Company at December 31, 2009 under an Interim Agreement (see Note 6). In addition, the Related Company agreed to surrender to the Company 93,579 shares of the Company’s common stock owned by the Related Company.

As of April 13, 2010, the Company has entered into new leases for 12 of the 20 stores and has not vacated any of the stores.

The purchase price to acquire the activities and net assets of the Related Company approximated $936 consisting of $635 in cash (of which $350 had been paid as of February 27, 2010) and $301 in receivables due from the Related Company, which was extinguished.

The transaction has been accounted for as a business combination. The Company determined that the fair values of assets acquired exceeded the purchase price by approximately $23, which was recorded as a gain in the consolidated statements of operations. The Company believes that this bargain purchase resulted from the financial difficulties of the Related Company and its need for cash. The following table presents the estimated fair values of the assets acquired and the liabilities assumed and the gain attributable to the excess of such net assets over the purchase price:

Inventory	$786
Store fixtures, equipment and leasehold improvements	271
Order backlog	162
Treasury stock	125
Security deposits	16
Liability for rent arrearages	(151)
Customer deposits	(250)
Fair value of net assets acquired	959

Purchase price	936

Gain on acquisition of Related Company	$23

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 27, 2010
(In thousands, except for share amounts)

The results of operations of the 20 acquired stores are included in the Company’s results of operations, commencing on January 1, 2010 and are included in the Jennifer reportable segment. Five of the 20 stores previously operated by the Related Company shared a common wall with a Company owned store and the acquired operations were combined with the Company’s store for operational purposes. The results of operations of these five stores (“Combined Stores”) are not maintained separately, but are combined with the respective Company owned store.

The following revenues and earnings of the acquired stores, exclusive of the Combined Stores, since January 1, 2010 were included in the Company’s consolidated results of operations for the thirteen and twenty-six weeks ended February 27, 2010:

Revenues	$1,234
Operating income	$253

Revenues of the Company from the 20 acquired stores pursuant to an Interim Agreement amounted to $1,196 for the period from November 27 through December 31, 2009 (see Note 6).

Pro forma earnings of the Company and the acquired stores as though the acquisition date had been as of the beginning of the fiscal 2010 and 2009 annual reporting periods is impracticable to present as the Company has been unable to obtain prior financial information as to the results of operations of the acquired stores other than revenue. Pro forma revenues, after elimination of Company revenues from the Related Company, were $27,012 and $26,816 for the thirteen-week periods ended February 27, 2010 and February 28, 2009, respectively and $54,399 and $58,893 for the twenty-six week periods ended February 27, 2010 and February 28, 2009, respectively.

The pro forma condensed revenues are not necessarily indicative of the revenues that would have been achieved had the acquisition been consummated as of the dates indicated or of the revenues that may be obtained in the future.

NOTE 6: TRANSACTIONS WITH THE RELATED COMPANY

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Related Company pursuant to terms of existing agreements:

	Increase (decrease) to Related Line Item in the
	Consolidated Statements of Operations
	Thirteen weeks ended		Twenty-six weeks ended
	February 27,	February 28,	February 27,	February 28,
	2010	2009	2010	2009
Net Sales:
Royalty income	$-	$23	$22	$53
Warehouse fees	-	361	455	647
Delivery charges	-	595	540	1,414
Total charged to the Related Company	$-	$979	$1,017	$2,114

Revenue from Service Contracts:
Fabric protection fees charged by the Related Company	$-	$(100)	$(100)	$(200)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 27, 2010
(In thousands, except for share amounts)

	Increase (decrease) to Related Line Item in the
	Consolidated Statements of Operations
	Thirteen weeks ended		Twenty-six weeks ended
	February 27,	February 28,	February 27,	February 28,
	2010	2009	2010	2009
Selling, General and Administrative Expenses:
Administrative fees paid by the Related Company	$2	$(28)	$(30)	$(56)
Advertising reimbursement paid by the Related Company	-	(546)	(450)	(923)
Royalty expense paid to the Related Company	-	100	100	200
Net charged to the Related Company	$2	$(474)	$(380)	$(779)

During the thirteen and twenty-six weeks ended February 27, 2010, the Related Company, through the Company, purchased approximately $539 and $2,574, respectively, of inventory, at cost.

During the year ended August 29, 2009, the Related Company failed to make payment in full of the amount due by the required due date in five instances. The shortfalls were paid off in full within the permitted grace periods no later than 22 days after the original due date. Any amounts due from the Related Company, that are not paid when due bear interest at the rate of 9% per annum until paid. In November 2009, the Related Company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to the Company as of August 29, 2009 within the 30-day grace period. As a result thereof, the Company provided an allowance for loss of $947 as of August 29, 2009, representing the net balance due from the Related Company as of such date after giving effect to subsequent payments received. In addition, during the thirteen weeks ended November 28, 2009, the Company provided an additional allowance for loss of $3,167 related to increases in the receivable from the Related Company principally resulting from transfers of inventory and charges for delivery services, warehousing services and advertising costs during such period. During December 2009, the Company recovered $39 from the Related Company. Further, effective as of November 27, 2009, as described below, the Company discontinued granting credit to the Related Company and as collectibility was not reasonably assured, discontinued recognizing warehousing fee revenue, advertising expense reimbursements and administration fees from the Related Company. In addition, the Company ceased paying royalty fees to the Related Company. In connection with the acquisition described in Note 5, in January 2010 the Company wrote off the $4,075 net balance due from the Related Company against the allowance for loss previously provided.

Pursuant to a Purchasing Agreement, the Company purchased merchandise for the Company and the Related Company. The Related Company had 85 days after the end of the month in which the transactions originated to pay the amounts due. The Purchasing Agreement provided the Company with the ability to terminate upon written notice of any material breach of the agreement, which was not cured within thirty days. On November 18, 2009, the Company received notice from the Related Company that it would be in default of its obligations with respect to a scheduled payment and such payment was not made within the related grace period. Consequently, on November 25, 2009, the Company terminated the Purchasing Agreement. On December 11, 2009, the Company entered into an agreement effective as of November 27, 2009 (the “Interim Agreement”), pursuant to which sales written on or after November 27, 2009 at the stores owned by the Related Company were made on the Company’s behalf and the Related Company was entitled to compensation equal to 35% of the sales price of the merchandise (excluding home delivery fees and taxes) for writing such sales. With respect to sales written by the Related Company prior to November 27, 2009, the Related Company was obligated to pay the Company for the cost of the merchandise the day prior to the date the merchandise was shipped to the customer. The Related Company was obligated to continue paying for its operational costs, including the costs of its employees at its stores and its store lease costs, and to remit sales taxes on merchandise sold by it. The agreement was terminable by the Company upon 24 hours notice. As of December 18, 2009, the Related Company was not in compliance with the Interim Agreement.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 27, 2010
(In thousands, except for share amounts)

Pursuant to the Agreement entered into on December 31, 2009, described in Note 5, all existing agreements between the Related Company and the Company were terminated.

NOTE 7: LOSS RELATED TO SERVICE CONTRACTS

Effective June 23, 2002, the Warehousing Agreement with the Related Company was amended whereby the Related Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Related Company on and after such date and assumed all performance obligations and risk of loss there under. In addition, the Related Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Related Company prior to June 23, 2002. On September 4, 2009, the Company entered into a sixth amendment to the Warehousing Agreement further extending the terms effective August 30, 2009 through August 28, 2010. The Related Company was entitled to receive a monthly payment of $50, payable by the Company 85 days after the end of the month, subject to an adjustment based on the volume of annual sales of the plans. The Company retained any remaining revenue from the sales of the plans. During fiscal 2009, the Company transitioned to an independent outside company, which assumed all performance obligations and risks of any loss under the protection plans for all Jennifer segment stores, except for certain stores located in New York and New Jersey. Effective as of November 29, 2009, the Company transitioned all of its stores to the independent outside company and no longer sells fabric and leather protection to be serviced by the Related Company. As described in Note 5 above, effective as of January 1, 2010, the Related Company ceased operations and will no longer provide the services previously contracted for by the Company. The Company, as a matter of customer relations, will likely have to pay for and arrange to supply services with respect to previously sold protection services. Accordingly, during the thirteen weeks ended February 27, 2010, the Company, based on a study utilizing historical claims data, has recorded a $3,500 charge to operations for the estimated cost of supplying future services with respect to the previously sold protection services.

NOTE 8: ACCOUNTS RECEIVABLE

Accounts receivable in the accompanying balance sheets represent amounts due from credit card processors and a finance company. Credit card processors pay the Company shortly after credit card purchases by customers and before merchandise is delivered. However, credit card companies have indicated to the Company that in light of current economic and credit conditions they are reexamining their payment policies. In this connection, in November 2008, the Company was notified by a credit card company that the credit card processor will, through December 17, 2008, hold back a minimum of $500 as a reserve against delivery by the Company of merchandise ordered by its credit card customers. During December 2008, the parties executed an agreement, which increased the amount of the holdback to $800, extended processing services through June 2009 and modified certain other terms and conditions. As of April 13, 2010, the agreement has not been extended, however, the credit card processor is continuing to provide services to the Company. As of February 27, 2010, the credit card company has held back approximately $800, which is included in accounts receivable.

Prior to March 2009, the Company financed sales and sold financed receivables on a non-recourse basis to an independent finance company. The Company did not retain any interests in or service the sold receivables. The selling price of the receivables was dependent upon the payment terms with the customer and resulted in either a payment to or receipt from the finance company of a percentage of the receivable as a fee. During January 2009, the finance company terminated its dealer agreement with the Company effective March 8, 2009. On February 6, 2009, the parties executed a termination addendum pursuant to which the finance company may maintain a reserve equal to any pending disputes or claims. As of February 27, 2010, the finance company has reserved $6, which is included in accounts receivable.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 27, 2010
(In thousands, except for share amounts)

NOTE 9: TRANSACTIONS WITH CAYE AND CHINESE SUPPLIER

In July 2005, the Company entered into a Credit Agreement, as amended, (“Credit Agreement”) with Caye Home Furnishings, LLC and its affiliates (“Caye”) who is also a vendor of the Company. Under the Credit Agreement, the Company was able to draw down up to $13.5 million (the “Credit Facility”) for the purchase from Caye of merchandise subject to a formula based on eligible accounts receivable, inventory and cash in deposit accounts. The borrowings under the Credit Agreement were due 105 days from the date goods were received by the Company and bore interest for the period between 75 and 105 days at prime plus 0.75%. If the borrowings were not repaid after 105 days, the interest rate increased to prime plus 2.75%. The Credit Facility, which provided for certain financial covenants, was collateralized by a security interest in all of the Company’s assets, excluding restricted cash and required the Company to maintain deposit accounts of no less than $1 million.

On July 10, 2009, the Company and Caye entered into a letter agreement pursuant to which the Company agreed to pay down its debt to Caye by approximately $400 in exchange for Caye releasing their security interest in all of the Company’s assets and terminating all obligations under the Credit Agreement and related agreements. In addition, the amount required to be maintained in deposit accounts of no less than $1 million became unrestricted and available for operating purposes. Currently, Caye has provided the Company with approximately $500 of trade credit. Neither the Company nor Caye incurred any termination costs or penalties as a result of the termination of the Credit Facility.

As of February 27, 2010 and August 29, 2009, the Company owed Caye approximately $481 and $582, respectively. Such amounts are included in accounts payable, trade in the respective accompanying consolidated balance sheets.

During January 2009, the Company began to transition from Caye to a Chinese supplier. The Chinese company which currently manufactures approximately 95% of what the Company historically ordered through Caye, provided a letter agreement in November 2008 to the effect that if Caye stopped supplying the Company prior to November 12, 2009, it would supply the Company goods without interest and penalty and provide 75 days to pay for those goods and an additional 30 days grace period on amounts over 75 days at a per annum rate of 0.75% over prime, provided that in no event will the amount payable by the Company exceed $10 million. On April 13, 2009, the Company and the Chinese supplier amended and restated the terms of the letter agreement to provide, that effective August 1, 2009, the Company has up to 150 days to pay for the goods without interest or penalty. The amended and restated letter agreement terminates on September 30, 2010, provided that the parties had an understanding that they would review certain terms on October 31, 2009. After review of the terms, and as of April 13, 2010, the Chinese supplier has continued to supply the Company goods under the terms of the amended and restated letter agreement. On December 10, 2009, the Chinese supplier further amended the terms of the letter agreement extending the terms from 150 days to 180 days. Any amounts due that are not paid within the additional 30 day grace period, will be charged interest at a per annum rate of 2% until payment is made. Amounts payable to the Chinese supplier for purchases are denominated in U.S. dollars. As of February 27, 2010 and August 29, 2009, the Company owed the Chinese supplier approximately $13,196 and $8,426, respectively. Such amounts are included in accounts payable, trade in the respective accompanying consolidated balance sheets.

NOTE 10: INCOME TAXES

A valuation allowance has been established to offset the deferred tax asset to the extent that the Company has not determined that it is more likely than not that the future tax benefits will be realized.

Minimum and franchise taxes are included in selling, general and administrative expenses for the thirteen and twenty-six week periods ended February 27, 2010 and February 28, 2009. Income tax expense for the thirteen and twenty-six week periods ended February 27, 2010 and February 28, 2009 consists principally of state income taxes. The Company’s annual effective tax rate, which is used for interim reporting purposes, differs from the federal statutory rate principally due to the anticipated establishment of a valuation allowance related to deferred tax assets attributable to any net operating loss incurred in the 2010 fiscal year.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 27, 2010
(In thousands, except for share amounts)

The Company files federal and various state and local income tax returns. The 2006 through 2009 tax years remain open for examination by the federal and certain state and local taxing authorities under the normal three-year statute of limitations and the 2005 through 2009 tax years remain open for examination by certain state tax authorities under a four-year statute of limitations.

NOTE 11: STOCK OPTION PLANS

There were no stock options granted to employees during the twenty-six week period ended February 27, 2010 or the year ended August 29, 2009 and there was no employee compensation expense related to stock options or other stock based awards during the periods ended February 27, 2010 and February 28, 2009.

NOTE 12: DISCONTINUED OPERATIONS

During fiscal year 2010, the Company anticipates closing seven to ten stores. As stores are closed, their results are reported as discontinued operations in the consolidated statement of operations for the current and prior periods, except for those stores where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area.

During the twenty-six week period ended February 27, 2010, the Company closed two stores in Arizona, one in California and two in New York. The operating results of the closed stores in California and New York are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective area. The operating results of the closed stores in Arizona are reported in discontinued operations, and the results of operations for the periods ended February 28, 2009 have been restated to include these stores as discontinued operations. During fiscal 2009, the Company closed seven stores consisting of two in Illinois, two in Missouri, one in Virginia, one in Arizona and one in New York. The operating results of the closed stores in Illinois, Virginia and New York were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas. The operating results of the two closed stores in Missouri and the one in Arizona were reported as discontinued operations.

Revenues from the closed stores reported as discontinued operations amounted to $48 and $209 in the thirteen week periods ended February 27, 2010 and February 28, 2009, respectively, and $140 and $487 in the twenty-six week periods ended February 27, 2010 and February 28, 2009, respectively.

NOTE 13: SEGMENT INFORMATION

On October 27, 2006, the Company’s wholly-owned subsidiary, Hartsdale Convertibles, Inc. (“Hartsdale”), entered into the Ashley Homestores, Ltd. Trademark Usage Agreement (the “Trademark Usage Agreement”) with Ashley Homestores, Ltd. (“Ashley”), pursuant to which Hartsdale was granted a five-year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories. During the five-year term of the Trademark Usage Agreement, Hartsdale will use its best efforts to solicit sales of Ashley products and accessories at the authorized locations, and in consultation with Ashley, develop annual sales goals and marketing objectives reasonably designed to assure maximum sales and market penetration of the Ashley products and accessories in the licensed territory. The Company has guaranteed the obligations of Hartsdale under the Trademark Usage Agreement. The Company opened an Ashley Furniture HomeStore in each of the fiscal years 2007 and 2008. During the twenty-six week period ended February 27, 2010, the Company has opened three additional stores and plans to open two additional stores during the remainder of fiscal 2010.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 27, 2010
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

The following tables present segment level financial information for the thirteen and twenty-six week periods ended February 27, 2010 and February 28, 2009:

	Thirteen weeks ended			Twenty-six weeks ended
	February 27,		February 28,	February 27,		February 28,
	2010		2009	2010		2009
Revenue:
Jennifer	$20,454		$19,741	$39,746		$43,237
Ashley	4,768		2,933	8,583		5,835
Total Consolidated	$25,222		$22,674	$48,329		$49,072

	Thirteen weeks ended			Twenty-six weeks ended
	February 27,		February 28,	February 27,		February 28,
	2010		2009	2010		2009
Segment income (loss)
from continuing operations
before income taxes
Jennifer	$(4,761	)(a)	$(710)	$(10,066	)(a)(b)	$(870)
Ashley	379		330	548		441
Total for Reportable Segments	$(4,382)		$(380)	$(9,518)		$(429)

(a)	Includes $3,500 loss related to service contracts (see Note 7).
(b)	Includes $3,128 loss related to amounts due from Related Company (see Note 6).

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 27, 2010
(In thousands, except for share amounts)

Reconciliation:

	Thirteen weeks ended		Twenty-six weeks ended
	February 27,	February 28,	February 27,	February 28,
	2010	2009	2010	2009
Loss from continuing operations
before income taxes for reportable segments	$(4,382)	$(380)	$(9,518)	$(429)
Corporate expenses and other	(2,002)	(1,740)	(3,691)	(3,461)
Loss from continuing
operations before income taxes	$(6,384)	$(2,120)	$(13,209)	$(3,890)

	February 27,	August 29,
	2010	2009
Total Assets:
Jennifer	$13,251	$16,034
Ashley	3,728	2,456
Corporate (a)	8,260	5,979
Total Consolidated	$25,239	$24,469

(a)	Corporate assets consist primarily of cash and cash equivalents, restricted cash, and prepaid expenses and other current assets.

NOTE 14: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities are as follows:

	February 27,	August 29,
	2010	2009
Estimated claims related to service contracts	$3,500	$-
Advertising	2,340	1,883
Litigation	1,300	1,300
Payroll and bonuses	803	613
Due to Related Company	285	-
Rent arrearages	151	-
Other	2,114	2,205

	$10,493	$6,001

NOTE 15: CONTINGENCIES AND OTHER

On July 16, 2009, a complaint styled as a putative class action was filed against the Company in the United States District Court of the Northern District of California by an individual and on behalf of all others similarly situated. The complaint seeks unspecified damages for alleged violations of the California Labor Code, the California Business and Professions Code and the federal Fair Labor Standards Act. Such alleged violations include, among other things, failure to pay overtime, failure to reimburse certain expenses, failure to provide adequate rest and meal periods and other labor related complaints. Before engaging in discovery and extensive pre-trial proceedings, the parties participated in an early mediation. The plaintiff offered to settle for 20% of the Company’s outstanding common stock in an amount guaranteed to be worth at least $2,000 on the date of distribution. If the value of the stock as of the date of distribution is less than $2,000 the Company would distribute cash to make up the difference between the value of the stock and $2,000. In addition, the Company would pay $400 over a five-year period. During November 2009, the Company proposed a counter offer for $300 in cash over a five-year period, with $100 to be paid up front and the balance to be secured by the Company’s assets, and between 600,000 and 800,000 shares of stock. The number of shares to be issued would be shares sufficient to reach a value of $1,000 as of the time of issuance, subject to a cap of 800,000 shares and a minimum distribution of 600,000 shares, regardless of the actual value at the time of issuance. The plaintiff rejected the Company’s counter offer but made a new proposal, which included the stock component proposed by the Company, and increased the cash component to a total of $1,500 paid in equal installments over a five-year period, with $300 to be paid up front and the balance to be secured. The Company has determined that it is probable that it has some liability. Based on the offer and counter offer, the Company estimates the liability ranges between $1,300 and $2,500, with no amount within that range a better estimate than any other amount. Accordingly, in accordance with existing GAAP, the Company has accrued $1,300 as of February 27, 2010 and August 29, 2009. Such amount is included in accrued expenses and other current liabilities on the respective accompanying consolidated balance sheets. In the event the litigation is not settled, the Company intends to defend the matter vigorously.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 27, 2010
(In thousands, except for share amounts)

The Company is involved in other litigation in the normal course of business which management believes will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On January 7, 2010, the Company received notice from the staff of the NYSE Amex LLC (the “Exchange”) that, based on the Exchange’s review of its Annual Report on Form 10-K for the fiscal year ended August 29, 2009, the Company was not in compliance with certain conditions of the Exchange’s continued listing standards under Section 1003(a)(i) of the Exchange’s Company Guide (the “Company Guide”) because its stockholders’ equity was less than $2,000 and the Company had losses from continuing operations and net losses in two of its three most recent fiscal years. Pursuant to Section 1009 of the Company Guide, the Company was offered the opportunity to submit a plan of compliance by advising the Exchange of actions that it had taken or would take to bring it in compliance by July 7, 2011. The Company, on February 17, 2010, notified the Exchange that it would not be submitting such plan. As a result, the Company’s stock ceased trading on the Exchange effective as of March 8, 2010 and began trading on the Over-The-Counter Bulletin Board under the symbol “JENN”.

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

Overview

We are the owner of sofabed specialty retail stores that specialize in the sale of a complete line of sofa beds and companion pieces such as loveseats, chairs and recliners. We also have specialty retail stores that specialize in the sale of leather furniture. In addition, we have stores that sell both fabric and leather furniture. During fiscal 2008 and 2007, we opened full line home furniture retail stores that sell products and accessories of Ashley Homestores, Ltd. (“Ashley”). During the twenty-six week period ended February 27, 2010 we opened three additional Ashley stores. We have determined that we have two reportable segments organized by product line: Jennifer–sofabed specialty retail stores– and Ashley–big box, full line home furniture retail stores.

As a result of an agreement with the formerly affiliated related company (the “related company”) (as described below) effective January 1, 2010, we operate 20 stores previously operated by the related company, including one store that it did not own (the “Acquired Stores”). As part of the acquisition, as more fully described in Note 5 to the Consolidated Financial Statements herein, five of the 20 Acquired Stores purchased from the related company that shared a common wall with a store owned by us were combined with our respective stores for operational purposes (“Combined Stores”). As of January 1, 2010, the results of the operations of the Acquired Stores are included in our consolidated financial statements, and are reflected in the Jennifer reportable segment.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of consolidated revenue from continuing operations contributed by each class:

	Thirteen weeks ended		Twenty-six weeks ended
	February 27,	February 28,	February 27,	February 28,
	2010	2009	2010	2009
Merchandise Sales – net	81.9%	79.2%	80.9%	79.1%
Home Delivery Income	12.7%	10.9%	11.9%	11.0%
Charges to the Related Company	0.0%	4.3%	2.1%	4.3%
Net Sales	94.6%	94.4%	94.9%	94.4%

Revenue from Service Contracts	5.4%	5.6%	5.1%	5.6%

Total Revenue	100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended February 27, 2010 Compared to Thirteen Weeks Ended February 28, 2009

Revenue

Jennifer Segment

Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Net sales from continuing operations were $19,289,000 and $18,565,000 for the thirteen-week periods ended February 27, 2010 and February 28, 2009, respectively. Net sales from continuing operations increased by 3.9%, or $724,000 for the thirteen-week period ended February 27, 2010 compared to the thirteen-week period ended February 28, 2009. The increase is attributable to the acquisition of the Acquired Stores, net of a decrease in charges to the related company in the amount of $979,000. Net sales from continuing operations for the thirteen-week period ended February 27, 2010 included net sales from the Acquired Stores, exclusive of the Combined Stores, of $1,169,000. Net sales from continuing operations for the Combined Stores was $1,280,000 and $1,208,000 for the thirteen-week periods ended February 27, 2010 and February 28, 2009, respectively. In addition, net sales from continuing operations for the thirteen-week period ended February 27, 2010 included $1,196,000 in connection with an interim agreement between us and the related company prior to our acquisition of the Acquired Stores (the “Interim Agreement”).

Revenue from service contracts from continuing operations decreased by 0.9% in the thirteen-week period ended February 27, 2010 to $1,165,000, from $1,176,000 for the thirteen-week period ended February 28, 2009. The decrease is primarily attributable to promotional packages that included the service contracts at reduced rates during the thirteen-week period ended February 27, 2010, compared to the same period ended February 28, 2009. Revenue from service contracts from continuing operations for the thirteen-week period ended February 27, 2010 included revenues from the Acquired Stores, exclusive of the Combined Stores, of $66,000. Revenue from service contracts from continuing operations for the Combined Stores was $79,000 and $77,000 for the thirteen-week periods ended February 27, 2010 and February 28, 2009, respectively. In addition, revenue from service contracts from continuing operations for the thirteen-week period ended February 27, 2010 included $72,000 in connection with the Interim Agreement.

Ashley Segment

Net sales from continuing operations were $4,580,000 and $2,834,000 for the thirteen-week periods ended February 27, 2010 and February 28, 2009, respectively. Net sales from continuing operations increased by 61.6%, or $1,746,000 for the thirteen-week period ended February 27, 2010 compared to the thirteen-week period ended February 28, 2009. The increase is largely attributable to three new Ashley locations opened during the thirteen-week period ended February 27, 2010, as well as positive results of increased promotional efforts.

Revenue from service contracts from continuing operations increased by 89.9% in the thirteen-week period ended February 27, 2010 to $188,000 from $99,000 for the thirteen-week period ended February 28, 2009. The increase was primarily attributable to three new Ashley locations and greater merchandise sales during the thirteen-week period ended February 27, 2010, compared to the same period ended February 28, 2009.

Consolidated

Consolidated same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased 2.7% for the thirteen weeks ended February 27, 2010, compared to the same period ended February 28, 2009. During the thirteen weeks ended February 27, 2010 four stores closed. Total square footage leased for the Jennifer segment increased by 64,898 square feet or 10.8% as a result of the Acquired Stores. Total square footage leased for the Ashley segment increased by 20,000 square feet or 21.6% during the thirteen weeks ended February 27, 2010 due to the opening of one store.

Cost of Sales

Cost of sales, as a percentage of revenue for the thirteen-week period ended February 27, 2010, was 74.9% compared to 71.8% for the same period ended February 28, 2009. Cost of sales from continuing operations increased to $18,887,000 for the thirteen weeks ended February 27, 2010 from $16,287,000 for the thirteen weeks ended February 28, 2009.

Cost of sales is comprised of five categories: cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

The increase in the percentage of cost of sales is due mainly to an increase in fixed costs and increased cost associated with the transition to an independent outside company for our fabric and leather protection services. Cost of sales for the thirteen-week period ended February 27, 2010 includes an increase in occupancy costs of $613,000 which is mainly attributable to three new Ashley stores opened during the thirteen weeks ended February 27, 2010 and the operation of the Acquired Stores.

Loss related to service contracts

Effective January 1, 2010, the related company ceased operations and will no longer provide the services previously contracted for by us. As a matter of customer relations, we will likely have to pay for and arrange to supply services with respect to previously sold protection services. Accordingly, during the thirteen-weeks ended February 27, 2010, we have recorded a $3,500,000 charge to operations for the estimated cost of supplying future services with respect to previously sold protection services.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $9,037,000 (35.8% as a percentage of revenue) and $8,071,000 (35.6% as a percentage of revenue) during the thirteen-week periods ended February 27, 2010 and February 28, 2009, respectively.

Selling, general and administrative expenses for the thirteen-week period ended February 27, 2010 includes an increase of $478,000 for the Ashley segment, an increase of $316,000 for the Jennifer segment and an increase of $172,000 related to corporate activities, consisting of compensation, advertising, finance fees and other administrative costs.

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

Compensation expense increased $262,000 during the thirteen-week period ended February 27, 2010 compared to the same period ended February 28, 2009. Compensation expense decreased by $91,000 for the Jennifer segment, increased $271,000 for the Ashley segment and increased by $82,000 for corporate activities. The decrease in the Jennifer segment was primarily attributable to revised compensation arrangements with salespersons. The increase for the Ashley segment is largely due to the opening of three new stores. Corporate compensation increased due to the termination of the voluntary salary reductions by the Chief Executive Officer and Executive Vice President as of December 31, 2009.

Advertising expense increased $470,000 during the thirteen-week period ended February 27, 2010 compared to the same period ended February 28, 2009. Advertising expense increased by $391,000 for the Jennifer segment and increased by $79,000 for the Ashley segment. The increase for the Jennifer segment is largely due to $402,000 of advertising expense reimbursements that would have been charged to the related company if the management agreement and license were not terminated as of December 31, 2009, net of a decrease in television marketing. The increase for the Ashley segment is largely due to the opening of three new stores.

Finance fees increased $242,000 during the thirteen-week period ended February 27, 2010 compared to the same period ended February 28, 2009. The increases for the Jennifer and Ashley segments in the amount of $168,000 and $74,000, respectively, are primarily attributable to the termination of private label customer financing during March 2009, as well as increased transaction rates charged by our credit card processors that became effective February 2009. Additionally, the Jennifer segment increase includes $42,000 of fees related to the Acquired Stores. The increase for the Ashley segment can also be attributed to the opening of three new stores and the corresponding increase in the number of credit card transactions for this segment.

Other administrative costs decreased $8,000 during the thirteen-week period ended February 27, 2010 compared to the same period ended February 28, 2009. The Jennifer segment decreased in the amount of $152,000 as a result of our cost cutting programs at the store level. The Ashley segment increased in the amount of $54,000 largely due to the opening of three new stores since the twenty-six weeks ended February 28, 2009. Corporate activities increased $90,000 due to an increase in professional fees.

Provision for Loss on Amounts Due From the Related Company

During the year ended August 29, 2009, the related company failed to make payment in full of the amount due by the required due date in five instances. The shortfalls were paid off in full during the permitted grace period no later than 22 days after the original due date, including interest at the rate of 9% per annum. In November 2009, the related company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to us as of August 29, 2009 within the 30-day grace period. As a result thereof, we provided an allowance for loss of $947,000 as of August 29, 2009, representing the net balance due from the related company as of such date after giving effect to subsequent payments received. During the thirteen week period ended November 28, 2009, we provided an additional allowance for loss of $3,167,000 related to increases in the receivable from the related company principally resulting from transfers of inventory and charges for delivery services, warehousing services and advertising costs during such period. During December 2009, we recovered $39,000 from the related company.

Loss from Continuing Operations

The loss from continuing operations was $6,386,000 and $2,120,000 for the thirteen-week periods ended February 27, 2010 and February 28, 2009, respectively. The loss from continuing operations for the thirteen-week periods ended February 27, 2010 and February 28, 2009 includes income of $379,000 and $329,000, respectively, related to our Ashley segment.

Loss from Discontinued Operations

During the thirteen week period ended February 27, 2010, the Company closed one store in Arizona, one in California and two in New York. The operating results of the closed stores in California and New York are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed store from other stores in their respective area. The operating results of the closed store in Arizona, along with another Arizona store closed during the first quarter, are reported in discontinued operations, and the results of operations for the thirteen-week period ended February 28, 2009 has been restated to include this store as discontinued operations. During fiscal 2009, the Company closed seven stores consisting of two in Illinois, two in Missouri, one in Virginia, one in Arizona and one in New York. The operating results of the closed stores in Illinois, Virginia and New York were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas. The operating results of the two closed stores in Missouri and the one in Arizona were reported as discontinued operations. Loss from discontinued operations amounted to $27,000 and $224,000 for the thirteen-week periods ended February 27, 2010 and February 28, 2009, respectively.

Revenues from the closed stores reported as discontinued operations amounted to $48,000 and $209,000 in the thirteen-week periods ended February 27, 2010 and February 28, 2009, respectively.

Net Loss

Net loss for the thirteen-week period ended February 27, 2010 was $6,413,000, compared to net loss of $2,344,000 for the thirteen-week period ended February 28, 2009. This change is primarily attributable to a $3,500,000 charge to operations for the estimated cost of supplying future services with respect to the previously sold protection services.

Twenty-six Weeks Ended February 27, 2010 Compared to Twenty-six Weeks Ended February 28, 2009

Revenue

Jennifer Segment

Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Net sales from continuing operations were $37,596,000 and $40,689,000 for the twenty-six week periods ended February 27, 2010 and February 28, 2009, respectively. Net sales from continuing operations decreased by 7.6%, or $3,093,000 for the twenty-six week period ended February 27, 2010 compared to the twenty-six week period ended February 28, 2009. The decrease is attributable to the decline in overall demand within the furniture industry sector due to the continuing recessionary trend in the U.S. economy. Net sales from continuing operations for the twenty-six week period ended February 27, 2010 included net sales from the Acquired Stores, exclusive of the Combined Stores, of $1,169,000. Net sales from continuing operations for the Combined Stores was $2,477,000 and $2,498,000 for the twenty-six week periods ended February 27, 2010 and February 28, 2009, respectively. In addition, net sales from continuing operations for the twenty-six week period ended February 27, 2010 included $1,196,000 in connection with the Interim Agreement.

Revenue from service contracts from continuing operations decreased by 15.6% in the twenty-six week period ended February 27, 2010 to $2,150,000, from $2,548,000 for the twenty-six week period ended February 28, 2009. The decrease is primarily attributable to fewer merchandise sales during the twenty-six week period ended February 27, 2010, compared to the same period ended February 28, 2009. Revenue from service contracts from continuing operations for the twenty-six week period ended February 27, 2010 included revenues from the Acquired Stores, exclusive of the Combined Stores, of $66,000.

Ashley Segment

Net sales from continuing operations were $8,245,000 and $5,637,000 for the twenty-six week periods ended February 27, 2010 and February 28, 2009, respectively. Net sales from continuing operations increased by 46.3%, or $2,608,000 for the twenty-six week period ended February 27, 2010 compared to the twenty-six week period ended February 28, 2009. The increase is largely attributable to three new Ashley locations opened during the twenty-six weeks ended February 27, 2010, as well as positive results of increased promotional efforts.

Revenue from service contracts from continuing operations increased by 70.7% in the twenty-six week period ended February 27, 2010 to $338,000 from $198,000 for the twenty-six week period ended February 28, 2009. The increase was primarily attributable to the opening of three new Ashley locations and greater merchandise sales during the twenty-six week period ended February 27, 2010, compared to the same period ended February 28, 2009.

Consolidated

Consolidated same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased 8.3% for the twenty-six weeks ended February 27, 2010, compared to the same period ended February 28, 2009. During the twenty-six weeks ended February 27, 2010, five stores closed and another relocated. Total square footage leased for the Jennifer segment increased by 64,284 square feet or 10.7% as a result of the Acquired Stores. Total square footage leased for the Ashley segment increased by 52,500 square feet or 87.5% during the twenty-six weeks ended February 27, 2010 due to the opening of three stores.

Cost of Sales

Cost of sales, as a percentage of revenue for the twenty-six week period ended February 27, 2010, was 74.1% compared to 71.3% for the same period ended February 28, 2009. Cost of sales from continuing operations increased to $35,824,000 for the twenty-six weeks ended February 27, 2010, from $35,003,000 for the twenty-six weeks ended February 28, 2009.

Cost of sales is comprised of five categories: cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

The increase in the percentage of cost of sales is due mainly to an increase in fixed costs and increased cost associated with the transition to an independent outside company for our fabric and leather protection services. Cost of sales for the twenty-six week period ended February 27, 2010 includes an increase in occupancy costs of $414,000, which is mainly attributable to the opening of three new Ashley stores and the operation of the Acquired Stores. This increase was partially offset by decreases in certain leases for the Jennifer segment as result of lease modifications negotiated on an on-going basis.

Loss related to service contracts

Effective January 1, 2010, the related company ceased operations and will no longer provide the services previously contracted for by us. As a matter of customer relations, we will likely have to pay for and arrange to supply services with respect to previously sold protection services. Accordingly, during the thirteen-weeks ended February 27, 2010, we recorded a $3,500,000 charge to operations for the estimated cost of supplying future services with respect to the previously sold protection services.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $18,650,000 (38.6% as a percentage of revenue) and $17,329,000 (35.3% as a percentage of revenue) during the twenty-six week periods ended February 27, 2010 and February 28, 2009, respectively.

Selling, general and administrative expenses for the twenty-six week period ended February 27, 2010 includes an increase of $738,000 for the Ashley segment, an increase of $455,000 for the Jennifer segment and an increase of $128,000 related to corporate activities, consisting of compensation, advertising, finance fees and other administrative costs.

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

Compensation expense decreased $91,000 during the twenty-six week period ended February 27, 2010 compared to the same period ended February 28, 2009. Compensation expense decreased by $476,000 for the Jennifer segment, increased $376,000 for the Ashley segment and increased by $9,000 for corporate activities. The decrease in the Jennifer segment was primarily attributable to lower sales volume, which resulted in lower compensation expense to salespersons, net of the increase resulting from the hiring of salespersons at the Acquired Stores. The increase for the Ashley segment is largely due to the opening of three new stores during the twenty-six weeks ended February 27, 2010. Corporate compensation increased due to the termination of voluntary salary reductions by the Chief Executive Officer and Executive Vice President as of December 31, 2009.

Advertising expense increased $924,000 during the twenty-six week period ended February 27, 2010 compared to the same period ended February 28, 2009. Advertising expense increased by $802,000 for the Jennifer segment and increased by $122,000 for the Ashley segment. The increases for the Jennifer and Ashley segments are due to advertising expenses relating to our Labor Day promotion incurred during the twenty-six week period ended February 27, 2010, which were not incurred during the twenty-six week period ended February 28, 2009. Furthermore, the increase for the Jennifer segment reflects $402,000 of advertising expense reimbursements that would have been charged to the related company if the management agreement and license had not been terminated as of December 31, 2009 and an increase in television marketing for the twenty-six week period ended February 27, 2010 compared to the same period in the prior year. The increase for the Ashley segment is largely due to the opening of three new stores during the twenty-six weeks ended February 27, 2010.

Finance fees increased $431,000 during the twenty-six week period ended February 27, 2010 compared to the same period ended February 28, 2009. The increases for the Jennifer and Ashley segments in the amount of $322,000 and $109,000, respectively, are primarily attributable to the termination of private label customer financing during March 2009, as well as increased transaction rates charged by our credit card processors that became effective February 2009. Additionally, the Jennifer increase includes $42,000 of fees related to the Acquired Stores. The increase for the Ashley segment can also be attributed to the opening of three new stores and the corresponding increase in the number of credit card transactions for this segment during the twenty-six week period ended February 27, 2010.

Other administrative costs increased $57,000 during the twenty-six week period ended February 27, 2010 compared to the same period ended February 28, 2009. The Jennifer segment decreased in the amount of $193,000 as a result of cost reductions at the store levels. The Ashley segment increased in the amount of $131,000 largely due to the opening of three new stores. Corporate activities increased $119,000 due to an increase in professional fees.

Provision for Loss on Amounts Due From the Related Company

During the year ended August 29, 2009, the related company failed to make payment in full of the amount due by the required due date in five instances. The shortfalls were paid off in full during the permitted grace period no later than 22 days after the original due date, including interest at the rate of 9% per annum. In November 2009, the related company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to us as of August 29, 2009 within the 30-day grace period. As a result thereof, we provided an allowance for loss of $947,000 as of August 29, 2009, representing the net balance due from the related company as of such date after giving effect to subsequent payments received. During the twenty-six week period ended November 28, 2009, we provided an additional allowance for loss of $3,167,000 related to increases in the receivable from the related company principally resulting from transfers of inventory and charges for delivery services, warehousing services and advertising costs during such period. During December 2009, we recovered $39,000 from the related company.

Loss from Continuing Operations

The loss from continuing operations was $13,213,000 and $3,891,000 for the twenty-six week periods ended February 27, 2010 and February 28, 2009, respectively. The loss from continuing operations for the twenty-six week periods ended February 27, 2010 and February 28, 2009 includes income of $548,000 and $439,000, respectively, related to our Ashley segment.

Loss from Discontinued Operations

During the twenty-six week period ended February 27, 2010, the Company closed two stores in Arizona, one in California and two in New York. The operating results of the closed stores in California and New York are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed store from other stores in their respective areas. The operating results of the closed stores in Arizona are reported in discontinued operations, and the results of operations for the twenty-six week period ended February 28, 2009 has been restated to include this store as discontinued operations. During fiscal 2009, the Company closed seven stores consisting of two in Illinois, two in Missouri, one in Virginia, one in Arizona and one in New York. The operating results of the closed stores in Illinois, Virginia and New York were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas. The operating results of the two closed stores in Missouri and the one in Arizona were reported as discontinued operations. Loss from discontinued operations amounted to $70,000 and $322,000 for the twenty-six week periods ended February 27, 2010 and February 28, 2009, respectively.

Revenues from the closed stores reported as discontinued operations amounted to $140,000 and $487,000 in the twenty-six week periods ended February 27, 2010 and February 28, 2009, respectively.

Net Loss

Net loss for the twenty-six week period ended February 27, 2010 was $13,283,000, compared to net loss of $4,213,000 for the twenty-six week period ended February 28, 2009. This change is primarily attributable to the decrease in revenues due to the prevailing economic conditions, a $3,128,000 provision for loss on amounts due from the related company and a $3,500,000 charge to operations for the estimated cost of supplying future services with respect to the previously sold protection services.

Liquidity and Capital Resources

As of February 27, 2010, we had a working capital deficiency of $18,830,000 compared to a deficiency of $5,322,000 at August 29, 2009 and had available cash and cash equivalents of $7,956,000 compared to $5,609,000 at August 29, 2009. The increase in working capital deficiency is a result of losses from operations, including a provision for loss on amounts due from the related company in the amount of $3,128,000 and a $3,500,000 reserve for the estimated cost of supplying future services with respect to the previously sold protection services.

During the fiscal year ended August 29, 2009, the related company failed to make payment in full in five instances. The shortfalls were paid off in full within the permitted grace periods no more than 22 days after the original due date, including interest at a rate of 9% per annum. Subsequent to year-end, the related company continued to make late payments. In November 2009, the related company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to us as of August 29, 2009 within the 30-day grace period. As a result thereof, we provided an allowance for loss of $947,000 as of August 29, 2009, representing the net balance due from the related company as of such date after giving effect to subsequent payments received. In addition, in the quarter ended November 28, 2009, we provided an additional allowance for loss of $3,167,000 related to increases in the receivable from the related company principally resulting from transfers of inventory and charges for delivery services, warehousing services and advertising costs in the quarter then ended. During December 2009, we recovered $39,000 from the related company.

As of December 31, 2009, we entered into an agreement with the related company, pursuant to which, effective January 1, 2010, the related company ceased operations at the Acquired Stores and we began operating the Acquired Stores solely for our benefit and account (the “Agreement”) in order to protect our brand and our customers. The Agreement allowed us to evaluate each Acquired Store location and negotiate with the landlords at such locations for entry into new leases at such Acquired Stores and endeavor to cancel or defer the rent arrearages, which the related company advised aggregated approximately $300,000 as of January 1, 2010. We agreed to pay no more than $300,000 to settle the arrearages at all 20 Acquired Stores and if the arrearages exceed $300,000 the related company will reimburse us for such excess or such excess would be used to offset the amount we owe the related company for the purchase of the inventory. Other than the rent arrearages, we did not assumed any liabilities of the related company. We also agreed to offer to employ all Acquired Store employees employed by the related company but agreed not to be responsible for any commissions, salary, health or other benefits or other compensation owed them prior to January 1, 2010. We agreed to be responsible for the costs of operating the Acquired Stores on and after January 1, 2010, except with respect to Acquired Stores vacated by us.

We agreed to purchase the inventory in the showrooms of the Acquired Stores for $635,000, payable over five months and subject to offset under certain circumstances. Pursuant to the Agreement, the $301,000 owed to us by the related company under the interim agreement was extinguished. In addition, the related company agreed to surrender to us 93,579 shares of our common stock owned by the related company.

With the exception of the Agreement, all agreements between the related company and us were terminated and are of no further force and effect.

Effective as of November 29, 2009, we transitioned all of our stores to an alternative provider of fabric and leather protection and no longer sell fabric and leather protection to be serviced by the related company. As described above, effective January 1, 2010, the related company ceased operations; accordingly in the quarter ended February 27, 2010, we incurred a $3,500,000 charge to operations for the estimated cost of supplying future services with respect to the previously sold protection services.

On July 11, 2005, we entered into a Credit Agreement, as amended, (the “Credit Agreement”) and a Security Agreement (the “Security Agreement”) with Caye Home Furnishings, LLC (“Agent”), Caye Upholstery, LLC and Caye International Furnishings, LLC (collectively, “Caye”). Under the Credit Agreement, Caye agreed to make available to us a credit facility (the “Credit Facility”) of up to $13,500,000, effectively extending Caye’s payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods. The borrowings under the Credit Agreement were due 105 days from the date goods were received by us and bore interest for the period between 75 and 105 days at prime plus .75%. If the borrowings were not repaid after 105 days the interest rate increased to prime plus 2.75%. The Credit Facility was collateralized by a security interest in all of our assets, excluding restricted cash and required us to maintain deposit accounts of no less than $1 million.

On July 10, 2009, we entered into a letter agreement with Caye pursuant to which we agreed to pay down our debt to Caye by approximately $400,000 in exchange for Caye releasing their security interest in all of our assets and terminating all obligations under the Credit Agreement and the Security Agreement. In addition, the amount required to be maintained in deposit accounts of no less than $1 million became unrestricted and available for operating purposes. Currently, Caye has provided us with approximately $500,000 of trade credit. Neither Caye nor we incurred any termination costs or penalties as a result of the termination of the Credit Facility.

During January 2009, we began to transition from Caye to a Chinese supplier. The Chinese company which currently manufactures approximately 95% of what we historically ordered through Caye, provided a letter agreement in November 2008 to the effect that if Caye stopped supplying us prior to November 12, 2009, it would supply us goods without interest and penalty and provide 75 days to pay for those goods and an additional 30 days grace period on amounts over 75 days at a per annum rate of 0.75% over prime, provided that in no event will the amount payable by us exceed $10,000,000. On April 13, 2009, the Chinese supplier and we amended and restated the terms of the letter agreement to provide, that effective August 1, 2009, we have up to 150 days to pay for the goods without interest or penalty. The amended and restated letter agreement terminates on September 30, 2010, provided that the parties had an understanding that they would review certain terms on October 31, 2009. As of the current date, after review of the terms, the Chinese supplier continues to supply us goods under the terms of the amended and restated letter agreement. On December 10, 2009, the Chinese supplier further amended the terms of the letter agreement extending the terms from 150 days to 180 days. Any amounts due that are not paid within the additional 30 day grace period, will be charged interest at a per annum rate of 2% until payment is made. As of February 27, 2010, we owed the Chinese supplier approximately $13,196,000.

The credit card companies have, for the past several years, paid us shortly after credit card purchases by our customers. However, they have indicated to us that in light of current economic and credit conditions they are reexamining their payment policies. Extensions of the time they take to pay us would adversely affect our cash flow. In this connection, we entered into an agreement with one of our credit card companies for the interim period ended December 17, 2008, pursuant to which there was a $500,000 reserve established as, in effect, a performance bond against delivery by us of the merchandise ordered by their credit card customers. During December 2008, the parties executed an agreement, which increased the amount of the reserve to $800,000, extended processing services through June 2009 and modified certain other terms and conditions. As of February 27, 2010, the agreement has not been extended, however, the credit card processor is continuing to provide services to us.

As more fully described in Note 15 herein and Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended August 29, 2009, as filed with the Securities and Exchange Commission, the proposed settlement of a pending litigation could require us to pay cash of $300,000 to $1,500,000 over a five-year period.

We acquired 20 stores from the related company, opened three additional Ashley stores, closed five Jennifer stores and relocated one Jennifer store during the twenty-six weeks ended February 27, 2010. We disbursed $350,000 of the $635,000 cash portion of the purchase price for the acquired stores and spent $350,000 for capital expenditures of continuing operations during such twenty-six week period. During the remainder of fiscal 2010, we anticipate disbursing the $285,000 balance of the purchase price and capital expenditures approximating $550,000, of which approximately $340,000 will be disbursed to open two Ashley stores and approximately $210,000 to refurbish existing facilities.

The capital for the Ashley HomeStores and for our own operations is coming in large measure from cash flow improvements from the renegotiation of our supply agreements with our Chinese supplier as described above. Depending on our volume and the time of year, we anticipate the extended 30-day grace period will improve our cash flow between $1 million and $2 million (we purchase approximately $400,000 to $700,000 per week from our Chinese supplier).

Our Ashley segment is highly profitable due to its unique sourcing model, whereby once most sales are executed, Ashley Furniture Industries, our exclusive supplier of product for this segment, manages the supply chain process. Under the Ashley sourcing model, we reduce our need for warehouse inventory, thereby limiting our working capital needs and infrastructure requirements.

Based on the current level of operations at our stores and available cash, and after giving effect to our extended terms with our Chinese supplier and the expansion of our Ashley segment, we anticipate that we will have the capital resources to operate for at least the next 12 months. However, if current economic and credit conditions prevail beyond the next year or worsen, there would be significant doubt as to whether we could continue to operate significantly beyond that time without an infusion of capital or other measures, the availability of which there can be no assurance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the PEO and PFO have concluded that, as of February 27, 2010, our disclosure controls and procedures were effective in ensuring that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the PEO and PFO, or persons performing similar functions as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our fiscal quarter ended February 27, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

At our annual meeting of stockholders, which was held on February 9, 2010, our stockholders:

(1)	Elected five nominees for directors to serve for a term ending in 2011; and

(2)	Ratified the appointment of Eisner LLP as our independent registered public accountants for the fiscal year ending August 28, 2010.

The following tables show the common stock votes cast with respect to the proposals identified above:

Proposal 1		Withheld
Election of Directors	For	Authority
Harley J. Greenfield	1,375,655	244,681
Edward G. Bohn	1,619,317	1,019
Kevin J. Coyle	1,619,317	1,019
Rami Abada	1,619,317	1,019
Mark Berman	1,619,317	1,019
Total All Directors	7,852,923	248,757

Proposal 2	For	Against	Abstentions
Appointment of Eisner LLP	6,079,557	139,234	1,211

Item 6. Exhibits.

(a) Exhibits filed with this report:

31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JENNIFER CONVERTIBLES, INC.

April 13, 2010	By:	/s/ Harley J. Greenfield
Harley J. Greenfield, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

April 13, 2010	By:	/s/ Rami Abada
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