Form 10-Q
period 2010-05-29
JENNIFER CONVERTIBLES INC
filed 2010-07-19
CIK 806817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 29, 2010

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

Yes [   ]          No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

Yes [   ]          No [   ]

As of July 16, 2010, 7,073,466 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except for share and per share data)

	May 29, 2010
	(Unaudited)	August 29, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,361	$5,609
Restricted cash	99	99
Accounts receivable	3,322	1,816
Merchandise inventories, net	8,713	9,076
Due from Related Company, net of allowance for losses of $947	-	3,147
Prepaid expenses and other current assets	1,631	1,214
Total current assets	18,126	20,961

Store fixtures, equipment and leasehold improvements, at cost, net	2,397	2,355
Goodwill	483	483
Other assets (primarily security deposits)	639	670
	$21,645	$24,469

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable, trade (including $894 and $1,255 to a stockholder)	$22,713	$14,317
Customer deposits	9,523	4,976
Accrued expenses and other current liabilities	8,639	6,001
Due to Related Company	-	400
Deferred rent and allowances - current portion	572	589
Total current liabilities	41,447	26,283

Deferred rent and allowances, net of current portion	2,575	2,360
Obligations under capital leases, net of current portion	64	96
Total liabilities	44,086	28,739

Contingencies (Notes 2 and 15)

Stockholders' Deficiency:
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490 shares at May 29, 2010 and August 29, 2009
(liquidation preference $3,245)	-	-
Series B Convertible Preferred - issued and outstanding 47,989 shares at May 29, 2010 and August 29, 2009
(liquidation preference $240)	1	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued and outstanding 7,073,466
shares at May 29, 2010 and August 29, 2009	70	70
Additional paid-in capital	29,659	29,647
Treasury stock, at cost, 93,579 common shares at May 29, 2010	(125)	-
Accumulated deficit	(52,046)	(33,988)
	(22,441)	(4,270)
	$21,645	$24,469

See Notes to Consolidated Financial Statements

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009
Revenue:
Net sales	$21,481	$20,350	$66,435	$65,700
Revenue from service contracts	1,158	1,298	3,601	3,984
	22,639	21,648	70,036	69,684

Cost of sales, including store occupancy,
warehousing, delivery and service costs	17,389	15,388	52,455	49,510
Loss related to service contracts	-	-	3,500	-
Selling, general and administrative expenses	9,682	7,323	28,015	24,280
Provision for loss on amounts due from Related Company	-	-	3,128	-
Depreciation and amortization	229	226	687	891
	27,300	22,937	87,785	74,681

Loss from operations	(4,661)	(1,289)	(17,749)	(4,997)
Gain on acquisition of Related Company	-	-	23	-
Interest income	-	6	11	80
Interest expense	(3)	(4)	(11)	(14)
Loss from continuing operations before income taxes	(4,664)	(1,287)	(17,726)	(4,931)
Income tax expense	2	5	6	6
Loss from continuing operations	(4,666)	(1,292)	(17,732)	(4,937)
Loss from discontinued operations (including loss on store
closings of $1 and $3 for the thirteen week and $5 and $116 for the
thirty-nine week periods ended in fiscal 2010 and 2009, respectively)	(109)	(240)	(326)	(808)
Net loss	$(4,775)	$(1,532)	$(18,058)	$(5,745)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.66)	$(0.18)	$(2.52)	$(0.70)
Loss from discontinued operations	(0.02)	(0.04)	(0.05)	(0.11)
Net loss	$(0.68)	$(0.22)	$(2.57)	$(0.81)

Basic and diluted weighted average common shares outstanding	6,979,887	7,073,466	7,022,548	7,073,466

See Notes to Consolidated Financial Statements

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-nine weeks ended
	May 29,	May 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(18,058)	$(5,745)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation and amortization	687	891
Provision for loss on amounts due from Related Company	3,128	-
Provision for loss on service contracts	3,500	-
Gain on acquisition of Related Company	(23)	-
Non cash compensation to consultant	12	16
Loss from discontinued operations	326	808
Loss (gain) on disposal of equipment	9	(12)
Deferred rent	203	(553)
Changes in operating assets and liabilities, net of effects of the acquisition in
2010 and discontinued operations
Merchandise inventories, net	881	1,932
Prepaid expenses and other current assets	(238)	(16)
Accounts receivable	(1,506)	(591)
Due from Related Company, net	(682)	319
Other assets	3	14
Accounts payable, trade	8,396	(437)
Customer deposits	4,296	90
Accrued expenses and other current liabilities	(1,091)	(63)
Net cash used in operating activities of continuing operations	(157)	(3,347)

Cash flows from investing activities:
Capital expenditures	(478)	(273)
Purchase of business and assets of Related Company	(525)	-
Restricted cash	-	17
Sale of marketable auction rate securities	-	1,400
Net cash (used in) provided by investing activities of continuing operations	(1,003)	1,144

Cash flows from financing activities:
Principal payments under capital lease obligations	(32)	(30)
Net cash used in financing activities of continuing operations	(32)	(30)

Net decrease in cash and cash equivalents of continuing operations	(1,192)	(2,233)

Net decrease in cash and cash equivalents of operating activities
of discontinued operations	(56)	(806)

Cash and cash equivalents at beginning of period	5,609	9,057
Cash and cash equivalents at end of period	$4,361	$6,018

Supplemental disclosure of cash flow information:
Income taxes paid	$42	$18
Interest paid	$11	$14

See Notes to Consolidated Financial Statements

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 29, 2010
(In thousands, except for share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals other than the provision for loss on amounts due from the Related Company (see Note 5) and loss related to service contracts (see Note 7) in 2009) considered necessary for a fair presentation have been included. The operating results for the thirty-nine week period ended May 29, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2010.

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

NOTE 2: VOLUNTARY BANKRUPTCY FILING

The Company has incurred a net loss for the thirty-nine weeks ended May 29, 2010 and for the years ended August 29, 2009 and August 30, 2008, and has also used cash in its operating activities during such periods. In addition, the Company has both working capital and stockholders' deficiencies as of May 29, 2010. Further, during fiscal 2009, a finance company to which the Company sold receivables on a non-recourse basis terminated its agreement with the Company, credit card processors began holding back certain payments due to the Company for credit card purchases by customers, and the Related Company (see Note 5) failed to make timely payments to the Company by the required due dates. In November 2009, the Related Company defaulted on its payment obligations to the Company and the Company discontinued granting credit to the Related Company and provided an allowance for loss for the net balance due from the Related Company. In January 2010, the Company acquired the business of the Related Company and in connection therewith, wrote-off the net balance due from the Related Company and undertook to pay claims related to previously sold fabric and leather protection services which was the obligation of the Related Company. These events impacted the Company's liquidity.

During the thirteen weeks ended May 29, 2010, the Company experienced a delay in the receipt of merchandise from its principal supplier, which is located in China, which negatively impacted the Company’s revenues. This delay has continued subsequent to such period. In addition, during such period and thereafter, the credit card processor increased the hold back of certain payments due the Company (see Note 8). As a consequence of such events, as of May 29, 2010 and thereafter, amounts payable by the Company to its principal supplier were not paid by their extended due dates. Further, as settlement negotiations have progressed with respect to the Company’s previously disclosed employment class litigation it has become apparent that it would be required to make a $1.3 million cash payment as part of any such settlement (see Note 15).

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 29, 2010
(In thousands, except for share amounts)

Based on the above and other factors, on July 18, 2010, Jennifer Convertibles, Inc. and all of its subsidiaries filed voluntary petitions for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Under Chapter 11, the Company will continue to operate its business as a debtor-in-possession under court protection from its creditors and claimants, and intends to use Chapter 11 to reduce its liabilities and implement a plan of reorganization.

Upon consummation of the presently contemplated plan of reorganization agreed to with the Company’s principal supplier, which is also the Company’s principal creditor, such supplier will own 95% of the Company’s outstanding equity securities. In addition, such supplier has agreed, subject to certain conditions, to continue supplying merchandise throughout the Chapter 11 proceedings. The remaining 5% is to be owned by other creditors and the present equity interests will be cancelled. In exchange for the new equity interests to be issued, certain claims from the principal supplier, and other creditors will be extinguished. The ultimate resolution of the Chapter 11 proceedings will be determined by the Bankruptcy Court and will involve extensive court proceedings. Accordingly, there is no assurance that the contemplated plan of reorganization will be implemented.

The above conditions and events raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty or as a consequence of any plan of reorganization.

NOTE 3: RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance relating to accounting for transfers of financial assets that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The pronouncement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact, if any, the adoption of this pronouncement will have on its financial statements.

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
For the Thirty-Nine Weeks Ended May 29, 2010
(In thousands, except for share amounts)

NOTE 4: MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located as follows:

	May 29,	August 29,
	2010	2009
Showrooms	$5,320	$5,068
Warehouses	3,393	4,008
	$8,713	$9,076

Vendor discounts and allowances in respect of merchandise purchased by the Company are included as a reduction to the cost of inventory on hand and cost of sales upon sale of the merchandise.

NOTE 5: ACQUISITION OF BUSINESS OF RELATED COMPANY

Until December 31, 2009, 19 stores that were licensed by the Company, 17 of which were located in New York City and surrounding areas and were on a royalty-free basis, were owned and operated by a company (the “Related Company”) owned by the estate of a deceased stockholder of the Company who was also the brother-in-law of the Company’s Chairman of the Board and Chief Executive Officer. The sister of the Company’s Chief Executive Officer was the president of the Related Company.

As of December 31, 2009, after the Related Company defaulted on its payment obligations to the Company (see Note 6), the Company, in order to protect its brand and its customers, entered into an agreement (the “Agreement”) with the Related Company, pursuant to which, effective January 1, 2010, the Related Company ceased operations at the 19 owned stores, plus one store that it operated but did not own, and the Company began operating these stores solely for its own benefit and account. The Company agreed to purchase the inventory in the stores’ showrooms for $635, payable over five months and subject to offset under certain circumstances. The Agreement allowed the Company to evaluate each store location and negotiate with the landlords at such locations for entry into new leases and endeavor to cancel or defer the rent arrearages, which the Related Company advised aggregated approximately $300 as of January 1, 2010. The Company agreed to pay no more than $300 to settle the arrearages at all 20 stores, and if the arrearages exceeded $300, the Related Company agreed to reimburse the Company for such excess or such excess would be used to offset the amount the Company owed the Related Company for the purchase of the inventory. Other than the rent arrearages, the Company did not assume any liabilities of the Related Company. The Company also agreed to offer to employ all store employees previously employed by the Related Company, but agreed not to be responsible for any commissions, salary, health or other benefits or other compensation owed them prior to January 1, 2010. The Company agreed to be responsible for the costs of operating the stores on and after January 1, 2010, except with respect to stores vacated by the Company.

Pursuant to the Agreement, the Company agreed to extinguish $301 owed to the Company by the Related Company at December 31, 2009 under an Interim Agreement (see Note 6). In addition, the Related Company agreed to surrender to the Company 93,579 shares of the Company’s common stock owned by the Related Company.

As of July 19, 2010, the Company has entered into new leases for 18 of the 20 stores and has not vacated any of the stores.

The purchase price to acquire the activities and net assets of the Related Company approximated $936, consisting of $635 in cash, (of which $525 had been paid as of May 29, 2010) and $301 in receivables due from the Related Company, which was extinguished.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 29, 2010
(In thousands, except for share amounts)

The transaction has been accounted for as a business combination. The Company determined that the fair values of the net assets acquired exceeded the purchase price by approximately $23, which was recorded as a gain in the consolidated statement of operations for the thirty-nine weeks ended May 29, 2010. The Company believes that this bargain purchase resulted from the financial difficulties of the Related Company and its need for cash. The following table presents the estimated fair values of the assets acquired and the liabilities assumed and the gain attributable to the excess of such net assets over the purchase price:

Inventory	$786
Store fixtures, equipment and leasehold improvements	271
Order backlog	162
Treasury stock	125
Security deposits	16
Liability for rent arrearages	(151)
Customer deposits	(250)
Fair value of net assets acquired	959

Purchase price	936

Gain on acquisition of Related Company	$23

The results of operations of the 20 acquired stores are included in the Company’s results of operations, commencing on January 1, 2010 and are included in the Jennifer reportable segment. Five of the 20 stores previously operated by the Related Company shared a common wall with a Company-owned store and the acquired operations were combined with the Company’s store for operational purposes. The results of operations of these five stores (“Combined Stores”) are not maintained separately, but are combined with the respective Company-owned store.

The following revenues and earnings of the acquired stores, exclusive of the Combined Stores, since January 1, 2010 were included in the Company’s consolidated results of operations for the thirteen and thirty-nine weeks ended May 29, 2010:

	May 29, 2010
	Thirteen weeks ended	Thirty-nine weeks ended
Revenues	$2,820	$4,054
Operating income (loss)	$(7)	$244

Revenues of the Company from the 20 acquired stores pursuant to an Interim Agreement in effect for the period from November 27 through December 31, 2009 amounted to $91 and $1,359 for the thirteen and thirty-nine week periods ended May 29, 2010, respectively (see Note 6).

Pro forma earnings of the Company and the acquired stores as though the acquisition date had been as of the beginning of the fiscal 2010 and 2009 annual reporting periods is impracticable to present as the Company has been unable to obtain prior financial information as to the results of operations of the acquired stores other than revenue. Pro forma revenue, after elimination of Company revenues from the Related Company, was $25,737 for the thirteen-week period ended May 30, 2009 and $76,106 and $83,594 for the thirty-nine week periods ended May 29, 2010 and May 30, 2009, respectively.

The pro forma condensed revenues are not necessarily indicative of the revenues that would have been achieved had the acquisition been consummated as of the dates indicated or of the revenues that may be obtained in the future.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 29, 2010
(In thousands, except for share amounts)

NOTE 6: TRANSACTIONS WITH THE RELATED COMPANY

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Related Company pursuant to terms of the agreements prior to their termination on January 1, 2010:

	Increase (decrease) to Related Line Item in the
	Consolidated Statements of Operations
	Thirteen weeks ended		Thirty-nine weeks ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009
Net Sales:
Royalty income	$-	$22	$22	$75
Warehouse fees	-	450	455	1,097
Delivery charges	-	569	540	1,983
Total charged to the Related Company	$-	$1,041	$1,017	$3,155

Revenue from Service Contracts:
Fabric protection fees charged by the Related Company	$-	$-	$(100)	$(200)

	Increase (decrease) to Related Line Item in the
	Consolidated Statements of Operations
	Thirteen weeks ended		Thirty-nine weeks ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009
Selling, General and Administrative Expenses:
Administrative fees paid by the Related Company	$-	$(28)	$(30)	$(83)
Advertising reimbursement paid by the Related Company	-	(510)	(450)	(1,433)
Royalty expense paid to the Related Company	-	100	100	300
Net charged to the Related Company	$-	$(438)	$(380)	$(1,216)

During the thirteen and thirty-nine weeks ended May 29, 2010, the Related Company, through the Company, purchased approximately $0 and $2,574, respectively, of inventory, at cost.

During the year ended August 29, 2009, the Related Company failed to make payment in full of the amount due by the required due date in five instances. The shortfalls were paid off in full within the permitted grace periods no later than 22 days after the original due date. Any amounts due from the Related Company, that are not paid when due bear interest at the rate of 9% per annum until paid. In November 2009, the Related Company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to the Company as of August 29, 2009 within the 30-day grace period. As a result thereof, the Company provided an allowance for loss of $947 as of August 29, 2009, representing the net balance due from the Related Company as of such date after giving effect to subsequent payments received. In addition, during the thirteen weeks ended November 28, 2009, the Company provided an additional allowance for loss of $3,167 related to increases in the receivable from the Related Company principally resulting from transfers of inventory and charges for delivery services, warehousing services and advertising costs during such period. During December 2009, the Company recovered $39 from the Related Company. Further, effective as of November 27, 2009, as described below, the Company discontinued granting credit to the Related Company and, as collectability was not reasonably assured, discontinued recognizing warehousing fee revenue, advertising expense reimbursements and administration fees from the Related Company. In addition, the Company ceased paying royalty fees to the Related Company. In connection with the acquisition described in Note 5, in January 2010, the Company wrote off the $4,075 net balance due from the Related Company against the allowance for loss previously provided.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 29, 2010
(In thousands, except for share amounts)

Pursuant to a Purchasing Agreement, the Company purchased merchandise for the Company and the Related Company. The Related Company had 85 days after the end of the month in which the transactions originated to pay the amounts due. The Purchasing Agreement provided the Company with the ability to terminate upon written notice of any material breach of the agreement, which was not cured within 30 days. On November 18, 2009, the Company received notice from the Related Company that it would be in default of its obligations with respect to a scheduled payment and such payment was not made within the related grace period. Consequently, on November 25, 2009, the Company terminated the Purchasing Agreement. On December 11, 2009, the Company entered into an agreement effective as of November 27, 2009 (the “Interim Agreement”), pursuant to which sales written on or after November 27, 2009 at the stores owned by the Related Company were made on the Company’s behalf and the Related Company was entitled to compensation equal to 35% of the sales price of the merchandise (excluding home delivery fees and taxes) for writing such sales. With respect to sales written by the Related Company prior to November 27, 2009, the Related Company was obligated to pay the Company for the cost of the merchandise the day prior to the date the merchandise was shipped to the customer. The Related Company was obligated to continue paying for its operational costs, including the costs of its employees at its stores and its store lease costs, and to remit sales taxes on merchandise sold by it. The Interim Agreement was terminable by the Company upon 24 hours’ notice. As of December 18, 2009, the Related Company was not in compliance with the Interim Agreement.

Pursuant to the Agreement entered into on December 31, 2009, described in Note 5, all existing agreements between the Related Company and the Company were terminated.

NOTE 7: LOSS RELATED TO SERVICE CONTRACTS

Effective June 23, 2002, the Warehousing Agreement with the Related Company was amended whereby the Related Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Related Company on and after such date and assumed all performance obligations and risk of loss there under. In addition, the Related Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Related Company prior to June 23, 2002. On September 4, 2009, the Company entered into a sixth amendment to the Warehousing Agreement further extending the terms effective August 30, 2009 through August 28, 2010. The Related Company was entitled to receive a monthly payment of $50, payable by the Company 85 days after the end of the month, subject to an adjustment based on the volume of annual sales of the plans. The Company retained any remaining revenue from the sales of the plans. During fiscal 2009, the Company transitioned to an independent outside company, which assumed all performance obligations and risks of any loss under the protection plans for all Jennifer segment stores, except for certain stores located in New York and New Jersey. Effective as of November 29, 2009, the Company transitioned all of its stores to the independent outside company and no longer sells fabric and leather protection to be serviced by the Related Company. As described in Note 5 above, effective as of January 1, 2010, the Related Company ceased operations and will no longer provide the services previously contracted for by the Company. The Company, as a matter of customer relations, will likely have to pay for and arrange to supply services with respect to previously sold protection services. Accordingly, during the thirteen weeks ended February 27, 2010, the Company, based on a study utilizing historical claims data, recorded a $3,500 charge to operations for the estimated cost of supplying future services with respect to the previously sold protection services.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 29, 2010
(In thousands, except for share amounts)

NOTE 8: ACCOUNTS RECEIVABLE

Accounts receivable in the accompanying balance sheets represent amounts due from credit card processors and a finance company. Credit card processors pay the Company shortly after credit card purchases by customers and before merchandise is delivered. However, credit card companies have indicated to the Company that, in light of current economic and credit conditions, they are reexamining their payment policies. In this connection, in November 2008, the Company was notified by a credit card company that the credit card processor will, through December 17, 2008, hold back a minimum of $500 as a reserve against delivery by the Company of merchandise ordered by its credit card customers. During December 2008, the parties executed an agreement that increased the amount of the holdback to $800, extended processing services through June 2009 and modified certain other terms and conditions. During the thirteen week period ended May 29, 2010, the credit card processor held back an additional $1,137. As of May 29, 2010, the credit card company has held back approximately $1,937, which is included in accounts receivable. As of July 19, 2010, the credit card processor has held back approximately $4,000.

Prior to March 2009, the Company financed sales and sold financed receivables on a non-recourse basis to an independent finance company. The Company did not retain any interests in or service the sold receivables. The selling price of the receivables was dependent upon the payment terms with the customer and resulted in either a payment to or receipt from the finance company of a percentage of the receivable as a fee. In January 2009, the finance company terminated its dealer agreement with the Company effective March 8, 2009. On February 6, 2009, the parties executed a termination addendum pursuant to which the finance company may maintain a reserve equal to any pending disputes or claims. As of May 29, 2010, reserves held in connection with the termination addendum to cover possible disputes and claims had been released.

NOTE 9: TRANSACTIONS WITH CAYE AND CHINESE SUPPLIER

In July 2005, the Company entered into a Credit Agreement, as amended, (“Credit Agreement”) with Caye Home Furnishings, LLC and related entities (collectively “Caye”), which is also a vendor of the Company. Under the Credit Agreement, the Company was able to draw down up to $13,500 (the “Credit Facility”) for the purchase from Caye of merchandise subject to a formula based on eligible accounts receivable, inventory and cash in deposit accounts. The borrowings under the Credit Agreement were due 105 days from the date goods were received by the Company and bore interest for the period between 75 and 105 days at prime plus 0.75%. If the borrowings were not repaid after 105 days, the interest rate increased to prime plus 2.75%. The Credit Facility, which provided for certain financial covenants, was collateralized by a security interest in all of the Company’s assets, excluding restricted cash and required the Company to maintain deposit accounts of no less than $1,000.

On July 10, 2009, the Company and Caye entered into a letter agreement pursuant to which the Company agreed to pay down its debt to Caye by approximately $400 in exchange for Caye releasing its security interest in all of the Company’s assets and terminating all obligations under the Credit Agreement and related agreements. In addition, the amount required to be maintained in deposit accounts of no less than $1,000 became unrestricted and available for operating purposes. Currently, Caye has provided the Company with approximately $500 of trade credit. Neither the Company nor Caye incurred any termination costs or penalties as a result of the termination of the Credit Facility.

As of May 29, 2010 and August 29, 2009, the Company owed Caye approximately $348 and $403, respectively. Amounts payable to Caye are included in accounts payable, trade in the respective accompanying consolidated balance sheets.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 29, 2010
(In thousands, except for share amounts)

During January 2009, the Company began to transition from Caye to a Chinese supplier. The Chinese company which currently manufactures approximately 95% of what the Company historically ordered through Caye, provided a letter agreement in November 2008 to the effect that if Caye stopped supplying the Company prior to November 12, 2009, it would supply goods to the Company without interest and penalty and provide 75 days to pay for those goods and an additional 30-day grace period on amounts over 75 days at a per annum rate of 0.75% over prime, provided that in no event will the amount payable by the Company exceed $10,000. On April 13, 2009, the Company and the Chinese supplier amended and restated the terms of the letter agreement to provide, that effective August 1, 2009, the Company has up to 150 days to pay for the goods without interest or penalty. The amended and restated letter agreement terminates on September 30, 2010, provided that the parties had an understanding that they would review certain terms on October 31, 2009. After review of the terms, and as of July 19, 2010, the Chinese supplier has continued to supply the Company goods under the terms of the amended and restated letter agreement. On December 10, 2009, the Chinese supplier further amended the terms of the letter agreement extending the terms from 150 days to 180 days. Any amounts due that are not paid within the additional 30-day grace period will be charged interest at a per annum rate of 2% until payment is made. During May 2010, the Company exceeded the 180 day terms for which accrued interest was not significant as of May 29, 2010. Amounts payable to the Chinese supplier for purchases are denominated in U.S. dollars. As of May 29, 2010 and August 29, 2009, the Company owed the Chinese supplier approximately $13,121, and $8,400, respectively. Amounts payable to the Chinese supplier are included in accounts payable, trade in the respective accompanying consolidated balance sheets.

NOTE 10: INCOME TAXES

A valuation allowance has been established to offset the deferred tax asset to the extent that the Company has not determined that it is more likely than not that the future tax benefits will be realized.

Minimum and franchise taxes are included in selling, general and administrative expenses for the thirteen and thirty-nine week periods ended May 29, 2010 and May 30, 2009. Income tax expense for the thirteen and thirty-nine week periods ended May 29, 2010 and May 30, 2009 consists principally of state income taxes. The Company’s annual effective tax rate, which is used for interim reporting purposes, differs from the federal statutory rate principally due to the anticipated establishment of a valuation allowance related to deferred tax assets attributable to any net operating loss incurred in the 2010 and 2009 fiscal years.

The Company files federal and various state and local income tax returns. The 2007 through 2009 tax years remain open for examination by the federal and certain state and local taxing authorities under the normal three-year statute of limitations and the 2006 through 2009 tax years remain open for examination by certain state tax authorities under a four-year statute of limitations.

NOTE 11: STOCK OPTION PLANS

There were no stock options granted to employees during the thirty-nine week period ended May 29, 2010 or the year ended August 29, 2009, and there was no employee compensation expense related to stock options or other stock based awards during the periods ended May 29, 2010 and May 30, 2009.

NOTE 12: DISCONTINUED OPERATIONS

During fiscal year 2010, the Company anticipates closing stores in territories it deems to be unprofitable to continue to operate. As stores are closed, their results are reported as discontinued operations in the consolidated statement of operations for the current and prior periods, except for those stores where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 29, 2010
(In thousands, except for share amounts)

During the thirty-nine week period ended May 29, 2010, the Company closed four stores in New York, three in California (San Diego territory), two in Arizona, two in Nevada, two in New Hampshire, one in Georgia, one in Maryland, one in Massachusetts, and one in Illinois. The operating results of the closed stores in New York, Maryland, Massachusetts, and Illinois are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective area. The operating results of the ten closed stores in Arizona, California (San Diego territory), Georgia, New Hampshire, and Nevada are reported in discontinued operations, and the results of operations for the periods ended May 30, 2009 have been restated to include these stores as discontinued operations. During fiscal 2009, the Company closed seven stores consisting of two in Illinois, two in Missouri, one in Virginia, one in Arizona and one in New York. The operating results of the ten closed stores in Illinois, Virginia and New York were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas. The operating results of the two closed stores in Missouri and the one in Arizona were reported as discontinued operations.

Revenues from the closed stores reported as discontinued operations amounted to $395 and $505 in the thirteen week periods ended May 29, 2010 and May 30, 2009, respectively, and $1,467 and $2,027 in the thirty-nine week periods ended May 29, 2010 and May 30, 2009, respectively.

NOTE 13: SEGMENT INFORMATION

On October 27, 2006, the Company’s wholly owned subsidiary, Hartsdale Convertibles, Inc. (“Hartsdale”), entered into the Ashley Homestores, Ltd. Trademark Usage Agreement (the “Trademark Usage Agreement”) with Ashley Homestores, Ltd. (“Ashley”), pursuant to which Hartsdale was granted a five-year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories. During the five-year term of the Trademark Usage Agreement, Hartsdale will use its best efforts to solicit sales of Ashley products and accessories at the authorized locations, and in consultation with Ashley, develop annual sales goals and marketing objectives reasonably designed to assure maximum sales and market penetration of the Ashley products and accessories in the licensed territory. The Company has guaranteed the obligations of Hartsdale under the Trademark Usage Agreement. The Company opened an Ashley Furniture HomeStore in each of the fiscal years 2007 and 2008. During the thirty-nine week period ended May 29, 2010, the Company has opened four additional stores and has opened another store subsequent to May 29, 2010.

Prior to the Trademark Usage Agreement, the Company operated in a single reportable segment, the operation of Jennifer specialty furniture retail stores. Subsequent thereto, the Company has determined that it has two reportable segments organized by product line: Jennifer (specialty furniture retail stores) and Ashley (a big box, full line home furniture retail stores). There are no inter-company sales between segments. The Company does not allocate indirect expenses such as compensation to executives and corporate personnel, corporate facility costs, professional fees, information systems, finance, insurance, and certain other operating costs to the individual segments. These costs apply to all of the Company’s businesses and are reported and evaluated as corporate expenses for segment reporting purposes.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 29, 2010
(In thousands, except for share amounts)

The following tables present segment level financial information for the thirteen and thirty-nine week periods ended May 29, 2010 and May 30, 2009:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009
Revenue:
Jennifer	$17,330	$18,160	$56,144	$60,361
Ashley	5,309	3,488	13,892	9,323
Total Consolidated	$22,639	$21,648	$70,036	$69,684

	Thirteen weeks ended		Thirty-nine weeks ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009
Segment income (loss)
from continuing operations
before income taxes
Jennifer	$(2,918)	$(170)	$(12,836)(a)(b)	$(794)
Ashley	144	424	691	865
Total for Reportable Segments	$(2,774)	$254	$(12,145)	$71

(a)	Includes $3,500 loss related to service contracts (see Note 7).
(b)	Includes $3,128 loss related to amounts due from Related Company (see Note 6).

Reconciliation:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009
Loss from continuing operations
before income taxes for reportable segments	$(2,774)	$254	$(12,145)	$71
Corporate expenses and other	(1,890)	(1,541)	(5,581)	(5,002)
Loss from continuing
operations before income taxes	$(4,664)	$(1,287)	$(17,726)	$(4,931)

	May 29,	August 29,
	2010	2009
Total Assets:
Jennifer	$12,568	$16,034
Ashley	4,346	2,456
Corporate (a)	4,731	5,979
Total Consolidated	$21,645	$24,469

(a)	Corporate assets consist primarily of cash and cash equivalents, restricted cash, and prepaid expenses and other current assets.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 29, 2010
(In thousands, except for share amounts)

NOTE 14: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities are as follows:

	May 29,	August 29,
	2010	2009
Estimated claims related to service contracts	$3,050	$-
Advertising	1,732	1,883
Litigation	1,300	1,300
Payroll and bonuses	575	613
Due to Related Company	110	-
Rent (including arrearages related to
acquisition of Related Company of $80 in 2010)	625	949
Other	1,247	1,256

	$8,639	$6,001

NOTE 15: CONTINGENCIES AND OTHER

On July 16, 2009, a complaint styled as a putative class action was filed against the Company in the United States District Court of the Northern District of California by an individual and on behalf of all others similarly situated. The complaint seeks unspecified damages for alleged violations of the California Labor Code, the California Business and Professions Code and the federal Fair Labor Standards Act. Such alleged violations include, among other things, failure to pay overtime, failure to reimburse certain expenses, failure to provide adequate rest and meal periods and other labor related complaints. Before engaging in discovery and extensive pre-trial proceedings, the parties participated in an early mediation. The plaintiff offered to settle for 20% of the Company’s outstanding common stock in an amount guaranteed to be worth at least $2,000 on the date of distribution. If the value of the stock as of the date of distribution is less than $2,000 the Company would distribute cash to make up the difference between the value of the stock and $2,000. In addition, the Company would pay $400 over a five-year period. During November 2009, the Company proposed a counter offer for $300 in cash over a five-year period, with $100 to be paid up front and the balance to be secured by the Company’s assets, and between 600,000 and 800,000 shares of stock. The number of shares to be issued would be shares sufficient to reach a value of $1,000 as of the time of issuance, subject to a cap of 800,000 shares and a minimum distribution of 600,000 shares, regardless of the actual value at the time of issuance. The plaintiff rejected the Company’s counter offer but made a new proposal, which included the stock component proposed by the Company, and increased the cash component to a total of $1,500 paid in equal installments over a five-year period, with $300 to be paid up front and the balance to be secured. The Company has determined that it is probable that it has some liability. Based on the offer and counter offer, the Company estimates the liability ranges between $1,300 and $2,500, with no amount within that range a better estimate than any other amount. Accordingly, in accordance with existing GAAP, the Company has accrued $1,300 as of May 29, 2010 and August 29, 2009. Such amount is included in accrued expenses and other current liabilities on the respective accompanying consolidated balance sheets. On June 18, 2010 the parties attended a court ordered settlement conference and reached a preliminary settlement. The total classwide settlement was for $1,300 with $300 due in escrow by August 17, 2010 and the remainder due January 15, 2011 or as soon thereafter as the court approves the final settlement.

The Company is involved in other litigation in the normal course of business, which management believes will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 29, 2010
(In thousands, except for share amounts)

On January 7, 2010, the Company received notice from the staff of the NYSE Amex LLC (the “Exchange”) that, based on the Exchange’s review of the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2009, the Company was not in compliance with certain conditions of the Exchange’s continued listing standards under Section 1003(a)(i) of the Exchange’s Company Guide (the “Company Guide”) because its stockholders’ equity was less than $2,000 and the Company had losses from continuing operations and net losses in two of its three most recent fiscal years. Pursuant to Section 1009 of the Company Guide, the Company was offered the opportunity to submit a plan of compliance by advising the Exchange of actions that it had taken or would take to bring it in compliance by July 7, 2011. The Company, on February 17, 2010, notified the Exchange that it would not be submitting such plan. As a result, the Company’s stock ceased trading on the Exchange effective as of March 8, 2010 and began trading on the Over-The-Counter Bulletin Board under the symbol “JENN”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this Report.

Forward-Looking Information

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to, the risk factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 29, 2009, as filed with the Securities and Exchange Commission (“SEC”) and Item 1A in Part II of this Quarterly Report. In addition to statements that explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms “believes,” “belief,” “expects,” “intends,” “plans” or “anticipates” to be uncertain and forward looking.

Overview

We are the owner of sofabed specialty retail stores that specialize in the sale of a complete line of sofa beds and companion pieces such as loveseats, chairs and recliners. We also have specialty retail stores that specialize in the sale of leather furniture. In addition, we have stores that sell both fabric and leather furniture. During fiscal 2008 and 2007, we opened full line home furniture retail stores that sell products and accessories of Ashley Homestores, Ltd. (“Ashley”). During the thirty-nine week period ended May 29, 2010, we opened four additional Ashley stores. We have determined that we have two reportable segments organized by product line: Jennifer (specialty furniture retail stores) and Ashley (big box, full line home furniture retail stores).

As discussed elsewhere herein, during the thirteen weeks ended May 29, 2010, we experienced a delay in the receipt of merchandise from our principal supplier, which is located in China, which negatively impacted our revenues. This delay has continued subsequent to such period. In addition, during such period and thereafter, the credit card processor increased the hold back of certain payments due to us. As a consequence of such events, as of May 29, 2010 and thereafter, amounts payable by us to our principal supplier were not paid by their extended due dates. Further, as settlement negotiations have progressed with respect to our previously disclosed employment class litigation it has become apparent that we would be required to make a $1.3 million cash payment as part of any such settlement.

Based on the above and other factors, on July 18, 2010, we filed a voluntary petition for bankruptcy (the “Bankruptcy Case”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Under Chapter 11, we will continue to operate our business as a debtor-in-possession under court protection from our creditors and claimants, and intend to use Chapter 11 to reduce our liabilities and implement a plan of reorganization. In light of such filing, the information presented in this Management’s Discussion and Analysis is not necessarily indicative of results that we may achieve in the future. It is impossible to predict the effect of the filing on our reputation, customers, vendors and others, but it can be expected to have a material adverse effect on all of them.

Upon consummation of the presently contemplated plan of reorganization agreed to with our principal supplier, which is also our principal creditor, such supplier will own 95% of our outstanding equity securities. In addition, such supplier has agreed, subject to certain conditions, to continue supplying merchandise throughout the Chapter 11 proceedings. The remaining 5% is to be owned by other creditors and the present equity interests will be cancelled. In exchange for the new equity interests to be issued, certain claims from the principal supplier, and other creditors will be extinguished. The ultimate resolution of the Bankruptcy Case will be determined by the Bankruptcy Court and will involve extensive court proceedings. Accordingly, there is no assurance that the contemplated plan of reorganization will be implemented or that the Company will continue as a going concern.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of consolidated revenue from continuing operations contributed by each class:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009
Merchandise Sales – net	82.5%	78.6%	81.4%	78.9%
Home Delivery Income	12.4%	10.6%	12.0%	10.9%
Charges to the Related Company	0.0%	4.8%	1.5%	4.5%
Net Sales	94.9%	94.0%	94.9%	94.3%

Revenue from Service Contracts	5.1%	6.0%	5.1%	5.7%

Total Revenue	100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended May 29, 2010 Compared to Thirteen Weeks Ended May 30, 2009

Revenue

Jennifer Segment

Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Net sales from continuing operations were $16,375,000 and $16,987,000 for the thirteen-week periods ended May 29, 2010 and May 30, 2009, respectively. Net sales from continuing operations decreased by 3.6%, or $612,000 for the thirteen-week period ended May 29, 2010 compared to the thirteen-week period ended May 30, 2009. The decrease is attributable to the decline in overall demand within the furniture industry sector due to the prevailing conditions of the U.S. economy. In addition, there have been store closings, delays in receipt of merchandise from our Chinese supplier and a major domestic supplier began closing its upholstered furniture manufacturing plant. Further, the lack of private label customer financing has negatively impacted the Company’s written sales in a time during which personal credit lines and limits have been tightened. Net sales from continuing operations for the thirteen-week period ended May 29, 2010 included net sales from the Acquired Stores, exclusive of the Combined Stores, of $2,678,000. Net sales from continuing operations for the Combined Stores was $1,690,000 and $1,048,000 for the thirteen-week periods ended May 29, 2010 and May 30, 2009, respectively. In addition, net sales from continuing operations for the thirteen-week period ended May 29, 2010 included $87,000 in connection with an interim agreement between us and the related company prior to our acquisition of the Acquired Stores (the “Interim Agreement”).

Revenue from service contracts from continuing operations decreased by 18.6% in the thirteen-week period ended May 29, 2010 to $955,000 from $1,173,000 for the thirteen-week period ended May 30, 2009. The decrease is primarily attributable to fewer merchandise sales during the thirteen-week period ended May 29, 2010, compared to the same period ended May 30, 2009. Revenue from service contracts from continuing operations for the thirteen-week period ended May 29, 2010 included revenues from the Acquired Stores, exclusive of the Combined Stores, of $142,000. Revenue from service contracts from continuing operations for the Combined Stores was $91,000 and $68,000 for the thirteen-week periods ended May 29, 2010 and May 30, 2009, respectively. In addition, revenue from service contracts from continuing operations for the thirteen-week period ended May 29, 2010 included $4,000 in connection with the Interim Agreement.

Ashley Segment

Net sales from continuing operations were $5,106,000 and $3,363,000 for the thirteen-week periods ended May 29, 2010 and May 30, 2009, respectively. Net sales from continuing operations increased by 51.8%, or $1,743,000 for the thirteen-week period ended May 29, 2010 compared to the thirteen-week period ended May 30, 2009. The increase is largely attributable to four new Ashley locations open during the thirteen-week period ended May 29, 2010, that were not open during the same thirteen week period last year, as well as positive results of increased promotional efforts.

Revenue from service contracts from continuing operations increased by 62.4% in the thirteen-week period ended May 29, 2010 to $203,000 from $125,000 for the thirteen-week period ended May 30, 2009. The increase was primarily attributable to four new Ashley locations open during the thirteen-week period ended May 29, 2010, that were not open during the same thirteen week period last year, compared to the same period ended May 30, 2009.

Consolidated

Consolidated same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased 19.6% for the thirteen weeks ended May 29, 2010, compared to the same period ended May 30, 2009. During the thirteen weeks ended May 29, 2010 the Jennifer segment closed 12 stores, of which five are reported in continuing operations and seven are reported in discontinued operations. Total square footage from continuing operations leased for the Jennifer segment decreased by 22,500 square feet or 3.5% as a result of the store closings. Total square footage leased for the Ashley segment increased by 7,200 square feet or 6.4% during the thirteen weeks ended May 29, 2010 due to the opening of one store.

Cost of Sales

Cost of sales, as a percentage of revenue for the thirteen-week period ended May 29, 2010, was 76.8% compared to 71.1% for the same period ended May 30, 2009. Cost of sales from continuing operations increased to $17,389,000 for the thirteen weeks ended May 29, 2010 from $15,388,000 for the thirteen weeks ended May 30, 2009.

Cost of sales is comprised of five categories: cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

The increase in the percentage of cost of sales is due mainly to an increase in fixed costs . Cost of sales for the thirteen-week period ended May 29, 2010 includes an increase in occupancy costs of $1,039,000, which is mainly attributable to four new Ashley store open during the thirteen weeks ended May 29, 2010 and the operation of the Acquired Stores.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $9,682,000 (42.8% as a percentage of revenue) and $7,323,000 (33.8% as a percentage of revenue) during the thirteen-week periods ended May 29, 2010 and May 30, 2009, respectively.

Selling, general and administrative expenses for the thirteen-week period ended May 29, 2010 includes an increase of $717,000 for the Ashley segment, an increase of $1,306,000 for the Jennifer segment and an increase of $336,000 related to corporate activities, consisting of compensation, advertising, finance fees and other administrative costs.

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

Compensation expense increased $647,000 during the thirteen-week period ended May 29, 2010 compared to the same period ended May 30, 2009. Compensation expense increased by $96,000 for the Jennifer segment, increased $364,000 for the Ashley segment and increased by $187,000 for corporate activities. The increase in the Jennifer segment was primarily attributable to revised compensation arrangements with salespersons. The increase for the Ashley segment is largely due to the opening of four new stores. Corporate compensation increased due to the termination of the voluntary salary reductions by the Chief Executive Officer and Executive Vice President as of December 31, 2009.

Advertising expense increased $1,393,000 during the thirteen-week period ended May 29, 2010 compared to the same period ended May 30, 2009. Advertising expense increased by $1,193,000 for the Jennifer segment and increased by $200,000 for the Ashley segment. The increase for the Jennifer segment is due to $377,000 of advertising expense reimbursements that would have been charged to the related company if the management agreement and license were not terminated as of December 31, 2009 and an increase in television and print promotional efforts for the thirteen-week period ended May 29, 2010 compared to the same period ended May 30, 2009. The increase for the Ashley segment is largely due to the opening of four new stores.

Finance fees increased $58,000 during the thirteen-week period ended May 29, 2010 compared to the same period ended May 30, 2009. The increases for the Jennifer and Ashley segments in the amount of $17,000 and $41,000, respectively, are primarily attributable to the termination of private label customer financing during March 2009, as well as increased transaction rates charged by our credit card processors that became effective February 2009. The increase for the Ashley segment can also be attributed to the opening of four new stores and the corresponding increase in the number of credit card transactions for this segment.

Other administrative costs increased $261,000 during the thirteen-week period ended May 29, 2010 compared to the same period ended May 30, 2009. The Jennifer segment administrative costs were comparable period to period. The Ashley segment increased in the amount of $112,000 largely due to the opening of four new stores during the thirty-nine weeks ended May 29, 2010. Corporate activities increased $149,000 due to an increase in professional fees.

Loss from Continuing Operations

The loss from continuing operations was $4,666,000 and $1,292,000 for the thirteen-week periods ended May 29, 2010 and May 30, 2009, respectively. The loss from continuing operations for the thirteen-week periods ended May 29, 2010 and May 30, 2009 includes income of $144,000 and $419,000, respectively, related to our Ashley segment.

Loss from Discontinued Operations

During the thirteen week period ended May 29, 2010, the Company closed two stores in New York, two in California (San Diego territory), two in Nevada, two in New Hampshire, one in Illinois, one in Maryland, one in Massachusetts, and one in Georgia. The operating results of the closed stores in Illinois, New York, Maryland and Massachusetts are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed store from other stores in their respective area. The operating results of the closed stores in Georgia, New Hampshire, California (San Diego territory), and Nevada, along with Arizona stores closed during the prior quarters, are reported in discontinued operations, and the results of operations for the thirteen-week period ended May 30, 2009 has been restated to include these stores as discontinued operations. During fiscal 2009, the Company closed seven stores consisting of two in Illinois, two in Missouri, one in Virginia, one in Arizona and one in New York. The operating results of the closed stores in Illinois, Virginia and New York were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas. The operating results of the two closed stores in Missouri and the one in Arizona were reported as discontinued operations. Loss from discontinued operations amounted to $109,000 and $240,000 for the thirteen-week periods ended May 29, 2010 and May 30, 2009, respectively.

Revenues from the closed stores reported as discontinued operations amounted to $395,000 and $505,000 in the thirteen-week periods ended May 29, 2010 and May 30, 2009, respectively.

Net Loss

Net loss for the thirteen-week period ended May 29, 2010 was $4,775,000, compared to net loss of $1,532,000 for the thirteen-week period ended May 30, 2009. This change is primarily attributable to delays in receipt of merchandise from our Chinese supplier and the closing of the upholstered furniture manufacturing plant of a major domestic supplier and the impact of such changes on the Jennifer segment revenues. In addition, there has been an increase in certain fixed costs mainly attributable to the operation of the Acquired Stores.

Thirty-nine Weeks Ended May 29, 2010 Compared to Thirty-nine Weeks Ended May 30, 2009

Revenue

Jennifer Segment

Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Net sales from continuing operations were $53,084,000 and $56,700,000 for the thirty-nine week periods ended May 29, 2010 and May 30, 2009, respectively. Net sales from continuing operations decreased by 6.4%, or $3,616,000 for the thirty-nine week period ended May 29, 2010 compared to the thirty-nine-week period ended May 30, 2009. The decrease is attributable to the decline in overall demand within the furniture industry sector due to the prevailing conditions of the U.S. economy. In addition, there have been store closings and delays in receipt of merchandise from our Chinese supplier and a major domestic supplier began closing its upholstered furniture manufacturing plant. Further, the lack of private label customer financing has negatively impacted the Company’s written sales in a time during which personal credit lines and limits have been tightened. Net sales from continuing operations for the thirty-nine week period ended May 29, 2010 included net sales from the Acquired Stores, exclusive of the Combined Stores, of $3,847,000. Net sales from continuing operations for the Combined Stores was $4,167,000 and $3,546,000 for the thirty-nine week periods ended May 29, 2010 and May 30, 2009, respectively. In addition, net sales from continuing operations for the thirty-nine week period ended May 29, 2010 included $1,283,000 in connection with the Interim Agreement.

Revenue from service contracts from continuing operations decreased by 16.4% in the thirty-nine week period ended May 29, 2010 to $3,060,000, from $3,661,000 for the thirty-nine week period ended May 30, 2009. The decrease is primarily attributable to fewer merchandise sales during the thirty-nine week period ended May 29, 2010, compared to the same period ended May 30, 2009. Revenue from service contracts from continuing operations for the thirty-nine week period ended May 29, 2010 included revenues from the Acquired Stores, exclusive of the Combined Stores, of $207,000. Revenue from service contracts from continuing operations for the Combined Stores was $243,000 and $226,000 for the thirty-nine week periods ended May 29, 2010 and May 30, 2009, respectively. In addition, revenue from service contracts from continuing operations for the thirty-nine week period ended May 29, 2010 included $76,000 in connection with the Interim Agreement.

Ashley Segment

Net sales from continuing operations were $13,351,000 and $9,000,000 for the thirty-nine week periods ended May 29, 2010 and May 30, 2009, respectively. Net sales from continuing operations increased by 48.3%, or $4,351,000, for the thirty-nine week period ended May 29, 2010 compared to the thirty-nine week period ended May 30, 2009. The increase is largely attributable to four new Ashley locations opened during the thirty-nine weeks ended May 29, 2010, as well as positive results of increased promotional efforts.

Revenue from service contracts from continuing operations increased by 67.5% in the thirty-nine week period ended May 29, 2010 to $541,000 from $323,000 for the thirty-nine week period ended May 30, 2009. The increase was primarily attributable to the opening of four new Ashley locations and greater merchandise sales during the thirty-nine week period ended May 29, 2010, compared to the same period ended May 30, 2009.

Consolidated

Consolidated same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased 11.7% for the thirty-nine weeks ended May 29, 2010, compared to the same period ended May 30, 2009. During the thirty-nine weeks ended May 29, 2010, 17 stores closed, of which seven are reported in continuing operations and 10 are reported in discontinued operations, and another store relocated. Total square footage from continuing operations leased for the Jennifer segment increased by 44,357 square feet, or 7.7%, as a result of the Acquired Stores, net of store closings. Total square footage leased for the Ashley segment increased by 59,700 square feet, or 99.5%, during the thirty-nine weeks ended May 29, 2010 due to the opening of four stores.

Cost of Sales

Cost of sales, as a percentage of revenue for the thirty-nine week period ended May 29, 2010, was 74.9% compared to 71.0% for the same period ended May 30, 2009. Cost of sales from continuing operations increased to $52,455,000 for the thirty-nine weeks ended May 29, 2010 from $49,510,000 for the thirty-nine weeks ended May 30, 2009.

Cost of sales is comprised of five categories: cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

The increase in the percentage of cost of sales is due mainly to an increase in fixed. Cost of sales for the thirty-nine week period ended May 29, 2010 includes an increase in occupancy costs of $1,606,000, which is mainly attributable to the opening of four new Ashley stores and the operation of the Acquired Stores. This increase was partially offset by decreases in certain leases for the Jennifer segment as result of lease modifications negotiated on an on-going basis.

Loss related to service contracts

Effective January 1, 2010, the related company ceased operations and will no longer provide the services previously contracted for by us. As a matter of customer relations, we will likely have to pay for and arrange to supply services with respect to previously sold protection services. Accordingly, during the thirty-nine weeks ended May 29, 2010, we recorded a $3,500,000 charge to operations for the estimated cost of supplying future services with respect to the previously sold protection services.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $28,015,000 (40.0% as a percentage of revenue) and $24,280,000 (34.8% as a percentage of revenue) during the thirty-nine week periods ended May 29, 2010 and May 30, 2009, respectively.

Selling, general and administrative expenses for the thirty-nine week period ended May 29, 2010 includes an increase of $1,456,000 for the Ashley segment, an increase of $1,815,000 for the Jennifer segment and an increase of $464,000 related to corporate activities, consisting of compensation, advertising, finance fees and other administrative costs.

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

Compensation expense increased $591,000 during the thirty-nine week period ended May 29, 2010 compared to the same period ended May 30, 2009. Compensation expense decreased by $346,000 for the Jennifer segment, increased $740,000 for the Ashley segment and increased by $197,000 for corporate activities. The decrease in the Jennifer segment was primarily attributable to lower sales volume, which resulted in lower compensation expense to salespersons and the closing of 17 stores. These decreases are net of the increase resulting from the hiring of salespersons at the Acquired Stores. The increase for the Ashley segment is largely due to the opening of four new stores during the thirty-nine weeks ended May 29, 2010. Corporate compensation increased due to the termination of voluntary salary reductions by the Chief Executive Officer and Executive Vice President as of December 31, 2009.

Advertising expense increased $2,335,000 during the thirty-nine week period ended May 29, 2010 compared to the same period ended May 30, 2009. Advertising expense increased by $2,013,000 for the Jennifer segment and increased by $322,000 for the Ashley segment. The increases for the Jennifer and Ashley segments are due to advertising expenses relating to our Labor Day promotion incurred during the thirty-nine week period ended May 29, 2010, which were not incurred during the thirty-nine week period ended May 30, 2009. Furthermore, the increase for the Jennifer segment reflects $779,000 of advertising expense reimbursements that would have been charged to the related company if the management agreement and license had not been terminated as of December 31, 2009 and an increase in television and print promotional efforts for the thirty-nine week period ended May 29, 2010 compared to the same period in the prior year. The increase for the Ashley segment is largely due to the opening of four new stores during the thirty-nine weeks ended May 29, 2010.

Finance fees increased $486,000 during the thirty-nine week period ended May 29, 2010 compared to the same period ended May 30, 2009. The increases for the Jennifer and Ashley segments in the amount of $336,000 and $150,000, respectively, are primarily attributable to the termination of private label customer financing during March 2009, as well as increased transaction rates charged by our credit card processors that became effective February 2009. Additionally, the Jennifer increase includes $98,000 of fees related to the Acquired Stores. The increase for the Ashley segment can also be attributed to the opening of four new stores and the corresponding increase in the number of credit card transactions for this segment during the thirty-nine week period ended May 29, 2010.

Other administrative costs increased $323,000 during the thirty-nine week period ended May 29, 2010 compared to the same period ended May 30, 2009. The Jennifer segment decreased in the amount of $188,000 as a result of cost reductions at the store levels. The Ashley segment increased in the amount of $244,000 largely due to the opening of four new stores. Corporate activities increased $267,000 due to an increase in professional fees.

Provision for Loss on Amounts Due From the Related Company

During the year ended August 29, 2009, the related company failed to make payment in full of the amount due by the required due date in five instances. The shortfalls were paid off in full during the permitted grace period no later than 22 days after the original due date, including interest at the rate of 9% per annum. In November 2009, the related company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to us as of August 29, 2009 within the 30-day grace period. As a result thereof, we provided an allowance for loss of $947,000 as of August 29, 2009, representing the net balance due from the related company as of such date after giving effect to subsequent payments received. During the thirty-nine week period ended November 28, 2009, we provided an additional allowance for loss of $3,167,000 related to increases in the receivable from the related company principally resulting from transfers of inventory and charges for delivery services, warehousing services and advertising costs during such period. During December 2009, we recovered $39,000 from the related company.

Loss from Continuing Operations

The loss from continuing operations was $17,732,000 and $4,937,000 for the thirty-nine week periods ended May 29, 2010 and May 30, 2009, respectively. The loss from continuing operations for the thirty-nine week periods ended May 29, 2010 and May 30, 2009 includes income of $691,000 and $858,000, respectively, related to our Ashley segment.

Loss from Discontinued Operations

During the thirty-nine week period ended May 29, 2010, the Company closed four stores in New York, three in California (San Diego territory), two in Nevada, two in New Hampshire, two in Arizona, one in Illinois, one in Massachusetts, one in Maryland, and one in Georgia. The operating results of the closed stores in New York, Maryland, Massachusetts and Illinois are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed store from other stores in their respective areas. The operating results of the closed stores in Arizona, California (San Diego territory), Georgia, New Hampshire, and Nevada are reported in discontinued operations, and the results of operations for the thirty-nine week period ended May 30, 2009 has been restated to include these stores as discontinued operations. During fiscal 2009, the Company closed seven stores consisting of two in Illinois, two in Missouri, one in Virginia, one in Arizona and one in New York. The operating results of the closed stores in Illinois, Virginia and New York were recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas. The operating results of the two closed stores in Missouri and the one in Arizona were reported as discontinued operations. Loss from discontinued operations amounted to $326,000 and $808,000 for the thirty-nine week periods ended May 29, 2010 and May 30, 2009, respectively.

Revenues from the closed stores reported as discontinued operations amounted to $1,467,000 and $2,027,000 in the thirty-nine week periods ended May 29, 2010 and May 30, 2009, respectively.

Net Loss

Net loss for the thirty-nine week period ended May 29, 2010 was $18,058,000, compared to net loss of $5,745,000 for the thirty-nine week period ended May 30, 2009. This change is primarily attributable to the decrease in revenues for the Jennifer segment due to the prevailing economic conditions, the delays in receipt of merchandise from our Chinese supplier and the closing of the upholstered furniture manufacturing plant of a major domestic supplier, a $3,128,000 provision for loss on amounts due from the related company, a $3,500,000 charge to operations for the estimated cost of supplying future services with respect to the previously sold protection services and increases in certain fixed costs mainly due to the operation of the Acquired Stores.

Liquidity and Capital Resources

The Company filed for voluntary bankruptcy on July 18, 2010 as discussed more fully below.

As of May 29, 2010, we had a working capital deficiency of $23,321,000 compared to a deficiency of $5,322,000 at August 29, 2009 and had available cash and cash equivalents of $4,361,000 compared to $5,609,000 at August 29, 2009. The increase in working capital deficiency is a result of losses from operations, including a provision for loss on amounts due from the related company in the amount of $3,128,000 and a $3,500,000 reserve for the estimated cost of supplying future services with respect to the previously sold protection services. The losses from operations are attributable to the collective effects of several events that occurred during the thirty-nine weeks ended May 29, 2010. We experienced a delay in the receipt of merchandise from its Chinese supplier and a major domestic supplier began closing its upholstered furniture manufacturing plant, which impacted our revenues. Further, the lack of private label customer financing has negatively impacted our sales in a time during which personal credit lines and limits have been tightened. The stores acquired from the Related Company generated lower than anticipated profits during the thirteen weeks ended May 29, 2010 and shipping costs increased worldwide thereby effecting our margins.

During the fiscal year ended August 29, 2009, the related company failed to make payment in full in five instances. The shortfalls were paid off in full within the permitted grace periods no more than 22 days after the original due date, including interest at a rate of 9% per annum. Subsequent to year end, the related company continued to make late payments. In November 2009, the related company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to us as of August 29, 2009 within the 30-day grace period. As a result thereof, we provided an allowance for loss of $947,000 as of August 29, 2009, representing the net balance due from the related company as of such date after giving effect to subsequent payments received. In addition, in the quarter ended November 28, 2009, we provided an additional allowance for loss of $3,167,000 related to increases in the receivable from the related company principally resulting from transfers of inventory and charges for delivery services, warehousing services and advertising costs in the quarter then ended. During December 2009, we recovered $39,000 from the related company.

As of December 31, 2009, we entered into an agreement with the related company, pursuant to which, effective January 1, 2010, the related company ceased operations at the Acquired Stores and we began operating the Acquired Stores solely for our benefit and account (the “Agreement”) in order to protect our brand and our customers. The Agreement allowed us to evaluate each Acquired Store location and negotiate with the landlords at such locations for entry into new leases at such Acquired Stores and endeavor to cancel or defer the rent arrearages, which the related company advised aggregated approximately $300,000 as of January 1, 2010. We agreed to pay no more than $300,000 to settle the arrearages at all 20 Acquired Stores and if the arrearages exceed $300,000 the related company would reimburse us for such excess or such excess would be used to offset the amount we owe the related company for the purchase of the inventory. Other than the rent arrearages, we did not assume any liabilities of the related company. We also agreed to offer to employ all Acquired Store employees employed by the related company but agreed not to be responsible for any commissions, salary, health or other benefits or other compensation owed them prior to January 1, 2010. We agreed to be responsible for the costs of operating the Acquired Stores on and after January 1, 2010, except with respect to Acquired Stores vacated by us.

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

Effective as of November 29, 2009, we transitioned all of our stores to an alternative provider of fabric and leather protection and no longer sell fabric and leather protection to be serviced by the related company. As described above, effective January 1, 2010, the related company ceased operations. Accordingly, during the thirty-nine week period ended May 29, 2010, we incurred a $3,500,000 charge to operations for the estimated cost of supplying future services with respect to the previously sold protection services.

On July 11, 2005, we entered into a Credit Agreement, as amended, (the “Credit Agreement”) and a Security Agreement (the “Security Agreement”) with Caye Home Furnishings, LLC, Caye Upholstery, LLC and Caye International Furnishings, LLC (collectively, “Caye”). Under the Credit Agreement, Caye agreed to make available to us a credit facility (the “Credit Facility”) of up to $13,500,000, effectively extending Caye’s payment terms for merchandise shipped to us from 75 days to 105 days after receipt of goods. The borrowings under the Credit Agreement were due 105 days from the date goods were received by us and bore interest for the period between 75 and 105 days at prime plus 0.75%. If the borrowings were not repaid after 105 days, the interest rate increased to prime plus 2.75%. The Credit Facility was collateralized by a security interest in all of our assets, excluding restricted cash and required us to maintain deposit accounts of no less than $1 million.

On July 10, 2009, we entered into a letter agreement with Caye pursuant to which we agreed to pay down our debt to Caye by approximately $400,000 in exchange for Caye releasing its security interest in all of our assets and terminating all obligations under the Credit Agreement and the Security Agreement. In addition, the amount required to be maintained in deposit accounts of no less than $1 million became unrestricted and available for operating purposes. Currently, Caye has provided us with approximately $500,000 of trade credit. Neither Caye nor we incurred any termination costs or penalties as a result of the termination of the Credit Facility.

During January 2009, we began to transition from Caye to a Chinese supplier. The Chinese company, which currently manufactures approximately 95% of what we historically ordered through Caye, provided a letter agreement in November 2008 to the effect that if Caye stopped supplying us prior to November 12, 2009, it would supply us goods without interest and penalty and provide 75 days to pay for those goods and an additional 30-day grace period on amounts over 75 days at a per annum rate of 0.75% over prime, provided that in no event will the amount payable by us exceed $10,000,000. On April 13, 2009, the Chinese supplier and we amended and restated the terms of the letter agreement to provide, that effective August 1, 2009, we have up to 150 days to pay for the goods without interest or penalty. The amended and restated letter agreement terminates on September 30, 2010, provided that the parties had an understanding that they would review certain terms on October 31, 2009. As of the current date, after review of the terms, the Chinese supplier continues to supply us goods under the terms of the amended and restated letter agreement. On December 10, 2009, the Chinese supplier further amended the terms of the letter agreement extending the terms from 150 days to 180 days. Any amounts due that are not paid within the additional 30 day grace period will be charged interest at a per annum rate of 2% until payment is made. During May 2010, the Company exceeded the 180 day terms for which accrued interest was not significant as of May 29, 2010. In addition, there has been a slow down in the supply of goods from the Chinese supplier. As of May 29, 2010, we owed the Chinese supplier approximately $13,121,000.

The credit card companies have, for the past several years, paid us shortly after credit card purchases by our customers. However, they have indicated to us that in light of current economic and credit conditions they are reexamining their payment policies. Extensions of the time they take to pay us would adversely affect our cash flow. In this connection, we entered into an agreement with one of our credit card companies for the interim period ended December 17, 2008, pursuant to which a $500,000 reserve was established as, in effect, a performance bond against delivery by us of the merchandise ordered by its credit card customers. During December 2008, the parties executed an agreement that increased the amount of the reserve to $800,000, extended processing services through June 2009 and modified certain other terms and conditions. During the quarter ended May 29, 2010, the credit card processor held back an additional $1,137,000, increasing the amount of the reserve to $1,937,000. As of July 19, 2010, the credit card processor has held back approximately $4,000,000.

As more fully described in Note 15 to the Consolidated Financial Statements contained herein, the proposed settlement of a pending litigation could require us to pay cash of $1,300,000.

We acquired 20 stores from the related company, opened four additional Ashley stores, closed seventeen Jennifer stores and relocated one Jennifer store during the thirty-nine weeks ended May 29, 2010. We disbursed $525,000 of the $635,000 cash portion of the purchase price for the acquired stores and spent $478,000 for capital expenditures of continuing operations during such thirty-nine week period. Subsequent to May 29, 2010 the Company incurred capital expenditures of approximately $184,000.

During the thirteen weeks ended May 29, 2010, we experienced a delay in the receipt of merchandise from our principal supplier, which is located in China, which negatively impacted our revenues. This delay has continued subsequent to such period. In addition, during such period and thereafter, the credit card processor increased the hold back of certain payments due to us. As a consequence of such events, as of May 29, 2010 and thereafter, amounts payable by us to our principal supplier were not paid by their extended due dates. Further, as settlement negotiations have progressed with respect to our previously disclosed employment class litigation it has become apparent that we would be required to make a $1.3 million cash payment as part of any such settlement.

Based on the above and other factors, on July 18, 2010, we filed a voluntary petition for bankruptcy (the “Bankruptcy Case”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Under Chapter 11, we will continue to operate our business as a debtor-in-possession under court protection from our creditors and claimants, and intend to use Chapter 11 to reduce our liabilities and implement a plan of reorganization.

The decision to file for Chapter 11 protection was driven primarily by the lack of financing available to the Company given the state of the credit markets. We have been seeking financing alternatives that would allow us to continue operating outside of bankruptcy, however, the Board of Directors determined that a Chapter 11 reorganization, was in the best interests of the Company, its customers, creditors, employees, and other interested parties.

We fully intend to continue all business operations throughout the administration of the bankruptcy cases and to honor all of our existing customer commitments without interruption, post-petition.

We have filed a series of first-day motions in the Bankruptcy Court seeking to ensure that we will not have any interruption in maintaining and honoring our commitments during the reorganization process. Although Chapter 11 law prohibits payments for any invoices that were outstanding at the time of the filing without prior court approval, it does provide greater protection to those providers of goods and services who conduct business with us from this point forward. Approval of the restructuring and all principal steps related thereto, will be subject to numerous preconditions, including, but not limited to, preparation of definitive documentation and approval by the Bankruptcy Court.

Upon consummation of the presently contemplated plan of reorganization agreed to with our principal supplier, which is also our principal creditor, such supplier will own 95% of our outstanding equity securities. In addition, such supplier has agreed, subject to certain conditions, to continue supplying merchandise throughout the Chapter 11 proceedings. The remaining 5% is to be owned by other creditors and the present equity interests will be cancelled. In exchange for the new equity interests to be issued, certain claims from the principal supplier, and other creditors will be extinguished. The ultimate resolution of the Bankruptcy Case will be determined by the Bankruptcy Court and will involve extensive court proceedings. Accordingly, there is no assurance that the contemplated plan of reorganization will be implemented or that the Company will continue as a going concern.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the PEO and PFO have concluded that, as of May 29, 2010, our disclosure controls and procedures were effective in ensuring that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the PEO and PFO, or persons performing similar functions as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our fiscal quarter ended May 29, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, there have been no material changes to the Legal Proceedings disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended August 29, 2009. With respect to the class action described in the Annual Report on Form 10-K, on June 18, 2010 the parties attended a court ordered settlement conference and reached a preliminary settlement. The total classwide settlement was for $1.3 million with $300,000 due in escrow by August 17, 2010 and the remainder due January 15, 2011 or as soon thereafter as the court approves the final settlement.

Item 1A. Risk Factors.

In addition to risk factors set forth below and the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended August 29, 2009, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results. The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended August 29, 2009.

A long period of operations under the Bankruptcy Case may harm our business.

During the Bankruptcy Case, our senior management will be required to spend a significant amount of time and effort working on the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Chapter 11 protection may also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Bankruptcy Case continues, the more likely it is that our contractors and suppliers will lose confidence in our ability to successfully reorganize our businesses and seek to establish alternative commercial relationships. Furthermore, so long as the Bankruptcy Case continues, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Bankruptcy Case. A prolonged continuation of the Bankruptcy Case may also require us to seek financing. If we require financing during the Bankruptcy Case and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized, and as a result, our liabilities and securities could become further devalued or worthless.

Adverse publicity in connection with the Bankruptcy Case or otherwise could adversely our results of operations and our business.

Adverse publicity or news coverage relating to us, including publicity or news coverage in connection with the Bankruptcy Case, may negatively impact our revenues and results of operations.

Operating under the Bankruptcy Code may restrict our ability to pursue our business strategies and strategic alternatives.

Under the Bankruptcy Code, we must obtain Bankruptcy Court approval to engage in actions outside the ordinary course of business, including with respect to any consolidation, merger, sale or other disposition of all or substantially all of our assets. Any agreement we enter into with respect to a strategic transaction will be subject to Bankruptcy Court approval. In addition, if a trustee is appointed to operate our business while we are in bankruptcy, the trustee would assume control of our assets.

The amount of creditor claims in the Bankruptcy Case could be more than projected.

The date for filing proofs of claims has not yet passed. The allowed amount of claims could be significantly more than projected, which could significantly dilute the value of distributions to the holders of claims.

While the Bankruptcy Case is pending, our financial results may be volatile and any disposition of assets could materially change the amounts we reported in our historical financial statements.

During the Bankruptcy Case, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections and claims assessments may significantly impact our consolidated financial statements. Further, we may sell or otherwise dispose of assets and liquidate or settle liabilities, with Bankruptcy Court approval, for amounts other than those reflected in our historical financial statements. Any such sale or disposition and any plan of reorganization could materially change the amounts and classifications reported in our historical condensed financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization.

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

JENNIFER CONVERTIBLES, INC.

July 19, 2010	By:	/s/	Harley J. Greenfield
Harley J. Greenfield, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

July 19, 2010	By:	/s/	Rami Abada
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