Form 10-K
period 2010-08-28
JENNIFER CONVERTIBLES INC
filed 2010-11-26
CIK 806817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended

August 28, 2010

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

Title of class
Common Stock, Par Value $0.01

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

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☐	Smaller Reporting Company ☒
(do not check if smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐       No ☒

     The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,485,467.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐       No ☐

     The number of shares outstanding of common stock, as of November 19, 2010 was 7,073,466.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

Item 1. Business.

     Unless otherwise set forth herein, when we use the term ‘we’ or any derivation thereof, we mean Jennifer Convertibles Inc., a Delaware corporation, and its direct or indirect subsidiaries.

Business Overview

     Jennifer Convertibles, Inc. was incorporated in 1986 and began operations with a single retail store in Paramus, New Jersey.

     Currently, we are the owner of sofabed specialty retail stores and leather specialty retail stores located in New York, New Jersey, Connecticut, Maryland, Washington D.C., Virginia and California. As of August 28, 2010, we owned 79 Jennifer Convertibles® stores and 10 Jennifer Leather stores. During fiscal 2007, we opened our first full line home furnishings store under a licensing agreement, as Ashley Furniture HomeStore®. As of August 28, 2010, we operate six Ashley Furniture HomeStores.

     Our operations are classified into two operating segments organized by product line: Jennifer and Ashley. The Jennifer segment owns and licenses the sofabed specialty retail stores. The Ashley segment is a big box, full line home furniture retail store. These operating segments enable us to more effectively offer diverse home furnishings and accessories and expand our reach to a broader consumer base. For certain financial information regarding our operating segments, see Note 14 to the Consolidated Financial Statements included under Item 8 of this Annual Report.

     On July 18, 2010, we filed voluntary petitions for bankruptcy (“Bankruptcy Case”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Under Chapter 11, we will continue to operate our business as a debtor-in-possession under court protection from our creditors and claimants, and intend to use Chapter 11 to reduce our liabilities and implement a plan of reorganization. Certain claims against us in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while we continue business operations as debtor-in-possession. Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. We received approval from the Bankruptcy Court to pay or otherwise honor certain of our prepetition obligations, including employee wages, domestic carrier fees, customer programs, utilities, insurance and taxes.

     On November 19, 2010, we filed a plan of reorganization and accompanying disclosure statement with the Bankruptcy Court, which are subject to the Bankruptcy Court’s approval. Upon consummation of the presently contemplated plan of reorganization agreed to with our principal supplier, which is also our principal creditor, such supplier will (i) own 90.1% of our new equity securities; (ii) receive a $2,638,284.09, two-year secured note at 4% interest per annum; and (iii) receive a $1,878,760.45, four-year unsecured note at 6% interest per annum. In addition, such supplier has agreed, subject to certain conditions, to continue supplying merchandise throughout the Chapter 11 proceedings. The remaining 9.9% of the new equity securities is to be owned by other general unsecured creditors. In addition, the general unsecured creditors will receive (i) a $1,400,000, one-year secured note at 3% interest per annum; and (ii) a $950,000, three-year secured note at 5% interest per annum. In exchange for the new equity interests and notes to be issued, certain claims from both the principal supplier and the other general unsecured creditors will be extinguished. The present equity interests will be cancelled. The ultimate resolution of the Chapter 11 proceedings will be determined by the Bankruptcy Court and will involve extensive court proceedings. Accordingly, there is no assurance that the contemplated plan of reorganization will be implemented.

     Also on November 19, 2010, we filed a motion with the Bankruptcy Court seeking authorization to enter into a debtor-in possession financing agreement with our principal supplier, whereby the principal supplier will (i) backstop or guarantee a letter of credit facility in the amount of up to $3,000,000, to be funded by a bank to or for the benefit of our credit card processor; and (ii) loan us immediately available cash, which amount could be as much as $3,500,000. This financing is necessary to fund day-to-day business operations through confirmation of a plan of reorganization, as well as to enable us to successfully exit from bankruptcy under Chapter 11 of the United States Bankruptcy Code. The motion is also subject to the Bankruptcy Court’s approval and there is no assurance that the contemplated agreement with our principal supplier will be approved.

Operating Segments

Jennifer

General

     Jennifer Convertibles® stores specialize in the retail sale of a complete line of sofabeds. The stores also sell companion pieces such as sofas, loveseats, chairs and ottomans. In most cases they are accessorized with tables, lamps and rugs, which we also sell. Jennifer Leather® stores specialize in the sale of leather living room furniture and offer the same complement of companion pieces and accessories. Our products are manufactured by several manufacturers and range from med-high end to relatively inexpensive models. In order to generate sales, we rely on aggressive pricing, the attractive image of our stores, extensive advertising and prompt delivery.

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

     Merchandise ordered from inventory is generally available to be delivered within two to four weeks. Customers who place special orders for items, colors or fabrics not in inventory must generally wait four to six weeks for delivery, except for special order merchandise arriving from China, which may take up to 20 weeks. We believe that our ability to offer quick delivery of merchandise represents a competitive advantage.

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

     We have district managers throughout our territories. The district managers supervise store management and monitor stores within their assigned district to ensure compliance with operating procedures. District managers report to and coordinate operations in their district with our executive management.

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

     The locations currently leased by us generally range in size from approximately 2,000 square feet to 10,000 square feet. We anticipate that stores opened in the future will range from approximately 2,000 square feet to 4,000 square feet. Stores may be freestanding or part of a strip shopping center.

     In fiscal 2010, we closed sixty-nine stores. Subsequent to August 28, 2010, we closed ten stores and opened one store and anticipate closing several more stores during fiscal 2011. We plan to open additional stores when attractive opportunities present themselves and we will selectively close stores where economics so dictate.

Sources of Supply

     We purchase merchandise for our stores from a variety of domestic manufacturers and an overseas manufacturer. Our principal suppliers are a Chinese supplier and Ashley Furniture Industries. In addition, Klaussner Furniture Industries, Inc. (“Klaussner”), which is also a significant stockholder supplies us goods.

     We are a party to a letter agreement with our Chinese supplier pursuant to which they agree to provide us with $10,000,000 of debt financing. On April 13, 2009, the Chinese supplier and we amended and restated the terms of the letter agreement to provide, that effective August 1, 2009, we have up to 150 days to pay for the goods without interest or penalty. On December 10, 2009, the Chinese supplier further amended the terms of the letter agreement extending the terms from 150 days to 180 days. Prior to the filing of our voluntary petition for bankruptcy, the amended and restated letter agreement was scheduled to terminate on September 30, 2010. Through July 18, 2010, the Chinese supplier continued to supply us goods under the terms of the amended and restated letter agreement. Any amounts due that are not paid within the additional 30 day grace period, will be charged interest at a per annum rate of 2% until payment is made. Currently we do not have terms with our Chinese supplier and are prepaying for merchandise. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of these transactions.

Warehousing and Related Services

     Our warehousing and distribution facilities consist of warehouses in New Jersey and California. We also maintain a satellite warehouse in California.

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

Ashley

General

     During fiscal 2007, we opened our first Ashley Furniture HomeStore® and currently operate six stores. The aim of the Ashley Furniture HomeStore® is to make beautiful home furnishings affordable. Our showrooms feature one of the most complete home furnishing lines available, including furniture and accessories for the living/family room, bedroom, dining room (both casual and formal), home theater and home office. Our Carle Place, NY location has an Ashley Sleep Center, which offers a complete line of Sealy mattresses at exceptional prices. We also generate additional revenue by selling fabric protection services to our Ashley store customers, which are provided by an unaffiliated company.

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

Marketing

     We advertise in newspapers and on television in an attempt to capitalize on our marketplace. In addition, we participate in a coop advertising program with Ashley Furniture. In order to further understand our market, we carefully monitor our sales and obtain other information reflecting trends in the furniture industry and changes in customer preferences. We also review industry publications, attend trade shows and maintain close contact with our supplier to aid in identifying trends and changes in the industry.

Leasing Strategy and Current Locations

     Obtaining attractive, high-traffic store locations is critical to the success of our Ashley stores. Although a real estate broker typically screens sites and engages in preliminary lease negotiations, we are responsible for selection of each location subject to approval by Ashley Furniture. The leased locations are generally in close proximity to heavily populated areas, shopping malls, and other competing retail operations that are on or near major highways or major thoroughfares, are easily accessible by car or other forms of transportation and provide convenient parking.

During the period subsequent to August 28, 2010, we have not opened or closed any store locations. We will continue to open additional stores when attractive opportunities present themselves.

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

Licensing Arrangements

     On October 27, 2006, our wholly-owned subsidiary, Hartsdale Convertibles, Inc. (“Hartsdale”), entered into the Ashley Homestores, Ltd. Trademark Usage Agreement (the “Trademark Usage Agreement”) with Ashley Homestores, Ltd. (“Ashley”), pursuant to which Hartsdale was granted a limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories. During the term of the agreement, Hartsdale will use its best efforts to solicit sales of Ashley products and accessories at the authorized location, and in consultation with Ashley, develop annual sales goals and marketing objectives reasonably designed to assure maximum sales and market penetration of the Ashley products and accessories in the licensed territory. We have guaranteed the obligations of Hartsdale under the Trademark Usage Agreement.

Warehousing and Related Services

     We previously contracted with an independent trucking company to provide warehouse and distribution services . As of April 2009, our warehouse operations were relocated to our New Jersey warehouse location, which also services the Jennifer segment. An independent trucking company provides distribution services.

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

Employees

     As of August 28, 2010, we employed 417 people, including five executive officers. We have 254 employees in our Jennifer segment, 118 employees in our Ashley segment and 45 corporate employees. We train personnel to meet our expansion needs by having our most effective managers and salespersons train others and evaluate their progress and potential for us. We believe that our employee relations are satisfactory. A collective bargaining unit represents none of our employees.

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

There is no assurance we will emerge from bankruptcy.

     On July 18, 2010, we filed voluntary petitions for bankruptcy (“Bankruptcy Case”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Under Chapter 11, we will continue to operate our business as a debtor-in-possession under court protection from our creditors and claimants, and intend to use Chapter 11 to reduce our liabilities and implement a plan of reorganization. Certain claims against us in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while we continue business operations as debtor-in-possession. Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. We received approval from the Bankruptcy Court to pay or otherwise honor certain of our prepetition obligations, including employee wages, domestic carrier fees, customer programs, utilities, insurance and taxes.

     On November 19, 2010, we filed a plan of reorganization and accompanying disclosure statement with the Bankruptcy Court, which are subject to the Bankruptcy Court’s approval. Upon consummation of the presently contemplated plan of reorganization agreed to with our principal supplier, which is also our principal creditor, such supplier will (i) own 90.1% of our new equity securities; (ii) receive a $2,638,284.09, two-year secured note at 4% interest per annum; and (iii) receive a $1,878,760.45, four-year unsecured note at 6% interest per annum. In addition, such supplier has agreed, subject to certain conditions, to continue supplying merchandise throughout the Chapter 11 proceedings. The remaining 9.9% of the new equity securities is to be owned by other general unsecured creditors. In addition, the general unsecured creditors will receive (i) a $1,400,000, one-year secured note at 3% interest per annum; and (ii) a $950,000, three-year secured note at 5% interest per annum. In exchange for the new equity interests and notes to be issued, certain claims from both the principal supplier and the other general unsecured creditors will be extinguished. The present equity interests will be cancelled. The ultimate resolution of the Chapter 11 proceedings will be determined by the Bankruptcy Court and will involve extensive court proceedings. Accordingly, there is no assurance that the contemplated plan of reorganization will be implemented.

     Also on November 19, 2010, we filed a motion with the Bankruptcy Court seeking authorization to enter into a debtor-in-possession financing agreement with our principal supplier, whereby the principal supplier will (i) backstop or guarantee a letter of credit facility in the amount of up to $3,000,000, to be funded by a bank to or for the benefit of our credit card processor; and (ii) loan us immediately available cash, which amount could be as much as $3,500,000. This financing is necessary to fund day-to-day business operations through confirmation of a plan of reorganization, as well as to enable us to successfully exit from bankruptcy under Chapter 11 of the United States Bankruptcy Code. The motion is also subject to the Bankruptcy Court’s approval and there is no assurance that the contemplated agreement with our principal supplier will be approved.

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

     While the general bar date for filing proofs of claims has passed, the governmental bar date for filing proofs of claims has not yet passed. The allowed amount of claims could be significantly more than projected, which could significantly dilute the value of distributions to the holders of claims.

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

     We incurred a net loss of $24,333,000, $11,008,000 and $3,329,000, in the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008, respectively. The furniture business is cyclical and we have been impacted in the past and will continue to be affected by changes in such cycles, by losses from new stores, the overall economic and political climate, by changes in consumer preferences or demographics or unknown risks and uncertainties that may cause us to incur losses from operations.

We heavily depend on two suppliers.

     During the fiscal year ended August 28, 2010, we purchased approximately 54% from the Chinese supplier and 26% from Ashley. Since a large portion of our revenues have been derived from sales of Chinese imports and Ashley products, the loss of these suppliers could have a material adverse impact on us until alternative sources of supply are established. The Chinese supplier as a significant creditor could potentially result in a temporary or permanent loss of our principal supply of merchandise, if, for example, they halted supply because we defaulted on or were late in making our payments to them.

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

     The credit card companies have, for the past several years, paid us shortly after credit card purchases by our customers. However, in light of current economic and credit conditions they have reexamined their payment policies. Extensions of the time they take to pay us have adversely affected our cash flow. In this connection, we entered into an agreement with one of our credit card companies for the interim period ending December 17, 2008, pursuant to which there was a $500,000 reserve established as, in effect, a performance bond against delivery by us of the merchandise ordered by their credit card customers. During December 2008, the parties executed an agreement, which increased the amount of the reserve to $800,000, extended processing services through June 2009 and modified certain other terms and conditions. During the fiscal year ended August 28, 2010, the credit card processor held back an additional $4,030,000. Subsequent to us filing voluntary petitions for bankruptcy under Chapter 11, the credit card processor released $1,350,000 of the holdback during August 2010. As of August 28, 2010, the credit card company has held back approximately $3,480,000.

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

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties.

     We maintain our executive offices in Woodbury, New York.

     As of August 28, 2010, we lease substantially all of our store and warehouse locations pursuant to leases, which expire between 2010 and 2020. During fiscal 2011, 20 leases will expire, although we, as lessee, have the option to renew one (1) of those leases. We also have fifteen leases that are month-to-month. We anticipate remaining in most of these locations, subject, to negotiating acceptable terms with the landlords which is currently underway in connection with our reorganization plan. The leases are usually for a base term of at least five years. For additional information concerning the leases, see Note 17 of “Notes to Consolidated Financial Statements” included under Item 8 of this Annual Report.

Item 3. Legal Proceedings.

     On July 16, 2009, a complaint styled as a putative class action was filed against us in the United States District Court of the Northern District of California by an individual and on behalf of all others similarly situated. The complaint seeks unspecified damages for alleged violations of the California Labor Code sections 201, 202, 203, 204, 226, 226.7, 510, 512, 515, 1174, 1198 and 2802, violations of Section 17200 et seq. of the California Business and Professions Code and violations of the federal Fair Labor Standards Act. Such alleged violations include, among other things, failure to pay overtime, failure to reimburse certain expenses, failure to provide adequate rest and meal periods and other labor related complaints. Before engaging in discovery and extensive pre-trial proceedings, the parties participated in an early mediation. The plaintiff offered to settle for 20% of our outstanding common stock in an amount guaranteed to be worth at least $2,000,000 on the date of distribution. If the value of the stock as of the date of distribution is less than $2,000,000 we would distribute cash to make up the difference between the value of the stock and $2,000,000. In addition, we would pay $400,000 over a five-year period. During November 2009, we proposed a counter offer for $300,000 in cash over a five-year period, with $100,000 to be paid up front and the balance to be secured by our assets, and between 600,000 and 800,000 shares of stock. The number of shares to be issued would be shares sufficient to reach a value of $1,000,000 as of the time of issuance, subject to a cap of 800,000 shares and a minimum distribution of 600,000 shares, regardless of the actual value at the time of issuance. The plaintiff rejected our counter offer but made a new proposal, which included the stock component proposed by us, and increased the cash component to a total of $1,500,000 paid in equal installments over a five-year period, with $300,000 to be paid up front and the balance to be secured. On June 18, 2010 the parties attended a court ordered settlement conference and reached a preliminary settlement. The total classwide settlement was for $1,300,000 with $300,000 due in escrow by August 17, 2010 and the remainder due January 15, 2011 or as soon thereafter as the court approves the final settlement. As of August 28, 2010, $1,300,000 is included in liabilities subject to compromise. As a result of our filing for bankruptcy no amounts have been paid in escrow.

     On July 18, 2010, we filed the Bankruptcy Case under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Under Chapter 11, we will continue to operate our business as a debtor-in-possession under court protection from our creditors and claimants, and intend to use Chapter 11 to reduce our liabilities and implement a plan of reorganization, which we filed with the Bankruptcy Court on November 19, 2010 and is subject to the Bankruptcy Court’s approval. Certain claims against us in existence before the filing of the petitions for relief under the federal bankruptcy laws, including substantial claims by certain of our landlords and the plaintiff’s claims in the class action lawsuit referenced above, are stayed while we continue business operations as debtor-in-possession. In addition, additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. As a result of our filing for bankruptcy no amounts have been paid in escrow in settlement of the class action lawsuit. As of the date hereof, however, we have reached a new settlement agreement in principle with the plaintiff, pursuant to which, if the agreement is approved by the Bankruptcy Court, we would agree to pay the plaintiff $50,000 and further agree that the plaintiff will have an allowed general unsecured claim of $450,000 in the Bankruptcy Case. The settlement agreement is subject to approval of the Bankruptcy Court and any payments to and other consideration to be received by plaintiff in settlement of its general unsecured allowed claim will be made pro rata in proportion to and in the form of the payments and other consideration received by other general unsecured creditors in a plan of reorganization approved by the Bankruptcy Court. There can be no assurance that the contemplated settlement agreement with the plaintiff will be executed.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to our security holders during the fourth quarter of fiscal 2010.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Until March 8, 2010, our common stock was traded on the NYSE Amex under the symbol JEN. Since March 8, 2010, our common stock has traded on either the Over-The-Counter Bulletin Board or the Pink Sheets under the symbols JENN.OB or JENNQ.PK, respectively. Our common stock is currently traded on the Pink Sheets. The following table sets forth, for the fiscal periods indicated, the high and low sales prices of our common stock on the NYSE Amex, the Over-The-Counter Bulletin Board and the Pink Sheets.

	High	Low
Fiscal Year 2010:
1st Quarter	$1.73	1.05
2nd Quarter	1.51	0.90
3rd Quarter	1.30	0.60
4th Quarter	0.90	0.02

	High	Low
Fiscal Year 2009:
1st Quarter	$1.46	$0.11
2nd Quarter	0.55	0.18
3rd Quarter	0.72	0.22
4th Quarter	1.64	0.38

     As of November 19, 2010, there were approximately 262 holders of record and approximately 900 beneficial owners of our common stock. On November 19, 2010, the closing sales price of our common stock as reported on the Pink Sheets was $0.01.

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

Equity Compensation Plan Information

     The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of August 28, 2010.

	Number of securities to	Weighted-average
	be issued upon exercise	exercise price of	Number of securities remaining
	of outstanding options,	outstanding options,	available for future issuance under
Plan category	warrants and rights	warrants and rights	equity compensation plans (excluding
	(a)	(b)	securities reflected in column (a))(c)
Equity compensation plans approved
by security holders (1)	383,333	3.52	1,200,000
Equity compensation plans not
approved by security holders (2)	1,415,230	3.72	—
Totals	1,798,563	3.68	1,200,000

(1)	Reflects aggregate options outstanding under our 2006 Equity Incentive Plan. Although the 2003 plan was terminated upon adoption of the 2006 Equity Incentive Plan, there are issued and unexercised stock options that remain outstanding pursuant to that plan. On February 17, 2009, the stockholders approved an increase in the aggregate number of shares available for issuance under the 2006 Equity Incentive Plan from 600,000 to 1,200,000.

(2)	Reflects aggregate options outstanding outside our Incentive and Non-Qualified Stock Option Plans that were issued pursuant to individual stock option agreements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to risk factors, including those under the caption “Risk Factors” herein, such as uncertainty as to the outcome of the bankruptcy proceedings and litigation concerning us, factors affecting the furniture industry generally, such as the competitive and market environment, continued volatility and further deterioration of the capital markets; the commercial and consumer credit environment, and other matters of national, regional and global scale, including those of a political, economic, business and competitive nature which may affect our suppliers. In addition to statements, which explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms “believes,” “belief,” “expects,” “intends,” “plans” or “anticipates” to be uncertain and forward-looking.

Overview

     We are the owner of sofabed specialty retail stores that specialize in the sale of a complete line of sofa beds and companion pieces such as loveseats, chairs and recliners. We also have specialty retail stores that specialize in the sale of leather furniture. In addition, we have stores that sell both fabric and leather furniture. Under a Trade Usage Agreement, we operate full line home furniture retail stores that sell products and accessories of Ashley Homestores, Ltd. We have determined that we have two reportable segments organized by product line: Jennifer – sofabed specialty retail stores – and Ashley – big box, full line home furniture retail stores.

     As discussed elsewhere herein, during our third quarter of fiscal 2010, we experienced a delay in the receipt of merchandise from our principal supplier, which is located in China, which negatively impacted our revenues. This delay has continued subsequent to such period. In addition, during such period and thereafter, the credit card processor increased the hold back of certain payments due to us. As a consequence of such events, during our third quarter and thereafter, amounts payable by us to our principal supplier were not paid by their extended due dates. Further, the settlement with respect to our previously disclosed employment class litigation was for $1,300,000 with $300,000 due in escrow by August 17, 2010 and the remainder due January 15, 2011 or as soon thereafter as the court approves the final settlement. As a result of filing for bankruptcy no amounts have been paid into escrow.

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

     On November 19, 2010, we filed a plan of reorganization and accompanying disclosure statement with the Bankruptcy Court, which are subject to the Bankruptcy Court’s approval. Upon consummation of the presently contemplated plan of reorganization agreed to with our principal supplier, which is also our principal creditor, such supplier will (i) own 90.1% of our new equity securities; (ii) receive a $2,638,284.09, two-year secured note at 4% interest per annum; and (iii) receive a $1,878,760.45, four-year unsecured note at 6% interest per annum. In addition, such supplier has agreed, subject to certain conditions, to continue supplying merchandise throughout the Chapter 11 proceedings. The remaining 9.9% of the new equity securities is to be owned by other general unsecured creditors. In addition, the general unsecured creditors will receive (i) a $1,400,000, one-year secured note at 3% interest per annum; and (ii) a $950,000, three-year secured note at 5% interest per annum. In exchange for the new equity interests and notes to be issued, certain claims from both the principal supplier and the other general unsecured creditors will be extinguished. The present equity interests will be cancelled. The ultimate resolution of the Chapter 11 proceedings will be determined by the Bankruptcy Court and will involve extensive court proceedings. Accordingly, there is no assurance that the contemplated plan of reorganization will be implemented.

     Also on November 19, 2010, we filed a motion with the Bankruptcy Court seeking authorization to enter into a debtor-in-possession financing agreement with our principal supplier, whereby the principal supplier will (i) backstop or guarantee a letter of credit facility in the amount of up to $3,000,000, to be funded by a bank to or for the benefit of our credit card processor; and (ii) loan us immediately available cash, which amount could be as much as $3,500,000. This financing is necessary to fund day-to-day business operations through confirmation of a plan of reorganization, as well as to enable us to successfully exit from bankruptcy under Chapter 11 of the United States Bankruptcy Code. The motion is also subject to the Bankruptcy Court’s approval and there is no assurance that the contemplated agreement with our principal supplier will be approved.

     As a result of an agreement with the formerly affiliated related company (the “related company”) (as described below) effective January 1, 2010, we operate 20 stores previously operated by the related company, including one store that it did not own (the “Acquired Stores”). As part of the acquisition, as more fully described in Note 4 to the Consolidated Financial Statements herein, five of the 20 Acquired Stores purchased from the related company that shared a common wall with a store owned by us were combined with our respective stores for operational purposes (“Combined Stores”). As of January 1, 2010, the results of the operations of the Acquired Stores are included in our consolidated financial statements, and are reflected in the Jennifer reportable segment.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue from continuing operations contributed by each category:

	August 28,	August 29,	August 30,
	2010	2009	2008
Merchandise Sales - net	81.5%	77.9%	78.2%
Home Delivery Income	12.2%	10.8%	10.7%
Charges to the Related Company	1.3%	5.9%	5.5%
Net Sales	95.0%	94.6%	94.4%

Revenue from Service Contracts	5.0%	5.4%	5.6%

Total Revenue	100.0%	100.0%	100.0%

Fiscal year ended August 28, 2010 compared to fiscal year ended August 29, 2009

Revenue

Jennifer Segment

     Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Net sales from continuing operations were $53,853,000 and $56,994,000 for the fiscal years ended August 28, 2010 and August 29, 2009, respectively. Net sales from continuing operations decreased by 5.5%, or $3,141,000 for the fiscal year ended August 28, 2010 compared to the fiscal year ended August 29, 2009. The decrease in net sales is attributable to a decline in overall demand within the furniture industry sector due to a poor housing market and an overall weak U.S. economy. In addition, there has been store closings, delays in receipt of merchandise from our Chinese supplier and a major domestic supplier closed its upholstered furniture manufacturing plant. Further, the lack of private label customer financing has negatively impacted our written sales at a time during which personal credit lines and limits have been tightened. Net sales from continuing operations for the fiscal year ended August 28, 2010 included net sales from the Acquired Stores, exclusive of the Combined Stores, of $6,711,000. Net sales from continuing operations for the Combined Stores was $5,865,000 and $4,720,000 for the fiscal years ended August 28, 2010 and August 29, 2009, respectively. In addition, net sales from continuing operations for the fiscal year ended August 28, 2010 included $1,290,000 in connection with the Interim Agreement as described below.

     Revenue from service contracts from continuing operations decreased by 13.9% for the fiscal year ended August 28, 2010 to $3,025,000 from $3,512,000 for the fiscal year ended August 29, 2009. The decrease was primarily attributable to fewer merchandise sales during the fiscal year ended August 28, 2010, compared to the fiscal year ended August 29, 2009. Revenue from service contracts from continuing operations for the fiscal year ended August 28, 2010 included revenues from Acquired Stores, exclusive of the Combined Stores, of $329,000. Revenue from service contracts from continuing operations for the Combined Stores was $325,000 and $297,000 for the fiscal years ended August 28, 2010 and August 29, 2009, respectively. In addition, revenue from service contracts from continuing operations for the fiscal year ended August 28, 2010 included $77,000 in connection with the Interim Agreement.

Ashley Segment

     Net sales from continuing operations were $18,668,000 and $12,333,000 for the fiscal years ended August 28, 2010 and August 29, 2009, respectively. Net sales from continuing operations increased by 51.4%, or $6,335,000, for the fiscal year ended August 28, 2010 compared to the fiscal year ended August 29, 2009. The increase is largely attributable to five new Ashley locations opened during the fiscal year ended August 28, 2010, one of which closed during August 2010, as well as positive results of increased promotional efforts.

     Revenue from service contracts from continuing operations increased by 69.4% for the fiscal year ended August 28, 2010 to $759,000 from $448,000 for the fiscal year ended August 29, 2009. The increase was primarily attributable to the opening of the five new Ashley locations, one of which closed during August 2010, and greater merchandise sales during the fiscal year August 28, 2010, compared to the fiscal year ended August 29, 2009.

Consolidated

     Same store sales from continuing operations for the Jennifer segment (sales at those stores open for the entire current and prior comparable periods) decreased by 14.2% for the fiscal year ended August 28, 2010 compared to August 29, 2009. Total square footage leased for the Jennifer segment increased by 15,723 square feet or 4.1% during the fiscal year ended August 28, 2010 as a result of the acquisition of the 20 Acquired stores, net of 15 closed stores. Total square footage leased for the Ashley segment increased by 70,100 square feet or 116.8% during the fiscal year ended August 28, 2010, as a result of the opening of four new stores.

Cost of Sales

     Cost of sales, as a percentage of revenue for the fiscal year ended August 28, 2010, was 74.2% compared to 69.2% for the same period ended August 29, 2009. Cost of sales from continuing operations increased to $56,601,000 for the fiscal year ended August 28, 2010, from $50,682,000 for the fiscal year ended August 29, 2009.

     Cost of sales is comprised of five categories: Cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

     Cost of sales for the fiscal year ended August 28 2010 included an increase of $4,992,000 related to our Ashley operating segment, an increase of $859,000 related to our Jennifer operating segment and an increase of $68,000 for corporate activities. The increase in the Ashley segment is largely attributable to the opening of five new stores during fiscal 2010, one of which closed August 2010. The increase in the Jennifer segment is mainly due to an increase in occupancy costs resulting from the operation of the Acquired Stores. The corporate increase is attributable to higher occupancy costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses from continuing operations were $29,664,000 (38.9% as a percentage of revenue) and $25,019,000 (34.1% as a percentage of revenue) during the fiscal year ended August 28, 2010 and August 29, 2009, respectively.

     Selling, general and administrative expenses, consisting of compensation, advertising, finance fees and other administrative costs, includes an increase of $1,643,000 related to our Ashley operating segment, an increase of $2,444,000 for the Jennifer segment and an increase of $558,000 related to corporate activities for the fiscal year ended August 28, 2010.

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

     Compensation expense increased $1,458,000 during the fiscal year ended August 28, 2010 compared to the same period ended August 29, 2009. Compensation expense decreased by $107,000 for the Jennifer segment, increased $1,203,000 for the Ashley segment and increased by $362,000 for corporate. The decrease in the Jennifer segment was primarily attributable to lower sales volume, which resulted in lower compensation expense to salespersons and the closing of 68 stores. These decreases are net of the increase resulting from the hiring of salespersons at the Acquired Stores. The increase for the Ashley segment is largely due to the opening of five new stores in fiscal 2010, one of which closed during August 2010. Corporate compensation increased due to the termination of voluntary salary reductions by the Chief Executive Officer and Executive Vice President as of December 31, 2009.

     Advertising expense increased $3,012,000 during the fiscal year ended August 28, 2010 compared to the same period ended August 29, 2009. Advertising expense increased by $2,700,000 for the Jennifer segment and increased by $312,000 for the Ashley segment. The increases for the Jennifer and Ashley segments are due to advertising expenses relating to our Labor Day promotion incurred during fiscal 2010, which were not incurred during fiscal 2009. Furthermore, the increase for the Jennifer segment reflects $1,156,000 of advertising expense reimbursements that would have been charged to the related company if the management agreement and license had not been terminated as of December 31, 2009 for the fiscal year ended August 28, 2010 compared to the same period in the prior year. The increase for the Ashley segment is largely due to the opening of new stores during fiscal 2010.

     Finance fees increased $486,000 during the fiscal year ended August 28, 2010 compared to the same period ended August 29, 2009. The increase for the Jennifer segment was $291,000, and the increase for the Ashley segment was $195,000. The increases for the Jennifer and Ashley segments are primarily attributable to the termination of private label customer financing during March 2009, as well as increased transaction rates charged by our credit card processors that became effective February 2009. Additionally, the Jennifer increase includes $152,000 of fees related to the Acquired Stores. The increase for the Ashley segment can also be attributed to the opening of five new stores, one of which closed during August 2010, and the corresponding increase in the number of credit card transactions for this segment during the fiscal year ended August 28, 2010.

     Other administrative costs decreased $311,000 during the fiscal year ended August 28, 2010 compared to the same period ended August 29, 2009. The Jennifer segment decreased in the amount of $440,000 as a result of the termination of a royalty fee to the related company and cost reductions at the store levels, as well as store closings during fiscal 2010. The Ashley segment decreased in the amount of $67,000 largely due to gains associated with the closing of a location during August 2010, offset by increases related to the opening of four new stores during fiscal 2010. Corporate activities increased $196,000 due to an increase in professional fees.

Loss Related to Service Contracts

     Effective January 1, 2010, the related company ceased operations and will no longer provide the services previously contracted for by us. As a matter of customer relations, we will likely have to pay for and arrange to supply services with respect to previously sold protection services. Accordingly, during our second quarter of fiscal 2010, we recorded a $3,500,000 charge to operations for the estimated cost of supplying future services with respect to the previously sold protection services. During our fourth quarter, we incurred an additional charge of $114,000.

Impairment of Goodwill

     During July 2010, we filed our Bankruptcy Case as described above. In light of such and related conditions and events that raise substantial doubt as to our ability to continue as a going concern, we charged $483,000 for the impairment of goodwill relating to three stores in New York during the fourth quarter of fiscal 2010.

Provision for Loss on Amounts Due From the Related Company

     During the year ended August 29, 2009, the related company failed to make payment in full of the amount due by the required due date in five instances. The shortfalls were paid off in full during the permitted grace period no later than 22 days after the original due date, including interest at the rate of 9% per annum. In November 2009, the related company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to us as of August 29, 2009 within the 30 day grace period. As a result thereof, we provided an allowance for loss of $947,000 as of August 29, 2009, representing the unpaid balance of the receivable from the related company as of such date after giving effect to payments received through December 11, 2009, and an offset for $400,000 payable to the related company. In addition, in the quarter ended November 28, 2009, we provided an allowance for loss of approximately $3,167,000 related to increases in the receivable from the related company principally resulting from transfers of inventory and charges for warehousing services and advertising costs in the quarter then ended. During December 2009, we recovered $39,000 from the related company.

     On November 25, 2009, we terminated the Purchasing Agreement. On December 11, 2009, we entered into an agreement (“Interim Agreement”) effective as of November 27, 2009, pursuant to which sales written on or after November 27, 2009 at the stores owned by the related company would be made on our behalf and the related company would be entitled to compensation equal to 35% of the sales price of the merchandise (excluding home delivery fees and taxes) for writing such sales. With respect to sales written by the related company prior to November 27, 2009, the related company was obligated to pay us for the cost of the merchandise the day prior to the date the merchandise is shipped to the customer. The related company was obligated to continue paying for its operational costs, including the costs of its employees at its stores and its store lease costs, and to remit sales taxes on merchandise sold by it. The agreement was terminable by us upon 24 hours notice. As of December 18, 2009, the related company was not in compliance with the Interim Agreement. In connection with the acquisition of the related company as more fully described below, in January 2010 we wrote off the $4,075,000 net balance due from the related company against the allowance for loss previously provided.

Gain on Acquisition of Related Company

     As of December 31, 2009, after the related company defaulted on its payment obligations to us, we, in order to protect our brand and our customers, entered into an agreement (the “Agreement”) with the related company, pursuant to which, effective January 1, 2010, the related company ceased operations at the 19 owned stores, plus one store that it operated but did not own, and we began operating these stores solely for our own benefit and account. We agreed to purchase the inventory in the stores’ showrooms for $635,000, payable over five months and subject to offset under certain circumstances. The Agreement allowed us to evaluate each store location and negotiate with the landlords at such locations for entry into new leases and endeavor to cancel or defer the rent arrearages, which the related company advised aggregated approximately $300,000 as of January 1, 2010. We agreed to pay no more than $300,000 to settle the arrearages at all 20 stores, and if the arrearages exceeded $300,000, the related company agreed to reimburse us for such excess or such excess would be used to offset the amount we owed the related company for the purchase of the inventory. Other than the rent arrearages, we did not assume any liabilities of the related company. We also agreed to offer to employ all store employees previously employed by the related company, but agreed not to be responsible for any commissions, salary, health or other benefits or other compensation owed them prior to January 1, 2010. We agreed to be responsible for the costs of operating the stores on and after January 1, 2010, except with respect to stores vacated by us.

     Pursuant to the Agreement, the purchase price to acquire the activities and net assets of the related company approximated $936,000, consisting of $635,000 in cash and the extinguishment of $301,000 in receivables owed to us by the related company at December 31, 2009 under the Interim Agreement. In addition, the related company agreed to surrender to us 93,579 shares of our common stock owned by the related company. We determined that the fair values of the net assets acquired exceeded the purchase price by approximately $23,000, which was recorded as a gain for the fiscal year ended August 28, 2010.

Interest Income

     Interest income decreased by $77,000 to $12,000 for the fiscal year ended August 28, 2010, as compared to $89,000 during the prior year. The decrease is due principally to lower to zero market interest rates during the current fiscal year.

Reorganization Items

     We continue to operate our business as a debtor-in-possession under court protection from our creditors and claimants, and intend to use Chapter 11 to reduce our liabilities and implement a plan of reorganization. During fiscal 2010, we incurred charges of approximately $1,205,000 relating to our bankruptcy filing consisting of legal and other professional fees for bankruptcy services. Reorganization items have been credited for an $800,000 reduction in an estimated allowed claim related to litigation resulting in a net charge of $405,000.

Income Tax Expense

     We reported income tax expense of $30,000 and $9,000 in fiscal 2010 and 2009, respectively. The expense for 2010 and 2009 consists principally of current state income taxes in certain jurisdictions. Current minimum taxes are included in selling, general and administrative expenses for fiscal 2010 and 2009 and there were no federal income taxes due to a net operating loss.

Loss from Continuing Operations

     The loss from continuing operations was $19,696,000 and $6,606,000 for the fiscal year ended August 28, 2010 and August 29, 2009, respectively. This change is attributable to the decrease in revenues for the Jennifer segment due to the prevailing economic conditions, the delays in receipt of merchandise from our Chinese supplier and the closing of the upholstered furniture manufacturing plant of a major domestic supplier, a $3,128,000 provision for loss on amounts due from the related company, a $3,614,000 charge to operations for the estimated cost of supplying future services with respect to the previously sold protection services, a $483,000 charge related to the impairment of goodwill, charges incurred in the amount of $405,000 related to reorganization items and increases in certain fixed costs mainly due to the operation of the Acquired Stores.

Loss from Discontinued Operations

     During fiscal 2010, we closed sixty-nine stores of which fifty-three were reported as discontinued operations. During fiscal 2009, we closed seven stores of which three were reported as discontinued operations, as well as two additional stores previously included in continuing operations during fiscal 2009 as a result of closed territories during 2010. The consolidated statements of operations for years ended August 29, 2009 and August 30, 2008 have been restated to include as discontinued operations the results of the fifty-three stores closed during fiscal 2010 and the two additional stores referred to above. Loss from discontinued operations amounted to $4,637,000 and $4,402,000 for the fiscal years ended August 28, 2010 and August 29, 2009, respectively.

Net Loss

     Net loss for the fiscal year ended August 28, 2010 was $24,333,000, compared to a net loss of $11,008,000 for the fiscal year ended August 29, 2009. The net loss for fiscal 2010 and 2009 includes income of $477,000 and $1,289,000, respectively, related to our Ashley segment.

Fiscal year ended August 29, 2009 compared to fiscal year ended August 30, 2008:

Revenue

Jennifer Segment

     Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Net sales from continuing operations were $56,994,000 and $73,870,000 for the fiscal years ended August 29, 2009 and August 30, 2008, respectively. Net sales from continuing operations decreased by 22.8%, or $16,876,000 for the fiscal year ended August 29, 2009 compared to the fiscal year ended August 30, 2008. The decrease in net sales is attributable to a decline in overall demand within the furniture industry sector due to a poor housing market and an overall weak U.S economy.

     Revenue from service contracts from continuing operations decreased by 26.0% for the fiscal year ended August 29, 2009 to $3,512,000, from $4,749,000 for the fiscal year ended August 30, 2008. The decrease was primarily attributable to fewer merchandise sales during the fiscal year ended August 29, 2009, compared to fiscal year ended August 30, 2008.

Ashley Segment

     Net sales from continuing operations were $12,333,000 and $11,458,000 for the fiscal years ended August 29, 2009 and August 30, 2008, respectively. Net sales from continuing operations increased by 7.6%, or $875,000, for the fiscal year ended August 29, 2009 compared to the fiscal year ended August 30, 2008. The increase is largely attributable to the opening of the second Ashley location in May 2008.

     Revenue from service contracts from continuing operations increased by 28.7% for the fiscal year ended August 29, 2009 to $448,000 from $348,000 for the fiscal year ended August 30, 2008. The increase was primarily attributable to the opening of the second Ashley location in May 2008.

Consolidated

     Same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased by 22.3% for the fiscal year ended August 29, 2009 as compared to August 30, 2008. Total square footage leased for the Jennifer segment decreased approximately 8,000 square feet or 1.3% during the fiscal year ended August 29, 2009, as a result of three closed stores and two relocated stores. There were no changes in the square footage leased for the Ashley segment during fiscal 2009.

Cost of Sales

     Cost of sales, as a percentage of revenue for the fiscal year ended August 29, 2009, was 69.2% compared to 69.6% for the same period ended August 30, 2008. Cost of sales from continuing operations decreased to $50,682,000 for the fiscal year ended August 29, 2009, from $62,956,000 for the fiscal year ended August 30, 2008.

     Cost of sales is comprised of five categories: Cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

     Cost of sales for the fiscal year ended August 29, 2009 includes an increase of $284,000 related to our Ashley operating segment, a decrease of $12,404,000 related to our Jennifer operating segment and a decrease of $154,000 for corporate activities. The increase in the Ashley segment is largely attributable to the opening of a second store in May 2008. The decrease in the Jennifer segment is mainly due to a reduction in purchases and inventory levels as a result of the decline in revenues, as well as reductions in occupancy costs. The corporate decrease is attributable to the reduction of occupancy costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses from continuing operations were $25,019,000 (34.1% as a percentage of revenue) and $28,294,000 (31.3% as a percentage of revenue) during the fiscal year ended August 29, 2009 and August 30, 2008, respectively.

     Selling, general and administrative expenses for the fiscal year ended August 29, 2009 includes an increase of $59,000 consisting of compensation, advertising, finance fees and other administrative costs related to our Ashley operating segment, a decrease of $2,645,000 for the Jennifer segment and a decrease of $689,000 related to corporate activities.

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

     Compensation expense decreased $1,548,000 during the fiscal year ended August 29, 2009 compared to the same period ended August 30, 2008. Compensation expense decreased by $1,023,000 for the Jennifer segment, increased $164,000 for the Ashley segment and decreased by $689,000 for corporate. The decrease in the Jennifer segment was primarily attributable to lower sales volume, which resulted in lower compensation expense to salespersons in the form of commissions and bonuses, as well as fewer employees in fiscal 2009 as compared to fiscal 2008. The increase for the Ashley segment is largely due to the opening of a second store during May 2008. Corporate compensation decreased due to voluntary salary reductions by the Chief Executive Officer and Executive Vice President, as well as, fewer employees in fiscal 2009 as compared to fiscal 2008.

     Advertising expense decreased $1,786,000 during the fiscal year ended August 29, 2009 compared to the same period ended August 30, 2008. Advertising expense decreased by $1,677,000 for the Jennifer segment and decreased by $109,000 for the Ashley segment. The decreases are a result of favorable advertising rates in fiscal 2009 combined with the impact of the fiscal 2009 Labor Day promotional costs that were incurred during the last quarter of fiscal 2008. In addition, the decrease for the Jennifer segment includes $374,000 received from the related company pursuant to the terms of the fifth amendment to the management agreement and license.

     Finance fees decreased $8,000 during the fiscal year ended August 29, 2009 compared to the same period ended August 30, 2008. Finance fees increased by $12,000 for the Jennifer segment and decreased by $20,000 for the Ashley segment. The increase for the Jennifer segment is due to increased credit card transactions, which have higher transaction fees, as a result of the termination of private label customer financing during March 2009, as well as increased transaction rates charged by our credit card processors that became effective February 2009. These increases in the Jennifer segment are offset by decreases related to the decline in net sales from continuing operations. The decrease for the Ashley segment is due to a shift by our customers from credit card financing, which carries higher transaction fees to 90-day financing with the independent finance company, net of the impact of the termination of private label customer financing during March 2009, as well as increased transaction rates charged by our credit card processors that became effective February 2009. Other administrative costs increased $67,000 during the fiscal year ended August 29, 2009 compared to the same period ended August 30, 2008.

     Other administrative costs increased by $43,000 for the Jennifer segment and increased by $24,000 for the Ashley segment. The increase in the Jennifer segment is primarily attributable to a decrease in forfeited deposit income, offset by cost reductions at the store level. The increase in the Ashley segment is largely due to the opening of a second Ashley store during May 2008.

Impairment of Goodwill

     During the fourth quarter of fiscal 2009 the annual impairment test resulted in a charge of $1,167,000 for the impairment of goodwill related to stores in the Chicago and Florida areas. The impairment resulted from a substantial decline in operating performance from these stores and their failure to meet projected 2009 results. Additionally, we forecasted a further decline in the future operating performance of these stores.

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

Income Tax Expense

     We reported income tax expense of $9,000 and $10,000 in fiscal 2009 and 2008, respectively. The expense for 2009 and 2008 consists principally of current state income taxes in certain jurisdictions. Current minimum taxes are included in selling, general and administrative expenses for 2009 and 2008 and there were no federal income taxes due to a net operating loss.

Loss from Continuing Operations

     The loss from continuing operations was $6,606,000 and $1,061,000 for the fiscal year ended August 29, 2009 and August 30, 2008, respectively. This change is primarily attributable to the decrease in revenues due to the prevailing economic conditions. In addition, during fiscal 2009 we incurred a charge of $947,000 related to a provision for loss on amounts due from the related company, a $1,167,000 charge related to the impairment of goodwill and a charge of $1,300,000 related to the provision for loss related to litigation.

Loss from Discontinued Operations

     During fiscal 2009, we closed seven stores of which three were reported as discontinued operations. During fiscal 2008, we closed ten stores of which six were reported as discontinued operations. The consolidated statements of operations for years ended August 29, 2009 and August 30, 2008, have been restated to include the results of the fifty-three closed stores reported as discontinued operations during fiscal 2010, as well as two and three additional stores previously included in continuing operations during fiscal 2009 and 2008, respectively, as a result of closed territories during 2010. Loss from discontinued operations amounted to $4,402,000 and $2,268,000 for the fiscal year ended August 29, 2009 and August 30, 2008, respectively.

Net Loss

     Net loss for the fiscal year ended August 29, 2009 was $11,008,000, compared to net loss of $3,329,000 for the fiscal year ended August 30, 2008. The loss from continuing operations for fiscal 2009 and 2008 includes income of $1,289,000 and $903,000, respectively, related to our Ashley segment.

Liquidity and Capital Resources

     As of August 28, 2010, we had working capital in the amount of $7,672,000 compared to an aggregate working capital deficiency of $5,322,000 at August 29, 2009 and had available cash and cash equivalents of $5,591,000 at August 28, 2010 compared to $5,609,000 at August 29, 2009. The increase in working capital is a result of our filing voluntary petitions for bankruptcy on July 18, 2010 as discussed more fully below. Certain claims against us in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while we continue business operations as a debtor-in-possession. The obligations outstanding at the date of the filing are subject to approval by the Bankruptcy Court and are no longer deemed to be current liabilities pending a resolution from the court.

     We are a party to a letter agreement with our Chinese supplier pursuant to which they agree to provide us with $10,000,000 of debt financing. On April 13, 2009, the Chinese supplier and we amended and restated the terms of the letter agreement to provide, that effective August 1, 2009, we have up to 150 days to pay for the goods without interest or penalty. On December 10, 2009, the Chinese supplier further amended the terms of the letter agreement extending the terms from 150 days to 180 days. Any amounts due that are not paid within the additional 30 day grace period, will be charged interest at a per annum rate of 2% until payment is made. Prior to the filing of our voluntary petition for bankruptcy, the amended and restated letter agreement was scheduled to terminate on September 30, 2010. After review of the terms, and as of July 18, 2010, the petition date, the Chinese supplier continued to supply us goods under the terms of the amended and restated letter agreement. As of August 28, 2010, we owed the Chinese supplier approximately $17,366,000, (included in liabilities subject to compromise). Subsequent to us filing a petition under Chapter 11, it is required to prepay certain vendors, including the Chinese supplier.

     The credit card companies have, for the past several years, paid us shortly after credit card purchases by our customers. However, in light of current economic and credit conditions they changed their payment policies. In this connection, we entered into an agreement with one of our credit card companies for the interim period ended December 17, 2008, pursuant to which a $500,000 reserve was established as, in effect, a performance bond against delivery by us of the merchandise ordered by its credit card customers. During December 2008, the parties executed an agreement that increased the amount of the reserve to $800,000, extended processing services through June 2009 and modified certain other terms and conditions. During the fiscal year ended August 28, 2010, the credit card processor held back an additional $4,030,000. Subsequent to us filing voluntary petitions for bankruptcy under Chapter 11, the credit card processor released $1,350,000 of the holdback during August 2010.

     As more fully described in Note 18 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, the settlement with respect to our previously disclosed employment class litigation was for $1,300,000 with $300,000 due in escrow by August 17, 2010 and the remainder due January 15, 2011 or as soon thereafter as the court approves the final settlement. As a result of filing for bankruptcy no amounts have been paid into escrow.

     We acquired 20 stores from the related company, opened five additional Ashley stores, one of which was closed in August 2010, closed 27 Jennifer stores and relocated one Jennifer store as of July 18, 2010. We disbursed $525,000 of the $635,000 cash portion of the purchase price for the acquired stores and spent $781,000 for capital expenditures of continuing operations as of July 18, 2010.

     During our third quarter of fiscal 2010, we experienced a delay in the receipt of merchandise from our principal supplier, which is located in China, which negatively impacted our revenues. This delay continued subsequent to such period through our fourth quarter. In addition, during such period and thereafter, the credit card processor increased the hold back of certain payments due to us. As a consequence of such events, during May 2010 and thereafter, amounts payable by us to our principal supplier were not paid by their extended due dates. Further, as settlement negotiations progressed with respect to our previously disclosed employment class litigation it has became apparent that we would be required to make a $1.3 million cash payment as part of any such settlement.

     Based on the above and other factors, on July 18, 2010, we filed the Bankruptcy Case under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Under Chapter 11, we will continue to operate our business as a debtor-in-possession under court protection from our creditors and claimants, and intend to use Chapter 11 to reduce our liabilities and implement a plan of reorganization.

     The decision to file for Chapter 11 protection was driven primarily by the lack of financing available to us given the state of the credit markets. We had sought financing alternatives that would allow us to continue operating outside of bankruptcy, however, the Board of Directors determined that a Chapter 11 reorganization, was in our best interests, our customers, creditors, employees, and other interested parties.

     We intend to continue all business operations throughout the administration of the bankruptcy cases and to honor all of our existing customer commitments without interruption, post-petition, although there can be no assurance thereof.

     We filed a series of first-day motions in the Bankruptcy Court seeking to ensure that we will not have any interruption in maintaining and honoring our commitments during the reorganization process. Although Chapter 11 law prohibits payments for any invoices that were outstanding at the time of the filing without prior court approval, it does provide greater protection to those providers of goods and services who conduct business with us from this point forward.

     On November 19, 2010, we filed a plan of reorganization and accompanying disclosure statement with the Bankruptcy Court, which are subject to the Bankruptcy Court’s approval. Upon consummation of the presently contemplated plan of reorganization agreed to with our principal supplier, which is also our principal creditor, such supplier will (i) own 90.1% of our new equity securities; (ii) receive a $2,638,284.09, two-year secured note at 4% interest per annum; and (iii) receive a $1,878,760.45, four-year unsecured note at 6% interest per annum. In addition, such supplier has agreed, subject to certain conditions, to continue supplying merchandise throughout the Chapter 11 proceedings. The remaining 9.9% of the new equity securities is to be owned by other general unsecured creditors. In addition, the general unsecured creditors will receive (i) a $1,400,000, one-year secured note at 3% interest per annum; and (ii) a $950,000, three-year secured note at 5% interest per annum. In exchange for the new equity interests and notes to be issued, certain claims from both the principal supplier and the other general unsecured creditors will be extinguished. The present equity interests will be cancelled. The ultimate resolution of the Chapter 11 proceedings will be determined by the Bankruptcy Court and will involve extensive court proceedings. Accordingly, there is no assurance that the contemplated plan of reorganization will be implemented.

     Also on November 19, 2010, we filed a motion with the Bankruptcy Court seeking authorization to enter into a debtor-in-possession financing agreement with our principal supplier, whereby the principal supplier will (i) backstop or guarantee a letter of credit facility in the amount of up to $3,000,000, to be funded by a bank to or for the benefit of our credit card processor; and (ii) loan us immediately available cash, which amount could be as much as $3,500,000. This financing is necessary to fund day-to-day business operations through confirmation of a plan of reorganization, as well as to enable us to successfully exit from bankruptcy under Chapter 11 of the United States Bankruptcy Code. The motion is also subject to the Bankruptcy Court’s approval and there is no assurance that the contemplated agreement with our principal supplier will be approved.

     As of the date hereof, we have reached a new settlement agreement in principle with the plaintiff in our employment class action litigation, pursuant to which, if the agreement is approved by the Bankruptcy Court, we would agree to pay the plaintiff $50,000 and further agree that the plaintiff will have an allowed general unsecured claim of $450,000 in the Bankruptcy Case. The settlement agreement is subject to approval of the Bankruptcy Court and any payments and other consideration to be received by plaintiff in settlement of its allowed general unsecured claim will be made pro rata in proportion to and in the form of the payments and other consideration received by other general unsecured creditors in a plan of reorganization approved by the Bankruptcy Court. There can be no assurance that the contemplated settlement agreement with the plaintiff will be executed.

     The above conditions and events raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty or as a consequence of any plan of reorganization.

Contractual Obligations

     The following table sets forth our future contractual obligations in total, for each of the next five years and thereafter, as of August 28, 2010. Such obligations include the retail store and warehouse leases, the lease for the executive office and written employment contracts for two of our executive officers. The extent of these obligations will change as a result of the adoption of a plan of reorganization.

(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases for retail stores,
warehouses and executive office	$12,800	$10,254	$8,167	$6,073	$5,077	$15,228	$57,599
Capital leases for equipment	44	27	17	10	10	4	112
Employment contracts	900	—	—	—	—	—	900
Total contractual obligations	$13,744	$10,281	$8,184	$6,083	$5,087	$15,232	$58,611

     For the fiscal years ended August 28, 2010 and August 29, 2009 we had $804,000 and $230,000, respectively, in capital expenditures from continuing operations. We currently anticipate capital expenditures of approximately $300,000 during fiscal 2011 to refurbish existing facilities. We do not anticipate needing outside financing for such capital expenditures.

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

Calculation of the Liability for Lease Termination Costs

     Subsequent to the bankruptcy filing, when leased properties are no longer used for operating purposes, we recognize a loss on lease termination for the expected amount of the allowed claims which is equivalent to the greater of one base year obligation or 15% of the total rental obligation not to exceed three years of rent.

Income Taxes

     Some deductions for tax return purposes are taken when the expenses are actually paid, rather than when the expenses are recorded for book purposes. We accrue for the tax benefit expected to be received in future years if, in our judgment, it is more likely than not that we will receive such benefits. The amount and timing of certain current deductions require interpretation of tax laws. We estimate and accrue income tax contingencies for differences in interpretation that may exist with tax authorities. Quarterly, we evaluate income tax contingency accruals and the likelihood the benefits of a deferred tax asset will be realized. We consider a variety of factors, including the nature and amount of taxable income and expense items, the current tax statutes, the current status of audits performed by tax authorities and the projected future earnings.

     We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance, we are unable to conclude that it is more likely than not that we would be able to realize our net deferred tax assets in the future and we have therefore recorded a full valuation allowance. Should we determine that we would be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made.

Inflation

     We believe there was no significant impact on our operations as a result of inflation during the three fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     Management’s Report on Disclosure Controls and Procedures. Our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the PEO and PFO have concluded that, as of August 28, 2010, our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

     Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of August 28, 2010.

     This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K.

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

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

     Our Certificate of Incorporation and Bylaws provide for our business to be managed by or under the direction of the Board of Directors. Under our Certificate of Incorporation and Bylaws, the Board of Directors fixes the number of directors from time to time. The Board of Directors currently consists of five members. Directors are elected for a period of one year and thereafter serve, subject to the Bylaws, until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position(s) with the Company
Harley J. Greenfield	66	Director, Chairman of the Board and Chief Executive Officer
Edward G. Bohn	65	Director
Kevin J. Coyle	66	Director
Rami Abada	51	Director, President, Chief Operating Officer and Chief Financial Officer
Mark L. Berman	47	Director

     Our Board of Directors has determined that the following members of the Board qualify as independent directors under the definition promulgated by the NYSE Alternext: Edward G. Bohn, Kevin J. Coyle and Mark Berman. None of the members of our Board serve as Board members for any other public companies.

Harley J. Greenfield

     Mr. Greenfield has been our Chairman of the Board and Chief Executive Officer since August 1986 and was our President from August 1986 until December 1997. Mr. Greenfield has been engaged for more than 35 years in the furniture wholesale and retail business and was one of the co-founders of the related company that established the Jennifer Convertibles concept in 1975. Mr. Greenfield is a member of the New York Home Furnishings Association.

Edward G. Bohn

     Mr. Bohn has been a member of our Board of Directors since February 1995. In March 2001, Mr. Bohn was appointed Chief Financial Officer of Nova Corp., a company that constructs and manages the construction of data centers serving the telecommunications (Internet) industry both domestically and internationally, after having been a director and consultant since December 1999. Since September 1994, he has also operated as an independent consultant in financial and operational matters. He was a Director of Nuwave Technology, Inc., a video enhancement firm, from July 1995 to September 2003. From January 1983 to March 1994, Mr. Bohn was employed in various capacities by Emerson Radio, including from March 1993 to March 1994, as Senior Vice President-Special Projects; and from March 1991 to March 1993, as Chief Financial Officer and Treasurer/Vice President of Finance. Prior to March 1991, he was Vice President of Finance and Treasurer. Prior to Emerson Mr. Bohn held positions as an Officer and Assistant Controller of Jersey Central Power and Light, was Coordinator of Internal Auditing for the GPU System, controller of a multi million dollar food manufacturing company, and held various positions in a public accounting firm. He has a B.S. from Fairleigh Dickinson University and is a Member of New Jersey State Society of Certified Public Accountants.

Kevin J. Coyle

     Mr. Coyle was appointed as a member of our Board of Directors in February 1995. Mr. Coyle has been a certified public accountant specializing in litigation support since 1972. From January 2000 to July 2004, Mr. Coyle served as the Chief Financial Officer of Fresh Direct LLC, a company that sells perishable food products directly to consumers over the Internet. In July 2004, Mr. Coyle retired from Fresh Direct and has resumed his specialization in litigation support. Mr. Coyle graduated from Queens College with a B.S. in accounting and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Rami Abada

     Mr. Abada became our President and a member of our Board of Directors in December 1997, has been our Chief Operating Officer since April 1994 and became our Chief Financial Officer in September 1999. Mr. Abada was our Executive Vice President from April 1994 to December 1997. Prior to joining us, Mr. Abada had been employed by a related company since 1982.

Mark L. Berman

     Mr. Berman was appointed a member of our Board of Directors in May 2003. Mr. Berman is currently the Managing Partner of MB Family Advisors, LLC, an investment firm he founded in 2008 to manage investment portfolios across asset class (e.g., long only equities, fixed income, hedge funds, managed accounts, private equity, distressed investing, real estate etc.). Mr. Berman also acts as the Managing Partner of the MB Dislocation Opportunity Fund, a distressed credit fund of hedge funds. During 2006-07, Mr. Berman was Co-CEO of Laundry Capital, LLC, a specialty retail holding company that owns and operates the largest (by revenue) chain of laundry superstores in the U.S. Further, Mr. Berman was (and remains) a Managing Partner of WRB Capital Group, LLC, a real estate and alternative investment firm. From March 2002 through August 2005, Mr. Berman was Managing Partner of Liquid Realty Partners, an investment firm managing $160 million in institutional equity capital that managed a private equity fund-of-funds specialized in acquiring limited partnership interests in the secondary market. In 1994, Mr. Berman co-founded Trinad Partners, Inc., a boutique merchant-banking firm, where he focused on mid-market leveraged buyout and growth equity investments. Prior to that, Mr. Berman was an M&A attorney with Skadden, Arps, Slate, Meagher & Flom. Mr. Berman has a J.D. from New York University School of Law and a B.S. in Business Administration from the State University of New York at Albany.

THE BOARD AND ITS COMMITTEES

Committees and Meetings

     Our directors are elected at the Annual Meeting and hold office until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors.

     Board of Directors Meeting Attendance. The Board of Directors held 18 meetings during the 2010 fiscal year. None of the directors attended fewer than 75% of the number of meetings of the Board of Directors or any committee of which he is a member held during the period in which he served as a director or committee member, as applicable. The Board of Directors has adopted a policy pursuant to which each member of the Board of Directors is strongly encouraged to attend each annual meeting of our stockholders. All of the directors who had been serving on our Board of Directors at the time of our 2010 annual meeting of stockholders attended such annual meeting.

     Compensation and Option Committee. The Compensation and Option Committee did not hold any meetings during the fiscal year ended August 28, 2010. The Board of Directors has adopted a written charter for the Compensation and Option Committee. The Compensation and Option Committee currently has three members, Edward Bohn (Chairman), Kevin Coyle and Mark Berman. The principal executive officer and principal financial officer recommend compensation for all other executive officers and for other key employees. This recommendation is presented to the Compensation and Option Committee. The role of the Compensation and Option Committee is to evaluate these recommendations and present them to the Board of Directors. The Compensation and Option Committee also has the role of determining the compensation for the principal executive officer and the principal financial officer and to review, approve and make recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. However, the Board of Directors makes the final determination of the salary and bonus of the executive officers and key employees. In addition, the Compensation and Option Committee administers our 2006 Equity Incentive Plan, which includes the authority to make grants of stock options, and restricted and unrestricted stock awards to employees, consultants and directors.

     Audit Committee. The Board of Directors has a separately designated standing Audit Committee that consists of Mark Berman, Edward Bohn (Chairman) and Kevin Coyle. During the fiscal year ended August 28, 2010 the Audit Committee held four meetings. The Board of Directors has adopted and amended a written charter for the Audit Committee. Pursuant to our written Audit Committee Charter, the Audit Committee is empowered to retain and terminate the services of our independent registered public accountants and review the independence of such registered public accounting firm. The Audit Committee also reviews financial statements, the scope and results of annual audits and the audit and non-audit fees of the independent registered public accountants. Furthermore, the Audit Committee reviews the adequacy of our internal controls and procedures, the structure of our financial organization and the implementation of our financial and accounting policies, and monitored our transactions with the related company. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission, as such standards apply specifically to members of audit committees. The Board has determined that each of Messrs. Bohn and Coyle is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K.

     Nominating and Governance Committee. Our Nominating and Governance Committee (the “Nominating Committee”) has three members, Mark Berman, Edward Bohn (Chairman) and Kevin Coyle. The Nominating Committee did not hold any meetings during the fiscal year ended August 28, 2010. All members of the Nominating Committee qualify as independent directors under the definition promulgated by the NYSE Alternext.

     The Board of Directors has adopted a written charter for the Nominating Committee. Pursuant to the Nominating Committee charter, the Nominating Committee’s role is to make recommendations to the full Board of Directors as to the size and composition of the Board of Directors and to make recommendations as to particular nominees. The Nominating Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of the stockholders. As set forth in the Nominating Committee Charter, persons recommended by stockholders will be considered on the same basis as candidates from other sources.

     Monitoring Committee. Our Monitoring Committee has two members, Edward Bohn and Kenneth S. Grossman. During the fiscal year ended August 28, 2010 the Monitoring Committee held four meetings. The role of the Monitoring Committee is to make recommendations to the full Board of Directors as to any new related party transaction or modification of any previously existing related party relationship, which would require public disclosure and the approval from the full Board of Directors. Consistent with the Company’s Certificate of Incorporation, the Board of Directors shall first seek the approval of the Monitoring Committee for the transaction or modification. If the Board of Directors approves the transaction or relationship without the approval or modification of the Monitoring Committee, the absence of such approval will be reported by the Company in the document containing the public disclosure.

     A copy of the Compensation and Option Committee, Audit Committee, Nominating Committee and Monitoring Committee charters are available on our website at http://www.jenniferfurniture.com.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our executive officers who are not also directors. These executive officers are at will employees.

Name	Age	Position
Edward B. Seidner	58	Executive Vice President
Kevin Mattler	52	Sr. VP - Store Operations
Leslie Falchook	50	Sr. VP - Administration

Edward B. Seidner

     Mr. Seidner became a member of our Board of Directors in August 1986 and served until November 9, 2004. He has been our Executive Vice President since September 1994. From 1977 until November 1994, Mr. Seidner was an officer and a director of the related company. Mr. Seidner has been engaged for more than 30 years in the furniture wholesale and retail business. Mr. Seidner is a member of the New York Home Furnishings Association.

Leslie Falchook

     Mr. Falchook, age 50, has been one of our Vice Presidents since September 1986. Mr. Falchook is primarily involved with our store operations. Prior to joining us, Mr. Falchook had been employed by the related company since 1982.

Kevin Mattler

     Mr. Mattler, age 52, became our Vice President of Store Operations on April 12, 1994 and has been with us since 1988. Mr. Mattler is involved with, and supervises, the operation of our stores. During his tenure with us, Mr. Mattler has been involved in all facets of our operations. Prior to joining us, Mr. Mattler had been employed by the related company since 1982.

     The officers serve at the discretion of the Board of Directors and there are no family relationships among the officers listed and any of our directors.

Item 11. Executive Compensation.

Compensation Philosophy and Objective

Determining Executive Compensation

     The salary and bonus of each of our principal executive officer and principal financial officer is governed by the terms of pre-existing employment agreements with each of these individuals. With respect to the compensation of the other named executives, the principal executive officer and principal financial officer review the extent to which these executives are serving our strategy and financial needs, as determined by board of directors annually, the performance of each named executive officer and our financial condition in determining salary, bonus and equity compensation for the coming year and makes recommendations to the Compensation and Option Committee. The Compensation and Option Committee determines equity compensation for the principal executive officer and principal financial officer without input from any other individuals. The Company does not use benchmarks for determining the compensation for our principal executive officer, principal financial officer and any other named executive officers.

     Base salary. Each named executive officer receives a salary based on the executive’s experience, qualifications and performance. The principal executive officer and principal financial officer annually review each named executive officer’s base salary. Among the factors taken into consideration are (1) individual and corporate performance, (2) levels of responsibility, (3) prior experience, (4) breadth of knowledge of the industry, and (5) competitive pay practices. With respect to the principal executive officer and principal financial officer, the Compensation and Option Committee adheres to the terms of their respective employment agreements in its determination of the base salaries of these individuals.

     Annual bonus. In addition to the base salary, the Compensation and Option Committee may reward named executive officers each year for the achievement of financial or operational goals. The Compensation and Option Committee decisions with respect to cash bonuses also take into account our liquidity and capital resources at the time.

     Our principal executive officer and principal financial officer each receive the following annual bonus in accordance with their pre-existing employment agreements:

(i)	A lump sum cash payment, payable on or around January 10 following the end of each fiscal year equal to 2.5% of EBITDA (net income before interest, taxes, depreciation and amortization expense, (A) based on the audited financial statements reported on by the Company’s auditors in accordance with generally accepted accounting principles and (B) determined prior to payment of the annual bonus) in respect of such fiscal year; and

(ii)	A lump sum cash payment, payable on or around January 10 following the end of each fiscal year, equal to the product of (A) the excess, if any, of (1) the aggregate revenues in respect of such fiscal year of (a) the Company, (b) any partnership in which the Company is the general partner, (c) any licensee of the Company and (d) Jara Enterprises (the “Related Company”), over (2) $142 million and (B) 0.001. For purposes of clarification, the amount payable in accordance with this annual bonus shall equal $1,000 for each $1,000,000 in revenue of the entities in excess of $142,000,000.

     In no event shall these amounts be paid unless we have positive cash flow in accordance with generally accepted accounting principles, adjusted for borrowing for our growth.

     Equity Compensation. The Compensation and Option Committee also grants options pursuant to our 2006 Equity Incentive Plan. Through option grants, executives receive significant equity incentives to build long-term stockholder value. The exercise price of all options granted is at least 100% of the fair market value of our common stock on the date of grant. Recipients receive value from these grants only if the common stock appreciates over the long-term. In determining persons who receive options and the number of shares of common stock to be covered by each option, the Compensation Committee considers the person's position, responsibilities, service, accomplishments, present and future value to us, the anticipated length of his or her future service and other relevant factors.

     Fiscal Year 2010 Compensation. During the fiscal year ended August 28, 2010, we continued compensation under our employment agreements with Mr. Greenfield and Mr. Abada. There were no cost of living increases given during August 2010. Mr. Greenfield voluntarily agreed to reduce his annual salary by $300,000 effective December 28, 2008 in connection with the Company’s cost cutting program. Effective January 1, 2010, Mr. Greenfield began receiving his salary at the pre-reduction level. Since there remain a significant number of outstanding stock options unexercised during fiscal year 2010, we did not make any equity grants to any employees or officers.

     We paid a cash bonus to one named executive officer during fiscal 2010 as set forth in the Summary Compensation Table in this Form 10-K. Mr. Mattler’s bonus was based on the following:

     (1) 1/10 of 1% of the Company’s current fiscal year net income before any deferred tax adjustments as set forth in the Company’s Form 10-K for fiscal 2009, not to exceed $25,000 and 1/20 of 1% of net sales (defined as merchandise sales and fabric protection sales sold to customers) of the Company’s Jennifer segment and the Related Company in excess of $142,600,000 up to net sales of $192,000,000. The minimum bonus was set at $15,000 and the maximum bonus was set at $49,700.

     (2) 1% of profits of regional home delivery operations during the current fiscal year.

     In accordance with the bonus formulas set forth in their employment agreements, Mr. Greenfield and Mr. Abada during fiscal 2010 did not earn and accrue an annual bonus as set forth in the Summary Compensation Table.

     Neither Mr. Seidner nor Mr. Falchook are eligible to participate in any bonus plans and did not receive a bonus for fiscal 2010.

     Perquisites and Other Personal Benefits. During the fiscal year ended August 28, 2010, we continued to provide named executive officers with a car allowance, which the Compensation Committee believes is necessary because each named executive officer is required to travel to our various store locations.

Summary Compensation Table

     The following table sets forth compensation earned for the fiscal years ended August 28, 2010 and August 29, 2009 for (a) our Chief Executive Officer, (b) our Chief Financial Officer and (c) our three most highly compensated executive officers as of August 28, 2010 whose total annual salary and other compensation exceeded $100,000 (collectively with the Chief Executive Officer and the Chief Financial Officer, the "Named Executive Officers").

			Non-Equity
Name and			Incentive Plan	All Other
Principal Position	Year	Salary	Compensation	Compensation		Total
Harley J. Greenfield	2010	$407,735	$0	$25,292	(2)	$433,027
Chairman & CEO	2009	$329,696	$0	$26,428	(2)	$356,124
Rami Abada	2010	$633,736	$0	$11,700	(2)	$645,436
President, CFO & COO	2009	$647,650	$0	$11,700	(2)	$659,350
Edward B. Seidner	2010	$263,462	$0	$10,500	(2)	$273,962
EVP	2009	$234,615	$0	$10,500	(2)	$245,115
Kevin Mattler	2010	$151,000	$15,000 (1)	$11,400	(2)	$177,400
Sr. VP - Store Operations	2009	$151,000	$23,494 (1)	$11,400	(2)	$185,894
Leslie Falchook	2010	$139,216	$0	$7,800	(2)	$147,016
Sr. VP - Administration	2009	$122,000	$0	$7,800	(2)	$129,800

(1)	As of August 28, 2010 and August 29, 2009 respectively, these amounts were accrued, but not yet paid.

(2)	These amounts represent an automobile allowance.

Employment Agreements

     Messrs. Greenfield and Abada each entered into an employment agreement with us for a five-year period commencing August 15, 1999. Each agreement was automatically renewed for a one-year period on the third and fourth anniversaries of the effective date and shall automatically renew for an additional year on each anniversary thereafter, absent notice of termination by the executive or us. Each agreement includes non-competition, non-solicitation and non-disparagement covenants.

     In consideration for his service as Chief Executive Officer, Mr. Greenfield receives a salary of not less than $400,000 per year, subject to certain cost-of-living increases, and incentive bonuses based on our earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenues. Mr. Greenfield’s salary increases annually in accordance with the terms of his agreement. Since inception of his employment agreement on August 15, 1999, Mr. Greenfield has received $108,599 in cost-of-living increases (calculated as determined by the Bureau of Labor Statistics in its Consumer Price Index reports). In consideration for his service as Chief Financial Officer, Chief Operating Officer and President, Mr. Abada receives a salary of not less than $400,000 per year for the first three years of his employment term and not less than $500,000 per year thereafter, subject to certain cost-of-living increases, incentive bonuses based on EBITDA and revenues. Mr. Abada’s salary increases annually in accordance with the terms of his agreement. Since inception of his employment agreement on August 15, 1999, Mr. Abada has received $147,650 in cost-of-living increases (calculated as determined by the Bureau of Labor Statistics in its Consumer Price Index reports). Each agreement also provides for annual bonus compensation and participation in all compensation programs that we establish, including participation in our equity plans.

     Effective December 28, 2008, Mr. Greenfield and Mr. Seidner voluntarily agreed to reduce their annual salaries by $300,000 and $100,000, respectively. Effective January 1, 2010, they began receiving their salaries at the pre-reduction level.

     As set forth in the Compensation Discussion and Analysis above, all bonuses paid to our Named Executive Officers are paid pursuant to predetermined formulas.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table shows grants of stock options outstanding on the last day of the fiscal year ended August 28, 2010, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Harley J. Greenfield	300,000	0	$3.52	01/12/11
	300,000	0	$3.90	11/25/12
	233,333	0	$3.52	11/11/14

Rami Abada	150,000	0	$3.52	01/12/11
	300,000	0	$3.90	11/25/12

Edward B. Seidner	100,000	0	$3.52	01/12/11

Kevin Mattler	30,000	0	$3.90	11/25/12

Leslie Falchook	0	0	—	—

     All stock options vest equally over a three-year period beginning from date of grant. On March 9, 2005, the Board of Directors accelerated the vesting of all out of the money stock options in order to avoid the recognition of compensation expense under generally accepted accounting principles with respect to these options.

Option Exercises and Stock Vested in Fiscal Year 2010

     None of our Named Executive Officers exercised any stock options or had any stock that vested during our 2010 fiscal year.

Pension Benefits

     We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

     We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Termination Based Compensation

     We have entered into certain employment agreements that may require us to make payments and/or provide certain benefits to Messrs. Greenfield and Abada in the event of a termination of employment. To the extent that Messrs. Greenfield’s and Abada’s respective employment agreements are rejected in the Bankruptcy Case, Messrs. Greenfield and Abada will each have, at best, the ability to assert general unsecured claims for the amounts owed to them under their employment agreements with us. As such, there can be assurance as to how Messrs. Greenfield and Abada’s employment agreements will be treated in the Bankruptcy Case.

Termination Circumstances

     The employment agreements with each of Messrs. Greenfield and Abada may be terminated under the following circumstances:

     a. Death.

     b. Disability. If, as a result of incapacity due to physical or mental illness, the executive shall have been absent from his duties on a full-time basis (i) for a period of six consecutive months or (ii) for shorter periods aggregating six months during any twelve month period, and, in either case, within thirty (30) days after written notice of termination the executive shall not have returned to the performance of his duties on a full-time basis, the Company may terminate the employee’s employment for disability.

     c. Cause. The Company may terminate the executive's employment for cause upon (i) the willful and continued failure by the executive to substantially perform the executive's duties with the Company (other than any failure resulting from the executive's disability or anticipated failure after the issuance of a notice of termination for good reason by the executive after a written demand for substantial performance is delivered to the executive by the Board specifically identifying the manner in which the Board believes that the executive has not substantially performed his duties or (ii) the executive's conviction for the commission of a felony. For purposes of clause (i) of this definition, (x) no act, or failure to act, on the executive's part shall be deemed "willful" unless done, or omitted to be done, by the executive not in good faith and without reasonable belief that the executive's act, or failure to act, was in the best interest of the Company and (y) in the event of a dispute, no claim by the Company that cause exists shall be given effect unless the Board establishes, by clear and convincing evidence, that cause exists.

     d. Good Reason. The executive may terminate his employment for good reason in the event of a material breach by the Company of its obligations under the employment agreement, which breach has not been cured within ten (10) days after written notice thereof has been given by executive to the Company specifying the acts or omissions of the Company alleged to give rise to good reason.

Compensation Upon Termination

     The following tables summarize the potential payments to each Named Executive Officer assuming that one of the following events occurs. The table assumes that the event occurred on August 28, 2010, the last day of our fiscal year end.

     a. Death or Disability.

	Earned but Unpaid		Death or Disability
Name	Annual Bonus	One Year Salary	Benefits
Harley J. Greenfield	$0	$525,850	$0
Rami Abada	$0	$647,650	$0

     Upon death or disability of the executive, the Company shall pay to the executive the base salary in effect on the date of termination for the 12-month period following the date of termination, a lump sum cash payment equal to a pro rata portion of the annual bonus and any other death or disability benefits generally available in accordance with the terms and conditions of the various death or disability plans or programs in which the executive was participating as of the date of termination.

     b. Termination by the Company other than for Disability or Cause or by Executive for Good Reason.

Name	Earned but unpaid annual bonus	Three years salary	Highest annual bonus during employment period	Three times annual bonus	Three years health benefits	Three years car allowance
Harley J. Greenfield	$0	$1,577,550	$335,650	$0	$0	$77,400
Rami Abada	$0	$1,942,950	$335,650	$0	$50,998	$35,100

     Upon the termination of the executive by the Company other than for disability or cause or by the executive for good reason, the Company shall pay to the executive (1) a lump sum cash payment equal to the pro rata bonus, (2) a lump sum cash payment equal to three times the sum of the executive's base salary and the highest annual bonus earned by the executive during the employment period or, if no annual bonus shall have been earned by the executive as of the date of termination, a lump sum cash payment equal to three times the annual bonus that would have been payable to the executive for the fiscal year in which the date of termination occurs, based upon the Company's actual performance during such fiscal year, (3) for three years following the date of termination, continuing coverage under all employee welfare benefit plans and programs in which the executive was entitled to participate immediately prior to the date of termination and (4) for three years following the date of termination, the various fringe benefits and perquisites.

     c. By the Company for Cause or by Executive for Good Reason.

Earned but Unpaid
Name	Annual Bonus
Harley J. Greenfield	$0
Rami Abada	$0

     Upon the termination of the executive for cause or by executive for good reason, the executive is entitled to only a lump sum cash payment of the accrued annual bonus.

     No other Named Executive Officer is entitled to any payment upon a termination of employment for any reason. None of our Named Executive Officers are entitled to any payments upon a change of control of the Company.

Director Compensation

     Non-employee directors currently receive a fee of $10,000 per year, plus $500 per meeting attended, which fees amounted to an aggregate of $66,000 in fiscal 2010. In addition, Edward G. Bohn was paid $21,000 in connection with his service as Chairman of the Audit Committee during fiscal 2010. There is no set amount of committee fees paid. Directors are reimbursed for out-of-pocket expenses incurred in connection with their services. Each non-employee director is granted 25,000 options to purchase shares of our common stock when they are elected to the Board. During fiscal 2005, Messrs. Bohn, Coyle and Berman were granted 50,000, 50,000 and 25,000, respectively, options to purchase shares of our common stock at an exercise price of $3.52 per share.

     Kenneth S. Grossman, a non-director, who serves on our Monitoring Committee, was paid $ 21,000 during fiscal 2010. In addition, pursuant to the Settlement Agreements, as more fully described under “Certain Relationships and Related Transactions”, Mr. Grossman, in consideration for consulting services was paid $ 21,000 during fiscal 2010.

     The directors realize value from their stock options only when exercised, and only to the extent that the price of our common stock on the exercise date exceeds the price of our common stock on the grant date.

Fiscal Year 2010 Director Compensation Table

     The following table shows the total compensation paid or accrued during the fiscal year ended August 28, 2010 to each of our directors:

	Fees Earned
Name	Or Paid in Cash	Total
Edward G. Bohn	$43,000	$43,000
Kevin J. Coyle	$22,000	$22,000
Mark L. Berman	$22,000	$22,000

Compensation Committee Interlocks and Insider Participation

     During fiscal 2010, none of our officers or employees participated in deliberations of the Board of Directors concerning executive officer compensation. None of our officers or employees serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of November 19, 2010 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 7,073,466 shares of common stock outstanding on November 19, 2010.

	Amounts and Nature of		Percent of Class
Name and Address of Beneficial Owner	Beneficial Ownership (1)		(%)
Harley J. Greenfield (2)	1,430,662	(3)	17.4
Edward B. Seidner (2)	830,383	(4)	11.6
David A. Belford (5)	394,000	(5)	5.6
Kenneth S. Grossman (6)	398,500	(6)	5.5
M. Shanken Communications, Inc. (7)	680,571	(7)	9.6
Edward G. Bohn (2)	79,500	(8)	1.1
Kevin J. Coyle (2)	86,250	(9)	1.2
Leslie Falchook (2)	27,600	(10)	0.4
Rami Abada (2)	568,801	(11)	7.6
Kevin Mattler (2)	30,000	(12)	0.4
Hans J. Klaussner and Klaussner Furniture
Industries, Inc. (15)	943,230	(13)	11.8
Mark Berman (2)	98,000	(14)	1.4
Nissan Aboodi (15)	625,500	(15)	8.8
Bruce Galloway (16)	364,754	(16)	5.2
All directors and executive officers and executive employees as a group (eight (8) persons) (2)	3,151,196	(3)(4)(8)(9)(10)(11) (12)(14)	35.1

(1)	All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

(2)	The address of Messrs. Greenfield, Seidner, Bohn, Coyle, Falchook, Abada, Mattler and Berman is c/o Jennifer Convertibles, Inc., 417 Crossways Park Drive, Woodbury, New York 11797.

(3)	Includes (a) 297,329 shares of common stock, (b) 300,000 shares of common stock underlying options to acquire convertible preferred stock granted to Mr. Greenfield by Klaussner and (c) 833,333 shares issuable upon currently exercisable options. See "Executive Compensation."

(4)	Includes (a) 730,383 shares of common stock and (b) 100,000 shares issuable upon the exercise of currently exercisable options. See "Executive Compensation."

(5)	The address of David A. Belford is 2097 S. Hamilton Road, Suite 200, Columbus, Ohio 43232. The information is based upon a Schedule 13D/A filed by such person on April 20, 1998.

(6)	Includes (a) 248,500 shares of common stock and (b) 150,000 shares issuable upon the exercise of currently exercisable warrants. The address of Kenneth S. Grossman is 18 Norfolk Rd., Great Neck, New York 11020. The information is based upon a Schedule 13G filed by such person on April 22, 2005.

(7)	The address of M. Shanken Communications, Inc. is 387 Park Avenue South, New York, New York 10022. The information is based upon a Schedule 13G filed by such person on January 18, 2008.

(8)	Includes (a) 4,500 shares of common stock and (b) 75,000 shares issuable upon the exercise of currently exercisable options.

(9)	Includes (a) 11,250 shares of common stock and (b) 75,000 shares issuable upon the exercise of currently exercisable options.

(10)	Includes 27,600 shares of common stock. See "Executive Compensation."

(11)	Includes (a) 118,801 shares of common stock and (b) 450,000 shares issuable upon the exercise of currently exercisable options. See "Executive Compensation."

(12)	Includes 30,000 shares issuable upon the exercise of currently exercisable options. See "Executive Compensation."

(13)	Includes (a) 924,500 shares underlying convertible preferred stock in connection with Klaussner's $5,000,000 investment and (b) 18,730 shares issuable upon the exercise of currently exercisable options. Based on information contained in the Schedule 13D filed by Klaussner and its owner, Hans J. Klaussner, Mr. Klaussner is the sole stockholder of the parent company of Klaussner and, accordingly, may be deemed the beneficial owner of the shares owned by Klaussner. The principal address of Klaussner is 405 Lewallen Street, Asheboro, North Carolina 27203. Hans J. Klaussner's address is 7614 Gegenbach, Germany. The information is based upon a Schedule 13D filed by such group on December 15, 2004.

(14)	Includes (a) 27,000 shares of our common stock held directly by Mr. Berman; (b) 16,000 shares of our common stock held by Mr. Berman’s wife; (c) 2,000 shares of our common stock held under a Money Purchase Keogh f/b/o Mark Berman by CWAI Consultants Corp.; (d) 3,000 shares of our common stock held under a Profit Sharing Keogh f/b/o Mark Berman by CWAI Consultants Corp.; and (e) 50,000 shares issuable upon the exercise of currently exercisable options.

(15)	Includes (a) 460,000 shares of our common stock held by Navon VII LLC of which Mr. Aboodi has shared voting and dispositive power and (b) 165,500 shares of common stock held under Delaware Charter G&T Co TR Nissim Aboodi of which Mr. Aboodi has shared voting and dispositive power. Based on information contained in the Schedule 13G filed by the aforementioned entities and Nissan Aboodi, Mr. Aboodi is deemed the beneficial owner of the shares owned. The principal address of Nissan Aboodi is 1700 Broadway – 17th Floor, New York, NY 10019. The information is based upon a Schedule 13G filed by such person on February 12, 2008.

(16)	Includes (a) 150,935 shares are held by Mr. Galloway’s Individual Retirement Account for which Mr. Galloway has sole power to vote and dispose, (b) 8,600 shares are held by Mr. Galloway’s children for which he has the sole power to vote and dispose, and (c) 205,219 shares are held by Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”), for which Mr. Galloway has the shared power to vote and dispose. Mr. Galloway is a managing member of Galloway Capital Management, LLC, the general partner of STEP. Mr. Galloway disclaims beneficial ownership of the shares directly beneficially owned by STEP, except to: (i) the indirect interests by virtue of Mr. Galloway being a managing member of Galloway Capital Management, LLC, the general partner of STEP; and (ii) the indirect interests of Mr. Galloway by virtue of being a limited partner in STEP. The principal business address for Mr. Galloway is 720 Fifth Avenue, 10th floor, New York, New York 10019. The information is based upon a Schedule 13G filed by such person on April 13, 2010.

     Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” on this Annual Report on Form 10-K for the information required by Item 201(d) of Regulation S-K with respect to Equity Compensation Plan Information.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

    We were previously a party to several agreements with a company (the “related company”) in which the sister of Harley Greenfield, our Chairman and Chief Executive Officer, served as interim President. The services provided under this agreement included warehousing, purchasing and management. As of August 29, 2009, the related company owed us $4,094,000 for net current charges for fiscal 2009.

    As of December 31, 2009, after the related company defaulted on its payment obligations to us, we, in order to protect our brand and our customers, entered into an agreement (the “Agreement”) with the related company, pursuant to which, effective January 1, 2010, the related company ceased operations at the 19 owned stores, plus one store that it operated but did not own, and we began operating these stores solely for our own benefit and account. We agreed to purchase the inventory in the stores’ showrooms for $635,000, payable over five months and subject to offset under certain circumstances. The Agreement allowed us to evaluate each store location and negotiate with the landlords at such locations for entry into new leases and endeavor to cancel or defer the rent arrearages, which the related company advised aggregated approximately $300,000 as of January 1, 2010. We agreed to pay no more than $300,000 to settle the arrearages at all 20 stores, and if the arrearages exceeded $300,000, the related company agreed to reimburse us for such excess or such excess would be used to offset the amount we owed the related company for the purchase of the inventory. Other than the rent arrearages, we did not assume any liabilities of the related company. We also agreed to offer to employ all store employees previously employed by the related company, but agreed not to be responsible for any commissions, salary, health or other benefits or other compensation owed them prior to January 1, 2010. We agreed to be responsible for the costs of operating the stores on and after January 1, 2010, except with respect to stores vacated by us.

    Pursuant to the Agreement, the purchase price to acquire the activities and net assets of the related company approximated $936,000, consisting of $635,000 in cash and the extinguishment of $301,000 in receivables owed to us by the related company at December 31, 2009 under the Interim Agreement. In addition, the related company agreed to surrender to us 93,579 shares of our common stock owned by the related company. We determined that the fair values of the net assets acquired exceeded the purchase price by approximately $23,000, which was recorded as a gain for the fiscal year ended August 28, 2010.

Additional Matters

    Klaussner Furniture Industries Inc. (“Klaussner”), is one of our suppliers and the owner of the outstanding shares of the Company’s Series A convertible preferred stock. The 6,490 outstanding shares of Series A convertible preferred stock (“Series A Stock”), which are owned by Klaussner, are non-voting, have a liquidation preference of $3,245, do not pay dividends (except if declared on the common stock) and are convertible into 924,500 shares of our common stock. In addition, as long as Klaussner owns at least 10% of our outstanding common stock, assuming conversion, it has the right of first refusal to purchase any common stock or equivalents sold by us at less than $3.51 per share. In connection therewith, and as a result of us granting options to employees to purchase shares of common stock at $2.00 per share, on January 18, 2001, we granted Klaussner an option to purchase 18,730 shares of common stock at an exercise price of $2.00 per share. The option expires in January 2011.

    On December 15, 2004, Klaussner granted to Harley Greenfield options to purchase 2,106 shares of our Series A Preferred Stock, par value $.01, at an exercise price of $712.25 per share. The options were convertible into an aggregate of 300,000 shares of our common stock and expired on November 30, 2009. The options were granted in order to provide Mr. Greenfield with an incentive to remain our Chief Executive Officer.

    As of August 28, 2010, we owed Klaussner $998,000, of which $994,000 represents a liability subject to compromise and purchased approximately $3,136,000 of our inventory from Klaussner during fiscal 2010.

    During fiscal 2010, we paid Kenneth Grossman a fee of $21,000 in connection with the settlement of derivative litigation in 2005. As part of such settlement, Mr. Grossman also received a warrant to purchase 50,000 common shares at an excise price of $2.37 per share.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by EisnerAmper LLP for the audit of our annual financial statements for the fiscal years ended August 28, 2010 and August 29, 2009, and fees billed for other services rendered by EisnerAmper LLP (formally Eisner LLP) during those periods.

	2010	2009
Audit fees (1)	$330,000	$292,500
Audit-related fees (2)	11,403	4,500
Tax fees	0	0
All other fees	0	0
Total	$341,403	$297,000

(1)
Audit fees consisted of audit work performed in the audit of our annual financial statements and review of financial statements included in our quarterly reports filed with the Securities and Exchange Commission.

(2)
Audit related fees consisted principally of assistance in connection with SEC filings and the interpretation of a comment letter that we received from the SEC regarding our annual financial statements for fiscal 2009.

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

             (3) Exhibits.

10.13	Amendment No. 2 to Warehousing Agreement, by and between Jara Enterprises, Inc. and Jennifer Convertibles, Inc. incorporated herein by reference to our Current Report on Form 8-K filed on May 13, 2003 reporting as an Item 5 event.

10.14	Amendment No. 2 to Management Agreement and License, by and between Jara Enterprises, Inc., Jennifer Convertibles, Inc., Fred Love and Jennifer Acquisition Corp., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003.

10.15	Jennifer Convertibles, Inc. 2003 Stock Option Plan, incorporated herein by reference to our Proxy Statement on Schedule 14A filed on August 11, 2003.

10.16	Amendment No. 3 to Management Agreement and License, by and between Jara Enterprises, Inc., Jennifer Convertibles, Inc. and Jennifer Acquisition Corp. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 2004.

10.17	Warrant dated as of March 30, 2005 incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

10.18	Executive Compensation Arrangements incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

10.19	Director Compensation Arrangements incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

10.20	Credit Agreement by and among Jennifer Convertibles, Inc., Caye Home Furnishings, LLC, Caye Upholstery, LLC and Caye International Furnishings, LLC incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 28, 2005.

10.21	Security Agreement by and among Jennifer Convertibles, Inc., Caye Home Furnishings, LLC, Caye Upholstery, LLC and Caye International Furnishings, LLC incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 28, 2005.

10.22	Amendment No. 3 to Warehousing Agreement, by and among Jennifer Convertibles, Inc., Jennifer Warehousing, Inc., and Jara Enterprises, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 27, 2005.

10.23	First Amendment to Credit Agreement incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 25, 2006.

10.24	Amendment No. 4 to Management Agreement and License, by and between Jara Enterprises, Inc., Jennifer Convertibles, Inc. and Jennifer Acquisition Corp. incorporated herein by reference to our Current Report on Form 8-K filed on October 18, 2006 reporting as an Item 1.01 event.

10.25	Second Amendment to Credit Agreement and First Amendment to Security Agreement by and among Caye Home Furnishings, LLC, Caye Upholstery, LLC, Caye International Furnishings, LLC incorporated herein by reference to our Current Report on Form 8-K filed on November 2, 2006 reporting as an Item 1.01 event.

10.26	Ashley Homestores, Ltd. Trademark Usage Agreement by and between Hartsdale Convertibles, Inc. (a wholly owned subsidiary of Jennifer Convertibles, Inc.) and Ashley Homestores, Ltd. incorporated herein by reference to our Current Report on Form 8-K filed on November 2, 2006 reporting as an Item 1.01 event.

             (3) Exhibits.

10.27	Third Amendment to Credit Agreement and Second Amendment to Security Agreement by and among Caye Home Furnishings, LLC, Caye Upholstery, LLC, Caye International Furnishings, LLC incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2007.

10.28	Fourth Amendment to Credit Agreement and Third Amendment to Security Agreement by and among Caye Home Furnishings, LLC, Caye Upholstery, LLC, Caye International Furnishings, LLC incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2008.

10.29	Amendment No. 4 to Warehousing Agreement, by and among Jennifer Convertibles, Inc., Jennifer Warehousing, Inc., and Jara Enterprises, Inc. incorporated herein by reference to our Current Report on Form 8-K filed on August 21, 2008 reporting as an Item 1.01 event.

10.30	Amendment No. 5 to Warehousing Agreement, by and among Jennifer Convertibles, Inc., Jennifer Warehousing, Inc., and Jara Enterprises, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 30, 2008.

10.31	Amendment No. 5 to Management Agreement and License, by and among Jara Enterprises, Inc., Jennifer Convertibles, Inc. and Jennifer Acquisition Corp. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 30, 2008.

10.32	Amendment No. 6 to Warehousing Agreement, by and among Jennifer Convertibles, Inc., Jennifer Warehousing, Inc., and Jara Enterprises, Inc. incorporated herein by reference to our Current Report on Form 8-K filed on September 8, 2009 reporting as an Item 1.01 event.

10.33	Interim Arrangement, by and among Jennifer Convertibles, Inc. and Jara Enterprises, Inc. incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 29, 2009.

10.34	Agreement by and between Jara Enterprises Inc., Jane Love and Jennifer Convertibles, Inc. incorporated herein by reference to our Current Report on Form 8-K filed on January 7, 2010 reporting as an Item 1.01 event.

10.35	Plan Support Agreement by and between Jennifer Convertibles, Inc. and Haining Mengnu Co. Ltd. incorporated herein by reference to our Current Report on Form 8-K filed on July 20, 2010 reporting as an Item 1.01 event.

14	Corporate Code of Conduct and Ethics incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended August 28, 2004.

21.1	Subsidiaries, incorporated herein by reference to Exhibit 22.1 to our Annual Report on Form 10-K for fiscal year ended August 27, 1994.

23.1	Consent of Eisner LLP. *

31.1	Certification of Chief Executive Officer. *

31.2	Certification of Chief Financial Officer. *

32.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 1350. *

32.2	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350. *

* Filed herewith.

    (b) Exhibits.

    See (a) (3) above.

    (c) Financial Statement Schedules.

    See (a) (2) above.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Jennifer Convertibles, Inc.
Woodbury, New York

We have audited the accompanying consolidated balance sheets of Jennifer Convertibles, Inc. and subsidiaries (Debtor-in-Possession as of July 18, 2010) (the "Company") as of August 28, 2010 and August 29, 2009 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended August 28, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jennifer Convertibles, Inc. and subsidiaries as of August 28, 2010 and August 29, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 28, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring net losses, has a stockholders' deficiency as of August 28, 2010 and on July 18, 2010, filed a petition for bankruptcy under the United States Bankruptcy Code. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern. Management's plan of reorganization is described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 5, the Company had significant transactions with a related company.

EisnerAmper, LLP

New York, New York
November 24, 2010

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF JULY 18, 2010
Consolidated Balance Sheets
(In thousands, except for share data)

	August 28, 2010	August 29, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,591	$5,609
Restricted cash	99	99
Accounts receivable	4,160	1,816
Merchandise inventories, net	8,603	9,076
Due from Related Company, net of allowance for loss of $947	—	3,147
Prepaid expenses and other current assets	2,086	1,214
Total current assets	20,539	20,961

Store fixtures, equipment and leasehold improvements, at cost, net	2,239	2,355
Goodwill	—	483
Other assets (primarily security deposits)	577	670
	$23,355	$24,469

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable, trade (including $4 and $1,255 to a stockholder)	$1,590	$14,317
Customer deposits	5,353	4,976
Accrued expenses and other current liabilities	5,565	6,001
Due to Related Company	—	400
Deferred rent and allowances - current portion	359	589
Total current liabilities	12,867	26,283

Deferred rent and allowances, net of current portion	1,897	2,360
Obligations under capital leases, net of current portion	58	96
Total liabilities not subject to compromise	14,822	28,739

Liabilities subject to compromise (including $994 to a stockholder)	37,249	—
Total liabilities	52,071	28,739

Commitments and contingencies (Notes 17 and 18)

Stockholders' Deficiency:
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490 shares at August 28, 2010 and August 29, 2009
(liquidation preference $3,245)	—	—
Series B Convertible Preferred - issued and outstanding 47,989 shares at August 28, 2010 and August 29, 2009
(liquidation preference $240)	1	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued 7,073,466
shares at August 28, 2010 and August 29, 2009	70	70
Additional paid-in capital	29,659	29,647
Treasury stock, at cost, 93,579 common shares at August 28, 2010	(125)	—
Accumulated deficit	(58,321)	(33,988)
	(28,716)	(4,270)
	$23,355	$24,469

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF JULY 18, 2010
Consolidated Statements of Operations
(In thousands, except for share and per share data)

	Year ended	Year ended	Year ended
	August 28, 2010	August 29, 2009	August 30, 2008
	(52 weeks)	(52 weeks)	(53 weeks)
Revenue:
Net sales	$72,521	$69,327	$85,328
Revenue from service contracts	3,784	3,960	5,097
	76,305	73,287	90,425
Cost of sales, including store occupancy,
warehousing, delivery and service costs	56,601	50,682	62,956
Loss related to service contracts	3,614	—	—
Selling, general and administrative expenses	29,664	25,019	28,294
Loss on leases related to closed stores	1,369	—	—
Impairment of goodwill	483	1,167	—
Provision for loss related to litigation	—	1,300	—
Loss on amounts due from Related Company	3,128	947	—
Depreciation and amortization	728	839	731
	95,587	79,954	91,981
Loss from operations	(19,282)	(6,667)	(1,556)
Gain on acquisition of Related Company	23	—	—
Interest income	12	89	521
Interest expense	(14)	(19)	(16)
Loss from continuing operations before reorganization items
and income taxes	(19,261)	(6,597)	(1,051)
Reorganization items, net	405	—	—
Loss from continuing operations before income taxes	(19,666)	(6,597)	(1,051)
Income tax expense	30	9	10
Loss from continuing operations	(19,696)	(6,606)	(1,061)
Loss from discontinued operations
(including loss on store closings of $2,353, $116 and $84
for 2010, 2009 and 2008, respectively)	(4,637)	(4,402)	(2,268)
Net loss	$(24,333)	$(11,008)	$(3,329)

Basic and diluted loss per common share:
Loss from continuing operations	$(2.81)	$(0.93)	$(0.15)
Loss from discontinued operations	(0.65)	(0.62)	(0.32)
Net loss	$(3.46)	$(1.55)	$(0.47)

Basic and diluted weighted average common shares outstanding	7,011,853	7,073,466	7,073,466

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
DEBTOR -IN-POSSESSION AS OF JULY 18, 2010
Consolidated Statements of Stockholders' Equity (Deficiency)
Years Ended August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share data)

	Preferred stock		Preferred stock						Additional
	Series A		Series B		Common stock		Treasury stock		paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Cost	capital	(deficit)	Totals
Balances at August 25, 2007	6,490	$—	47,989	$1	7,073,466	$70	—	$—	$29,605	$(19,651)	$10,025
Non cash compensation to									21		21
consultant
Net loss										(3,329)	(3,329)
Balances at August 30, 2008	6,490	$—	47,989	$1	7,073,466	$70	$—	$—	$29,626	$(22,980)	$6,717
Non cash compensation to									21		21
consultant
Net loss										(11,008)	(11,008)
Balances at August 29, 2009	6,490	$—	47,989	$1	7,073,466	$70	$—	$—	$29,647	$(33,988)	$(4,270)
Non cash compensation to									12		12
consultant
Treasury stock purchased from							93,579	(125)			(125)
Related Company
Net loss										(24,333)	(24,333)
Balances at August 28, 2010	6,490	$—	47,989	$1	7,073,466	$70	93,579	$(125)	$29,659	$(58,321)	$(28,716)

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF JULY 18, 2010
Consolidated Statements of Cash Flows
(In thousands)

	Year ended	Year ended	Year ended
	August 28, 2010	August 29, 2009	August 30, 2008
	(52 weeks)	(52 weeks)	(53 weeks)
Cash flows from operating activities:
Net loss	$(24,333)	$(11,008)	$(3,329)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities of continuing operations:
Loss related to service contracts	3,614	—	—
Impairment of goodwill	483	1,167	—
Provision for loss on amounts due from Related Company	3,128	947	—
Depreciation and amortization	728	839	731
Gain on acquisition of Related Company	(23)	—	—
Non cash compensation to consultant	12	21	21
Loss from discontinued operations	4,637	4,402	2,268
(Gain) loss on disposal of property	(456)	(12)	33
Deferred rent	(173)	(393)	43
Changes in operating assets and liabilities, net of effects from the acquisition in
2010 and discontinued operations
Merchandise inventories, net	(474)	1,259	3,242
Prepaid expenses and other current assets	(712)	288	(267)
Accounts receivable	(2,313)	(1,048)	(444)
Due from Related Company, net	(682)	(31)	621
Other assets, net	(2)	8	2
Accounts payable, trade	(12,727)	1,385	(6,786)
Customer deposits	1,173	(874)	816
Accrued expenses and other current liabilities	(3,202)	1,872	(269)
Liabilities subject to compromise	37,249	—	—
Net cash provided by (used in) operating activities of continuing operations	5,927	(1,178)	(3,318)

Cash flows from investing activities:
Capital expenditures	(804)	(230)	(619)
Purchase of business and assets of Related Company	(525)	—	—
Sale of marketable auction rate securities	—	1,400	6,900
Restricted cash	—	1,017	(40)
Net cash (used in) provided by investing activities of continuing operations	(1,329)	2,187	6,241

Cash flows from financing activities:
Principal payments under capital lease obligations	(44)	(41)	(33)
Net cash used in financing activities of continuing operations	(44)	(41)	(33)

Net increase in cash and cash equivalents from continuing operations	4,554	968	2,890

Net decrease in cash and cash equivalents from operating activities of	(4,545)	(4,340)	(1,992)
discontinued operations

Net decrease in cash and cash equivalents from investing activities of	(27)	(76)	(216)
discontinued operations

Cash and cash equivalents at beginning of year	5,609	9,057	8,375

Cash and cash equivalents at end of year	$5,591	$5,609	$9,057

Supplemental disclosure of cash flow information:

Income taxes paid	$53	$23	$462

Interest paid	$14	$19	$16

Reorganization items paid	$745	$—	$—

Obligations under capital leases for equipment and leasehold improvements	$—	$—	$68

See Notes to Consolidated Financial Statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

(1) BUSINESS

Jennifer Convertibles, Inc. and subsidiaries (the “Company”) owns specialty retail stores that sell a complete line of sofa beds, as well as sofas and companion pieces, such as loveseats, chairs and recliners, and specialty retail stores that sell leather living room furniture. Stores are located in New York City and surrounding areas, New Jersey, Connecticut, Maryland, Washington D.C., Virginia and California. The Company also owns stores located in New York City and surrounding areas, which sell home furnishings consisting of Ashley Homestore, Ltd. products and accessories. As of August 28, 2010 and August 29, 2009, respectively, 89 and 142 Company-owned stores operated under the Jennifer Convertibles and Jennifer Leather names and 6 and 2 stores operated under the Ashley Furniture Homestore name.

During fiscal 2010, the Company closed sixty-nine stores of which the operating results of fifty-three have been reflected as discontinued operations in the accompanying financial statements. During fiscal 2009, the Company closed seven stores of which the operating results of five have been reflected as discontinued operations in the accompanying financial statements. During fiscal 2008, the Company combined one store with another and closed ten stores of which the operating results of nine have been reflected as discontinued operations in the accompanying financial statements. The operations of sixteen and two stores closed in fiscal 2010 and 2009, respectively, and one store closed in 2008 have not been reported as discontinued operations as the Company anticipates that significant continuing sales will be generated from customers of such closed stores from stores located in the same territory. The consolidated statements of operations for the years ended August 29, 2009 and August 30, 2008 have been reclassified to include as discontinued operations the results of the fifty-three closed stores reported as discontinued operations during fiscal 2010. In addition, as a result of closed territories in connection with the Company’s restructuring of its operations (see Note 15), the operations of two and three additional stores closed in fiscal 2009 and 2008, respectively, previously reported in continuing operations have been reclassified as discontinued operations for these fiscal years.

In September and October 2010, the company closed ten additional stores which are included in continuing operations as of August 28, 2010.

As more fully discussed in Note 5, through December 31, 2009, the Company and a related company (the “Related Company”) have had numerous transactions with each other. Accordingly, the results of operations of the Company are not necessarily indicative of what they would be if all transactions were with independent parties.

(2) VOLUNTARY BANKRUPTCY FILING

The Company has incurred a net loss for the years ended August 28, 2010, August 29, 2009 and August 30, 2008, and has also used cash in its operating activities during fiscal 2009 and 2008. In addition, the Company has a stockholders' deficiency as of August 28, 2010. Further, during fiscal 2009, a finance company to which the Company sold receivables on a non-recourse basis terminated its agreement with the Company, credit card processors began holding back certain payments due to the Company for credit card purchases by customers, and the Related Company failed to make timely payments to the Company by the required due dates. In November 2009, the Related Company defaulted on its payment obligations to the Company and the Company discontinued granting credit to the Related Company and provided an allowance for loss for the net balance due from the Related Company. In January 2010, the Company acquired the business of the Related Company and in connection therewith, wrote-off the net balance due from the Related Company and undertook to pay claims related to previously sold fabric and leather protection services which was the obligation of the Related Company. These events impacted the Company's liquidity.

During the third and fourth quarters of 2010, the Company experienced a delay in the receipt of merchandise from its principal supplier, which is located in China, which negatively impacted the Company’s revenues. In addition, during such period the credit card processor increased the hold back of certain payments due the Company (see Note 7). As a consequence of such events, amounts payable by the Company to its principal supplier were not paid by their extended due dates. Further, as settlement negotiations progressed with respect to the pending employment class litigation (see Note 18) it became apparent that the Company would be required to make a $1.3 million cash payment as part of any such settlement.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

Based on the above and other factors, on July 18, 2010, Jennifer Convertibles, Inc. and all of its subsidiaries filed voluntary petitions for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Under Chapter 11, the Company will continue to operate its business as a debtor-in-possession under court protection from its creditors and claimants, and intends to use Chapter 11 to reduce its liabilities and implement a plan of reorganization. Certain claims against the Company in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as debtor-in-possession. These claims are reflected in the August 28, 2010 balance sheet as liabilities subject to compromise. Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages, domestic carrier fees, customer programs, utilities, insurance and taxes. Such amounts are excluded from liabilities subject to compromise.

On November 19, 2010, the Company filed a plan of reorganization and accompanying disclosure statement with the Bankruptcy Court, which are subject to the Bankruptcy Court’s approval. Upon consummation of the presently contemplated plan of reorganization agreed to with the Company’s principal supplier, which is also the Company’s principal creditor, such supplier will (i) own 90.1% of the Company’s new equity securities; (ii) receive a $2,638, two-year secured note at 4% interest per annum; and (iii) receive a $1,879, four-year unsecured note at 6% interest per annum. In addition, such supplier has agreed, subject to certain conditions, to continue supplying merchandise throughout the Chapter 11 proceedings. The remaining 9.9% of the new equity securities is to be owned by other general unsecured creditors. In addition, the general unsecured creditors will receive (i) a $1,400 , one-year secured note at 3% interest per annum; and (ii) a $950, three-year secured note at 5% interest per annum. In exchange for the new equity interests and notes to be issued, certain claims from both the principal supplier and the other general unsecured creditors will be extinguished. The present equity interests will be cancelled. The ultimate resolution of the Chapter 11 proceedings will be determined by the Bankruptcy Court and will involve extensive court proceedings. Accordingly, there is no assurance that the contemplated plan of reorganization will be implemented.

Also on November 19, 2010, the Company filed a motion with the Bankruptcy Court seeking authorization to enter into a debtor-in-possession financing agreement with the Company’s principal supplier, whereby the principal supplier will (i) backstop or guarantee a letter of credit facility in the amount of up to $3,000, to be funded by a bank to or for the benefit of the Company’s credit card processor; and (ii) loan the Company immediately available cash, which amount could be as much as $3,500. This financing is necessary to fund day-to-day business operations through confirmation of a plan of reorganization, as well as to enable the Company to successfully exit from bankruptcy under Chapter 11 of the United States Bankruptcy Code. The motion is also subject to the Bankruptcy Court’s approval and there is no assurance that the contemplated agreement with the Company’s principal supplier will be approved.

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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The consolidated financial statements include the accounts of Jennifer Convertibles, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The 2009 and 2008 results of operations and cash flows have been restated from amounts previously reported to reflect operations of stores closed in 2010 as discontinued operations.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

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

Segment information:

Accounting guidance requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The pronouncement permits operating segments to be aggregated if they have similar economic characteristics, products, types of customers and methods of distribution. Accordingly, the Company’s specialty furniture stores (“Jennifer”) are considered to be one reportable operating segment and the Ashley stores – big box, full line home furniture retail stores are another reportable segment.

Cash and cash equivalents:

The Company considers all short-term, highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Merchandise inventories:

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located as follows:

	August 28,	August 29,
	2010	2009
Showrooms	$4,136	$5,068
Warehouses	4,467	4,008
	$8,603	$9,076

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

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

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

As described in Note 2, during July 2010, the Company filed voluntary petitions for bankruptcy under Chapter 11 of the Bankruptcy Code. As a result thereof and the related conditions which caused such filing, during the fourth quarter of fiscal 2010, the Company recorded a $483 impairment loss for its remaining goodwill which related to three stores in New York City. During the fourth quarter of fiscal 2009, the annual impairment test resulted in a charge of $1,167 for the impairment of goodwill related to stores in the Chicago and Florida areas. The impairment resulted from a substantial decline in operating performance from these stores and their failure to meet projected 2009 results. Additionally, the Company forecasted a further decline in the future operating performance of these stores. During the fiscal year ended August 30, 2008, the Company performed the required annual impairment tests for goodwill and determined that there was no impairment.

Income taxes:

Deferred tax assets and liabilities are determined based on the estimated future tax effects of net operating loss carryforwards and temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax assets and liabilities.

Deferred leases:

Deferred lease costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease.

Deferred rent and allowances:

Rent expense charged to operations differs from rent paid pursuant to certain of the Company’s leases, because of the effect of free rent periods and work allowances granted by the landlord. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases reduced by work allowances granted, on a straight-line basis, over the respective lease term. Accordingly, the Company has recorded deferred rent and allowances of $2,256 and $2,949 at August 28, 2010 and August 29, 2009, respectively.

Revenue recognition:

Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Sales are made on a non-financed basis. Through February 2009, sales were also made on a financed basis (see Note 7). For the Jennifer stores, a minimum deposit of 50% is typically required upon placing a non-financed sales order with the balance payable upon delivery. For non-financed sales, the Ashley stores typically require payment of 100% of the purchase price when the sales order is written.

During fiscal 2009 and thereafter, an independent outside company assumed all performance obligations and risks of any loss under the lifetime protection plans for all Jennifer and Ashley stores. Prior thereto, a subsidiary of the Related Company assumed all performance obligations and risks of any loss under the plans. Accordingly, the Company recognizes revenue from the sale of service contracts related to the plans at the time of sale to the customer.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

The Company was entitled to royalty income from two stores owned by the Related Company and one store owned by an unconsolidated licensee that was managed by the Related Company through December 31, 2009. Royalty income from the three stores amounted to $22, $102 and $143 for the years ended August 28, 2010, August 29, 2009 and August 30, 2008, respectively. Such amounts are included in net sales in the consolidated statements of operations.

Warehousing and management fee income from the Related Company was recognized when earned.

Advertising:

The Company advertises in newspapers and on television. Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense from continuing operations for the years ended August 28, 2010, August 29, 2009 and August 30, 2008 aggregated $10,209, $7,197, and $8,983, respectively, net of amounts charged to the Related Company and unconsolidated licensees (see Note 5).

Selling, general and administrative expenses:

Included in selling, general and administrative expenses in the consolidated statement of operations are the following: compensation expense, advertising expense, professional fees, board of director fees, utilities, insurance premiums, claims and deductibles, travel and entertainment, showroom and store supplies, repairs and maintenance, finance fees, and transactions with the Related Company as more fully described in Note 5.

Shipping and handling costs:

Shipping and handling costs are included in cost of sales. Delivery fees paid by customers are included in revenue.

Pre-opening costs:

Costs incurred in connection with the opening of stores are expensed as incurred.

Warranties:

Estimated warranty costs are expensed in the same period that sales are recognized.

Reorganization items:

Reorganization items consist of expenses directly related to the Company’s bankruptcy filing and consist of legal and other professional fees for bankruptcy services. In addition, reorganization items have been credited for an $800 reduction in the carrying value of a prepetition liability related to litigation to its estimated allowed claim amount (see Note 18). Costs associated with restructuring activities, such as losses on leases related to closed stores, are included in either continuing or discontinued operations.

Concentration of risks:

The Company purchased inventory from three suppliers under normal or extended trade terms amounting to 10% (Caye), 54% (Chinese supplier) and 26% (Ashley) of inventory purchases during fiscal 2010 and 40% (Caye), 33% (Chinese supplier) and 16% (Ashley) of inventory purchases during fiscal 2009. The Company purchased inventory from three suppliers amounting to 69% (Caye), 16% (Ashley) and 12% (Klaussner) of inventory purchases during fiscal 2008.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

The Company utilizes many local banks as depositories for cash receipts received at its showrooms. Such funds are transferred daily to a concentration account maintained at one commercial bank. As of August 28, 2010 and August 29, 2009, amounts at risk and on deposit with three banks totaled 93% and 88%, of total cash and cash equivalents, respectively.

Stock options:

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. There were no stock options granted or unvested stock options outstanding to employees during fiscal 2010, 2009 and 2008 and accordingly, there was no employee compensation expense related to stock options or other stock based awards during such years.

Per share data:

Basic net loss per common share for fiscal 2010, 2009 and 2008 is computed by dividing the net loss increased by cumulative preferred stock dividends on the Series B preferred stock of $17 by the weighted average number of shares of common stock outstanding during the year. Potentially dilutive shares in fiscal 2010, 2009 and 2008, which aggregated 2,921,052, 3,176,215 and 3,476,215 common shares, respectively, related to the conversion of Series A and Series B preferred stock and the exercise of stock options and warrants, were excluded from the diluted loss per share calculation because their effects would have been anti-dilutive.

Recently issued accounting standards:

In June 2009, Financial Accounting Standards Board (“FASB”) issued guidance that improves financial reporting by enterprises involved with variable interest entities and addresses, among other matters, constituent concerns about the application of certain key provisions of former guidance, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The pronouncement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this pronouncement in fiscal 2011 is not expected to have any effect on the Company’s financial statements.

In June 2009, the FASB issued guidance relating to accounting for transfers of financial assets that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The pronouncement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of this pronouncement in fiscal 2011 is not expected to have any effect on the Company’s financial statements.

In June 2009, the FASB issued new accounting guidance that established the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the Codification did not have an effect on the Company’s consolidated financial statements.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

(4) ACQUISITION OF BUSINESS OF RELATED COMPANY

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

As of December 31, 2009, after the Related Company defaulted on its payment obligations to the Company (see Note 5), the Company, in order to protect its brand and its customers, entered into an agreement (the “Agreement”) with the Related Company, pursuant to which, effective January 1, 2010, the Related Company ceased operations at the 19 owned stores, plus one store that it operated but did not own, and the Company began operating these stores solely for its own benefit and account. The Company agreed to purchase the inventory in the stores’ showrooms for $635, payable over five months and subject to offset under certain circumstances. The Agreement allowed the Company to evaluate each store location and negotiate with the landlords at such locations for entry into new leases and endeavor to cancel or defer the rent arrearages, which the Related Company advised aggregated approximately $300 as of January 1, 2010. The Company agreed to pay no more than $300 to settle the arrearages at all 20 stores, and if the arrearages exceeded $300, the Related Company agreed to reimburse the Company for such excess or such excess would be used to offset the amount the Company owed the Related Company for the purchase of the inventory. Other than the rent arrearages, the Company did not assume any liabilities of the Related Company. The Company also agreed to offer to employ all store employees previously employed by the Related Company, but agreed not to be responsible for any commissions, salary, health or other benefits or other compensation owed them prior to January 1, 2010. The Company agreed to be responsible for the costs of operating the stores on and after January 1, 2010, except with respect to stores vacated by the Company.

Pursuant to the Agreement, the Company agreed to extinguish $301 owed to the Company by the Related Company at December 31, 2009 under an Interim Agreement (see Note 5). In addition, the Related Company agreed to surrender to the Company 93,579 shares of the Company’s common stock owned by the Related Company.

As of August 28, 2010, the Company has entered into new leases for 18 of the 20 stores and has vacated one of the stores.

The purchase price to acquire the activities and net assets of the Related Company approximated $936, consisting of $635 in cash, (of which $525 had been paid as of August 28, 2010) and $301 in receivables due from the Related Company, which was extinguished. The remaining balance of $110 is a prepetition obligation and is included in liabilities subject to compromise on the consolidated balance sheet as of August 28, 2010.

The transaction has been accounted for as a business combination. The Company determined that the fair values of the net assets acquired exceeded the purchase price by approximately $23, which was recorded as a gain in the consolidated statement of operations for the year ended August 28, 2010. The Company believes that this bargain purchase resulted from the financial difficulties of the Related Company and its need for cash. The following table presents the estimated fair values of the assets acquired and the liabilities assumed and the gain attributable to the excess of such net assets over the purchase price:

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

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

The revenues and earnings of the acquired stores, exclusive of the Combined Stores, since January 1, 2010 included in the Company’s consolidated results of operations for the year ended August 28, 2010 were $7,040 and $567, respectively.

Revenues of the Company from the 20 acquired stores pursuant to an Interim Agreement in effect for the period from November 27 through December 31, 2009 amounted to $1,367 for the year ended August 28, 2010 (see Note 5).

Pro forma earnings of the Company and the acquired stores as though the acquisition date had been as of the beginning of the fiscal 2010, and fiscal 2009 annual reporting periods is impracticable to present as the Company has been unable to obtain prior financial information as to the results of operations of the acquired stores other than revenue. Unaudited pro forma revenue, after elimination of Company revenues from the Related Company, was $82,375 and $91,931 for the fiscal 2010 and fiscal 2009 annual reporting periods respectively.

The unaudited pro forma revenues are not necessarily indicative of the revenues that would have been achieved had the acquisition been consummated as of the dates indicated or of the revenues that may be obtained in the future.

(5) AGREEMENTS AND TRANSACTIONS WITH RELATED COMPANY

Pursuant to a Warehousing Agreement, the Company was obligated to provide warehouse services to the Related Company. Through December 31, 2009, the Company was entitled to receive a warehousing fee of 2.5% on the net sales price of goods sold by the Related Company up to $27,640 of net delivered sales and 5% on net delivered sales over $27,640. In addition, the Company was entitled to receive a fee based on fabric protection sold and warranty services performed by the Related Company. For the fiscal years ended in 2010, 2009 and 2008, respectively, charges (included in net sales) to the Related Company for warehousing fees amounted to $342, $1,121 and $640, based on net delivered sales and $113, $476 and $644, based on sales of fabric protection and warranty services.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

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

The Company had previously granted the Related Company a perpetual, royalty-free license to use and to sublicense and franchise the use of trademarks in the state of New York. The Company had the right to open an unlimited number of stores in New York in exchange for a royalty to the Related Company of $400 per year, which was paid to the Related Company for each of the fiscal years ended in 2009 and 2008. For fiscal 2010, the royalty paid amounted to $100.

The Related Company was to contribute $126 per month to advertising, provided that such amount was to be reduced by the lesser of $80 or 1% of its sales in New York (other than sales of leather furniture and sales from six stores in New York which the Company has owned for many years). On November 24, 2008, the Company entered into a fifth amendment to the Management Agreement and License, pursuant to which the Related Company also agreed, for a one year period commencing in January 2009, to increase its advertising contribution from $126 per month to $150 per month and to eliminate the reductions to the Related Company's share of the advertising costs tied to the shortfalls in the Related Company’s net delivered sales. For the fiscal years ended in 2010, 2009 and 2008, contributions from the Related Company for advertising, which reduced selling, general and administrative expenses from continuing operations, amounted to $450, $1,883 and $1,509, respectively.

A monitoring committee was established to review, on an on-going basis, the relationships between the Related Company and the Company in order to avoid potential conflicts of interest between the parties. The monitoring committee remained in effect through December 31, 2009.

Effective June 23, 2002, the Company amended the warehousing agreement with the Related Company whereby the Related Company became the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Related Company on and after such date through August 28, 2010 as extended by amendments, and assumed all performance obligations and risk of loss there under. In addition, the Related Company also assumed responsibility to service and pay any claims related to sales made by the Company or the Related Company prior to June 23, 2002. The Related Company was entitled to receive a monthly payment of $50, payable by the Company 85 days after the end of the month, subject to an adjustment based on the volume of annual sales of the plans. The Company retained any remaining revenue from the sales of the plans. During fiscal 2009, the Company transitioned to an independent outside company, which assumed all performance obligations and risks of any loss under the protection plans for all Jennifer segment stores, except for certain stores located in New York and New Jersey. As a result thereof and the decrease in sales, the Company suspended the monthly payment of $50 during March 2009 through August 2009. Payments to the Related Company amounted to $100, $250 and $400 for the fiscal years ended in 2010, 2009 and 2008 respectively. Effective as of November 29, 2009, the Company transitioned all of its stores to the independent outside company.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

Transactions with the Related Company:

During the fiscal years ended in 2010, 2009 and 2008, approximately $2,574, $8,683 and $11,531, respectively, of inventory at cost was purchased by the Related Company and unconsolidated licensees through the Company. These transactions are not reflected in the consolidated statements of operations of the Company and do not impact the Company’s earnings. The Company receives the benefit of any vendor discounts and allowances in respect of merchandise purchased by the Company on behalf of its subsidiaries. The Related Company received the benefit of any discounts refunded or credited by suppliers in respect of merchandise purchased by the Related Company through the Company. Except for “special orders” representing goods with fabric specially ordered by a customer of a Related Company store, which were transferred to the Related Company when the merchandise was received by the Company at its warehouse, the Company maintained title to inventory purchased on behalf of the Related Company until the Related Company sold it. The Company was solely responsible for payment to the merchandise vendors.

During the year ended August 29, 2009, the Related Company failed to make payment in full of the amount due to the Company by the required due date in five instances. The shortfalls were paid off in full within the permitted grace periods no later than 22 days after the original due date. Any amounts due from the Related Company, that were not paid when due bore interest at the rate of 9% per annum until paid. In November 2009, the Related Company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to the Company as of August 29, 2009 within the 30-day grace period. As a result thereof, the Company provided an allowance for loss of $947 as of August 29, 2009, representing the net balance due from the Related Company as of such date after giving effect to subsequent payments received. In addition, during the thirteen weeks ended November 28, 2009, the Company provided an additional allowance for loss of $3,167 related to increases in the receivable from the Related Company principally resulting from transfers of inventory and charges for delivery services, warehousing services and advertising costs during such period. During December 2009, the Company recovered $39 from the Related Company. Further, effective as of November 27, 2009, the Company discontinued granting credit to the Related Company and, as collectability was not reasonably assured, discontinued recognizing warehousing fee revenue, advertising expense reimbursements and administration fees from the Related Company. In addition, the Company ceased paying royalty fees to the Related Company. In connection with the acquisition described in Note 4, in January 2010, the Company wrote off the $4,075 net balance due from the Related Company against the allowance for loss previously provided.

Pursuant to the Agreement entered into on December 31, 2009, described in Note 4, all existing agreements between the Related Company and the Company were terminated.

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Related Company pursuant to terms of the agreements prior to their termination on January 1, 2010:

	Increase (Decrease)
	Year Ended
	August 28,	August 29,	August 30,
	2010	2009	2008
Net sales:
Royalty income	$22	$102	$143
Warehouse fees	455	1,597	1,284
Delivery charges	540	2,633	3,557
Total charged to the Related Company	$1,017	$4,332	$4,984

Revenue from service contracts:
Fabric protection fees charged by the Related Company	$(100)	$(250)	$(400)

Selling, general and administrative expenses:
Administrative fees paid by the Related Company	$(30)	$(110)	$(112)
Advertising reimbursement paid by the Related Company	(450)	(1,883)	(1,509)
Royalty expense paid to the Related Company	100	400	400
Net charged to the Related Company	$(380)	$(1,593)	$(1,221)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

(6) LOSS RELATED TO SERVICE CONTRACTS

The Related Company was the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Related Company and assumed all performance obligations and risk of loss there under (see Note 5). As a result of the acquisition of the business of the Related Company (see Note 4), effective as of January 1, 2010, the Related Company ceased operations and will no longer provide the services previously contracted for by the Company. The Company, as a matter of customer relations, will likely have to pay for and arrange to supply services with respect to previously sold protection services. Accordingly, during fiscal 2010, the Company, based on a study utilizing historical claims data, recorded a $3,614 charge to operations for the estimated cost of supplying future services with respect to the previously sold protection services. Claims paid for protection services during fiscal 2010 amounted to $592 resulting in a liability of $3,022 at August 28, 2010, included in accrued expenses and other liabilities.

(7) ACCOUNTS RECEIVABLE

Accounts receivable in the accompanying balance sheets principally represent amounts due from credit card processors. Credit card processors pay the Company shortly after credit card purchases by customers and before merchandise is delivered. However, during fiscal 2009 credit card companies indicated to the Company that in light of current economic and credit conditions they were reexamining their payment policies. In this connection, in November 2008, the Company was notified by a credit card company that the credit card processor would, through December 17, 2008, hold back a minimum of $500 as a reserve against delivery by the Company of merchandise ordered by its credit card customers. During December 2008, the parties executed an agreement, which increased the amount of the holdback to $800, extended processing services through June 2009 and modified certain other terms and conditions. During fiscal 2010, the credit card processors held back an additional $4,030. Subsequent to the Company filing voluntary petitions for bankruptcy under Chapter 11, the credit card processor released $1,350 of the holdback during August 2010. As of August 28, 2010, the credit card processors have held back approximately $3,480, which is included in accounts receivable.

Prior to March 2009, the Company financed sales and sold financed receivables on a non-recourse basis to an independent finance company. The Company did not retain any interests in or service the sold receivables. The selling price of the receivables was dependent upon the payment terms with the customer and resulted in either a payment to or receipt from the finance company of a percentage of the receivable as a fee. Proceeds received from the sale of receivables amounted to $0, $10,901 and $22,323 for the fiscal years ended in 2010, 2009, and 2008 respectively.

During January 2009, the finance company terminated its dealer agreement with the Company effective March 8, 2009. On February 6, 2009, the parties executed a termination addendum pursuant to which the finance company may maintain a reserve equal to any pending disputes or claims. As of August 28, 2010 and August 29, 2009, the finance company has reserved $0 and $31, respectively, which is included in accounts receivable.

Net fees paid to the credit card and finance companies, amounted to $1,458, $978 and $989, for the fiscal years ended in 2010, 2009 and 2008, respectively, and are included in selling, general and administrative expenses from continuing operations.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

(8) STORE FIXTURES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Store fixtures, equipment and leasehold improvements consist of the following:

	Year Ended		Estimated
	August 28,	August 29,	Useful Lives
	2010	2009	(in Years)
Store fixtures and furniture	$4,083	$5,458	5 to 10
Leasehold improvements	6,925	10,089	1 to 15
Computer equipment and software	2,025	1,961	3 to 10
Equipment under capital leases	247	247	5 to 10
	13,280	17,755
Less: accumulated depreciation and amortization	(11,041)	(15,400)
	$2,239	$2,355

(9) TRANSACTIONS WITH CAYE AND CHINESE SUPPLIER

In July 2005, the Company entered into a Credit Agreement with Caye Home Furnishings, LLC and its affiliates (“Caye”) who is also a vendor of the Company. Under the Credit Agreement, as amended, the Company was able to draw down up to $13.5 million for the purchase from Caye of merchandise subject to a formula based on eligible accounts receivable, inventory and cash in deposit accounts. The borrowings under the Credit Agreement were due 105 days from the date goods were received by the Company and bore interest for the period between 75 and 105 days at prime plus .75%. If the borrowings were not repaid after 105 days the interest rate increased to prime plus 2.75%. The credit facility, which provided for certain financial covenants, was collateralized by a security interest in all of the Company’s assets, excluding restricted cash and required the Company to maintain deposit accounts of no less than $1 million.

On July 10, 2009, the Company and Caye entered into a letter agreement pursuant to which the Company agreed to pay down its debt to Caye by approximately $400 in exchange for Caye releasing their security interest in all of the Company’s assets and terminating all obligations under the Credit Agreement and related agreements. In addition, the amount required to be maintained in deposit accounts of no less than $1,000 became unrestricted and available for operating purposes. In exchange for this release, Caye has provided the Company with approximately $500 of trade credit. Neither the Company nor Caye incurred any termination costs or penalties as a result of the termination of the Credit Agreement.

As of August 28, 2010 and August 29, 2009, the Company owed Caye approximately $337 (included in liabilities subject to compromise) and $582, respectively.

During January 2009, the Company began to transition from Caye to a Chinese supplier. The Chinese company which currently manufactures approximately 95% of what the Company historically ordered through Caye, provided a letter agreement in November 2008 to the effect that if Caye stopped supplying the Company prior to November 12, 2009, it would supply goods to the Company without interest and penalty and provide 75 days to pay for those goods and an additional 30-day grace period on amounts over 75 days at a per annum rate of 0.75% over prime, provided that in no event will the amount payable by the Company exceed $10,000. On April 13, 2009, the Company and the Chinese supplier amended and restated the terms of the letter agreement to provide, that effective August 1, 2009, the Company has up to 150 days to pay for the goods without interest or penalty. The amended and restated letter agreement was scheduled to terminate on September 30, 2010, provided that the parties had an understanding that they would review certain terms on October 31, 2009. After review of the terms, and as of July 18, 2010, the petition date, the Chinese supplier continued to supply the Company goods under the terms of the amended and restated letter agreement. On December 10, 2009, the Chinese supplier further amended the terms of the letter agreement extending the terms from 150 days to 180 days. Any amounts due that are not paid within the additional 30-day grace period will be charged interest at a per annum rate of 2% until payment is made. During May 2010, the Company exceeded the 180 day terms for which accrued interest was not significant as of July 18, 2010. Amounts payable to the Chinese supplier for purchases are denominated in U.S. dollars. Subsequent to the company’s filing a petition under Chapter 11, it is required to prepay certain vendors, including the Chinese supplier. As of August 28, 2010 and August 29, 2009, the Company owed the Chinese supplier approximately $17,366, (included in liabilities subject to compromise), and $8,426, respectively. As of August 28, 2010, amounts prepaid for merchandise approximated $362 and are included in prepaid expenses and other currents assets in the consolidated balance sheet.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

(10) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities are as follows:

	Year Ended
	August 28,	August 29,
	2010	2009
Payroll and bonuses	$773	$613
Advertising	—	1,883
Litigation	—	1,300
Rent	232	949
Sales tax	169	307
Accounting	255	198
Insurance	162	161
Freight	52	103
Warranty	36	70
Franchise and minimum taxes	18	4
Home delivery	77	55
Estimated claims related to service contracts	3,022	—
Reorganization costs	460	—
Other	309	358
	$5,565	$6,001

(11) LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of:

Year Ended
August 28,
2010
Accounts payable, trade	$33,080
Claims related to rejected leases	3,669
Obligation related to litigation	500
$37,249

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

(12) INCOME TAXES

Components of income tax expense (benefit) applicable to continuing operations are as follows:

	Year Ended
	August 28,	August 29,	August 30,
	2010	2009	2008
Current:
Federal	$—	$—	$(4) (a)
State	30	9	14

	$30	$9	$10

(a) Represents an over accrual of federal alternative minimum taxes at August 25, 2007.

Expected income tax benefit applicable to continuing operations based on the statutory rate is reconciled with actual income tax expense as follows:

	Year Ended
	August 28,	August 29,	August 30,
	2010	2009	2008
Expected tax benefit	(34.0)%	(34.0)%	(34.0)%
Increase (reduction) in taxes resulting from:
State and local income tax, net of federal income
tax effect	0.1%	0.1%	0.9%
Non-deductible items	0.0%	0.1%	1.3%
Increase in valuation allowance	34.0%	33.9%	32.7%
Actual tax expense	0.1%	0.1%	0.9%

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

	Year Ended
	August 28,	August 29,
	2010	2009
Deferred tax assets:
Net operating loss carryforward	$15,100	$6,533
Alternative minimum tax credit carryforward	140	140
Allowance for loss on receivable from Related Company	—	365
Liability related to litigation	193	501
Deferred rent expense	868	1,135
Goodwill (tax deductible)	181	35
Excess of tax over book basis of leasehold
improvements and store fixtures and equipment	1,295	2,197
Inventory capitalization	237	263
Deferred lease costs and other intangibles	30	53
Other expenses for financial reporting, not yet
deductible for taxes	2,338	103

Total deferred tax assets, before valuation allowance	20,382	11,325
Less: valuation allowance	(20,288)	(11,237)

Total deferred tax assets	94	88

Deferred tax liabilities:
Excess of book over tax basis of store fixtures and
equipment	94	88

Net deferred tax assets	$—	$—

As of August 28, 2010, the Company has a federal net operating loss carryforward of $39,220, which expires in years 2023 through 2030. Upon confirmation of the plan of reorganization, the net operating loss would be reduced and any remaining net operating loss utilization would be subject to an annual limitation.

A valuation allowance has been established to offset the net deferred tax asset to the extent the Company has determined that it is not more likely than not that the future tax benefits will be realized. During the years ended August 28, 2010, August 29, 2009 and August 30, 2008, the valuation allowance increased by $9,051, $4,140 and $1,125, respectively resulting principally from net operating losses incurred by the Company during such years.

Effective August 26, 2007, the Company adopted authoritative guidance that clarifies the uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As required by the guidance, the Company applied the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. Accordingly, the adoption of the guidance had no effect on the Company’s financial statements. The Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expense, in the consolidated statement of operations.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

The Company files a consolidated federal income tax return and separate income tax returns in various states. For federal and certain states, the 2007 through 2010 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For certain other states, the 2006 through 2010 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

(13) WARRANT

On March 30, 2005, in connection with the settlement of derivative litigation, as additional compensation for consulting services, the Company issued to a consultant a warrant to purchase 150,000 shares of common stock, at an exercise price of $2.37 per share. The warrant expires ten years from the date of issuance and became fully vested on October 30, 2006. The fair value of the warrant on the date of issuance was approximately $146 utilizing the Black-Scholes option-pricing model which value was being amortized over the five-year term of the consulting agreement which expired on March 30, 2010.

(14) STOCK OPTION PLANS

Pursuant to the 2006 Equity Incentive Plan (the “2006 Plan”) the Company, under the direction of its Compensation and Option Committee, to make grants of stock options, and restricted and unrestricted stock awards to employees, consultants and directors of the Company. The 2006 Plan also authorizes the grant of other types of stock-based compensation including, but not limited to stock appreciation rights, phantom stock awards, and stock units in which shares of the Company’s common stock are not issued until the performance or vesting period is satisfied. The 2006 Plan allows for the issuance of up to 1,200,000 shares of the Company’s common stock. The exercise price of a stock option may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the combined voting power of all classes of capital stock, the exercise price may not be less than 110% of the fair market value of the Company’s common stock on the date of grant and the term of the option may not be longer than five years. The 2006 Plan expires on December 17, 2016.

There were no stock awards granted under the 2006 Plan during the years ended August 28, 2010, August 29, 2009 and August 30, 2008. Outstanding stock options at August 28, 2010 represent options granted under plans which have expired, plus options granted outside plans pursuant to individual stock option agreements.

Option activity during the year ended August 28, 2010 is presented below:

	Options
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding at August 29, 2009	2,053,725	$3.49
Expired	(255,162)	2.16

Outstanding at August 28, 2010	1,798,563	$3.68	2.09	$—

The Company generally issues new shares upon the exercise of stock options.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

(15) DISCONTINUED OPERATIONS

During fiscal 2010, the Company closed sixty-nine stores of which fifty-three were located in the following territories in which operations have ceased: Arizona, Massachusetts, Michigan, Nevada, New Hampshire, Georgia, Pennsylvania, San Diego, Illinois, Florida and North Carolina. The remaining sixteen stores closed were in New York, New Jersey, Maryland, Virginia and California, where the Company continues to operate. During fiscal 2009, the Company closed seven stores consisting of two in Illinois, two in Missouri, one in Virginia, one in Arizona and one in New York. During fiscal 2008, the Company closed ten stores, of which six were located in Ohio, one in New York, two in Georgia and one in Florida. In accordance with authoritative accounting guidance, the results of stores closed have been reported as discontinued operations in the consolidated statement of operations, except for the aforementioned sixteen stores closed during fiscal 2010, two stores closed during fiscal 2009 (one in Virginia and one in New York) and one store in New York closed during fiscal 2008, where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area.

Revenues from stores reported as discontinued operations, amounted to $18,702, $21,245 and $31,856 for the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008, respectively.

Loss related to store closings consist of the following:

	Year Ended
	August 28,	August 29,	August 30,
	2010	2009	2008
Write-off of store fixtures and leasehold
improvements	$(201)	$(6)	$(18)
Loss on disposal of inventory	(211)	—	—
Provision for obligation related to rejected leases	(2,300)	—	—
Lease termination gain (costs)	359	(110)	(66)

Total loss on store closings	$(2,353)	$(116)	$(84)

(16) SEGMENT INFORMATION

On October 27, 2006, the Company’s wholly-owned subsidiary, Hartsdale Convertibles, Inc. (“Hartsdale”), entered into the Ashley Homestores, Ltd. Trademark Usage Agreement (the “Trademark Usage Agreement”) with Ashley Homestores, Ltd. (“Ashley”), pursuant to which Hartsdale was granted a 5-year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories. During the 5-year term of the agreement, Hartsdale will use its best efforts to solicit sales of Ashley products and accessories at the authorized location, and in consultation with Ashley, develop annual sales goals and marketing objectives reasonably designed to assure maximum sales and market penetration of the Ashley products and accessories in the licensed territory. The Company has guaranteed the obligations of Hartsdale under the Trademark Usage Agreement. On May 26, 2007, the Company opened its first Ashley Furniture HomeStore and operates six stores as of August 28, 2010.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

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

The following tables present segment level financial information for the years ended August 28, 2010, August 29, 2009 and August 30, 2008:

	Jennifer	Ashley	Totals
2010
Revenue	$56,878	$19,427	$76,305
Segment income (loss) from continuing
operations before income taxes (a)	(12,483)	484	(11,999)
Depreciation and amortization	483	234	717
Segment assets	11,784	5,658	17,442
Segment capital expenditures	110	709	819

2009
Revenue	$60,506	$12,781	$73,287
Segment income (loss) from continuing
operations before income taxes(b)	(1,310)	1,293	(17)
Depreciation and amortization	638	185	823
Segment assets	16,034	2,456	18,490
Segment capital expenditures	237	58	295

2008
Revenue	$78,619	$11,806	$90,425
Segment income from continuing
operations before income taxes	5,225	907	6,132
Depreciation and amortization	579	132	711
Segment assets	19,599	3,629	23,228
Segment capital expenditures (c)	612	279	891

Reconciliations:

	Year Ended
	August 28,	August 29,	August 30,
	2010	2009	2008
Profit or loss
(Loss) income from continuing operations
before income taxes for reportable segments	$(11,999)	$(17)	$6,132
Corporate expenses and other	(7,667)	(6,580)	(7,183)
Consolidated loss from continuing
operations before income taxes	$(19,666)	$(6,597)	$(1,051)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

	Year Ended
	August 28,	August 29,	August 30,
	2010	2009	2008
Depreciation and amortization
Total depreciation and amortization for
reportable segments	$717	$823	$711
Corporate depreciation and amortization	11	16	20
	$728	$839	$731

Assets
Total assets for reportable segments	$17,442	$18,490	$23,228
Corporate assets (d)	5,913	5,979	10,884
Total consolidated assets	$23,355	$24,469	$34,112

Capital expenditures
Total capital expenditures for
reportable segments	$819 (e)	$295	$891 (c)
Corporate capital expenditures	12	11	12
Discontinued operations capital expenditures	(27)	(76)	(216)
	$804	$230	$687

(a)	The loss from continuing operations before income taxes in 2010 for the Jennifer segment includes a charge of $483 related to the impairment of goodwill, a gain on acquisition of Related Company of $23, a $3,128 charge related to provision for loss on amounts due from Related Company, a charge of $3,613 related to loss related to service contracts and a charge of $405 related to reorganization items. See Notes 3, 4, 5 and 6.

(b)	The loss from continuing operations before income taxes in 2009 for the Jennifer segment includes a pre-tax charge of approximately $1,167 related to the impairment of goodwill, $947 charge related to provision for loss on amounts due from Related Company and a $1,300 charge related to litigation. See Notes 3, 5 and 16.

(c)	Includes equipment under capital leases of $68 in 2008.

(d)	Corporate assets consist primarily of cash and cash equivalents, restricted cash, marketable auction rate securities (2008)and prepaid expenses and other current assets.

(e)	Excludes assets acquired in the business combination of $271 in 2010.

(17) COMMITMENTS AND OTHER

Leases:

The Company leases retail store, warehouse and executive office locations under operating leases for varying periods through fiscal 2020, which are generally renewable at the option of the lessee. Certain leases contain provisions for additional rental payments based on increases in certain indexes. During fiscal 2010, the Company negotiated new leases for those stores whose term expired and continued to renegotiate certain provisions of retail store lease agreements consisting of reductions in rent payments, shorter or month-to-month lease terms and lease extensions, as well as the abatement of other rental costs. In addition, sixty-nine stores closed, of which 42 closed subsequent to the filing of the Chapter 11 petitions. The Company filed notice with the Bankruptcy Court to reject the lease arrangements for the 42 closed stores. The estimated allowed claims related to these rejected leases aggregate approximately $3,669 of which $2,300 related to discontinued operations and $1,369 related to continuing operations.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

Rental expense from continuing operations, exclusive of the amount referred to above, for all operating leases amounted to approximately $19,052, $16,233 and $17,720, net of sublease income of $0, $10 and $78 for the years ended August 28, 2010, August 29, 2009 and August 30, 2008, respectively.

The Company also leases warehouse equipment under capital leases. The capital leases are included with store fixtures, equipment and leasehold improvements on the balance sheet in the amount of $247 at August 28, 2010. Related accumulated depreciation amounted to $164.

At August 28, 2010, minimum payments due under leases exclusive of the leases related to stores closed as of such date consisted of the following:

Year Ending	Operating	Capital
August	Leases	Leases
2011	$12,800	$44
2012	10,254	27
2013	8,167	17
2014	6,073	10
2015	5,077	10
2016 and thereafter	15,228	4

	$57,599	$112

The total minimum lease payments for capital leases in the amount of $112 include $16 of interest. The present value of the above future capital lease payments is included in the liability section of the balance sheet. As of August 28, 2010, $38 was classified in accrued expenses and other current liabilities and $58 as obligations under capital leases, net of current portion.

Warranties:

The aggregate changes in the liability for product warranties during the fiscal years ended 2010, 2009, and 2008 are as follows:

	Year Ended
	August 28,	August 29,	August 30,
	2010	2009	2008
Warranty payable at beginning of year	$70	$62	$107
Amount paid during year	(150)	(265)	(332)
Amount expensed during year	116	273	287

Warranty payable at end of year	$36	$70	$62

Employment agreements:

On August 15, 1999, the Chief Executive Officer of the Company entered into a five-year renewable employment agreement, which provides for a base salary of $400 per annum, subject to certain cost of living increases, and bonuses based on earnings and revenues. The agreement automatically renews annually and is cancellable on six months notice by either party. Effective December 28, 2008, the Chief Executive Officer voluntarily reduced his annual salary by $300. As of December 31, 2009, the Chief Executive Officer terminated the voluntary salary reduction.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

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

Related party transactions:

Klaussner Furniture Industries Inc. (“Klaussner”), is one of the Company’s suppliers and the owner of the outstanding shares of the Company’s Series A convertible preferred stock. As of August 28, 2010 and August 29, 2009, the Company owed Klaussner $998, (of which $994 is a prepetition obligation) and $1,255, respectively. The Company purchased approximately $3,136, $4,027 and $6,785 of its inventory from Klaussner during fiscal 2010, 2009 and 2008, respectively.

Other:

On January 7, 2010, the Company received notice from the staff of the NYSE Amex LLC (the “Exchange”) that, based on the Exchange’s review of the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2009, the Company was not in compliance with certain conditions of the Exchange’s continued listing standards under Section 1003(a)(i) of the Exchange’s Company Guide (the “Company Guide”) because its stockholders’ equity was less than $2,000 and the Company had losses from continuing operations and net losses in two of its three most recent fiscal years. Pursuant to Section 1009 of the Company Guide, the Company was offered the opportunity to submit a plan of compliance by advising the Exchange of actions that it had taken or would take to bring it in compliance by July 7, 2011. The Company, on February 17, 2010, notified the Exchange that it would not be submitting such plan. As a result, the Company’s stock ceased trading on the Exchange effective as of March 8, 2010 and began trading on the Over-The-Counter Bulletin Board under the symbols “JENN.OB and JENNQ.PK”.

(18) LITIGATION

On July 16, 2009, a complaint styled as a putative class action was filed against the Company in the United States District Court of the Northern District of California by an individual and on behalf of all others similarly situated. The complaint seeks unspecified damages for alleged violations of the California Labor Code, the California Business and Professions Code and the federal Fair Labor Standards Act. Such alleged violations include, among other things, failure to pay overtime, failure to reimburse certain expenses, failure to provide adequate rest and meal periods and other labor related complaints. Before engaging in discovery and extensive pre-trial proceedings, the parties participated in an early mediation. The plaintiff offered to settle for 20% of the Company’s outstanding common stock in an amount guaranteed to be worth at least $2,000 on the date of distribution. If the value of the stock as of the date of distribution is less than $2,000 the Company would distribute cash to make up the difference between the value of the stock and $2,000. In addition, the Company would pay $400 over a five-year period. During November 2009, the Company proposed a counter offer for $300 in cash over a five-year period, with $100 to be paid up front and the balance to be secured by the Company’s assets, and between 600,000 and 800,000 shares of stock. The number of shares to be issued would be shares sufficient to reach a value of $1,000 as of the time of issuance, subject to a cap of 800,000 shares and a minimum distribution of 600,000 shares, regardless of the actual value at the time of issuance. The plaintiff rejected the Company’s counter offer but made a new proposal, which included the stock component proposed by the Company, and increased the cash component to a total of $1,500 paid in equal installments over a five-year period, with $300 to be paid up front and the balance to be secured. During fiscal 2009, the Company accrued $1,300 related to the litigation based on its estimate of its minimum liability. As of August 29, 2009, such amount is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheets. On June 18, 2010 the parties attended a court ordered settlement conference and reached a preliminary settlement. The total classwide settlement was for $1,300 with $300 due in escrow by August 17, 2010 and the remainder due January 15, 2011 or as soon thereafter as the court approves the final settlement. As a result of the bankruptcy filing, no amounts have been paid into escrow. The plaintiff has not signed the preliminary settlement agreement and has filed a claim in the Bankruptcy Court in the amount of approximately $7,600.

On November 19, 2010, the Company reached a new settlement agreement in principle with the plaintiff, pursuant to which, the Company would agree to pay the plaintiff $50 and further agree that the plaintiff will have an allowed general unsecured claim of $450 in the bankruptcy proceedings. The settlement agreement is subject to approval of the Bankruptcy Court and any payments made and other consideration to be received by plaintiff in settlement of its allowed general unsecured claim will be made pro rata in proportion to and in the form of the payments and other consideration received by other general unsecured creditors in a plan of reorganization approved by the Bankruptcy Court. There can be no assurance that the contemplated settlement agreement with the plaintiff will be executed. Based on the new settlement agreement in principle, the Company reduced its accrual related to the litigation to $500 as of August 28, 2010 (included in liabilities subject to compromise) and correspondingly recorded the $800 reduction as a credit to reorganization items in the accompanying statement of operations for the year then ended.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

The Company is subject to other litigation in the normal course of business, which management believes will not have a material adverse effect on its financial condition, results of operations or cash flows.

(19) PREFERRED STOCK

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

On December 15, 2004, Klaussner granted to the Company’s Chief Executive Officer, options which expired on November 30, 2009, to purchase 2,106 shares of the Company’s Series A Stock, at an exercise price of $712.25 per share. Such shares are convertible into an aggregate of 300,000 shares of the Company’s common stock. The exercise price of the options is equivalent to $5.00 per share of underlying common stock, which was greater than the quoted market price of the common stock on the date of grant.

Each share of Series B convertible preferred stock (“Series B Stock”) is convertible, at the option of the holder, into seven-tenths of a share of the Company’s common stock. In addition, holders of the Series B Stock are entitled to receive, upon surrender of their stock certificates, $0.10 in cash for each pre-conversion share of the Company’s Series B Stock held by such holder. The Series B shares are non-voting, have a liquidation preference of $5.00 per share and accrue dividends at the rate of $.35 per share per annum. The Series B Stock is convertible at the option of the Company at any time after the common stock trades at a price of at least $7.00 per share. As of August 28, 2010, accumulated unpaid dividends amounted to $56.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

(20) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended August 28, 2010 and August 29, 2009:

	Thirteen Weeks Ended
	November 28,	February 27,	May 29,	August 28,
	2009	2010	2010	2010
	(c)	(c)	(c)
Revenue:
Net sales	$17,031	$18,610	$17,833	$19,047
Revenue from service contracts	846	1,045	948	945
	17,877	19,655	18,781	19,992
Cost of sales, including store occupancy
warehousing, delivery and service costs	12,865	14,612	14,010	15,114
Loss from continuing operations
before income taxes	(5,901)	(6,094)	(3,673)	(3,998)
Income tax expense (benefit)	2	2	2	24
Loss from continuing operations	(5,903)	(6,096)	(3,675)	(4,022)
Loss from discontinued operations	(967)	(317)	(1,100)	(2,253)
Net loss (a)	(6,870)	(6,413)	(4,775)	(6,275)
Basic and diluted net loss per share (a)	$(0.97)	$(0.91)	$(0.68)	$(0.90)

	Thirteen Weeks Ended
	November 29,	February 28,	May 30,	August 29,
	2008	2009	2009	2009
	(c)	(c)	(c)	(c)
Revenue:
Net sales	$19,053	$16,663	$16,677	$16,934
Revenue from service contracts	1,069	926	1,024	941
	20,122	17,589	17,701	17,875
Cost of sales, including store occupancy
warehousing, delivery and service costs	14,113	12,245	12,227	12,097
Loss from continuing operations
before income taxes	(1,188)	(992)	(247)	(4,170)
Income tax expense (benefit)	1	—	5	3
Loss from continuing operations	(1,189)	(992)	(252)	(4,173)
Loss from discontinued operations	(680)	(1,352)	(1,280)	(1,090)
Net loss	(1,869)	(2,344)	(1,532)	(5,263) (b)
Basic and diluted net loss per share	$(0.26)	$(0.33)	$(0.22)	$(0.74) (b)

(a)	Includes a net charge of $3,128 ($0.45 per share) related to provision for loss on amounts due from Related Company impacting the first and second quarter for a charge of $3,167 ($0.45 per share) and recovery of $39 ($0.01 per share) respectively, a charge of $483 ($0.07 per share) related to the impairment of goodwill for the fourth quarter, and a charge of $3,614 ($0.51 per share) impacting the second and fourth quarter by $3,500 ($0.49 per share) and $114 ($0.02 per share) respectively related to loss related to service contracts. In the fourth quarter, a net charge of $405 ($0.06 per share) related to reorganization items.

(b)	Includes a charge of $1,167 ($0.17 per share) related to the impairment of goodwill, a charge of $1,300 ($0.18 per share) related to litigation and a charge of $947 ($0.13 per share) related to provision for loss on amounts due from Related Company.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

(c)	During fiscal 2010, the Company closed sixty-nine stores of which fifty-three stores have been classified as discontinued operations. In addition, two stores closed in fiscal 2009 that were previously included in continuing operations have been reclassified as discontinued operations. As a result, revenue and cost of sales for the first three quarters of fiscal 2010 and each of the quarters in fiscal 2009 have been restated to reflect only the Company’s continuing operations. There was no effect on previously reported net loss for any of the quarters as a result of the above. Below is a reconciliation of amounts as previously reported in the Company’s quarterly reports on Form 10Q with respect to the each of the first three quarters of fiscal 2010 and in the Company’s 2009 annual report on Form 10K with respect to the four quarters of fiscal 2009 to the restated amounts reported above.

	Thirteen Weeks Ended
	November 28,	February 27,	May 29,
	2009	2010	2010
Revenue:
As previously reported	$23,179	$25,222	$22,639
Stores closed in subsequent periods	(5,302)	(5,567)	(3,858)
As restated	$17,877	$19,655	$18,781

Cost of sales:
As previously reported	$16,996	$18,887	$17,389
Stores closed in subsequent periods	(4,131)	(4,275)	(3,379)
As restated	$12,865	$14,612	$14,010

Loss from continuing operations:
As previously reported	$(6,852)	$(6,386)	$(4,666)
Stores closed in subsequent periods	949	290	991
As restated	$(5,903)	$(6,096)	$(3,675)

Loss from discontinued operations:
As previously reported	$(18)	$(27)	$(109)
Stores closed in subsequent periods	(949)	(290)	(991)
As restated	$(967)	$(317)	$(1,100)

	Thirteen Weeks Ended
	November 29,	February 28,	May 30,	August 29,
	2008	2009	2009	2009
Revenue:
As previously reported	$26,517	$22,749	$22,093	$22,818
Stores closed in subsequent and current periods	(6,395)	(5,160)	(4,392)	(4,943)
As restated	$20,122	$17,589	$17,701	$17,875

Cost of sales:
As previously reported	$18,817	$16,367	$15,808	$16,014
Stores closed in subsequent and current periods	(4,704)	(4,122)	(3,581)	(3,917)
As restated	$14,113	$12,245	$12,227	$12,097

Loss from continuing operations:
As previously reported	$(1,819)	$(2,170)	$(1,514)	$(5,262)
Stores closed in subsequent and current periods	630	1,178	1,262	1,089
As restated	$(1,189)	$(992)	$(252)	$(4,173)

Loss from discontinued operations:
As previously reported	$(50)	$(174)	$(18)	$(1)
Stores closed in subsequent and current periods	(630)	(1,178)	(1,262)	(1,089)
As restated	$(680)	$(1,352)	$(1,280)	$(1,090)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Notes to Consolidated Financial Statements
August 28, 2010, August 29, 2009 and August 30, 2008
(In thousands, except for share and per share amounts)

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance
	at	Charged	Charged			Balance at
	Beginning	to	to Other			End of
	of Period	Expenses	Accounts	Deductions		Period
2010
Deducted from asset accounts:
Allowance for loss on amounts due
from the Related Company	$947	$3,128	$—	$4,075	(a)	$—

Allowance for inventory obsolescence	21	—	—	6		15

2009
Deducted from asset accounts:
Allowance for loss on amounts due
from the Related Company	$—	$947	$—	$—		$947
Allowance for inventory obsolescence	32	—	—	11		21

2008
Deducted from asset accounts:
Allowance for inventory obsolescence	$37	$—	$—	$5		$32

    (a)   Write-off of balance due from Related Company (see Note 5 to consolidated financial statements)

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JENNIFER CONVERTIBLES, INC.

By:	/s/ Harley J. Greenfield
	Name:	Harley J. Greenfield
	Title:	Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)
	Date:	November 26, 2010

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	POSITION	DATE
/s/	Harley J. Greenfield	Chairman of the Board and Chief Executive	November 26, 2010
	Harley J. Greenfield	Officer (Principal Executive Officer)

/s/	Rami Abada	President, Director, Chief Operating	November 26, 2010
	Rami Abada	Officer and Chief Financial Officer
(Principal Financial Officer)

/s/	Edward Bohn	Director	November 26, 2010
Edward Bohn

/s/	Kevin J. Coyle	Director	November 26, 2010
Kevin J. Coyle

/s/	Mark Berman	Director	November 26, 2010
Mark Berman