Form 10-Q
period 2010-11-27
JENNIFER CONVERTIBLES INC
filed 2011-01-11
CIK 806817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 27, 2010

or

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

Yes [ ]	No [ ]

As of January 10, 2011, 6,979,887 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF JULY 18, 2010

Index

Part I - Financial Information
Item 1. - Financial Statements (Unaudited)

Consolidated Balance Sheets at November 27, 2010 (Unaudited) and August 28, 2010	2

Consolidated Statements of Operations (Unaudited) for the thirteen weeks ended
November 27, 2010 and November 28, 2009	3

Consolidated Statements of Cash Flows (Unaudited) for the thirteen weeks ended
November 27, 2010 and November 28, 2009	4

Notes to Unaudited Consolidated Financial Statements	5

Item 2. - Management's Discussion and Analysis of Financial Condition and Results
of Operations	13

Item 3. - Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. - Controls and Procedures	20

Part II - Other Information
Item 1. – Legal Proceedings	21
Item 1A. – Risk Factors	21
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. – Defaults Upon Senior Securities	21
Item 4. – (Removed and Reserved)	21
Item 5. – Other Information	21
Item 6. – Exhibits	21

Signatures	22

Exhibit Index	23

Ex. 31.1 Certification of Chief Executive Officer	24
Ex. 31.2 Certification of Chief Financial Officer	25
Ex. 32.1 Certification of Principal Executive Officer	26
Ex. 32.2 Certification of Principal Financial Officer	27

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF JULY 18, 2010
Consolidated Balance Sheets
(In thousands, except for share and per share data)

	November 27, 2010
	(Unaudited)	August 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,361	$5,591
Restricted cash	99	99
Accounts receivable	4,531	4,160
Merchandise inventories, net	8,041	8,603
Prepaid expenses and other current assets	1,916	2,086
Total current assets	17,948	20,539

Store fixtures, equipment and leasehold improvements, at cost, net	2,120	2,239
Other assets (primarily security deposits)	538	577
	$20,606	$23,355

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable, trade (including $2 and $4 to a stockholder)	$1,506	$1,590
Customer deposits	6,250	5,353
Accrued expenses and other current liabilities	5,379	5,565
Deferred rent and allowances - current portion	443	359
Total current liabilities	13,578	12,867

Deferred rent and allowances, net of current portion	1,909	1,897
Obligations under capital leases, net of current portion	53	58
Total liabilities not subject to compromise	15,540	14,822

Liabilities subject to compromise (including $994 to a stockholder)	37,142	37,249
Total liabilities	52,682	52,071

Contingencies (Note 16)

Stockholders' Deficiency:
Preferred stock, par value $.01 per share
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490 shares at November 27, 2010 and August 28, 2010
(liquidation preference $3,245)	-	-
Series B Convertible Preferred - issued and outstanding 47,989 shares at November 27, 2010 and August 28, 2010
(liquidation preference $240)	1	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued 7,073,466
shares at November 27, 2010 and August 28, 2010	70	70
Additional paid-in capital	29,659	29,659
Treasury stock, at cost, 93,579 common shares at
November 27, 2010 and August 28, 2010	(125)	(125)
Accumulated deficit	(61,681)	(58,321)
	(32,076)	(28,716)

	$20,606	$23,355

See Notes to Consolidated Financial Statements

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF JULY 18, 2010
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Thirteen weeks ended
	November 27,	November 28,
	2010	2009
Revenue:
Net sales	$17,739	$17,031
Revenue from service contracts	781	846
	18,520	17,877
Cost of sales, including store occupancy,
warehousing, delivery and service costs	13,949	12,865
Selling, general and administrative expenses	7,073	7,580
Provision for loss on amounts due from Related Company	-	3,167
Depreciation and amortization	159	171
	21,181	23,783
Loss from operations	(2,661)	(5,906)
Interest income	-	9
Interest expense	(3)	(4)

Loss from continuing operations before reorganization items
and income taxes	(2,664)	(5,901)
Reorganization items	750	-
Loss from continuing operations before income taxes	(3,414)	(5,901)
Income tax expense	8	2
Loss from continuing operations	(3,422)	(5,903)
Income (loss) from discontinued operations (including income (loss)
on store closings of $53 and ($2) in fiscal 2011 and 2010, respectively)	62	(967)
Net loss	$(3,360)	$(6,870)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.49)	$(0.83)
Income (loss) from discontinued operations	0.01	(0.14)
Net loss	$(0.48)	$(0.97)

Basic and diluted weighted average common shares outstanding	6,979,887	7,073,466

See Notes to Consolidated Financial Statements

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF JULY 18, 2010
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen weeks ended
	November 27,	November 28,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,360)	$(6,870)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	159	171
Provision for loss on amounts due from Related Company	-	3,167
Non cash compensation to consultant	-	5
(Income) loss from discontinued operations	(62)	967
Gain on disposal of property	(81)	-
Deferred rent	96	(203)
Changes in operating assets and liabilities, net of effects from discontinued operations:
Merchandise inventories, net	562	688
Prepaid expenses and other current assets	170	97
Accounts receivable	(404)	(819)
Due from Related Company, net	-	(482)
Other assets	37	101
Accounts payable, trade	(84)	2,624
Customer deposits	1,021	2,339
Accrued expenses and other current liabilities	(44)	(30)
Liabilities subject to compromise	(107)	-
Net cash (used in) provided by operating activities of continuing operations	(2,097)	1,755

Cash flows from investing activities:
Capital expenditures	(61)	(130)
Net cash used in investing activities from continuing operations	(61)	(130)

Cash flows from financing activities:
Principal payments under capital lease obligations	(11)	(11)
Net cash used in financing activities from continuing operations	(11)	(11)

Net (decrease) increase in cash and cash equivalents from continuing operations	(2,169)	1,614

Net decrease in cash and cash equivalents from operating activities
of discontinued operations	(61)	(222)

Cash and cash equivalents at beginning of period	5,591	5,609
Cash and cash equivalents at end of period	$3,361	$7,001

Supplemental disclosure of cash flow information:
Income taxes paid	$14	$15
Interest paid	$3	$4
Reorganization items paid	$858	$-

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals other than the provision for loss on amounts due from the Related Company in fiscal 2009 (see Note 6)) considered necessary for a fair presentation have been included. The operating results for the thirteen-week period ended November 27, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2011.

The balance sheet as of August 28, 2010 has been derived from the audited consolidated financial statements as of such date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 28, 2010, as filed with the Securities and Exchange Commission (“SEC”).

NOTE 2: VOLUNTARY BANKRUPTCY FILING

Due to the incurrence of recurring net losses and negative cash flow from operating activities over the past several years, a stockholders’ deficiency, inability to timely pay amounts due to its principal supplier by their extended due dates and various other events that negatively impacted the Company’s liquidity, on July 18, 2010, Jennifer Convertibles, Inc. and all of its subsidiaries filed voluntary petitions for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Under Chapter 11, the Company will continue to operate its business as a debtor-in-possession under court protection from its creditors and claimants, and intends to use Chapter 11 to reduce its liabilities and implement a plan of reorganization. Certain claims against the Company in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as debtor-in-possession. These claims are reflected in the November 27, 2010 and August 28, 2010 balance sheets as liabilities subject to compromise. Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages, domestic carrier fees, customer programs, utilities, insurance and taxes. Such amounts are excluded from liabilities subject to compromise. The ultimate resolution of the Chapter 11 proceedings will be determined by the Bankruptcy Court and accordingly, there is no assurance that the contemplated plan of reorganization described below will be implemented.

The above conditions and events raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty or as a consequence of any plan of reorganization.

On November 19, 2010, the Company filed a plan of reorganization and accompanying disclosure statement with the Bankruptcy Court, which are subject to the Bankruptcy Court’s approval. On December 21, 2010, the Bankruptcy Court approved the disclosure statement and set a hearing date of January 25, 2011 for confirmation of the plan of reorganization, which is subject to the Bankruptcy Court’s approval. Upon consummation of the presently contemplated plan of reorganization agreed to with the Company’s principal supplier, which is also the Company’s principal creditor, such supplier will (i) own 90.1% of the Company’s new equity securities; (ii) receive a $2,638, two-year secured note at 4% interest per annum; and (iii) receive a $1,879, four-year unsecured note at 6% interest per annum. In addition, such supplier has agreed, subject to certain conditions, to continue supplying merchandise throughout the Chapter 11 proceedings. The remaining 9.9% of the new equity securities is to be owned by other general unsecured creditors. In addition, the general unsecured creditors will receive (i) a $1,400, one-year secured note at 3% interest per annum; and (ii) a $950, three-year secured note at 5% interest per annum. In exchange for the new equity interests and notes to be issued, certain claims from both the principal supplier and the other general unsecured creditors will be extinguished. The present equity interests will be cancelled.

Also on November 19, 2010, the Company filed a motion with the Bankruptcy Court seeking authorization to enter into a debtor-in-possession financing agreement with the Company’s principal supplier, whereby the principal supplier will (i) backstop or guarantee a letter of credit facility in the amount of up to $3,000, to be funded by a bank to or for the benefit of the Company’s credit card processor; and (ii) loan the Company immediately available cash, which amount could be as much as $3,500. This financing is necessary to fund day-to-day business operations through confirmation of a plan of reorganization, as well as to enable the Company to successfully exit from bankruptcy under Chapter 11 of the United States Bankruptcy Code. On December 1, 2010, the Bankruptcy Court approved the financing on an interim basis, and on December 21, 2010, the Bankruptcy Court approved the financing on a final basis.

NOTE 3: RECENTLY EFFECTIVE ACCOUNTING STANDARDS

In June 2009, Financial Accounting Standards Board (“FASB”) issued guidance that improves financial reporting by enterprises involved with variable interest entities and addresses, among other matters, constituent concerns about the application of certain key provisions of former guidance, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The pronouncement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this pronouncement in fiscal 2011 has not had an effect on the Company’s financial statements.

In June 2009, the FASB issued guidance relating to accounting for transfers of financial assets that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The pronouncement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of this pronouncement in fiscal 2011 has not had an effect on the Company’s financial statements.

NOTE 4: MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located as follows:

	November 27,	August 28,
	2010	2010
Showrooms	$4,054	$4,136
Warehouses	3,987	4,467
	$8,041	$8,603

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

As of November 27, 2010, the Company has entered into new leases for 18 of the 20 stores and has vacated one of the stores.

The purchase price to acquire the activities and net assets of the Related Company approximated $936, consisting of $635 in cash, (of which $525 had been paid as of August 28, 2010) and $301 in receivables due from the Related Company, which was extinguished. The remaining balance of $110 is a prepetition obligation and is included in liabilities subject to compromise on the consolidated balance sheet as of November 27, 2010.

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

Pro forma earnings of the Company and the acquired stores as though the acquisition date had been as of the beginning of the fiscal 2010 annual reporting period is impracticable to present as the Company has been unable to obtain prior financial information as to the results of operations of the acquired stores other than revenue. Unaudited pro forma revenue, after elimination of Company revenues from the Related Company, was $22,800 for the thirteen weeks ended November 28, 2009.

The unaudited pro forma revenues are not necessarily indicative of the revenues that would have been achieved had the acquisition been consummated as of the date indicated or of the revenues that may be obtained in the future.

NOTE 6: TRANSACTIONS WITH THE RELATED COMPANY

Included in the consolidated statement of operations for the thirteen weeks ended November 28, 2009 are the following amounts charged by and to the Related Company:

Increase (decrease) to
related line item in the
Consolidated Statements
of Operations
Net Sales:
Royalty income	$22
Warehouse fees	455
Delivery charges	540
Total charged to the Related Company	$1,017

Revenue from Service Contracts:
Fabric protection fees charged by the Related Company	$(100)

Selling, General and Administrative Expenses:
Administration fees charged to the Related Company	$(28)
Advertising reimbursement charged to the Related Company	(450)
Royalty expense charged by the Related Company	100
Net charged to the Related Company	$(378)

In November 2009, the Related Company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to the Company as of August 29, 2009 within the 30-day grace period. As a result thereof, during the thirteen weeks ended November 28, 2009, the Company provided an allowance for loss of $3,167 related to increases in the receivable from the Related Company principally resulting from transfers of inventory and charges for delivery services, warehousing services and advertising costs during such period. During December 2009, the Company recovered $39 from the Related Company. Further, effective as of November 27, 2009, the Company discontinued granting credit to the Related Company and, as collectability was not reasonably assured, discontinued recognizing warehousing fee revenue, advertising expense reimbursements and administration fees from the Related Company. In addition, the Company ceased paying royalty fees to the Related Company. In connection with the acquisition described in Note 5, in January 2010, the Company wrote off the $4,075 net balance due from the Related Company against the allowance for loss previously provided.

Pursuant to a Purchasing Agreement, the Company purchased merchandise for the Company and the Related Company. During the thirteen weeks ended November 28, 2009, the Related Company, through the Company, purchased approximately $2,035 of inventory, at cost. On November 25, 2009, the Company terminated the Purchasing Agreement. On December 11, 2009, the Company entered into an agreement effective as of November 27, 2009 (the “Interim Agreement”), pursuant to which sales written on or after November 27, 2009 at the stores owned by the Related Company were made on the Company’s behalf and the Related Company was entitled to compensation equal to 35% of the sales price of the merchandise (excluding home delivery fees and taxes) for writing such sales. With respect to sales written by the Related Company prior to November 27, 2009, the Related Company was obligated to pay the Company for the cost of the merchandise the day prior to the date the merchandise was shipped to the customer. The Related Company was obligated to continue paying for its operational costs, including the costs of its employees at its stores and its store lease costs, and to remit sales taxes on merchandise sold by it. The Interim Agreement was terminable by the Company upon 24 hours notice. As of December 18, 2009, the Related Company was not in compliance with the Interim Agreement.

Pursuant to the Agreement entered into on December 31, 2009, described in Note 5, all existing agreements between the Related Company and the Company were terminated.

NOTE 7: SERVICE CONTRACTS

The Related Company was the sole obligor on all lifetime fabric and leather protection plans sold by the Company or the Related Company and assumed all performance obligations and risk of loss there under. During the period from January 2009 through November 2009, the Company transitioned to an independent outside company, which assumed all performance obligations and risks of any loss under the protection plans for all stores. As a result of the acquisition of the business of the Related Company (see Note 5), effective as of January 1, 2010, the Related Company ceased operations and will no longer provide the services previously contracted for by the Company. The Company, as a matter of customer relations, will likely have to pay for and arrange to supply services with respect to previously sold protection services. Accordingly, during fiscal 2010, the Company, based on a study utilizing historical claims data, recorded a $3,614 charge to operations for the estimated cost of supplying future services with respect to the previously sold protection services. Claims paid for protection services during fiscal 2010 amounted to $592 resulting in a liability of $3,022 at August 28, 2010, included in accrued expenses and other liabilities. Claims paid for protection services during the thirteen weeks ended November 27, 2010, amounted to $108 resulting in a liability of $2,914 on November 27, 2010.

NOTE 8: ACCOUNTS RECEIVABLE

Accounts receivable in the accompanying balance sheets represent amounts due from credit card processors. Credit card processors previously paid 100% of amounts due the Company shortly after credit card purchases by customers and before merchandise was delivered. However, credit card companies notified the Company in November 2008 that the credit card processors will hold back certain amounts as a reserve against delivery by the Company of merchandise ordered by its credit card customers. As of November 27, 2010 and August 28, 2010, the credit card processors held back approximately $3,144 and $3,480, respectively, which is included in accounts receivable.

NOTE 9: TRANSACTIONS WITH PRINCIPAL SUPPLIER

The Company’s principal supplier, which is located in China, gave the Company up to 180 days to pay for merchandise without interest, and thereafter interest was charged at a per annum rate of 2%. During May 2010, the Company exceeded the 180 day terms. Amounts payable to the Chinese supplier for purchases are denominated in U.S. dollars. Subsequent to the Company’s filing a petition under Chapter 11, it is required to prepay certain vendors, including the Chinese supplier. As of November 27, 2010 and August 28, 2010, the Company owed the Chinese supplier approximately $17,442 and $17,366, respectively (included in liabilities subject to compromise). As of November 27, 2010 and August 28, 2010, amounts prepaid for merchandise approximated $1,078 and $362, respectively, and are included in prepaid expenses and other currents assets.

NOTE 10: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities are as follows:

	November 27,	August 28,
	2010	2010
Payroll and bonuses	$475	$773
Advertising	13	-
Rent	253	232
Sales tax	282	169
Accounting	171	255
Insurance	152	162
Freight	17	52
Warranty	36	36
Franchise and minimum taxes	21	18
Home delivery	111	77
Estimated claims related to service contracts	2,914	3,022
Reorganization costs	629	460
Other	305	309

	$5,379	$5,565

NOTE 11: LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of:

	November 27,	August 28,
	2010	2010
Accounts payable, trade	$32,973	$33,080
Claims related to rejected leases	3,669	3,669
Obligation related to litigation	500	500

	$37,142	$37,249

NOTE 12: INCOME TAXES

A valuation allowance has been established to offset the deferred tax asset to the extent that the Company has not determined that it is more likely than not that the future tax benefits will be realized. As of August 28, 2010, the Company has a federal net operating loss carryforward of approximately $39,000, which expires in years 2023 through 2030. Upon confirmation of the proposed plan of reorganization, the net operating loss carryforward would be reduced and any remaining net operating loss utilization would be subject to an annual limitation.

Minimum and franchise taxes are included in selling, general and administrative expenses for the thirteen week periods ended November 27, 2010 and November 28, 2009. Income tax expense for the thirteen-week periods ended November 27, 2010 and November 28, 2009 consists principally of state income taxes. The Company’s annual effective tax rate, which is used for interim reporting purposes, differs from the federal statutory rate principally due to the anticipated establishment of a valuation allowance related to deferred tax assets attributable to any net operating loss incurred in the 2011 fiscal year.

The Company files a consolidated federal income tax return and separate income tax returns in various states. For federal and certain states, the 2007 through 2010 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For certain other states the 2006 through 2010 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

NOTE 13: REORGANIZATION ITEMS

Reorganization items consist of expenses directly related to the Company’s bankruptcy filing and consist of legal and other professional fees for bankruptcy services.

NOTE 14: DISCONTINUED OPERATIONS

During fiscal year 2011, the Company anticipates closing stores it deems to be unprofitable to continue to operate. As stores are closed, their results are reported as discontinued operations in the consolidated statement of operations for the current and prior periods, except for those stores where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area.

During the thirteen week period ended November 27, 2010, the Company closed ten stores of which four were located in New York, three in New Jersey, two in California and one in Virginia. During fiscal 2010, the Company closed sixty-nine stores of which fifty-three were located in the following territories in which operations have ceased: Arizona, Massachusetts, Michigan, Nevada, New Hampshire, Georgia, Pennsylvania, San Diego, Illinois, Florida and North Carolina. The remaining sixteen stores closed were in New York, New Jersey, Maryland, Virginia and California, where the Company continues to operate. In accordance with authoritative accounting guidance, the results of stores closed have been reported as discontinued operations in the consolidated statement of operations, except for the aforementioned ten stores closed during the period ended November 27, 2010 and the sixteen stores closed during fiscal 2010, where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area.

Revenues from the closed stores reported as discontinued operations amounted to $5,321 in the thirteen week periods ended November 28, 2009. Gain related to store closings in the thirteen week period ended November 27, 2010 relates to amounts received in connection to stores closed in previous periods.

NOTE 15: SEGMENT INFORMATION

On October 27, 2006, the Company’s wholly-owned subsidiary, Hartsdale Convertibles, Inc. (“Hartsdale”), entered into the Ashley Homestores, Ltd. Trademark Usage Agreement (the “Trademark Usage Agreement”) with Ashley Homestores, Ltd. (“Ashley”), pursuant to which Hartsdale was granted a five-year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories. During the five-year term of the Trademark Usage Agreement, Hartsdale will use its best efforts to solicit sales of Ashley products and accessories at the authorized locations, and in consultation with Ashley, develop annual sales goals and marketing objectives reasonably designed to assure maximum sales and market penetration of the Ashley products and accessories in the licensed territory. The Company has guaranteed the obligations of Hartsdale under the Trademark Usage Agreement. As of November 27, 2010, the Company operates six Ashley Furniture HomeStores of which four were opened during the year ended August 28, 2010.

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

The following tables present segment level financial information for the thirteen week periods ended November 27, 2010 and November 28, 2009:

	Thirteen weeks ended
	November 27,	November 28,
	2010	2009
Revenue:
Jennifer	$11,670	$14,062
Ashley	6,850	3,815
Total Consolidated	$18,520	$17,877

Segment income (loss) from continuing
operations before income taxes:
Jennifer	$(1,093)	$(4,380)	(a)
Ashley	419	168
Total for Reportable Segments	$(674)	$(4,212)

Reconciliation:
	Thirteen Weeks Ended
	November 27,	November 28,
	2010	2009
Profit or loss
Loss from continuing operations
before income taxes for reportable segments	$(674)	$(4,212)
Corporate expenses and other	(2,740)	(1,689)
Consolidated loss from continuing
operations before income taxes	$(3,414)	$(5,901)

	November 27,	August 28,
	2010	2010
Total Assets:
Jennifer	$11,163	$11,784
Ashley	7,001	5,658
Corporate (b)	2,442	5,913
Total Consolidated	$20,606	$23,355

(a) Includes a $3,167 charge related to provision for loss on amounts due from Related Company
(b) Corporate assets consist primarily of cash and cash equivalents, restricted cash, and prepaid expenses and other current assets.

NOTE 16: LITIGATION

On July 16, 2009, a complaint styled as a putative class and FLSA collective action was filed against the Company in the United States District Court of the Northern District of California by an individual former employee and on behalf of all others similarly situated (the “Combs Case”). The complaint seeks unspecified damages for alleged violations of the California Labor Code, the California Business and Professions Code and the federal Fair Labor Standards Act. Such alleged violations include, among other things, failure to pay overtime, failure to reimburse certain expenses, failure to provide adequate rest and meal periods and other labor related complaints.

Before engaging in discovery and extensive pre-trial proceedings, the parties participated in an early mediation. The plaintiff offered to settle the Combs Case for 20% of the Company’s outstanding common stock in an amount guaranteed to be worth at least $2,000 on the date of distribution. If the value of the stock as of the date of distribution is less than $2,000 the Company would distribute cash to make up the difference between the value of the stock and $2,000. In addition, the Company would pay $400 over a five-year period. During November 2009, the Company proposed a counter offer for $300 in cash over a five-year period, with $100 to be paid up front and the balance to be secured by the Company’s assets, and between 600,000 and 800,000 shares of stock. The number of shares to be issued would be shares sufficient to reach a value of $1,000 as of the time of issuance, subject to a cap of 800,000 shares and a minimum distribution of 600,000 shares, regardless of the actual value at the time of issuance. The plaintiff rejected the Company’s counter offer but made a new proposal, which included the stock component proposed by the Company, and increased the cash component to a total of $1,500 paid in equal installments over a five-year period, with $300 to be paid up front and the balance to be secured. During fiscal 2009, the Company accrued $1,300 related to the litigation based on its estimate of its minimum liability. On June 18, 2010, the parties attended a court ordered settlement conference and reached a preliminary settlement. The total classwide settlement was for $1,300 with $300 due in escrow by August 17, 2010 and the remainder due January 15, 2011 or as soon thereafter as the court approves the final settlement. As a result of the bankruptcy filing, no amounts were paid into escrow and the preliminary settlement agreement was never presented to the court for approval. The plaintiff filed a claim in the Bankruptcy Court in the amount of approximately $7,600. In addition, counsel to the plaintiff filed proofs of claim in the approximate amount of $280 for fees and costs incurred in connection with the Combs Case.

The Company reached a new settlement agreement in principle with the plaintiff, pursuant to which, the Company would agree to pay the plaintiff $50 and further agree that the plaintiff will have an allowed general unsecured claim of $450 in the bankruptcy proceedings. The settlement agreement is subject to approval of the Bankruptcy Court and any payments made and other consideration to be received by plaintiff in settlement of its allowed general unsecured claim will be made pro rata in proportion to and in the form of the payments and other consideration received by other general unsecured creditors in a plan of reorganization approved by the Bankruptcy Court. On December 30, 2010, the Company filed a motion with the bankruptcy court seeking approval of the settlement of the Combs Case. The Official Committee of Unsecured Creditors appointed in the Company’s bankruptcy cases and the Company’s Chinese supplier support the relief requested in the settlement motion. There can be no assurance, however, that the contemplated settlement agreement of the Combs Case will be approved by the Bankruptcy Court. A hearing to consider procedures for approval of the settlement of the Combs Case is currently scheduled to be held before the Bankruptcy Court on January 25, 2011, and a hearing to consider final approval of the settlement of the Combs Case is currently anticipated to be held in April 2011. Based on the new settlement agreement in principle, the Company reduced its accrual related to the litigation to $500 as of August 28, 2010 (included in liabilities subject to compromise) and correspondingly recorded the $800 reduction as a credit to reorganization items in the statement of operations for the year then ended.

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

Forward-Looking Information

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such differences include, but are not limited to, the risk factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 28, 2010, as filed with the Securities and Exchange Commission (“SEC”) and Item 1A in Part II of this Quarterly Report. In addition to statements that explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms “believes,” “belief,” “expects,” “intends,” “plans” or “anticipates” to be uncertain and forward-looking.

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

As discussed elsewhere herein, during our third and fourth quarters of fiscal 2010, we experienced a delay in the receipt of merchandise from our principal supplier, which is located in China, which negatively impacted our revenues. In addition, during such period and thereafter, the credit card processor increased the hold back of certain payments due to us. As a consequence of such events, during our third quarter and thereafter, amounts payable by us to our principal supplier were not paid by their extended due dates. Further, the settlement with respect to our previously disclosed employment class litigation was for $1,300,000 with $300,000 due in escrow by August 17, 2010 and the remainder due January 15, 2011 or as soon thereafter as the court approves the final settlement.

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

On November 19, 2010, we filed a plan of reorganization and accompanying disclosure statement with the Bankruptcy Court, which are subject to the Bankruptcy Court’s approval. On December 21, 2010, the Bankruptcy Court approved the disclosure statement and set a hearing date of January 25, 2011 for confirmation of the plan of reorganization, which is subject to the Bankruptcy Court’s approval. Upon consummation of the presently contemplated plan of reorganization agreed to with our principal supplier, which is also our principal creditor, such supplier will (i) own 90.1% of our new equity securities; (ii) receive a $2,638,284.09, two-year secured note at 4% interest per annum; and (iii) receive a $1,878,760.45, four-year unsecured note at 6% interest per annum. In addition, such supplier has agreed, subject to certain conditions, to continue supplying merchandise throughout the Chapter 11 proceedings. The remaining 9.9% of the new equity securities is to be owned by other general unsecured creditors. In addition, the general unsecured creditors will receive (i) a $1,400,000, one-year secured note at 3% interest per annum; and (ii) a $950,000, three-year secured note at 5% interest per annum. In exchange for the new equity interests and notes to be issued, certain claims from both the principal supplier and the other general unsecured creditors will be extinguished. The present equity interests will be cancelled. The ultimate resolution of the Chapter 11 proceedings will be determined by the Bankruptcy Court and will involve extensive court proceedings. Accordingly, there is no assurance that the contemplated plan of reorganization will be implemented.

Also on November 19, 2010, we filed a motion with the Bankruptcy Court seeking authorization to enter into a debtor-in-possession financing agreement with our principal supplier, whereby the principal supplier will (i) backstop or guarantee a letter of credit facility in the amount of up to $3,000,000, to be funded by a bank to or for the benefit of our credit card processor; and (ii) loan us immediately available cash, which amount could be as much as $3,500,000. This financing is necessary to fund day-today business operations through confirmation of a plan of reorganization, as well as to enable us to successfully exit from bankruptcy under Chapter 11 of the United States Bankruptcy Code. On December 1, 2010, the Bankruptcy Court approved the financing on an interim basis, and on December 21, 2010, the Bankruptcy Court approved the financing on a final basis.

As a result of an agreement with the formerly affiliated related company (the “related company”) (as described below) effective January 1, 2010, we operate 20 stores previously operated by the related company, including one store that it did not own (the “Acquired Stores”). As part of the acquisition, as more fully described in Note 4 to the unaudited consolidated financial statements herein, five of the 20 Acquired Stores purchased from the related company that shared a common wall with a store owned by us were combined with our respective stores for operational purposes (“Combined Stores”). As of January 1, 2010, the results of the operations of the Acquired Stores are included in our consolidated financial statements, and are reflected in the Jennifer reportable segment.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of consolidated revenue from continuing operations contributed by each class:

	Thirteen weeks ended
	November 27,	November 28,
	2010	2009
Merchandise Sales – net	84.1%	78.7%
Home Delivery Income	11.7%	10.9%
Charges to the Related Company	0.0%	5.7%
Net Sales	95.8%	95.3%

Revenue from Service Contracts	4.2%	4.7%

Consolidated Revenue	100.0%	100.0%

Thirteen Weeks Ended November 27, 2010 Compared to Thirteen Weeks Ended November 28, 2009

Revenue

Jennifer Segment

Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Net sales from continuing operations were $11,138,000 and $13,366,000 for the thirteen week periods ended November 27, 2010 and November 28, 2009, respectively. Net sales from continuing operations decreased by 16.7%, or $2,228,000 for the thirteen weeks ended November 27, 2010 compared to the thirteen weeks ended November 28, 2009. The decrease in net sales is largely attributable to a decline in overall demand within the furniture industry sector due to a poor housing market and an overall weak U.S. economy. Further, the lack of private label customer financing has negatively impacted our written sales at a time during which personal credit lines and limits have been tightened. Net sales from continuing operations for the thirteen week periods ended November 27, 2010 and November 28, 2009 included net sales from the Acquired Stores, exclusive of the Combined Stores, of $2,285,000 and $0, respectively. Net sales from continuing operations for the Combined Stores was $1,588,000 and $1,197,000 for the thirteen week periods ended November 27, 2010 and November 28, 2009, respectively.

Revenue from service contracts from continuing operations decreased by 23.6% for the thirteen weeks ended November 27, 2010 to $532,000 from $696,000 for the thirteen weeks ended November 28, 2009. The decrease was primarily attributable to fewer merchandise sales during the thirteen weeks ended November 27, 2010, compared to the thirteen weeks ended November 28, 2009. Revenue from service contracts from continuing operations for the thirteen week periods ended November 27, 2010 and November 28, 2009 included revenues from Acquired Stores, exclusive of the Combined Stores, of $90,000 and $0, respectively. Revenue from service contracts from continuing operations for the Combined Stores was $75,000 and $73,000 for the thirteen week periods ended November 27, 2010 and November 28, 2009, respectively.

Ashley Segment

Net sales from continuing operations were $6,601,000 and $3,665,000 for the thirteen-week periods ended November 27, 2010 and November 28, 2009, respectively. Net sales from continuing operations increased by 80.1%, or $2,936,000, for the thirteen-week period ended November 27, 2010 compared to the thirteen-week period ended November 28, 2009. The increase is largely attributable to the opening of five Ashley locations during fiscal 2010, one of which closed August 2010.

Revenue from service contracts from continuing operations increased by 66.0% in the thirteen-week period ended November 27, 2010 to $249,000 from $150,000 for the thirteen-week period ended November 28, 2009. The increase was primarily attributable to the opening of five Ashley locations, one of which closed August 2010.

Consolidated

Consolidated same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased 18.9% for the thirteen weeks ended November 27, 2010, compared to the same period ended November 28, 2009. Total square footage leased for the Jennifer segment decreased by 15,172 square feet or 3.8% during the thirteen weeks ended November 27, 2010 as a result of ten closed stores, net of one store opening. There was no change in total square footage leased for the Ashley segment during the thirteen weeks ended November 27, 2010.

Cost of Sales

Cost of sales, as a percentage of revenue for the thirteen-week period ended November 27, 2010 was 75.3% compared to 72.0% for the same period ended November 28, 2009. Cost of sales from continuing operations increased to $13,949,000 for the thirteen weeks ended November 27, 2010 from $12,865,000 for the thirteen weeks ended November 28, 2009. The increase in the percentage of cost of sales is due to fixed costs being spread over a decreased revenue base.

Cost of sales is comprised of five categories: cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

Cost of sales for the thirteen weeks ended November 27, 2010 included an increase of $2,042,000 related to our Ashley operating segment, a decrease of $955,000 related to our Jennifer operating segment and a decrease of $3,000 for corporate activities. The increase in the Ashley segment is largely attributable to the opening of five new stores during fiscal 2010, one of which closed August 2010. The decrease in the Jennifer segment is mainly due to the impact of the decrease in revenues as more fully described above and the corresponding decreases in related costs such as cost of merchandise, warehouse expenses and home delivery expenses. The corporate decrease is attributable to lower occupancy costs.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $7,073,000 (38.2% as a percentage of revenue) and $7,580,000 (42.4% as a percentage of revenue) during the thirteen-week periods ended November 27, 2010 and November 28, 2009, respectively.

Selling, general and administrative expenses for the thirteen-week period ended November 27, 2010 includes an increase of $732,000 for the Ashley segment, a decrease of $1,535,000 for the Jennifer segment and an increase of $296,000 related to corporate activities, consisting of compensation, advertising, finance fees and other administrative costs.

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

Compensation expense increased by $289,000 during the thirteen-week period ended November 27, 2010 compared to the same period ended November 28, 2009. Compensation expense decreased by $245,000 for the Jennifer segment, increased by $445,000 for the Ashley segment and increased by $89,000 for corporate activities. The decrease in the Jennifer segment was primarily attributable to the closing of sixteen stores during fiscal 2010 which continue to be included in continuing operations and an additional ten stores during the thirteen weeks ended November 27, 2010. The increase for the Ashley segment is largely due to the opening of five stores during fiscal 2010, one of which closed August 2010. Corporate compensation increased due to the termination of voluntary salary reductions by the Chief Executive Officer and Executive Vice President as of December 31, 2009 and the hiring of additional employees to assist in matters related to bankruptcy.

Advertising expense decreased by $923,000 during the thirteen-week period ended November 27, 2010 compared to the same period ended November 28, 2009. Advertising expense decreased by $1,162,000 for the Jennifer segment and increased by $239,000 for the Ashley segment. The decrease in the Jennifer segment is primarily due to the reduction in national advertising costs as a result of the closing of stores during fiscal 2010 in connection with our plan of reorganization. Further, we augmented our regularly scheduled marketing on television and the marketing of our Black Friday promotions during the thirteen-week period ended November 28, 2009 for both segments. The increase in the Ashley segment can also be attributed to the opening of five stores during fiscal 2010, one of which closed August 2010.

Finance fees increased by $34,000 during the thirteen-week period ended November 27, 2010 compared to the same period ended November 28, 2009. The finance fees for the Jennifer segment decreased by $32,000 and for the Ashley segment increased by $66,000. The decrease in the Jennifer segment is primarily due to the closing of sixty-nine stores during fiscal 2010 and an additional ten stores during the thirteen weeks ended November 27, 2010, and the resulting decline in credit card transactions. The increase for the Ashley segment can be attributed to the opening of new stores during fiscal 2010, and the corresponding increase in the number of credit card transactions for this segment during the thirteen weeks ended November 27, 2010.

Other administrative costs increased by $93,000 during the thirteen-week period ended November 27, 2010 compared to the same period ended November 28, 2009. The Jennifer segment decreased in the amount of $96,000 as a result of savings related to the closing of ten stores during the thirteen-week period ended November 27, 2010. The Ashley segment decreased in the amount of $18,000 due to nonrecurring showroom opening costs expended during the thirteen weeks ended November 28, 2009, offset by an increase in showroom operating costs resulting from the increase in the number of Ashley segment stores open during the thirteen weeks ended November 27, 2010 compared to the same period last year. Corporate activities increased by $207,000 due to an increase in insurance related costs for retroactive charges related to workers compensation coverage, net of a decrease in professional fees.

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

Reorganization Items

We continue to operate our business as a debtor-in-possession under court protection from our creditors and claimants, and intend to use Chapter 11 to reduce our liabilities and implement a plan of reorganization. During the thirteen weeks ended November 27, 2010, we incurred charges of approximately $750,000 relating to our bankruptcy filing consisting of legal and other professional fees for bankruptcy services.

Loss from Continuing Operations

The loss from continuing operations was $3,422,000 and $5,903,000 for the thirteen-week periods ended November 27, 2010 and November 28, 2009, respectively. This change is primarily attributable to a $3,167,000 provision for loss in 2009 to amounts due from the Related Company.

Loss from Discontinued Operations

During the thirteen-week period ended November 27, 2010, we closed ten stores of which four were located in New York, three in New Jersey, two in California and one in Virginia. During fiscal 2010, we closed sixty-nine stores of which fifty-three were located in the following territories in which operations have ceased: Arizona, Massachusetts, Michigan, Nevada, New Hampshire, Georgia, Pennsylvania, San Diego, Illinois, Florida and North Carolina. The remaining sixteen stores closed were in New York, New Jersey, Maryland, Virginia and California, where we continue to operate. In accordance with authoritative accounting guidance, the results of stores closed have been reported as discontinued operations in the consolidated statement of operations, except for the aforementioned ten stores closed during the period ended November 27, 2010 and the sixteen stores closed during fiscal 2010, where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area.

Net Loss

Net loss for the thirteen-week period ended November 27, 2010 was $3,360,000, compared to net loss of $6,870,000 for the thirteen-week period ended November 28, 2009. The net loss for the thirteen-week periods ended November 27, 2010 and November 28, 2009 include income of $417,000 and $168,000, respectively, related to our Ashley segment.

Liquidity and Capital Resources

As of November 27, 2010, we had working capital of $4,370,000 compared to $7,672,000 at August 28, 2010 and had available cash and cash equivalents of $3,361,000 compared to $5,591,000 at August 28, 2010. The decrease in working capital is a result of losses from operations, including costs related to our reorganization of $750,000.

We are a party to a letter agreement with our Chinese supplier pursuant to which they agreed to provide us with $10,000,000 of debt financing. On April 13, 2009, we and the Chinese supplier amended and restated the terms of the letter agreement to provide that, effective August 1, 2009, we have up to 150 days to pay for the goods without interest or penalty. On December 10, 2009, the Chinese supplier further amended the terms of the letter agreement extending the terms from 150 days to 180 days. Any amounts due that are not paid within the additional 30 day grace period, will be charged interest at a per annum rate of 2% until payment is made. Prior to the filing of our voluntary petition for bankruptcy, the amended and restated letter agreement was scheduled to terminate on September 30, 2010. After review of the terms, and as of July 18, 2010, the petition date, the Chinese supplier continued to supply us goods under the terms of the amended and restated letter agreement. As of November 27, 2010 and August 28, 2010, we owed the Chinese supplier approximately $17,442,000 and $17,366,000, respectively (are included in liabilities subject to compromise). Subsequent to filing a petition under Chapter 11, we are required to prepay certain vendors, including the Chinese supplier.

The credit card companies have, for the past several years, paid us shortly after credit card purchases by our customers. However, in light of economic and credit conditions they changed their payment policies. In this connection, we entered into an agreement with one of our credit card companies for the interim period ended December 17, 2008, pursuant to which a $500,000 reserve was established as, in effect, a performance bond against delivery by us of the merchandise ordered by its credit card customers. During December 2008, the parties executed an agreement that increased the amount of the reserve to $800,000, extended processing services through June 2009 and modified certain other terms and conditions. During the fiscal year ended August 28, 2010, the credit card processor held back an additional $4,030,000. Subsequent to us filing voluntary petitions for bankruptcy under Chapter 11, the credit card processor released $1,350,000 of the holdback during August 2010. As of November 27, 2010, the holdback approximates $3,144,000.

We closed ten stores and opened one store during the thirteen weeks ended November 27, 2010. We spent $61,000 for capital expenditures of continuing operations during such thirteen-week period and we anticipate capital expenditures approximating $240,000 during the remainder of fiscal 2011 to support existing facilities.

During our third and fourth quarters of fiscal 2010, we experienced a delay in the receipt of merchandise from our principal supplier, which is located in China, which negatively impacted our revenues. In addition, during such period and thereafter, the credit card processor increased the holdback of certain payments due to us. As a consequence of such events, during May 2010 and thereafter, amounts payable by us to our principal supplier were not paid by their extended due dates. Further, as settlement negotiations progressed with respect to our previously disclosed employment class litigation it has became apparent that we would be required to make a $1,300,000 cash payment as part of any such settlement.

Based on the above and other factors, on July 18, 2010, we filed the Bankruptcy Case under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Under Chapter 11, we will continue to operate our business as a debtor-in-possession under court protection from our creditors and claimants, and intend to use Chapter 11 to reduce our liabilities and implement a plan of reorganization.

The decision to file for Chapter 11 protection was driven primarily by the lack of financing available to us given the state of the credit markets. We had sought financing alternatives that would allow us to continue operating outside of bankruptcy, however, our Board of Directors determined that a Chapter 11 reorganization, was in our best interests, and the best interests of our customers, creditors, employees, and other interested parties.

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

On November 19, 2010, we filed a plan of reorganization and accompanying disclosure statement with the Bankruptcy Court, which are subject to the Bankruptcy Court’s approval. On December 21, 2010, the Bankruptcy Court approved the disclosure statement and set a hearing date of January 25, 2011 for confirmation of the plan of reorganization, which is subject to the Bankruptcy Court’s approval. Upon consummation of the presently contemplated plan of reorganization agreed to with our principal supplier, which is also our principal creditor, such supplier will (i) own 90.1% of our new equity securities; (ii) receive a $2,638,284.09, two-year secured note at 4% interest per annum; and (iii) receive a $1,878,760.45, four-year unsecured note at 6% interest per annum. In addition, such supplier has agreed, subject to certain conditions, to continue supplying merchandise throughout the Chapter 11 proceedings. The remaining 9.9% of the new equity securities is to be owned by other general unsecured creditors. In addition, the general unsecured creditors will receive (i) a $1,400,000, one-year secured note at 3% interest per annum; and (ii) a $950,000, three-year secured note at 5% interest per annum. In exchange for the new equity interests and notes to be issued, certain claims from both the principal supplier and the other general unsecured creditors will be extinguished. The present equity interests will be cancelled. The ultimate resolution of the Chapter 11 proceedings will be determined by the Bankruptcy Court. Accordingly, there is no assurance that the contemplated plan of reorganization will be implemented.

Also on November 19, 2010, we filed a motion with the Bankruptcy Court seeking authorization to enter into a debtor-in-possession financing agreement with our principal supplier, whereby the principal supplier will (i) backstop or guarantee a letter of credit facility in the amount of up to $3,000,000, to be funded by a bank to or for the benefit of our credit card processor; and (ii) loan us immediately available cash, which amount could be as much as $3,500,000. This financing is necessary to fund day-to-day business operations through confirmation of a plan of reorganization, as well as to enable us to successfully exit from bankruptcy under Chapter 11 of the United States Bankruptcy Code. On December 1, 2010, the Bankruptcy Court approved the financing on an interim basis, and on December 21, 2010, the Bankruptcy Court approved the financing on a final basis.

As of the date hereof, we have reached a new settlement agreement in principle with the plaintiff in the putative class and FLSA collective action case filed on July 16, 2009 (the “Combs Case”), pursuant to which, if the agreement is approved by the Bankruptcy Court, we would agree to pay the plaintiff $50,000 and further agree that the plaintiff will have an allowed general unsecured claim of $450,000 in the Bankruptcy Case. The settlement agreement is subject to approval of the Bankruptcy Court and any payments and other consideration to be received by plaintiff in settlement of its allowed general unsecured claim will be made pro rata in proportion to and in the form of the payments and other consideration received by other general unsecured creditors in a plan of reorganization approved by the Bankruptcy Court. On December 30, 2010, we filed a motion with the Bankruptcy Court seeking approval of the settlement of the Combs Case. The Official Committee of Unsecured Creditors appointed in the bankruptcy cases and our Chinese supplier support the relief requested in the settlement motion. There can be no assurance, however, that the contemplated settlement agreement of the Combs Case will be approved by the Bankruptcy Court. A hearing to consider procedures for approval of the settlement of the Combs Case is currently scheduled to be held before the Bankruptcy Court on January 25, 2011, and a hearing to consider final approval of the settlement of the Combs Case is currently anticipated to be held in April, 2011.

Our recurring losses and negative cash flows from operations over the past several years, together with various events that negatively impacted our liquidity, together with our filing a bankruptcy petition raise substantial doubt as to our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty or as a consequence of any plan of reorganization.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the PEO and PFO have concluded that, as of November 27, 2010, our disclosure controls and procedures were effective in ensuring that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the PEO and PFO, or persons performing similar functions as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our fiscal quarter ended November 27, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, there have been no material changes to the Legal Proceedings disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended August 28, 2010. On December 30, 2010, we filed a motion with the Bankruptcy Court seeking approval of the settlement of the Combs Case. The Official Committee of Unsecured Creditors appointed in the bankruptcy cases and our Chinese supplier support the relief requested in the settlement motion. There can be no assurance, however, that the contemplated settlement agreement of the Combs Case will be approved by the Bankruptcy Court. A hearing to consider procedures for approval of the settlement of the Combs Case is currently scheduled to be held before the Bankruptcy Court on January 25, 2011, and a hearing to consider final approval of the settlement of the Combs Case is currently anticipated to be held in April 2011.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 28, 2010.

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

JENNIFER CONVERTIBLES, INC.

January 11, 2011	By:	/s/	Harley J. Greenfield
Harley J. Greenfield, Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

January 11, 2011	By:	/s/	Rami Abada
Rami Abada, Chief Financial Officer
and Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-OxleyAct of 2002. *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith.