Form 10-Q
period 2011-02-26
JENNIFER CONVERTIBLES INC
filed 2011-04-12
CIK 806817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  1-9681

JENNIFER CONVERTIBLES, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2824646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

417 Crossways Park Drive, Woodbury, New York	11797
(Address of principal executive offices)	(Zip Code)

(516) 496-1900
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.     Yes ☒  No ☐

As of April 12, 2011, 1,000,000 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Index

Part I - Financial Information
Item 1. - Financial Statements (Unaudited)

Consolidated Balance Sheets at February 26, 2011(Successor Company) (Unaudited) and August 28, 2010 (Predecessor Company)	2

Consolidated Statements of Operations (Unaudited) for the thirteen and twenty-six weeks ended February 26, 2011 and February 27, 2010 (Predecessor Company)	3

Consolidated Statements of Cash Flows (Unaudited) for the twenty-six weeks ended February 26, 2011 and February 27, 2010 (Predecessor Company)	4

Notes to Unaudited Consolidated Financial Statements	5

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. - Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. - Controls and Procedures	34

Part II - Other Information
Item 1. – Legal Proceedings	35
Item 1A. – Risk Factors	35
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. – Defaults Upon Senior Securities	36
Item 4. – (Removed and Reserved)	36
Item 5. – Other Information	36
Item 6. – Exhibits	38

Signatures	39

Exhibit Index	40

Ex. 31.1 Certification of Chief Executive Officer
Ex. 31.2 Certification of Chief Financial Officer
Ex. 32.1 Certification of Principal Executive Officer
Ex. 32.2 Certification of Principal Financial Officer
Ex. 10.1 Warehousing Agreement by and between Jennifer Convertibles, Inc. and Marks & Cohen LLC dated April 11, 2011

Index

PART I
FINANCIAL  INFORMATION

Item 1.                      Financial Statements (unaudited).
JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except for share and per share data)

	Successor Company	Predecessor Company
	February 26, 2011
	(Unaudited)	August 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,209	$5,591
Restricted cash	-	99
Accounts receivable	1,658	4,160
Merchandise inventories, net	7,807	8,603
Prepaid expenses and other current assets	1,337	2,086
Total current assets	16,011	20,539

Store fixtures, equipment and leasehold improvements, at cost, net	2,042	2,239
Trademark	3,260	-
Other intangibles	245	-
Goodwill	15,642	-
Other assets (primarily security deposits)	546	577

	$37,746	$23,355

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable, trade (including $329 and $4 to stockholder
and former stockholder, respectively)	$1,579	$1,590
Customer deposits	5,758	5,353
Accrued expenses and other current liabilities	8,107	5,565
Note payable	1,400	-
Deferred rent and allowances - current portion	-	359
Total current liabilities	16,844	12,867

Long-term debt	8,167	-
Deferred rent and allowances, net of current portion	-	1,897
Deferred tax liability	1,255	-
Obligations under capital leases, net of current portion	47	58
	26,313	14,822

Liabilities subject to compromise (including $994 to former stockholder)	-	37,249
Total liabilities	26,313	52,071

Commitments and Contingencies (Note 2 and 18)

Stockholders' Equity (Deficit):
Common stock, par value $.01 per share,
Authorized 12,000,000 shares; issued and outstanding
1,000,000 shares at February 26, 2011	10	-
Additional paid-in capital	11,423	-
Predecessor Company:
Preferred stock, par value $.01 per share,
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490
shares at August 28, 2010 (liquidation preference $3,245)	-	-
Series B Convertible Preferred - issued and outstanding 47,989
shares at August 28, 2010 (liquidation preference $240)	-	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued 7,073,466
shares at August 28, 2010	-	70
Additional paid-in capital	-	29,659
Treasury stock, at cost, 93,579 shares at August 28, 2010	-	(125)
(Accumulated deficit)	-	(58,321)
	11,433	(28,716)

	$37,746	$23,355

See Notes to Consolidated Financial Statements

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Predecessor Company
	Thirteen weeks ended		Twenty-six weeks ended
	February 26,	February 27,	February 26,	February 27,
	2011	2010	2011	2010
Revenue:
Net sales	$16,010	$18,610	$33,749	$35,641
Revenue from service contracts	736	1,045	1,517	1,891
	16,746	19,655	35,266	37,532

Cost of sales, including store occupancy,
warehousing, delivery and service costs	12,372	14,612	26,321	27,477

Loss related to service contracts	-	3,500	-	3,500

Selling, general and administrative expenses	6,226	7,501	13,299	15,081

(Recovery of) provision for loss on amounts due from Related Company	-	(39)	-	3,128

Depreciation and amortization	129	196	288	367
	18,727	25,770	39,908	49,553

Loss from operations	(1,981)	(6,115)	(4,642)	(12,021)

Gain on acquisition of Related Company	-	23	-	23

Interest income	2	2	2	11

Interest expense	(65)	(4)	(68)	(8)

Loss from continuing operations before reorganization items and income taxes	(2,044)	(6,094)	(4,708)	(11,995)

Reorganization items, net	34,128	-	33,378	-

Income (loss) from continuing operations before income taxes	32,084	(6,094)	28,670	(11,995)

Income tax expense	8	2	16	4

Income (loss) from continuing operations	32,076	(6,096)	28,654	(11,999)

Income (loss) from discontinued operations (including loss on store closings of $0 and $4 for the thirteen week and $53 and $6 for the
twenty-six week periods ended in fiscal 2011 and 2010, respectively)	-	(317)	62	(1,284)

Net income (loss)	$32,076	$(6,413)	$28,716	$(13,283)

Basic income (loss) per common share:
Income (loss) from continuing operations	$4.06	$(0.87)	$3.62	$(1.71)
Income (loss) from discontinued operations	-	(0.04)	0.01	(0.18)
Net income (loss)	$4.06	$(0.91)	$3.63	$(1.89)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$4.04	$(0.87)	$3.61	$(1.71)
Income (loss) from discontinued operations	-	(0.04)	0.01	(0.18)
Net income (loss)	$4.04	$(0.91)	$3.62	$(1.89)

Weighted average common shares outstanding	6,979,887	7,014,199	6,979,887	7,043,996

Weighted average common shares issuable on conversion of
outstanding Series A participating preferred stock	924,500	-	924,500	-

Total weighted average common shares basic	7,904,387	7,014,199	7,904,387	7,043,996

Effect of potential common share issuance:
Stock options	-	-	-	-
Warrants	-	-	-	-
Series B convertible preferred stock	33,592	-	33,592	-

Weighted average common shares diluted	7,937,979	7,014,199	7,937,979	7,043,996

See Notes to Consolidated Financial Statements

Index

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Predecessor Company
	Twenty-six weeks ended
	February 26,	February 27,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$28,716	$(13,283)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	288	367
Provision for loss on amounts due from Related Company	-	3,128
Provision for loss on service contracts	-	3,500
Gain on acquisition of Related Company	-	(23)
Non cash compensation to consultant	-	11
(Income) loss from discontinued operations	(62)	1,284
(Gain) loss on disposal of equipment	(307)	2

Gain on discharge of debt	(16,714)	-
Fair value adjustments	(20,161)	-

Deferred rent	13	38
Changes in operating assets and liabilities, net of effects from the acquisition in
2010 and discontinued operations
Merchandise inventories, net	796	(224)
Prepaid expenses and other current assets	749	(335)
Accounts receivable	2,469	(203)
Due from Related Company, net	-	(682)
Other assets	16	83
Accounts payable, trade	(610)	5,517
Customer deposits	553	3,545
Accrued expenses and other current liabilities	2,812	1,046
Liabilities subject to compromise	(1,635)	-
Net cash (used in) provided by operating activities of continuing operations	(3,077)	3,771

Cash flows from investing activities:
Capital expenditures	(114)	(325)
Purchase of business and assets of Related Company	-	(350)
Restricted cash	99	-
Net cash used in investing activities of continuing operations	(15)	(675)

Cash flows from financing activities:
Proceeds received from loans	2,700	-
Principal payments under capital lease obligations	(23)	(21)
Net cash provided by (used in) financing activities of continuing operations	2,677	(21)

Net (decrease) increase in cash and cash equivalents of continuing operations	(415)	3,075

Net increase (decrease) in cash and cash equivalents of operating activities
of discontinued operations	33	(703)

Net decrease in cash and cash equivalents of investing activities
of discontinued operations	-	(25)

Cash and cash equivalents at beginning of period	5,591	5,609

Cash and cash equivalents at end of period	$5,209	$7,956

Supplemental disclosure of cash flow information:

Income taxes paid	$17	$30

Interest paid	$60	$8

Reorganization items paid	$2,775	$-

See Notes to Consolidated Financial Statements

Index
JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 26, 2011
(In thousands, except for share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:                      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the “Company” and the “Successor Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals other than adjustments reflecting the effects of the reorganization plan and applying fresh-start reporting in 2011 and the provision for loss on amounts due from the Related Company in 2010) considered necessary for a fair presentation have been included.

The Company emerged from bankruptcy under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), on February 22, 2011 (the “Effective Date”) and has adopted fresh-start reporting effective February 26, 2011, which is the second quarter period end date. The results of operations from February 22 through February 26, 2011, do not have a material effect on the financial statements. As a consequence of fresh-start reporting, the Company’s consolidated balance sheets, consolidated results of operations and consolidated cash flows after adopting fresh-start reporting are not comparable with those prior to the fresh start period and therefore the consolidated balance sheets have been and future results of operations and cash flows will be, segregated in the respective consolidated financial statements.  References to the Company as the “Successor Company” and “Predecessor Company” in this Quarterly Report on Form 10-Q pertain to (a) the close of business on February 26, 2011 and thereafter and (b) periods prior thereto, respectively.  See Note 3, “Fresh Start Accounting” for a presentation of the impact of emergence from reorganization and fresh start accounting on the consolidated financial position of the Successor Company and the consolidated results of operations and consolidated cash flows of the Predecessor Company.

Aside from the effects of fresh-start reporting, the Successor Company follows the same accounting policies as the Predecessor Company.

The consolidated balance sheet of the Predecessor Company as of August 28, 2010 has been derived from the audited consolidated financial statements as of such date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 28, 2010, as filed with the Securities and Exchange Commission (“SEC”).

NOTE 2:                      CHAPTER 11 PROCEEDINGS AND REORGANIZATION

On July 18, 2010 (the “Petition Date”), Jennifer Convertibles, Inc. and all of its subsidiaries filed voluntary petitions for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On February 9, 2011, the Bankruptcy Court confirmed the Company’s Second Amended Joint Chapter 11 Plan of Reorganization, dated January 24, 2011 (as confirmed, the “Plan”). On February 22, 2011, the Plan became effective pursuant to its terms.

Index
JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 26, 2011
(In thousands, except for share amounts)

Following are significant transactions consummated on the Effective Date pursuant to the Plan.

(a)  Exit Financing

On the Effective Date, the Senior Secured and Super-Priority Debtor-In-Possession Credit Agreement (the “DIP Agreement”), dated as of November 19, 2010, among the Company and its principal creditor and supplier, Haining Mengnu Group Co., Ltd. (“Mengnu”), was refinanced by a secured exit credit agreement among the Company and Mengnu pursuant to which Mengnu agreed to provide exit financing for the benefit of the Company (the “Secured Exit Credit Agreement”).  The Secured Exit Credit Facility comprises (i) a letter of credit backstopped by Mengnu funded by a bank for the benefit of the Company’s credit card processor in an amount of $3,000, which amount may be increased to an amount not to exceed $5,000 at the request of the Company and with Mengnu’s consent (the “LOC Facility”); and (ii) the relending of amounts owed by the Company to Mengnu under the DIP Agreement, which was $2,762 as of February 22, 2011, less $62, which was repaid by the Company to Mengnu on the Effective Date (the “Cash Facility”).

With respect to the LOC Facility, the Company is required to repay Mengnu all amounts drawn upon the earlier to occur of the termination date of the Secured Exit Credit Agreement or five business days following the occurrence of such a drawing.  On a semi-annual basis, the Company is required to pay Mengnu a fee equal to 5% per annum applied to the face amount of the LOC Facility commencing on the Effective Date. The Company’s obligations under the LOC Facility are secured by (i) a first priority lien and security interest in all the assets, other than inventory of the Company (including of each of its subsidiaries other than Hartsdale Convertibles, Inc. (“Hartsdale”)); and (ii) a junior lien on all inventory of the Company (including of each of its subsidiaries other than Hartsdale), subordinated to the liens granted in connection with the Tranche A Note and Tranche C Note (each, as hereinafter defined).

In respect of the Cash Facility, on the Effective Date, the Company issued the Secured Tranche E Promissory Note to Mengnu in the principal amount of $2,700 (the “Tranche E Note”).  The Tranche E Note, which matures on February 22, 2013, bears interest at a rate of 3½% per annum payable in four equal installments on each of August 22, 2011, February 22, 2012, August 22, 2012 and February 22, 2013.  Under the Tranche E Note, if with respect to certain designated measurement periods, the Company has excess cash flow, as defined, then the Company must, no later than 60 days after the end of the relevant measurement period, prepay the Tranche E Note in an aggregate amount equal to 50% of such excess cash flow, provided, that such prepayment does not cause the Company’s average amount of cash and cash equivalents over the two-month period preceding the relevant measurement period, subject to certain exclusions, to be less than $3,000.

The Company’s obligations under the Tranche E Note are secured by (i) a first priority lien and security interest in all the assets of the Company, including inventory acquired from Ashley Homestores, Ltd. and sold in Hartsdale locations (the “Hartsdale Inventory”), but excluding all other inventory (the “JCI Inventory”) and the assets of Hartsdale (other than the Hartsdale Inventory); and (ii) a junior lien on all JCI Inventory, subordinated to the liens granted in connection with the Tranche A Note and Tranche C Note.

The Secured Exit Credit Agreement terminates on the earliest to occur of (i) the date on which a Termination Event, as defined, occurs; (ii) any date upon 30 days’ notice by the Company; or (iii) any date after December 31, 2012 upon 30 days’ notice by Mengnu.  Notwithstanding the foregoing, the Secured Exit Credit Agreement will not be terminated if Mengnu, in its discretion, advises the Company that it does not consider the Secured Exit Credit Agreement terminated.  Mengnu will have the option to reinstate the Secured Exit Credit Agreement upon notice to the Company notwithstanding the occurrence of a Termination Event.

Index
JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 26, 2011
(In thousands, except for share amounts)

(b)  Settlement of Unsecured Claims

The Plan provides that each holder of an allowed general unsecured claim (except to the extent such holder agrees to different treatment) is to receive, in full and complete satisfaction, settlement and release of and in exchange for such holder’s allowed general unsecured claim, its pro rata share of (i) the proceeds of a $1,400 one-year secured note, at 3% interest per annum; (ii) the proceeds of a $950, three-year secured note, at 5% interest per annum; (iii) 9.9% of the Successor Company’s New Common Stock; and (iv) 70% of the proceeds from the Jennifer Convertibles Litigation Trust (the “Litigation Trust”) described in (d) below.

In accordance with the foregoing, on the Effective Date, the Company issued (i) the Senior Secured Tranche A Promissory Note in the principal amount of $1,400 to the Litigation Trust (the “Tranche A Note”); and (ii) the Senior Secured Tranche C Promissory Note in the principal amount of $950 to the Litigation Trust (the “Tranche C Note”), each for the sole benefit of holders of allowed general unsecured claims.

The Tranche A Note matures on February 22, 2012 with interest payable in two equal installments on each of August 22, 2011 and February 22, 2012.  The Tranche A Note may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to the terms of the Subordination and Intercreditor Agreement entered into between the Litigation Trust and Mengnu (the “Intercreditor Agreement”). The Tranche C Note matures on February 22, 2014, with interest payable in six equal installments in August and February, commencing on August 22, 2011 through February 22, 2014.  The Tranche C Note may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to the terms of the Intercreditor Agreement.

The Company’s obligations under the Tranche A Note and Tranche C Note are secured by a first priority lien and security interest in all of the Company’s (including those of each of its subsidiaries other than Hartsdale) inventory, regardless of where located and all proceeds and products of the inventory, in whatever form.

The Plan provides that Mengnu, in full and complete satisfaction, settlement and release of and in exchange for its unsecured claim, is to receive (i) 90.1% of the Successor Company’s New Common Stock; (ii) a $1,879, four-year unsecured note, at 6% interest per annum; and (iii) 30% of the proceeds from the Litigation Trust.  In addition, the Plan provides that Mengnu, in full and complete satisfaction, settlement and release of its claim for the value of certain goods received by the Company within 20 days before the date of commencement of the Chapter 11 cases, is to receive a $2,638, two-year secured note, at 4% interest per annum.

In accordance with the foregoing, on the Effective Date, the Company issued (i) the Secured Tranche B Promissory Note in the principal amount of $2,638 to Mengnu (the “Tranche B Note”); and (ii) the Unsecured Tranche D Promissory Note in the principal amount of $1,879 to Mengnu (the “Tranche D Note” and collectively with the Tranche A Note, the Tranche B Note, the Tranche C Note and the Tranche E Note, the “Tranche Notes”).

The Tranche B Note matures on February 22, 2013 with interest payable in four equal installments on each of August 22, 2011, February 22, 2012, August 22, 2012 and February 22, 2013. The Tranche D Note matures on February 22, 2015 with interest payable in eight equal installments in August and February, commencing on August 22, 2011 through February 22, 2015.

The Company’s obligations under the Tranche B Note are secured by (i) a first priority lien and security interest in all the assets of the Company (including of each of its subsidiaries other than Hartsdale); and (ii) a junior lien on all inventory of the Company (including each of its subsidiaries other than Hartsdale), subordinated to the liens granted in connection with the Tranche A Note and Tranche C Note.

Index
JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 26, 2011
(In thousands, except for share amounts)

(c)  Maturities of Long-term Debt

2013	$5,338
2014	950
2015	1,879

Total Long-term debt	$8,167

(d)  Litigation Trust Agreement

On the Effective Date, the Company entered into the Litigation Trust Agreement and Declaration of Trust (the “Litigation Trust Agreement”) with KDW Restructuring & Liquidation Services LLC, as litigation trustee (the “Litigation Trustee”), pursuant to which the Litigation Trust was established for the benefit of the holders of general unsecured claims and Mengnu in respect of its unsecured claim (the “Trust Beneficiaries”).  The Litigation Trust was established for the purpose of collecting, holding, administering, distributing and liquidating, for the benefit of the Trust Beneficiaries, (i) funds in the amount of $100 that the Company will transfer to the Litigation Trust as part of the funding for the Litigation Trust; (ii) any and all causes of action which a trustee, debtors-in-possession, the estate or other appropriate party in interest may assert under Chapter 5 of the Bankruptcy Code; (iii) any cause of action against any of the Company’s former directors and officers as permitted under and limited by the Plan; (iv) objections to general unsecured claims; (v) the proceeds of the causes of action set forth in subsections (ii) through (iv), less any amounts required to be reserved or paid by the Litigation Trustee pursuant to the Plan; (vi) the Tranche A Note; (vii) the Tranche C Note; (viii) 9.9% of the New Common Stock; (ix) any other assets acquired by the Litigation Trust after the Effective Date or pursuant to the Plan; and (x) all proceeds of the foregoing assets.

The Litigation Trustee may pursue the transferred causes of action, administer the Tranche A and Tranche C Note as described in and authorized by the Plan and the Litigation Trust Agreement, make timely and appropriate distributions to the Trust Beneficiaries and otherwise carry out the provisions of the Litigation Trust Agreement.

(e)  Equity Securities

Pursuant to the Plan, all outstanding equity interests of the Company, including but not limited to all the common stock that existed prior to the Effective Date (the “Old Common Stock”), all the preferred stock that existed prior to the Effective Date (the “Old Preferred Stock”), and options and contractual or other rights to acquire any equity interests, were cancelled and extinguished on the Effective Date.  Immediately prior to the Effective Date, there were 6,979,887 shares of Old Common Stock outstanding and 54,479 shares of Old Preferred Stock outstanding.  In addition, pursuant to the Plan, on the Effective Date, the Company issued Mengnu 901,000 shares of new common stock and issued to the Litigation Trust 99,000 shares of new common stock, par value of $0.01 per share (the “New Common Stock”). Holders of equity interests prior to the Effective Date received no distributions or other consideration under the Plan.

(f)  Trademark Usage Agreement

Pursuant to the Plan, on the Effective Date, the Company terminated the Ashley Homestores, Ltd. Trademark Usage Agreement, dated March 15, 2010, by and between Hartsdale, the Company, and Ashley Homestores, Ltd. (“Ashley”) relating to the Ashley store located at 2300 Broadway, in New York City, which was closed in connection with the Reorganization.  On the Effective Date, the Company assumed six other Trademark Usage Agreements relating to Ashley locations that were not closed in connection with the Reorganization.

Index
JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 26, 2011
(In thousands, except for share amounts)

(g)  Employment Agreements and Stock Option Agreements

Pursuant to the Plan, Gebing Morris Zou, was appointed Chief Executive Officer of the Company and Chairman of the Board. On the Effective Date, the Company and Mr. Zou entered into an Employment Agreement (as amended, the “Zou Employment Agreement”) and a Stand-Alone Stock Option Agreement (the “Zou Option Agreement”). Under the Zou Employment Agreement, Mr. Zou is to receive a base salary of $250 per annum, and beginning in fiscal year 2012, an annual bonus for the fiscal year equal to 3% of the Company’s Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).  The Zou Employment Agreement remains in effect through August 31, 2013 and will be automatically renewed for additional one-year periods unless either party provides the other party with notice of its intent not to renew.  In addition, as more fully described in Note 15 – Stock Options, pursuant to the Zou Option Agreement, the Company granted Mr. Zou an option to purchase 30,000 shares of New Common Stock at an exercise price of $14.44 per share.

Also pursuant to the Plan, Rami Abada, who served as the Company’s President, Chief Operating Officer and Chief Financial Officer prior to the Effective Date, was appointed as the Company’s President and Chief Financial Officer.  On April 11, 2011, Mr. Abada resigned from his position as Chief Financial Officer of the Company and was appointed as Chief Operating Officer of the Company. On April 11, 2011, Joseph Schillero was appointed Chief Financial Officer and Secretary of the Company. On the Effective Date, the Company and Mr. Abada entered into an Employment Agreement (the “Abada Employment Agreement”) and a Stand-Alone Stock Option Agreement (the “Abada Option Agreement”). Under the Abada Employment Agreement, Mr. Abada is to receive a base salary of $400 per annum, a bonus of $25 for the fiscal year 2011 at the discretion of the board of directors, and beginning in fiscal year 2012, an annual bonus for the fiscal year equal to 5% of the EBITDA.  The Abada Employment Agreement remains in effect through August 31, 2013 and will be automatically renewed for additional one-year periods unless either party provides the other party with notice of its intent not to renew. In addition, as more fully described in Note 15 – Stock Options, pursuant to the Abada Option Agreement, the Company granted Mr. Abada an option to purchase 50,000 shares of New Common Stock at an exercise price of $14.44 per share.

Pursuant to the Plan, on the Effective Date, the Company terminated the Employment Agreement, dated August 15, 1999, by and between the Company and Harley J. Greenfield, the Company’s former Chief Executive Officer.  On March 1, 2011, the Company entered into a consulting agreement with Mr. Greenfield, whereby he will provide consulting services to the Company for a period of six months at a flat fee of $20 per month.

NOTE 3:                      FRESH START ACCOUNTING

The Company adopted fresh start accounting and reporting effective the close of business on February 26, 2011 (the “Fresh Start Reporting Date”), in accordance with accounting guidance, as the holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of the emerging entity and the reorganization value of the Company’s assets immediately before the date of confirmation was less than the post-petition liabilities and allowed claims. The Company was required to adopt fresh start accounting and reporting as of February 22, 2011, the Effective Date. However, in light of the proximity of that date to the Company’s second quarter accounting period close immediately after the Effective Date, which was February 26, 2011, as well as the results of a materiality assessment discussed below, the Company elected to adopt fresh start accounting and reporting effective as the close of business on February 26, 2011.

The Company performed a quantitative and qualitative materiality assessment in accordance with accounting guidance, in order to determine the appropriateness of choosing the Fresh Start Reporting Date for accounting and reporting purposes instead of the Effective Date. The Company concluded that the quantitative assessment did not have a material impact on the Predecessor Company for the thirteen and twenty-six weeks ended February 26, 2011 and that there were no qualitative factors that would preclude the use of the Fresh Start Reporting Date for accounting and reporting purposes.

Index
JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 26, 2011
(In thousands, except for share amounts)

Enterprise value represents the fair value of an entity’s interest-bearing debt and shareholders’ equity. In the amended disclosure statement associated with the Plan, which was confirmed by the Bankruptcy Court, the Company estimated a range of enterprise values between $18,000 and $24,000, with a midpoint of $21,000. Based on current and anticipated economic conditions and the direct impact these conditions have on the Company’s business, the Company deemed it appropriate to use the midpoint of $21,000 as the final enterprise value.  The estimated total equity value of the Successor Company amounting to $11,433 was determined after taking into account the $9,567 of interest bearing obligations assumed in connection with the Plan.

The Company’s valuation, which relies in large part on unobservable inputs, was based upon a discounted cash flow methodology, which included a calculation of the present value (based on a discount rate of 17.5%, representing the estimated weighted average cost of capital of the Successor Company) of expected unlevered after-tax free cash flows reflected in the Company’s long-term financial projections, including the calculation of the present value of the terminal value of cash flows (based on a 4.5 multiple), and supporting analysis that included (a) a comparison of selected financial data of the Company with similar data of other publicly held companies in businesses similar to it and (b) a valuation of post-emergence tax attributes.

Accounting guidance provides for a determination of the reorganization value to be assigned to the assets of the reorganized Company as of a date selected for financial reporting purposes. The Company increased its enterprise value of $21,000 for $16,746 of post-petition, working capital and other liabilities post emergence to determine a reorganization value of $37,746. Under fresh start accounting, the reorganization value was allocated to the Successor Company’s assets based on their respective estimated fair values in conformity with the purchase method of accounting for business combinations included in accounting guidance. As of April 12, 2011, independent valuation specialists have not completed the determination of the fair value of the Company’s fixed assets, trademark and other identifiable intangibles. Accordingly, the valuation ascribed to certain tangible and intangible assets in the accompanying consolidated balance sheet at February 26, 2011 is based on a preliminary valuation. The excess reorganization value over the preliminary fair value of identified tangible and intangible assets was recorded as goodwill. Adjustments to such preliminary allocation will be made upon completion of the valuation.

The following reconciliation of the Predecessor Company’s consolidated balance sheet as of February 26, 2011 to that of the Successor Company as of February 26, 2011 was prepared with the adjustments that give effect to the reorganization and fresh-start reporting.

Index
JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 26, 2011
(In thousands, except for share amounts)

	February 26, 2011
	Predecessor	Reorganization	Fresh-Start	Successor
	Company	Adjustments (1)	Adjustments (2)	Company
ASSETS
Current Assets
Cash & cash equivalents	$5,209	$-	$-	$5,209
Accounts receivable	1,658	-	-	1,658
Merchandise inventories, net	7,807	-	-	7,807
Prepaid expenses and other current assets	1,337	-	-	1,337
Total current assets	16,011	-	-	16,011

Store fixtures, equipment and leasehold improvements	2,042	-	-	2,042
Other assets	546	-	-	546
Trademark	-	-	3,260	3,260
Other intangibles	-	-	245	245
Goodwill	-	-	15,642	15,642
	$18,599	$0	$19,147	$37,746

LIABILITIES AND STOCKHOLDERS (DEFICIT) EQUITY
Current Liabilities
Accounts payable, trade	$1,579	$-	$-	$1,579
Customer deposits	5,758	-	-	5,758
Accrued expenses and other current liabilities	8,107	-	-	8,107
Note Payable	-	1,400	-	1,400
Deferred rent and allowances - current portion	465	-	(465)	-
Total current liabilities	15,909	1,400	(465)	16,844

Loan payable	2,700	(2,700)	-	-
Long-term debt	-	8,167	-	8,167
Deferred rent and allowances, net of current portion	1,804	-	(1,804)	-
Deferred tax liability	-	-	1,255	1,255
Obligations under capital leases, net of current portion	47	-	-	47
Total liabilities not subject to compromise	20,460	6,867	(1,014)	26,313

Liabilities Subject to Compromise	35,014	(35,014)	-	-
Total liabilities	55,474	(28,147)	(1,014)	26,313

Stockholders (Deficit) Equity
Predecessor - Preferred stock-series A	-	-	-	-
Predecessor - Preferred stock-series B	1	-	(1)	-
Predecessor - Common stock	70	-	(70)	-
Predecessor - Treasury stock	(125)	-	125	-
Predecessor - Additional paid-in capital	29,659	-	(29,659)	-
Successor - Common Stock	-	10	-	10
Successor - Additional paid-in capital	-	11,423	-	11,423
(Accumulated deficit)	(66,480)	16,714	49,766	-
	(36,875)	28,147	20,161	11,433

	$18,599	$0	$19,147	$37,746

Index
JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 26, 2011
(In thousands, except for share amounts)

(1)
Represents amounts recorded on the Fresh Start Reporting Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related issuance of notes and Successor Company New Common Stock to prepetition creditors, and also reflects a gain on discharge of debt of $16,714. In addition, amounts reflect the elimination of a $2,700 loan payable to Mengnu in exchange for a $2,700 note payable to Mengnu.

(2)
Represents fair value adjustments upon adoption of fresh-start accounting and related deferred income tax liability for differences between fair value and tax basis of indefinite-lived trademark. Also reflects the cancellation of Predecessor Company Old Common Stock, Old Preferred Stock and the elimination of the Predecessor Company’s additional paid-in capital, accumulated deficit and treasury stock.

NOTE 4:                      REORGANIZATION ITEMS, NET

Reorganization items consist of expenses and other items directly related to the company’s bankruptcy filing and related reorganization. Reorganization items consist of the following:

	Thirteen weeks ended	Twenty-six weeks ended
	February 26, 2011	February 26, 2011
Gain on discharge of debt	$16,714	$16,714
Fair value adjustments	20,161	20,161
Professional fees and other	(2,747)	(3,497)
Total reorganization items, net	$34,128	$33,378

NOTE 5:                      RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, Financial Accounting Standards Board (“FASB”) issued guidance that improves financial reporting by enterprises involved with variable interest entities and addresses, among other matters, constituent concerns about the application of certain key provisions of former guidance, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The pronouncement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this pronouncement in fiscal 2011 has not had an effect on either the Predecessor or Successor Company’s consolidated financial statements.

In June 2009, the FASB issued guidance relating to accounting for transfers of financial assets which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The pronouncement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of this pronouncement in fiscal 2011 has not had an effect on either the Predecessor or Successor Company’s consolidated financial statements.

Index
JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 26, 2011
(In thousands, except for share amounts)

NOTE 6:                      MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located as follows:

	February 26, 2011	August 28, 2010
	(Successor)	(Predecessor)
Showrooms	$3,855	$4,136
Warehouses	3,952	4,467
	$7,807	$8,603

Vendor discounts and allowances in respect of merchandise purchased by the Company are included as a reduction to the cost of inventory on hand and cost of sales upon sale of the merchandise.

NOTE 7:                      ACQUISITION OF BUSINESS OF RELATED COMPANY

Up until December 31, 2009, 19 stores which were licensed by the Predecessor Company, 17 of which were located in New York City and surrounding areas and were on a royalty-free basis, were owned and operated by a company (the “Related Company”) owned by the estate of a deceased stockholder of the Predecessor Company who was also the brother-in-law of the Company’s Chairman of the Board and Chief Executive Officer. The sister of the Company’s Chief Executive Officer was the president of the Related Company.

As of December 31, 2009, after the Related Company defaulted on its payment obligations to the Predecessor Company (see Note 8), the Predecessor Company, in order to protect its brand and its customers, entered into an agreement (the “Agreement”) with the Related Company, pursuant to which, effective January 1, 2010, the Related Company ceased operations at the 19 owned stores plus one store which it operated but did not own and the Predecessor Company began operating these stores solely for its own benefit and account.  The Predecessor Company agreed to purchase the inventory in the stores’ showrooms for $635, payable over five months and subject to offset under certain circumstances.  The Agreement allowed the Predecessor Company to evaluate each store location and negotiate with the landlords at such locations for entry into new leases and endeavor to cancel or defer the rent arrearages, which the Related Company advised aggregated approximately $300 as of January 1, 2010. The Predecessor Company agreed to pay no more than $300 to settle the arrearages at all 20 stores and if the arrearages exceed $300 the Related Company agreed to reimburse the Predecessor Company for such excess or such excess would be used to offset the amount the Predecessor Company owes the Related Company for the purchase of the inventory. Other than the rent arrearages, the Predecessor Company did not assume any liabilities of the Related Company.  The Predecessor Company also agreed to offer to employ all store employees previously employed by the Related Company but agreed not to be responsible for any commissions, salary, health or other benefits or other compensation owed them prior to January 1, 2010.  The Predecessor Company agreed to be responsible for the costs of operating the stores on and after January 1, 2010, except with respect to stores vacated by the Predecessor Company.

Pursuant to the Agreement, the Predecessor Company agreed to extinguish $301 owed to the Predecessor Company by the Related Company at December 31, 2009 under an Interim Agreement (as hereinafter defined) (see Note 8). In addition, the Related Company agreed to surrender to the Predecessor Company 93,579 shares of the Predecessor Company’s common stock owned by the Related Company.

As of April 12, 2011, the Company has entered into new leases for 19 of the 20 stores and has vacated one of the stores.

Index
JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 26, 2011
(In thousands, except for share amounts)

The purchase price to acquire the activities and net assets of the Related Company approximated $936 consisting of $635 in cash (of which $525 had been paid as of August 28, 2010) and $301 in receivables due from the Related Company, which was extinguished.  The remaining balance of $110 was a prepetition obligation and is included in liabilities subject to compromise on the consolidated balance sheet as of August 28, 2010.

The transaction has been accounted for as a business combination. The Predecessor Company determined that the fair values of assets acquired exceeded the purchase price by approximately $23, which was recorded as a gain in the consolidated statements of operations for the thirteen weeks ended February 27, 2010. The Predecessor Company believes that this bargain purchase resulted from the financial difficulties of the Related Company and its need for cash. The following table presents the estimated fair values of the assets acquired and the liabilities assumed and the gain attributable to the excess of such net assets over the purchase price:

Inventory	$786
Store fixtures, equipment and leasehold improvements	271
Order backlog	162
Treasury stock	125
Security deposits	16
Liability for rent arrearages	(151)
Customer deposits	(250)
Fair value of net assets acquired	959

Purchase price	936

Gain on acquisition of Related Company	$23

The results of operations of the 20 acquired stores are included in the Predecessor Company’s results of operations, commencing on January 1, 2010 and are included in the Jennifer reportable segment. Five of the 20 stores previously operated by the Related Company shared a common wall with a Predecessor Company owned store and the acquired operations were combined with the Predecessor Company’s store for operational purposes. The results of operations of these five stores (“Combined Stores”) are not maintained separately, but are combined with the respective Predecessor Company owned store.

The following revenues and earnings of the acquired stores, exclusive of the Combined Stores, since January 1, 2010 were included in the Company’s consolidated results of operations for the thirteen and twenty-six weeks ended February 27, 2010:

Revenues	$1,234
Operating income	$253

Revenues of the Predecessor Company from the 20 acquired stores pursuant to the Interim Agreement amounted to $1,196 for the period from November 27 through December 31, 2009 (see Note 8).

The unaudited pro forma earnings of the Predecessor Company and the acquired stores as though the acquisition date had been as of the beginning of the fiscal 2010 annual reporting period is impracticable to present as the Predecessor Company has been unable to obtain prior financial information as to the results of operations of the acquired stores other than revenue. The unaudited pro forma revenues, after elimination of Predecessor Company revenues from the Related Company, were $27,012 and $54,399 for the thirteen and twenty-six week periods ended February 27, 2010, respectively.

Index
JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 26, 2011
(In thousands, except for share amounts)

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

NOTE 8:                      TRANSACTIONS WITH THE RELATED COMPANY

Included in the Consolidated Statements of Operations are the following amounts charged by and to the Related Company pursuant to terms of existing agreements for the thirteen and twenty-six weeks ended February 27, 2010:

	Increase (decrease) to Related Line Item in the Consolidated Statements of Operations
	Thirteen weeks ended	Twenty-six weeks ended
	February 27, 2010	February 27, 2010
Net Sales:
Royalty income	$-	$22
Warehouse fees	-	455
Delivery charges	-	540
Total charged to the Related Company	$-	$1,017

Revenue from Service Contracts:
Fabric protection fees charged by the Related Company	$-	$(100)

Selling, General and Administrative Expenses:
Administrative fees paid by the Related Company	$2	$(30)
Advertising reimbursement paid by the Related Company	-	(450)
Royalty expense paid to the Related Company	-	100
Net charged to the Related Company	$2	$(380)

In November 2009, the Related Company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to the Predecessor Company as of August 29, 2009 within the 30-day grace period.  During December 2009, the Predecessor Company recovered $39 from the Related Company. As a result thereof, during the thirteen weeks and twenty-six weeks ended February 27, 2010 the Predecessor Company recorded a recovery of $39 and provided an allowance for  loss of $3,128 related to increases in the receivable from the Related Company principally resulting from transfers of inventory and charges for delivery services, warehousing services and advertising costs during such period. Further, effective as of November 27, 2009, as described below, the Predecessor Company discontinued granting credit to the Related Company and as collectability was not reasonably assured, discontinued recognizing warehousing fee revenue, advertising expense reimbursements and administration fees from the Related Company.  In addition, the Predecessor Company ceased paying royalty fees to the Related Company. In connection with the acquisition described in Note 7, in January 2010 the Predecessor Company wrote off the $4,075 net balance due from the Related Company against the allowance for loss previously provided.

Pursuant to a Purchasing Agreement, the Predecessor Company purchased merchandise for the Predecessor Company and the Related Company. During the thirteen weeks and twenty-six weeks ended February 27, 2010, the Related Company, through the Predecessor Company, purchased approximately $539 and $2,574, respectively, of inventory, at cost. On November 25, 2009, the Predecessor Company terminated the Purchasing Agreement.  On December 11, 2009, the Predecessor Company entered into an agreement effective as of November 27, 2009 (the “Interim Agreement”), pursuant to which sales written on or after November 27, 2009 at the stores owned by the Related Company were made on the Predecessor Company’s behalf and the Related Company was entitled to compensation equal to 35% of the sales price of the merchandise (excluding home delivery fees and taxes) for writing such sales. With respect to sales written by the Related Company prior to November 27, 2009, the Related Company was obligated to pay the Predecessor Company for the cost of the merchandise the day prior to the date the merchandise was shipped to the customer. The Related Company was obligated to continue paying for its operational costs, including the costs of its employees at its stores and its store lease costs, and to remit sales taxes on merchandise sold by it. The agreement was terminable by the Predecessor Company upon 24 hours notice. As of December 18, 2009, the Related Company was not in compliance with the Interim Agreement.

Index
JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 26, 2011
(In thousands, except for share amounts)

Pursuant to the Agreement entered into on December 31, 2009, described in Note 7, all existing agreements between the Related Company and the Predecessor Company were terminated.

NOTE 9:                      SERVICE CONTRACTS

The Related Company was the sole obligor on all lifetime fabric and leather protection plans sold by the Predecessor Company or the Related Company and assumed all performance obligations and risk of loss there under.  During the period from January 2009 through November 2009, the Predecessor Company transitioned to an independent outside company, which assumed all performance obligations and risks of any loss under the protection plans for all stores. As a result of the acquisition of the business of the Related Company (see Note 7), effective as of January 1, 2010, the Related Company ceased operations and will no longer provide the services previously contracted for by the Predecessor Company. The Predecessor Company and the Successor Company, as a matter of customer relations, will likely have to pay for and arrange to supply services with respect to previously sold protection services. Accordingly, during fiscal 2010, the Predecessor Company, based on a study utilizing historical claims data, recorded a $3,614 charge to operations, of which $3,500 was recorded during the thirteen-weeks ended February 27, 2010, for the estimated cost of supplying future services with respect to the previously sold protection services.  Claims paid for protection services during fiscal 2010 amounted to $592 resulting in a liability of $3,022 at August 28, 2010, included in accrued expenses and other liabilities.  Claims paid for protection services during the twenty-six weeks ended February 26, 2011, amounted to $187 resulting in a liability of $2,835 on February 26, 2011.

NOTE 10:                    ACCOUNTS RECEIVABLE

Accounts receivable in the accompanying consolidated balance sheets represent amounts due from credit card processors and a finance company.  Credit card processors paid the Predecessor Company shortly after credit card purchases by customers and before merchandise was delivered.  However, in light of economic and credit conditions they changed their payment policies.  As of February 26, 2011 and August 28, 2010, the credit card processors held back approximately $451 and $3,480, respectively, which is included in accounts receivable.

On January 13, 2010, the Predecessor Company entered into a Merchant Agreement and Application (the “Merchant Agreement”) with Renaissance Associates and Merrick Bank Corporation (collectively, the “Bank”), pursuant to which the Bank provides the Predecessor Company with certain credit card processing services.  As a result of the Reorganization, the parties to the Merchant Agreement agreed to an amendment on January 13, 2011 that, among other things, requires the Successor Company to provide the Bank with certain financial information on a weekly and monthly basis and permits the Bank to require the Successor Company to fund a non-interest bearing chargeback account that the Bank may draw upon for funds that it is owed. As of February 26, 2011, the chargeback account approximates $158, which is included in accounts receivable. See Note 2 “Exit Financing” with respect to LOC Facility.

Index
JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 26, 2011
(In thousands, except for share amounts)

On February 24, 2011, the Successor Company entered into a retailer program agreement with GE Money Bank (“GE”) to run the Successor Company’s private label credit card program. The program will allow qualified customers to finance the purchase of goods and services provided by the Successor Company.  The financed sales and sold financed receivables are on a non-recourse basis and the Successor Company does not retain any interests in or service the sold receivables.  The selling price of the receivables is dependent upon the payment terms with the customer and results in either a payment to or receipt from GE of a percentage of the receivable as a fee.  In connection with the agreement, the Successor Company provided GE with $500 of cash collateral.

NOTE 11:                    TRANSACTIONS WITH PRINCIPAL SUPPLIER AND STOCKHOLDER

The Company’s principal supplier, Mengnu, gave the Predecessor Company up to 180 days to pay for merchandise without interest, and thereafter interest was charged at a per annum rate of 2%. During May 2010, the Predecessor Company exceeded the 180-day terms. Amounts payable to Mengnu for purchases are denominated in U.S. dollars. Subsequent to the Predecessor Company’s filing a petition under Chapter 11, it was required to prepay certain vendors, including Mengnu. As of the Effective Date, the Company has 90-day terms with Mengnu. As of February 26, 2011 and August 28, 2010, Mengnu was owed approximately $329 and $17,366, respectively for merchandise purchases.  The amounts owed at August 28, 2010 are included in liabilities subject to compromise. As of August 28, 2010, amounts prepaid for merchandise approximated $362 and are included in prepaid expenses and other currents assets.

NOTE 12:                    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities are as follows:

	February 26, 2011	August 28, 2010
	(Successor)	(Predecessor)

Payroll and bonuses	$786	$773
Rent	319	232
Sales tax	351	169
Accounting	183	255
Insurance	410	162
Freight	13	52
Warranty	36	36
Franchise and minimum taxes	32	18
Home delivery	96	77
Estimated claims related to service contracts	2,835	3,022
Reorganization costs	2,781	460
Other	265	309

	$8,107	$5,565

Index
JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 26, 2011
(In thousands, except for share amounts)

NOTE 13:                    LIABILITIES SUBJECT TO COMPROMISE

Certain claims against the Predecessor Company in existence before the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Predecessor Company continued business operations as debtor-in-possession. These claims are reflected in the August 28, 2010 balance sheet as liabilities subject to compromise. Additional claims (liabilities subject to compromise) arose after the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. The Predecessor Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages, domestic carrier fees, customer programs, utilities, insurance and taxes. Such amounts were excluded from liabilities subject to compromise.

Liabilities subject to compromise consisted of:

August 28, 2010
(Predecessor)

Accounts payable, trade	$33,080
Claims related to rejected leases	3,669
Obligation related to litigation	500

$37,249

In connection with confirmation of the Plan, pursuant to Bankruptcy Court approval, $2,235 of liabilities subject to compromise became payable in full, of which $1,635 was paid on or about the Effective Date and $600 was reclassified to accounts payable, trade.

Liabilities subject to compromise of $35,014 at the Effective Date were settled pursuant to the Plan by the issuance of New Common Stock valued at $11,433 and Tranche Notes of $6,867 resulting in a gain on discharging debt of $16,714 included in reorganization items, net in the accompanying statements of operations for the thirteen and twenty-six week periods ended February 26, 2011.

NOTE 14:                    INCOME TAXES

A valuation allowance had been established to offset the net deferred tax asset of $20,288 at August 28, 2010, as management of the Predecessor Company had not determined that it was more likely than not that the future tax benefits will be realized.  As of August 28, 2010, the Predecessor Company had a federal net operating loss carryforward of approximately $39,000, which expires in years 2023 through 2030. In connection with the consummation of the Plan, the net operating loss carryforward will be reduced by the $16,714 gain on discharge of debt.  Internal Revenue Code Section 382 states that when a corporation that is in bankruptcy undergoes an ownership change, the section 382 limitation does not apply if the shareholders and creditors of the corporation immediately before the ownership change own at least 50% of the vote and value of the corporation after the ownership change (as a result of being shareholders or creditors immediately before the change). Accordingly, the utilization of the remaining net operating loss carryforward should not be subject to an annual limitation.

As of February 26, 2011, the Successor Company has also established a valuation allowance to fully offset the deferred tax asset. In addition, a deferred tax liability of $1,255 related to the indefinite lived trademark has been recorded in connection with adoption of fresh-start reporting (see Note 3).

Minimum and franchise taxes are included in selling, general and administrative expenses for the thirteen and twenty-six week periods ended February 26, 2011 and February 27, 2010.  Income tax expense for the thirteen and twenty-six week periods ended February 26, 2011 and February 27, 2010 consists principally of state income taxes.  The Company’s annual effective tax rate, which is used for interim reporting purposes, differs from the federal statutory rate principally due to the exclusion from taxable income in fiscal 2011 of the $16,714 gain on discharge of debt and the $20,161 of income from fair value adjustments, in addition to the establishment of a valuation allowance related to deferred tax assets attributable to any net operating loss incurred in the 2011 and 2010 fiscal years.

Index
JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 26, 2011
(In thousands, except for share amounts)

The Company files federal and various state and local income tax returns.  The 2007 through 2010 tax years remain open for examination by the federal and certain state and local taxing authorities under the normal three-year statute of limitations and the 2006 through 2010 tax years remain open for examination by certain state tax authorities under a four-year statute of limitations.

NOTE 15:                    STOCK OPTIONS

Immediately prior to the Effective Date, there were 1,798,563 stock options outstanding representing options granted under plans, which have expired, plus options granted outside plans pursuant to individual stock option agreements, which were cancelled pursuant to the Plan (see Note 2).

The Successor Company granted Mr. Zou an option to purchase 30,000 shares of New Common Stock at an exercise price of $14.44 per share (the “Zou Option”).  Subject to Mr. Zou’s continued employment with the Company, the Zou Option vests and becomes exercisable in three equal installments on each of August 27, 2011, August 26, 2012, and August 31, 2013. Upon a Change of Control of the Company, as defined, the Zou Option will fully vest. The expiration date of the Zou Option is (i) at all times beginning thirty days after the listing of the Company’s New Common Stock on NASDAQ or another national securities exchange, the earlier of three years from the date of Mr. Zou’s final day of employment by the Company and August 31, 2018; or (ii) at all other times, the earlier of five years from the date of Mr. Zou’s final day of employment by the Company and August 31, 2018.

The Successor Company granted Mr. Abada an option to purchase 50,000 shares of New Common Stock at an exercise price of $14.44 per share (the “Abada Option”). Subject to Mr. Abada’s continued employment with the Company, the Abada Option vests and becomes exercisable with respect to 30,000 shares in three equal installments on each of August 27, 2011, August 26, 2012, and August 31, 2013. The Abada Option vests and becomes exercisable with respect to 20,000 shares in two equal installments on each of August 31, 2012 and August 31, 2013, provided the Company meets or exceeds 85% of the EBITDA forecasted in the Company’s annual budget approved by the board of directors in fiscal years 2012 and 2013, respectively.  Upon a Change of Control of the Company, as defined, the Abada Option will fully vest. The expiration date of the Abada Option is (i) at all times beginning thirty days after the listing of the New Common Stock on NASDAQ or another national securities exchange, the earlier of three years from the date of Mr. Abada’s final day of employment by the Company and August 31, 2018; or (ii) at all other times, the earlier of five years from the date of Mr. Abada’s final day of employment by the Company and August 31, 2018.

As of April 12, 2011, the Successor Company had not yet established the fair value of the options granted to purchase 80,000 shares of New Common Stock referred to above. The value established will be charged to operations of the Successor Company over the vesting period.

There were no stock options granted to employees during the twenty-six week period ended February 27, 2010 and there was no employee compensation expense related to stock options or other stock based awards during the periods ended February 26, 2011 and February 27, 2010.

NOTE 16:                    DISCONTINUED OPERATIONS

As stores are closed, their results are reported as discontinued operations in the consolidated statement of operations for the current and prior periods, except for those stores where in management’s judgment there will be significant continuing sales to customers of the closed stores from other stores in the area. During August 2010, the Predecessor Company closed an Ashley segment store, for which the operating results were included in continuing operations.

Index
JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 26, 2011
(In thousands, except for share amounts)

During the twenty-six weeks ended February 26, 2011, the Predecessor Company closed nineteen stores of which seven were located in New Jersey, five in New York, four in California, one in Connecticut, one in Maryland and one in Virginia. The operating results of these closed stores are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas. During the twenty-six week period ended February 27, 2010, the Predecessor Company closed two stores in Arizona, one in California and two in New York.  The operating results of the closed stores in California and New York are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective area. The operating results of the closed stores in Arizona are reported in discontinued operations.

Revenues from the closed stores reported as discontinued operations amounted to $0 and $5,615 in the thirteen week periods ended February 26, 2011 and February 27, 2010, respectively, and $5 and $10,936 in the twenty-six week periods ended February 26, 2011 and February 27, 2010, respectively.

NOTE 17:                    SEGMENT INFORMATION

As of February 26, 2011, the Predecessor Company operated seventy-two Jennifer specialty furniture stores. On October 27, 2006, the Predecessor Company’s wholly-owned subsidiary, Hartsdale, entered into the Ashley Homestores, Ltd. Trademark Usage Agreement (the “Trademark Usage Agreement”) with Ashley, pursuant to which Hartsdale was granted a five-year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories.  As of February 26, 2011, the Predecessor Company operated six Ashley Furniture HomeStores of which four were opened during the year ended August 28, 2010.

Prior to the Trademark Usage Agreement, the Predecessor Company operated in a single reportable segment, the operation of Jennifer specialty furniture retail stores.  Subsequent thereto, the Company has determined that it has two reportable segments organized by product line: Jennifer–specialty furniture retail stores–and Ashley–a big box, full line home furniture retail store.  There are no inter-company sales between segments.  The Predecessor Company did not allocate indirect expenses such as compensation to executives and corporate personnel, corporate facility costs, professional fees, information systems, finance, insurance, and certain other operating costs to the individual segments.  These costs apply to all of the Predecessor Company’s businesses and are reported and evaluated as corporate expenses for segment reporting purposes.

The following tables present segment level financial information of the Predecessor Company for the thirteen and twenty-six week periods ended February 26, 2011 and February 27, 2010:

	Thirteen weeks ended		Twenty-six weeks ended
	February 26,	February 27,	February 26,	February 27,
	2011	2010	2011	2010
Revenue:
Jennifer	$9,948	$14,887	$21,618	$28,949
Ashley	6,798	4,768	13,648	8,583
Total Consolidated	$16,746	$19,655	$35,266	$37,532

Index
JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 26, 2011
(In thousands, except for share amounts)

	Thirteen weeks ended			Twenty-six weeks ended
	February 26,	February 27,		February 26,	February 27,
	2011	2010		2011	2010
Segment (loss) income from continuing operations
before reorganization items and income taxes
Jennifer	$(1,062)	$(4,471	)(a)	$(2,155)	$(8,852	)(a)(b)
Ashley	459	379		878	548
Total for Reportable Segments	$(603)	$(4,092)		$(1,277)	$(8,304)

(a)	Includes $3,500 loss related to service contracts (see Note 9).
(b)	Includes $3,128 loss related to amounts due from Related Company (see Note 8).

Reconciliation:

	Thirteen weeks ended		Twenty-six weeks ended
	February 26,	February 27,	February 26,	February 27,
	2011	2010	2011	2010
Loss from continuing operations
before reorganization items and income
taxes for reportable segments	$(603)	$(4,092)	$(1,277)	$(8,304)
Reorganization items, net	34,128	-	33,378	-
Corporate expenses and other	(1,441)	(2,002)	(3,431)	(3,691)
Income (loss) from continuing
operations before income taxes	$32,084	$(6,094)	$28,670	$(11,995)

	February 26,	August 28,
	2011 (Successor)	2010 (Predecessor)
Total Assets:
Jennifer	$8,725	$11,784
Ashley	4,883	5,658
Corporate (a)	24,138	5,913
Total Consolidated	$37,746	$23,355

(a) Corporate assets consist primarily of cash and cash equivalents, prepaid expenses and other current assets, goodwill, trademark and other intangibles at February 26, 2011.  The assignment of goodwill to the Jennifer and Ashley segments has not been completed as of February 26, 2011. Corporate assets consist primarily of cash and cash equivalents, restricted cash and prepaid expenses and other current assets at August 28, 2010.

Index
JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Twenty-Six Weeks Ended February 26, 2011
(In thousands, except for share amounts)

NOTE 18:                    LITIGATION

The Predecessor Company reached a settlement agreement with the plaintiff in the putative class and FLSA collective action case filed on July 16, 2009 (the “Combs Case”), pursuant to which the Company agreed to pay the plaintiff $50 and further agreed that the plaintiff would have an allowed general unsecured claim of $450 in the Bankruptcy Case.  The settlement agreement was approved by the Bankruptcy Court and the payments and other consideration to be received by plaintiff in settlement of its allowed general unsecured claim were made pro rata in proportion to and in the form of the payments and other consideration received by other general unsecured creditors in the Plan.  As of February 26, 2011, the $50 was paid to the plaintiff. A hearing to consider final approval of the settlement of the Combs Case is currently anticipated to be held in May 2011.

Index

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

Overview
We are the owner of sofabed specialty retail stores that specialize in the sale of a complete line of sofa beds and companion pieces such as loveseats, chairs and recliners.  We also have specialty retail stores that specialize in the sale of leather furniture.  In addition, we have stores that sell both fabric and leather furniture. Under a Trademark Usage Agreement, we operate full line home furniture retail stores that sell products and accessories of Ashley Homestores, Ltd. (“Ashley”).  We have determined that we have two reportable segments organized by product line: Jennifer–sofabed specialty retail stores– and Ashley–big box, full line home furniture retail stores.

On July 18, 2010, Jennifer Convertibles, Inc. and all of its subsidiaries filed voluntary petitions for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On February 9, 2011 (the “Confirmation Date”), the Bankruptcy Court entered the Findings of Fact, Conclusions of Law and Order Confirming the Amended Joint Chapter 11 Plan of Reorganization of Jennifer Convertibles, Inc. and its Affiliated Debtors (the “Confirmation Order”), which confirmed our   Second Amended Joint Chapter 11 Plan of Reorganization for Jennifer Convertibles, Inc. and its Affiliated Debtors, dated January 24, 2011 (as confirmed, the “Plan”). On February 22, 2011 (the “Effective Date”), we substantially consummated its reorganization (the “Reorganization”) through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.

Pursuant to the terms of the Plan agreed to with our principal supplier, Haining Mengnu Group Co., Ltd. (“Mengnu”), which is also our principal creditor, Mengnu (i) owns 90.1% of our new equity securities; (ii) received a $2,638,284, two-year secured note at 4% interest per annum; and (iii) received a $1,878,760, four-year unsecured note at 6% interest per annum.   The remaining 9.9% of the new equity securities is owned by the Jennifer Convertibles Litigation Trust (the “Litigation Trust”), which was established for the benefit of the holders of general unsecured claims and Mengnu in respect of its unsecured claim. In addition, theLitigation Trust received (i) a $1,400,000, one-year secured note at 3% interest per annum; and (ii) a $950,000, three-year secured note at 5% interest per annum. In exchange for the new equity interests and notes issued, certain claims from both the principal supplier and the other general unsecured creditors have been extinguished. The equity interests were cancelled.

Further, on the Effective Date, the Senior Secured and Super-Priority Debtor-In-Possession Credit Agreement (the “DIP Agreement”), dated as of November 19, 2010, among Mengnu and us, was refinanced by a secured exit credit agreement among us and Mengnu pursuant to which Mengnu agreed to provide exit financing for our benefit (the “Secured Exit Credit Agreement”).  The Secured Exit Credit Agreement comprises (i) a letter of credit backstopped by Mengnu funded by a bank for the benefit of our credit card processor in an amount of $3,000,000 which amount may be increased to an amount not to exceed $5,000,000 at our request and with Mengnu’s consent (the “LOC Facility”); and (ii) the relending of amounts owed by us to Mengnu that accrued, whether due and owing or not, under the DIP Agreement, which was $2,762,145 as of February 22, 2011, less $62,145, which was repaid by us to Mengnu on the Effective Date (the “Cash Facility”).

Index

As a result of an agreement with the formerly affiliated related company (the “Related Company”) (as described below) effective January 1, 2010, we operate 20 stores previously operated by the related company, including one store that it did not own (the “Acquired Stores”).  As part of the acquisition, as more fully described in Note 8 to the Consolidated Financial Statements herein, five of the 20 Acquired Stores purchased from the Related Company that shared a common wall with a store owned by us were combined with our respective stores for operational purposes (“Combined Stores”). As of January 1, 2010, the results of the operations of the Acquired Stores are included in our consolidated financial statements, and are reflected in the Jennifer reportable segment.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of consolidated revenue from continuing operations contributed by each class:

	Thirteen weeks ended		Twenty-six weeks ended
	February 26,	February 27,	February 26,	February 27,
	2011	2010	2011	2010
Merchandise Sales – net	83.8%	81.9%	83.9%	80.4%
Home Delivery Income	11.8%	12.8%	11.8%	11.9%
Charges to the Related Company	0.0%	0.0%	0.0%	2.7%
Net Sales	95.6%	94.7%	95.7%	95.0%

Revenue from Service Contracts	4.4%	5.3%	4.3%	5.0%

Total Revenue	100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended February 26, 2011 Compared to Thirteen Weeks Ended February 27, 2010

Revenue

Jennifer Segment

Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Net sales from continuing operations were $9,469,000 and $14,030,000 for the thirteen-week periods ended February 26, 2011 and February 27, 2010, respectively.  Net sales from continuing operations decreased by 32.5%, or $4,561,000 for the thirteen-week period ended February 26, 2011 compared to the thirteen-week period ended February 27, 2010.   The decrease in net sales is largely attributable to a decline in overall demand within the furniture industry sector due to a poor housing market and an overall weak U.S. economy.  Further, the lack of private label customer financing has negatively impacted our written sales at a time during which personal credit lines and limits have been tightened.  Also, there were numerous store closings during fiscal 2010 in connection with our plan of reorganization.  Net sales from continuing operations for the thirteen-week periods ended February 26, 2011 and February 27, 2010 included net sales from the Acquired Stores, exclusive of the Combined Stores, of $1,926,000 and $1,169,000, respectively.  Net sales from continuing operations for the Combined Stores was $1,323,000 and $1,280,000 for the thirteen week periods ended February 26, 2011 and February 27, 2010, respectively.  In addition, net sales from continuing operations for the thirteen-week period ended February 27, 2010 included $1,196,000 in connection with an interim agreement between us and the Related Company prior to our acquisition of the Acquired Stores (the “Interim Agreement”).

Index

Revenue from service contracts from continuing operations decreased by 44.1% in the thirteen-week period ended February 26, 2011 to $479,000, from $857,000 for the thirteen-week period ended February 27, 2010.  The decrease is primarily attributable to fewer merchandise sales during the thirteen-week period ended February 26, 2011, compared to the same period ended February 27, 2010, as well as numerous store closings during fiscal 2010 in connection with our plan of reorganization.   Revenue from service contracts from continuing operations for the thirteen week period ended February 26, 2011 and February 27, 2010 included revenues from Acquired Stores, exclusive of the Combined Stores, of $77,000 and $66,000, respectively.  Revenue from service contracts from continuing operations for the Combined Stores was $60,000 and $79,000 for the thirteen-week period ended February 27, 2011 and February 26, 2010, respectively.  In addition, revenue from service contracts from continuing operations for the thirteen-week period ended February 27, 2010 included $72,000 in connection with the Interim Agreement.

Ashley Segment

Net sales from continuing operations were $6,541,000 and $4,580,000 for the thirteen-week periods ended February 26, 2011 and February 27, 2010, respectively.  Net sales from continuing operations increased by 42.8%, or $1,961,000 for the thirteen-week period ended February 26, 2011 compared to the thirteen-week period ended February 27, 2010.  The increase is largely attributable to four new Ashley locations in fiscal 2010 open for the full thirteen week period this year, that were not open during the entire same thirteen week period last year.

Revenue from service contracts from continuing operations increased by 36.7% in the thirteen-week period ended February 26, 2011 to $257,000 from $188,000 for the thirteen-week period ended February 27, 2010.  The increase was primarily attributable to four new Ashley locations in fiscal 2010 opened for the full thirteen week period this year, that were not open during the entire same thirteen week last year.

Consolidated

Consolidated same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased 11.9% for the thirteen weeks ended February 26, 2011, compared to the same period ended February 27, 2010.  Total square footage leased for the Jennifer segment decreased by 26,671 square feet or 6.9% during the thirteen weeks ended February 26, 2011 as a result of nine closed stores, net of one store opening and one store relocating.  There was no change in total square footage leased for the Ashley segment during the thirteen weeks ended February 26, 2011.

Cost of Sales

Cost of sales, as a percentage of revenue for the thirteen-week period ended February 26, 2011, was 73.9% compared to 74.3% for the same period ended February 27, 2010.  Cost of sales from continuing operations decreased to $12,372,000 for the thirteen weeks ended February 26, 2011 from $14,612,000 for the thirteen weeks ended February 27, 2010. Cost of sales as a percentage of revenue is comparable period to period.

Cost of sales is comprised of five categories: cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

Cost of sales for the thirteen weeks ended February 26, 2011 included an increase of $1,515,000 related to our Ashley operating segment, a decrease of $3,746,000 related to our Jennifer operating segment and a decrease of $9,000 for corporate activities.  The increase in the Ashley segment is largely attributable to the opening of five new stores during fiscal 2010, one of which closed in August 2010. The decrease in the Jennifer segment is mainly due to the impact of the decrease in revenues as more fully described above and the corresponding decreases in related costs such as cost of merchandise, warehouse expenses and home delivery expenses. The corporate decrease is attributable to lower occupancy costs.

Index

Loss related to service contracts

Effective January 1, 2010, the related company ceased operations and will no longer provide the services previously contracted for by us.  As a matter of customer relations, we have decided to honor the related company’s commitment and pay for and arrange to supply services with respect to previously sold protection services.  Accordingly, during the thirteen-weeks ended February 27, 2010, we have recorded a $3,500,000 charge to operations for the estimated cost of supplying future services with respect to previously sold protection services.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $6,226,000 (37.2% as a percentage of revenue) and $7,501,000 (38.2% as a percentage of revenue) during the thirteen-week periods ended February 26, 2011 and February 27, 2010, respectively.

Selling, general and administrative expenses for the thirteen-week period ended February 26, 2011 includes an increase of $482,000 for the Ashley segment, an decrease of $1,141,000 for the Jennifer segment and an decrease of $616,000 related to corporate activities, consisting of compensation, advertising, finance fees and other administrative costs.

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

Compensation expense decreased $205,000 during the thirteen-week period ended February 26, 2011 compared to the same period ended February 27, 2010.  Compensation expense decreased by $408,000 for the Jennifer segment, increased $257,000 for the Ashley segment and decreased by $54,000 for corporate activities.  The decrease in the Jennifer segment was primarily attributable to the numerous store closings during fiscal 2010 in connection with our plan of reorganization.  The increase for the Ashley segment is largely due to the opening of four new locations during fiscal 2010 that were open for the full thirteen-week period in the current year that were not open during the entire thirteen-week period last year.  Corporate compensation decreased due to decreased bonus payments made during the thirteen-week period ended February 26, 2011.

Advertising expense decreased $614,000 during the thirteen-week period ended February 26, 2011 compared to the same period ended February 27, 2010.  Advertising expense decreased by $703,000 for the Jennifer segment and increased by $89,000 for the Ashley segment.  The decrease for the Jennifer segment is primarily due to the reduction in national advertising costs as a result of closing numerous stores during fiscal 2010 in connection with our plan of reorganization, as well as an overall decrease in newspaper and television advertising for the segment.  The increase for the Ashley segment is largely due to the opening of four new locations during fiscal 2010 that were open for the full thirteen-week period in the current year that were not open during the entire thirteen-week period last year.

Finance fees decreased $46,000 during the thirteen-week period ended February 26, 2011 compared to the same period ended February 27, 2010.  Finance fees decreased by $67,000 for the Jennifer segment and increased $21,000 for the Ashley segment.  The decrease in the Jennifer segment is primarily due to the closing of sixty-nine stores during fiscal 2010 and an additional nine stores during the thirteen weeks ended February 26, 2011, and the resulting decline in credit card transactions.  The increase for the Ashley segment can be attributed to the opening of four new locations during fiscal 2010 that were open for the full thirteen-week period in the current year and the corresponding increase in the number of credit card transactions for this segment.

Other administrative costs decreased $410,000 during the thirteen-week period ended February 26, 2011 compared to the same period ended February 27, 2010.  The Jennifer segment increased in the amount of $37,000 as a result of increased insurance related charges during the thirteen-week period ended February 26, 2011.  The Ashley segment increased in the amount of $115,000 is largely due to the opening of four new locations during fiscal 2010 that were open for the full thirteen-week period in the current year that were not open during the entire thirteen-week period last year. Corporate activities decreased $562,000 due to a decrease in professional fees.

Index

Reorganization Items, Net

Reorganization items consist of a gain on settlement of liabilities subject to compromise, legal and other professional fees for bankruptcy services and fresh start accounting adjustments. During the thirteen weeks ended February 26, 2011, we recorded reorganization items from continuing operations of approximately $34,128,000.  Such amount for the thirteen week period ended February 26, 2011 is comprised of a $16,714,000 gain on settlement of liabilities subject to compromise and fresh start accounting adjustments of $20,161,000.  Also included are charges incurred of approximately $2,747,000 for legal and other professional fees.

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

Income (Loss) from Continuing Operations

The income (loss) from continuing operations was $32,076,000 and ($6,096,000) for the thirteen-week periods ended February 26, 2011 and February 27, 2010, respectively.  This change is primarily attributable to a net reorganization gain resulting from our emergence from bankruptcy.

Income (Loss) from Discontinued Operations

During the thirteen week period ended February 26, 2011, we closed nine stores of which four were located in New Jersey, one in New York, two in California, one in Connecticut and one in Maryland.  The operating results of these closed stores are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed store from other stores in their respective area.  During fiscal 2010, we closed one store in Arizona, one in California and two in New York.  The operating results of the closed stores in California and New York are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed store from other stores in their respective area.  The operating results of the closed store in Arizona, along with another Arizona store closed during the first quarter, are reported in discontinued operations.  Income (loss) from discontinued operations amounted to $0 and ($317,000) for the thirteen-week periods ended February 26, 2011 and February 27, 2010, respectively.

Revenues from the closed stores reported as discontinued operations amounted to $0 and $5,615,000 in the thirteen-week periods ended February 26, 2011 and February 27, 2010, respectively.

Net Income (Loss)

Net income (loss) for the thirteen-week period ended February 26, 2011 was $32,076,000, compared to net loss of ($6,413,000) for the thirteen-week period ended February 27, 2010.  The income (loss) from continuing operations for the thirteen-week periods ended February 26, 2011 and February 27, 2010 includes income of $1,873,000 and $379,000, respectively, related to our Ashley segment.

Index

Twenty-six Weeks Ended February 26, 2011 Compared to Twenty-six Weeks Ended February 27, 2010

Revenue

Jennifer Segment

Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Net sales from continuing operations were $20,607,000 and $27,396,000 for the twenty-six week periods ended February 26, 2011 and February 27, 2010, respectively.  Net sales from continuing operations decreased by 24.8%, or $6,789,000 for the twenty-six week period ended February 26, 2011 compared to the twenty-six-week period ended February 27, 2010.  The decrease is attributable to the decline in overall demand within the furniture industry sector due to the continuing recessionary trend in the U.S. economy.  Further, the lack of private label customer financing has negatively impacted our written sales at a time during which personal credit lines and limits have been tightened. Also, there were numerous store closings during fiscal 2010 in connection with our plan of reorganization.  Net sales from continuing operations for the twenty-six week period ended February 26, 2011 and February 27, 2010 included net sales from the Acquired Stores, exclusive of the Combined Stores, of $4,210,000 and $1,169,000, respectively.  Net sales from continuing operations for the Combined Stores was $2,911,000 and $2,477,000 for the twenty-six week periods ended February 26, 2011 and February 27, 2010, respectively.  In addition, net sales from continuing operations for the twenty-six week period ended February 27, 2010 included $1,196,000 in connection with the Interim Agreement.

Revenue from service contracts from continuing operations decreased by 34.9% in the twenty-six week period ended February 26, 2011 to $1,011,000, from $1,553,000 for the twenty-six week period ended February 27, 2010.  The decrease is primarily attributable to fewer merchandise sales during the twenty-six week period ended February 26, 2011, compared to the same period ended February 27, 2010, as well as numerous store closings in fiscal 2010 in connection with our plan of reorganization.  Revenue from service contracts from continuing operations for the twenty-six week period ended February 26, 2011 and February 27, 2010 included revenues from Acquired Stores, exclusive of the Combined Stores, of $166,000 and $66,000, respectively.  Revenue from service contracts from continuing operations for the Combined Stores was $136,000 and $152,000 for the twenty-six week period ended February 26, 2011 and February 27, 2010, respectively. In addition, revenue from service contracts from continuing operations for the twenty-six week period ended February 27, 2010 included $72,000 in connection with the Interim Agreement.

Ashley Segment

Net sales from continuing operations were $13,142,000 and $8,245,000 for the twenty-six week periods ended February 26, 2011 and February 27, 2010, respectively.  Net sales from continuing operations increased by 59.4%, or $4,897,000 for the twenty-six week period ended February 26, 2011 compared to the twenty-six week period ended February 27, 2010.  The increase is largely attributable to four new Ashley locations opened during fiscal 2010 that were open for the full twenty-six week period in the current year and were not open during the entire corresponding period last year.

Revenue from service contracts from continuing operations increased by 49.7% in the twenty-six week period ended February 26, 2011 to $506,000 from $338,000 for the twenty-six week period ended February 27, 2010.  The increase was primarily attributable to four new Ashley locations opened during fiscal 2010 that were open for the full twenty-six week period in the current year and were not open during the entire corresponding period last year.

Index

Consolidated

Consolidated same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased 12.2% for the twenty-six weeks ended February 26, 2011, compared to the same period ended February 27, 2010.  During the twenty-six weeks ended February 26, 2011, nineteen stores closed, one opened and another relocated.  Total square footage leased for the Jennifer segment decreased by 41,843 square feet or 10.5% as a result of store closings.  Total square footage leased for the Ashley segment remained unchanged.

Cost of Sales

Cost of sales, as a percentage of revenue for the twenty-six week period ended February 26, 2011, was 74.6% compared to 73.2% for the same period ended February 27, 2010.  Cost of sales from continuing operations decreased to $26,321,000 for the twenty-six weeks ended February 26, 2011, from $27,477,000 for the twenty-six weeks ended February 27, 2010.  The increase in the percentage of cost of sales is due to fixed costs being spread over a decreased revenue base.

Cost of sales is comprised of five categories: cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

Cost of sales for the twenty-six weeks ended February 26, 2011 included an increase of $3,557,000 related to our Ashley operating segment, a decrease of $4,701,000 related to our Jennifer operating segment and a decrease of $12,000 for corporate activities.  The increase in the Ashley segment is largely attributable to the opening of five new stores during fiscal 2010, one of which closed August 2010. The decrease in the Jennifer segment is mainly due to the impact of the decrease in revenues as more fully described above and the corresponding decreases in related costs such as cost of merchandise, warehouse expenses and home delivery expenses. The corporate decrease is attributable to lower occupancy costs.

Loss related to service contracts

Effective January 1, 2010, the related company ceased operations and will no longer provide the services previously contracted for by us.  As a matter of customer relations, we have decided to honor the related company’s commitment and pay for and arrange to supply services with respect to previously sold protection services.  Accordingly, during the twenty-six weeks ended February 27, 2010, we recorded a $3,500,000 charge to operations for the estimated cost of supplying future services with respect to the previously sold protection services.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $13,299,000 (37.7% as a percentage of revenue) and $15,081,000 (40.2% as a percentage of revenue) during the twenty-six week periods ended February 26, 2011 and February 27, 2010, respectively.

Selling, general and administrative expenses for the twenty-six week period ended February 26, 2011 includes an increase of $1,214,000 for the Ashley segment, a decrease of $2,676,000 for the Jennifer segment and a decrease of $320,000 related to corporate activities, consisting of compensation, advertising, finance fees and other administrative costs.

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

Index

Compensation expense increased $84,000 during the twenty-six week period ended February 26, 2011 compared to the same period ended February 27, 2010.  Compensation expense decreased by $653,000 for the Jennifer segment, increased $702,000 for the Ashley segment and increased by $35,000 for corporate activities.  The decrease in the Jennifer segment was primarily attributable to the numerous store closings during fiscal 2010 in connection with our plan of reorganization.  The increase for the Ashley segment is largely due to four new Ashley locations opened during fiscal 2010 that were open for the full twenty-six week period in the current year and were not open during the entire corresponding period last year.  Corporate compensation increased due to the termination of voluntary salary reductions by the Chief Executive Officer and Executive Vice President as of December 31, 2009 and the hiring of additional employees to assist in matters related to bankruptcy.

Advertising expense decreased $1,537,000 during the twenty-six week period ended February 26, 2011 compared to the same period ended February 27, 2010.  Advertising expense decreased by $1,865,000 for the Jennifer segment and increased by $328,000 for the Ashley segment.  The decrease in the Jennifer segment is primarily due to the reduction in national advertising costs as a result of closing numerous stores during fiscal 2010 in connection with our plan of reorganization.   The increase for the Ashley segment is largely due to four new Ashley locations opened during fiscal 2010 that were open for the full twenty-six week period in the current year and were not open during the entire corresponding period last year.

Finance fees decreased $12,000 during the twenty-six week period ended February 26, 2011 compared to the same period ended February 27, 2010.  Finance fees decreased by $99,000 for the Jennifer segment and increased $87,000 for the Ashley segment. The decrease in the Jennifer segment is primarily due to the closing of sixty-nine stores during fiscal 2010 and an additional nineteen stores during the twenty-six weeks ended February 26, 2011, and the resulting decline in credit card transactions.  The increase for the Ashley segment is largely due to four new Ashley locations opened during fiscal 2010 that were open for the full twenty-six week period in the current year and were not open during the entire corresponding period last year and the corresponding increase in the number of credit card transactions for this segment during the twenty-six week period ended February 26, 2011.

Other administrative costs decreased $317,000 during the twenty-six week period ended February 26, 2011 compared to the same period ended February 27, 2010.  The Jennifer segment decreased in the amount of $59,000 as a result of savings related to the closing of nineteen stores during the twenty-six week period ended February 26, 2011, reduced by an increase in insurance related fees.  The Ashley segment increased in the amount of $97,000 largely due to four new Ashley locations opened during fiscal 2010 that were open for the full twenty-six week period in the current year and were not open during the entire corresponding period last year.  Corporate activities decreased $355,000 due to a decrease in professional fees.

Reorganization Items, Net

Reorganization items consist of a gain on settlement of liabilities subject to compromise, legal and other professional fees for bankruptcy services and fresh start accounting adjustments. During the twenty -six weeks ended February 26, 2011, we recorded reorganization items from continuing operations of approximately $33,378,000.  Such amount for the twenty-six week period ended February 26, 2011 is comprised of a $16,714,000 gain on settlement of liabilities subject to compromise and fresh start accounting adjustments of $20,161,000.  Also included are charges incurred of approximately $3,497,000 for legal and other professional fees.

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

Index

Income (Loss) from Continuing Operations

The income (loss) from continuing operations was $28,654,000 and $(11,999,000) for the twenty-six week periods ended February 26, 2011 and February 27, 2010, respectively.  This change is primarily attributable to a net reorganization gain resulting from our emergence from bankruptcy.

Income (Loss) from Discontinued Operations

During the twenty-six week period ended February 26, 2011, we closed nineteen stores of which seven were located in New Jersey, five in New York, four in California, one in Connecticut, one in Maryland and one in Virginia. The operating results of these closed stores are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed store from other stores in their respective areas.  During the twenty-six week period ended February 27, 2010, we closed two stores in Arizona, one in California and two in New York.  The operating results of the closed stores in California and New York are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed store from other stores in their respective areas. Income (loss) from discontinued operations amounted to $62,000 and $(1,284,000) for the twenty-six week periods ended February 26, 2011 and February 27, 2010, respectively.

Revenues from the closed stores reported as discontinued operations amounted to $5,000 and $10,936,000 in the twenty-six week periods ended February 26, 2011 and February 27, 2010, respectively.

Net Income (Loss)

Net income (loss) for the twenty-six week period ended February 26, 2011 was $28,716,000, compared to net loss of $(13,283,000) for the twenty-six week period ended February 27, 2010.  The income (loss) from continuing operations for the twenty-six week periods ended February 26, 2011 and February 27, 2010 includes income of $2,290,000 and $548,000, respectively, related to our Ashley segment.

Liquidity and Capital Resources

During our third and fourth quarters of fiscal 2010, we experienced a delay in the receipt of merchandise from our principal supplier, Mengnu, which negatively impacted our revenues. In addition, during such period and thereafter, the credit card processor increased the holdback of certain payments due to us. As a consequence of such events, during May 2010 and thereafter, amounts payable by us to our principal supplier were not paid by their extended due dates. Further, as settlement negotiations progressed with respect to our previously disclosed employment class litigation it became apparent that we would be required to make a $1,300,000 cash payment as part of any such settlement.

Based on the above and other factors, on July 18, 2010, Jennifer Convertibles, Inc. and all of its subsidiaries filed voluntary petitions for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court.  The decision to file for Chapter 11 protection was driven primarily by the lack of financing available to us given the state of the credit markets. We had sought financing alternatives that would allow us to continue operating outside of bankruptcy; however, our Board of Directors determined that a Chapter 11 reorganization, was in our best interests, and the best interests of our customers, creditors, employees, and other interested parties.

Index

On the Confirmation Date, the Bankruptcy Court entered the Confirmation Order, which confirmed our Plan. On the Effective Date, we substantially consummated the Reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.

Pursuant to the terms of the Plan agreed to with Mengnu, which is also our principal creditor, Mengnu (i) owns 90.1% of our new equity securities; (ii) received a $2,638,000, two-year secured note at 4% interest per annum; and (iii) received a $1,879,000, four-year unsecured note at 6% interest per annum.   The remaining 9.9% of the new equity securities is owned by the Litigation Trust. In addition, the Litigation Trust received (i) a $1,400,000, one-year secured note at 3% interest per annum; and (ii) a $950,000, three-year secured note at 5% interest per annum. In exchange for the new equity interests and notes issued, certain claims from both the principal supplier and the other general unsecured creditors have been extinguished. The equity interests were cancelled.

Further, on the Effective Date, the DIP Agreement was refinanced by the Secured Exit Credit Agreement.  The Secured Exit Credit Agreement comprises (i) the LOC Facility, which is a letter of credit backstopped by Mengnu funded by a bank for the benefit of our credit card processor in an amount of $3,000,000 which amount may be increased to an amount not to exceed $5,000,000 at our request and with Mengnu’s consent; and (ii) the Cash Facility, which is the relending of amounts owed by us to Mengnu that accrued, whether due and owing or not, under the DIP Agreement, which was $2,762,000 as of February 22, 2011, less $62,000 which was repaid by us to Mengnu on the Effective Date.

We reached a settlement agreement with the plaintiff in the putative class and FLSA collective action case filed on July 16, 2009 (the “Combs Case”), pursuant to which we agreed to pay the plaintiff $50,000 and further agreed that the plaintiff would have an allowed general unsecured claim of $450,000 in the bankruptcy case.  The settlement agreement was approved by the Bankruptcy Court and the payments and other consideration to be received by plaintiff in settlement of its allowed general unsecured claim was made pro rata in proportion to and in the form of the payments and other consideration received by other general unsecured creditors in the Plan.  As of February 26, 2011, we have paid the $50,000 to the plaintiff. A hearing to consider final approval of the settlement of the Combs Case is currently anticipated to be held in May 2011.

We were a party to a letter agreement with Mengnu pursuant to which Mengnu agreed to provide us with $10,000,000 of debt financing.  On April 13, 2009, we amended and restated the terms of the letter agreement to provide that, effective August 1, 2009, we had up to 150 days to pay for the goods without interest or penalty. On December 10, 2009, Mengnu further amended the terms of the letter agreement extending the terms from 150 days to 180 days. Under the agreement, any amounts due that were not paid within the additional 30 day grace period, would be charged interest at a per annum rate of 2% until payment is made.  Prior to the filing of our voluntary petition for bankruptcy, the amended and restated letter agreement was scheduled to terminate on September 30, 2010.  After review of the terms, and as of July 18, 2010, the petition date, Mengnu continued to supply us goods under the terms of the amended and restated letter agreement. As of February 26, 2011 and August 28, 2010, we owed Mengnu approximately $329,000 (included in accounts payable, trade) and $17,366,000 (included in liabilities subject to compromise), respectively. Subsequent to filing a petition under Chapter 11, we were required to prepay certain vendors, including Mengnu. Currently, we have 90-day terms with Mengnu.

The credit card companies have, for the past several years, paid us shortly after credit card purchases by our customers. However, in light of economic and credit conditions they changed their payment policies.  As of February 26, 2011 and August 28, 2010, the credit card processors held back approximately $451,000 and $3,480,000, respectively.  On January 13, 2010, we entered into a Merchant Agreement and Application (the “Merchant Agreement”) with Renaissance Associates and Merrick Bank Corporation (collectively, the “Bank”), pursuant to which the Bank provides us with certain credit card processing services.  As a result of the Reorganization, the parties to the Merchant Agreement agreed to an amendment on January 13, 2011 that, among other things, requires us to provide the Bank with certain financial information on a weekly and monthly basis and permits the Bank to require us to fund a non-interest bearing chargeback account that the Bank may draw upon for funds that it is owed. As of February 26, 2011, the chargeback account approximates $158,000.

Index

On February 24, 2011, we entered into a retailer program agreement with GE Money Bank (“GE”) to run our private label credit card program. The program will allow qualified customers to finance the purchase of goods and services provided by us.  The financed sales and sold financed receivables are on a non-recourse and we do not retain any interests in or service the sold receivables.  The selling price of the receivables is dependent upon the payment terms with the customer and results in either a payment to or receipt from GE of a percentage of the receivable as a fee.  In connection with the agreement, we provided GE with $500,000 of cash collateral.

We closed nineteen stores, opened one store and relocated one store during the twenty-six weeks ended February 26, 2011. We spent $114,000 for capital expenditures of continuing operations during such twenty-week period and we anticipate capital expenditures approximating $187,000 during the remainder of fiscal 2011 to support existing facilities.

Our recurring losses and negative cash flows from operations over the past several years, together with various events that negatively impacted our liquidity, together with our filing a bankruptcy petition raised substantial doubt as to our ability to continue as a going concern. As a result of our emergence from the Chapter 11 proceedings, we anticipate generating sufficient cash flow from operations to adequately fund operations for the next twelve months.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    Not applicable.

Item 4.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the PEO and PFO have concluded that, as of February 26, 2011, our disclosure controls and procedures were effective in ensuring that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the PEO and PFO, or persons performing similar functions as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our fiscal quarter ended February 26, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1.                      Legal Proceedings.

We reached a settlement agreement with the plaintiff in the Combs Case, pursuant to which we agreed to pay the plaintiff $50,000 and further agreed that the plaintiff would have an allowed general unsecured claim of $450,000 in the bankruptcy case.  The settlement agreement was approved by the Bankruptcy Court and the payments and other consideration to be received by plaintiff in settlement of its allowed general unsecured claim will be made pro rata in proportion to and in the form of the payments and other consideration received by other general unsecured creditors in the Plan.  As of February 26, 2011, we have paid $50,000 to the plaintiff. A hearing to consider final approval of the settlement of the Combs Case is currently anticipated to be held in May 2011.

Item 1A.                   Risk Factors.

The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended August 28, 2010.

Mengnu has the ability to control our operations.

Mengnu owns 901,000 shares, or 90.1%, of our common stock and thus has the ability to control our policies and affairs and the outcome of any action requiring a stockholder vote, including the election of our Board of Directors, the approval of amendments to our amended and restated certificate of incorporation, and the approval of mergers or sales of substantially all of our assets.  The interests of Mengnu in such matters may differ from the interests of our other stockholders in some respects.  In addition, employees and affiliates of Mengnu hold positions with us, including Morris Gebing Zou as Chief Executive Officer and Chairman of the Board, and Yaoxiang Yue as a director.

There is no existing market for our common stock and we do not know if one will develop, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

There is no public market for our common stock issued pursuant to the Plan. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market or how liquid that market might become. If an active trading market does not develop, our stockholders may have difficulty selling any shares of our common stock that they own. This may also make it more difficult for us to raise additional capital.

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court, and investors should not rely on such projections.

The projected financial information that was previously filed with the Bankruptcy Court in connection with the bankruptcy proceedings has not been incorporated by reference into this report. Neither these projections nor the Amended Disclosure Statement should be considered or relied on in connection with the purchase of our new common stock. We were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and the ability to continue operations upon emergence from Chapter 11 bankruptcy proceedings. The projections reflect numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results will vary from those contemplated by the projections for a variety of reasons, including the adoption of fresh-start accounting in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 852 (“ASC 852”), “Reorganizations,” upon our emergence from Chapter 11 bankruptcy proceedings. Further, the projections were limited by the information available to us as of the date of the preparation of the projections. Therefore, variations from the projections may be material, and investors should not rely on such projections.

Index

Because of the adoption of fresh-start accounting and the effects of the transactions contemplated by the Plan, financial information subsequent to February 26, 2011 will not be comparable to financial information prior to February 26, 2011.

Upon our emergence from Chapter 11 bankruptcy proceedings, fresh-start accounting was adopted in accordance with the provisions of ASC 852, pursuant to which our reorganization value was allocated to its assets in conformity with the procedures specified by FASB Accounting Standards Codification 805 (“ASC 805”), “Business Combinations.” The excess of reorganization value over the fair value of tangible and identifiable intangible assets was recorded as goodwill, which is subject to periodic evaluation for impairment. Liabilities, other than deferred taxes, were recorded at the present value of amounts expected to be paid. In addition, under fresh-start accounting, common stock, additional paid in capital, and accumulated deficit of the Predecessor Company were eliminated. The consolidated financial statements also reflect all of the transactions contemplated by the Plan. Accordingly, our consolidated financial statements subsequent to February 26, 2011 will not be comparable to the consolidated financial statements prior to February 26, 2011.

Our emergence from bankruptcy will reduce our net operating losses incurred prior to the emergence from bankruptcy.

The discharge of a debt obligation by a taxpayer in a bankruptcy proceeding for an amount less than its adjusted issue price (as defined for tax purposes) generally creates cancellation of indebtedness income (“CODI”) that is excludable from a taxpayer’s taxable income. Internal Revenue Code Section 382 states that when a corporation that is in bankruptcy undergoes an ownership change, the section 382 limitation does not apply if the shareholders and creditors of the corporation immediately before the ownership change own at least 50% of the vote and value of the corporation after the ownership change (as a result of being shareholders or creditors immediately before the change). Accordingly, the utilization of the remaining net operating loss carryforward should not be subject to an annual limitation. However, as a result of our emergence from bankruptcy we expect to have excludable CODI that will reduce our net operating loss carryforward.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      (Removed and Reserved).

Item 5.                      Other Information.

On April 11, 2011, Rami Abada resigned from his position as Chief Financial Officer of the Company and the Board of Directors appointed him as Chief Operating Officer of the Company.  On April 11, 2011, the Board of Directors appointed Joseph Schillero as Chief Financial Officer and Secretary of the Company.  Mr. Schillero will receive an annual salary of $250,000. Biographical and compensation information with respect to Mr. Abada was included in the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2011 and is incorporated herein by reference.

Prior to his appointment as Chief Financial Officer and Secretary of the Company, Mr. Schillero, age 46, served as controller of the Company from May 2000 to April 11, 2011.  Mr. Schillero graduated from Bryant College with a B.S. in Business Administration and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants

Index

On April 11, 2011, the Company entered into a Warehousing Agreement with Marks & Cohen LLC (“Marks & Cohen”), an entity controlled by Herb Hester Jr., a director of the Company. The Warehousing Agreement is for a term of one year unless terminated earlier by either party upon 30 days notice and provides that in consideration of warehousing fees the Company will provide warehousing services for certain home-furnishing merchandise owned by Marks & Cohen. The material facts as to Mr. Hester’s interest in the transaction were disclosed and known to the Board of Directors and the Company believes the forgoing transaction complies with the requirements of Section 144 of the Delaware General Corporation Law.

Index

Item 6.                      Exhibits.

  (a)           Exhibits filed with this report:

31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Warehousing Agreement by and between Jennifer Convertibles, Inc. and Marks & Cohen LLC dated April 11, 2011.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JENNIFER CONVERTIBLES, INC.

April 12, 2011	By:	/s/ Gebing Morris Zou
Gebing Morris Zou, Chief Executive Officer (Principal Executive Officer)

April 12, 2011	By:	/s/ Joseph Schillero
Joseph Schillero, Chief Financial Officer
(Principal Accounting and Financial Officer)

Index

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

10.1	Warehousing Agreement by and between Jennifer Convertibles, Inc. and Marks & Cohen LLC dated April 11, 2011. *

*  Filed herewith.