Form 10-Q
period 2011-05-28
JENNIFER CONVERTIBLES INC
filed 2011-07-12
CIK 806817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.     Yes ☒     No ☐

As of July 11, 2011, 1,000,000 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES

Index

Part I - Financial Information
Item 1. - Financial Statements (Unaudited)

Consolidated Balance Sheets at May 28, 2011(Successor Company) (Unaudited) and August 28, 2010 (Predecessor Company)	2

Consolidated Statements of Operations (Unaudited) for the thirteen weeks ended May 28, 2011 (Successor Company), twenty-six weeks ended February 26, 2011, and thirteen and thirty-nine weeks ended May 29, 2010 (Predecessor Company)	3

Consolidated Statements of Cash Flows (Unaudited) for the thirteen weeks ended May 28, 2011 (Successor Company), twenty-six weeks ended February 26, 2011 and thirty-nine weeks ended May 29, 2010 (Predecessor Company)	4

Notes to Unaudited Consolidated Financial Statements	5

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. - Quantitative and Qualitative Disclosures About Market Risk
37
Item 4. - Controls and Procedures
37
Part II - Other Information
Item 1. – Legal Proceedings	38
Item 1A. – Risk Factors	38
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3. – Defaults Upon Senior Securities	38
Item 4. – (Removed and Reserved)	38
Item 5. – Other Information	38
Item 6. – Exhibits	39

Signatures	40

Exhibit Index	41

Index

PART I

FINANCIAL INFORMATION

Item 1.             Fnancial Information

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except for share and per share data)

	Successor Company	Predecessor Company
	May 28, 2011
	(Unaudited)	August 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,958	$5,591
Restricted cash	-	99
Accounts receivable	1,750	4,160
Merchandise inventories, net	7,189	8,603
Prepaid expenses and other current assets	1,135	2,086
Total current assets	15,032	20,539

Store fixtures, equipment and leasehold improvements, at cost, net	1,972	2,239
Trademark	7,310	-
Goodwill	11,342	-
Other assets (primarily security deposits)	528	577

	$36,184	$23,355

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable, trade (including $2,673 and $4 to stockholder
and former stockholder, respectively)	$4,054	$1,590
Customer deposits	4,714	5,353
Accrued expenses and other current liabilities	6,784	5,565
Note payable	1,400	-
Deferred rent and allowances - current portion	46	359
Total current liabilities	16,998	12,867

Long-term debt	8,167	-
Deferred rent and allowances, net of current portion	207	1,897
Deferred tax liability	1,255	-
Obligations under capital leases, net of current portion	42	58
	26,669	14,822

Liabilities subject to compromise (including $994 to former stockholder)	-	37,249
Total liabilities	26,669	52,071

Commitments and Contingencies (Note 2 and 18)

Stockholders' Equity (Deficit):
Common stock, par value $.01 per share,
Authorized 12,000,000 shares; issued and outstanding
1,000,000 shares at May 28, 2011	10	-
Additional paid-in capital		-
Predecessor Company:
Preferred stock, par value $.01 per share,
Authorized 1,000,000 shares
Series A Convertible Preferred - issued and outstanding 6,490
shares at August 28, 2010 (liquidation preference $3,245)	-	-
Series B Convertible Preferred - issued and outstanding 47,989
shares at August 28, 2010 (liquidation preference $240)	-	1
Common stock, par value $.01 per share
Authorized 12,000,000 shares; issued 7,073,466
shares at August 28, 2010	-	70
Additional paid-in capital	11,458	29,659
Treasury stock, at cost, 93,579 shares at August 28, 2010	-	(125)
Accumulated deficit	(1,953)	(58,321)
	9,515	(28,716)

	$36,184	$23,355

See Notes to Consolidated Financial Statements

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Successor Company	Predecessor Company
	Thirteen weeks ended	Twenty-six weeks ended	Thirteen weeks ended	Thirty-nine weeks ended
	May 28, 2011	February 27, 2011	May 29, 2010	May 29, 2010
Revenue:
Net sales	$18,106	$33,749	$17,833	$53,474
Revenue from service contracts	882	1,517	948	2,839
Warehouse	17	-	-	-
	19,005	35,266	18,781	56,313

Cost of sales, including store occupancy,
warehousing, delivery and service costs	13,679	26,321	14,010	41,487

Loss related to service contracts	-	-	-	3,500

Selling, general and administrative expenses	6,841	13,299	8,249	23,330

Provision for loss on amounts due from Related Company	-	-	-	3,128

Depreciation and amortization	286	288	192	559
	20,806	39,908	22,451	72,004

Loss from operations	(1,801)	(4,642)	(3,670)	(15,691)

Gain on acquisition of Related Company	-	-	-	23

Interest income	-	2	-	11

Interest expense	(139)	(68)	(3)	(11)

Loss from continuing operations before reorganization items
and income taxes	(1,940)	(4,708)	(3,673)	(15,668)

Reorganization items, net	(4)	33,378	-	-

Income (loss) from continuing operations before income taxes	(1,944)	28,670	(3,673)	(15,668)

Income tax expense	9	16	2	6

Income (loss) from continuing operations	(1,953)	28,654	(3,675)	(15,674)

Income (loss) from discontinued operations (including income (loss) on store closings of $0 and $1 for the thirteen weeks for fiscal 2011 and 2010,
respectively and ($5) for the thirty-nine weeks ended in fiscal 2010)	-	62	(1,100)	(2,384)

Net income (loss)	$(1,953)	$28,716	$(4,775)	$(18,058)

Basic income (loss) per common share:
(Loss) income from continuing operations	$(1.95)	$3.62	$(0.52)	$(2.23)
Income (loss) from discontinued operations	0.00	0.01	(0.16)	(0.34)
Net (loss) income	$(1.95)	$3.63	$(0.68)	$(2.57)

Diluted income (loss) per common share:
(Loss) income from continuing operations	$(1.95)	$3.61	$(0.52)	$(2.23)
Income (loss) from discontinued operations	0.00	0.01	(0.16)	(0.34)
Net (loss) income	$(1.95)	$3.62	$(0.68)	$(2.57)

Weighted average common shares outstanding	1,000,000	6,979,887	6,979,887	7,022,548

Weighted average common shares issuable on conversion of
outstanding Series A participating preferred stock	-	924,500	-	-

Total weighted average common shares basic	1,000,000	7,904,387	6,979,887	7,022,548

Effect of potential common share issuance:
Stock options	-	-	-	-
Warrants	-	-	-	-
Series B convertible preferred stock	-	33,592	-	-

Weighted average common shares diluted	1,000,000	7,937,979	6,979,887	7,022,548

See Notes to Consolidated Financial Statements

Index

JENNIFER CONVERTIBLES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Successor Company	Predecessor Company
	Thirteen weeks ended	Twenty-six weeks ended	Thirty-nine weeks ended
	May 28, 2011	February 27, 2011	May 29, 2010

Cash flows from operating activities:
Net income (loss)	$(1,953)	$28,716	$(18,058)
Adjustments to reconcile net income (loss) to net cash (used in )
provided by operating activities of continuing operations:
Depreciation and amortization	286	288	559
Amortization of other intangibles	245	-	-
Provision for loss on amounts due from Related Company	-	-	3,128
Provision for loss on service contracts	-	-	3,500
Gain on acquisition of Related Company	-	-	(23)
Non cash compensation to consultant	-	-	12
Non cash stock based compensation	35	-	-
(Income) loss from discontinued operations	-	(62)	2,384
(Gain) loss on disposal of equipment	-	(307)	9
Loss on discharge of debt	148	(16,714)	-
Fair value adjustments	-	(20,161)	-
Deferred rent	253	13	317
Changes in operating assets and liabilities:
Merchandise inventories, net	618	796	676
Prepaid expenses and other current assets	201	749	(257)
Accounts receivable	(92)	2,469	(1,508)
Due from Related Company, net	-	-	(682)
Other assets	(27)	16	(11)
Accounts payable, trade	2,465	(610)	8,396
Customer deposits	(1,029)	553	4,296
Accrued expenses and other current liabilities	(1,312)	2,812	(696)
Liabilities subject to compromise	-	(1,635)	-
Net cash (used in) provided by operating activities of continuing operations	(162)	(3,077)	2,042

Cash flows from investing activities:
Capital expenditures	(65)	(114)	(451)
Purchase of business and assets of Related Company	-	-	(525)
Restricted cash	-	99	-
Net cash used in investing activities of continuing operations	(65)	(15)	(976)

Cash flows from financing activities:
Proceeds received from loans	-	2,700	-
Principal payments under capital lease obligations	(9)	(23)	(32)
Net cash provided by (used in) financing activities of continuing operations	(9)	2,677	(32)

Net (decrease) increase in cash and cash equivalents of continuing operations	(236)	(415)	1,034

Net increase (decrease) in cash and cash equivalents of operating activities
of discontinued operations	(15)	33	(2,256)

Net decrease in cash and cash equivalents of investing activities
of discontinued operations	-	-	(26)

Cash and cash equivalents at beginning of period	5,209	5,591	5,609

Cash and cash equivalents at end of period	$4,958	$5,209	$4,361

Supplemental disclosure of cash flow information:

Income taxes paid	$8	$17	$42

Interest paid	$2	$60	$11

Reorganization items paid	$1,282	$2,775	$-

See Notes to Consolidated Financial Statements

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 28, 2011
(In thousands, except for share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:                      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jennifer Convertibles, Inc. and its subsidiaries (the “Company” and the “Successor Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals other than adjustments reflecting the effects of the reorganization plan and applying fresh-start reporting in 2011 and the provision for loss on amounts due from the Related Company (as defined below) in 2010) considered necessary for a fair presentation have been included.

The Company emerged from bankruptcy under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), on February 22, 2011 (the “Effective Date”) and has adopted fresh-start reporting effective February 26, 2011, which is the second quarter period end date. The results of operations from February 22, 2011 through February 26, 2011, do not have a material effect on the financial statements. As a consequence of fresh-start reporting, the Company’s consolidated balance sheets, consolidated results of operations and consolidated cash flows after adopting fresh-start reporting are not comparable with those prior to the fresh start period and, therefore, the consolidated balance sheets and consolidated results of operations and consolidated cash flows have been segregated in the respective consolidated financial statements.  References to the Company as the “Successor Company” and “Predecessor Company” in this Quarterly Report on Form 10-Q pertain to (a) the close of business on February 26, 2011 and thereafter and (b) periods prior thereto, respectively.  See Note 3, “Fresh Start Accounting” for a presentation of the impact of emergence from reorganization and fresh start accounting on the consolidated financial position of the Successor Company and the consolidated results of operations and consolidated cash flows of the Predecessor Company.

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

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 28, 2011
(In thousands, except for share amounts)

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
For the Thirty-Nine Weeks Ended May 28, 2011
(In thousands, except for share amounts)

(b)  Settlement of Unsecured Claims

The Plan provides that each holder of an allowed general unsecured claim (except to the extent such holder agrees to different treatment) is to receive, in full and complete satisfaction, settlement and release of and in exchange for such holder’s allowed general unsecured claim, its pro rata share of (i) the proceeds of a $1,400 one-year secured note, at 3% interest per annum; (ii) the proceeds of a $950, three-year secured note, at 5% interest per annum; (iii) 9.9% of the Successor Company’s New Common Stock (as defined below); and (iv) 70% of the proceeds from the Jennifer Convertibles Litigation Trust (the “Litigation Trust”) described in (d) below.

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

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 28, 2011
(In thousands, except for share amounts)

(c)  Maturities of Long-term Debt

The table below reflects the aggregate maturities of long-term debt outstanding as of May 28, 2011:

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
For the Thirty-Nine Weeks Ended May 28, 2011
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

The financial statements as of the Fresh Start Reporting Date report the results of the Successor Company with no beginning retained earnings or accumulated deficit. Any presentation of the Successor Company represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods presented by the Predecessor Company. The consolidated financial statements for periods ended prior to the Fresh Start Reporting Date do not include the effect of any changes in capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 28, 2011
(In thousands, except for share amounts)

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

Accounting guidance provides for a determination of the reorganization value to be assigned to the assets of the reorganized Company as of a date selected for financial reporting purposes. The Company increased its enterprise value of $21,000 for $16,646 of post-petition, working capital and other liabilities post emergence to determine a reorganization value of $37,646. Under fresh start accounting, the reorganization value was allocated to the Successor Company’s assets and liabilities based on their respective fair values in conformity with the purchase method of accounting for business combinations included in accounting guidance. As of June 3, 2011, independent valuation specialists completed the determination of the fair value of the Company’s fixed assets, trademark and other identifiable intangibles. The Company’s Trademark Usage Agreements were impacted by the adoption of fresh-start accounting and as such have been assessed and determined to have a fair value of $4,200. Accordingly, the valuation ascribed to certain tangible and intangible assets in the consolidated balance sheet as of February 26, 2011 was adjusted based on their valuation. The excess reorganization value over the fair value of identified tangible and intangible net assets was recorded as goodwill. Accordingly, certain adjustments were made to the preliminary allocation as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2011 with an increase of $4,200 to trademarks and a decrease of $100 to liabilities and a corresponding net decrease of $4,300 to goodwill.

The following reconciliation of the Predecessor Company’s consolidated balance sheet as of February 26, 2011 to that of the Successor Company as of February 26, 2011 was prepared with the adjustments that give effect to the reorganization and the adoption of fresh-start accounting as of the Fresh Start Reporting Date.

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 28, 2011
(In thousands, except for share amounts)

	February 26, 2011
	Predecessor	Reorganization	Fresh-Start	Successor
	Company	Adjustments (1)	Adjustments (2)	Company
ASSETS
Current Assets
Cash & cash equivalents	$5,209	$-	$-	$5,209
Accounts receivable	1,658	-	-	1,658
Merchandise inventories, net	7,807	-	-	7,807
Prepaid expenses and other current assets	1,337	-	-	1,337
Total current assets	16,011	-	-	16,011

Store fixtures, equipment and leasehold improvements	2,042	-	-	2,042
Other assets	546	-	-	546
Trademark	-	-	7,460	7,460
Other intangibles	-	-	245	245
Goodwill	-	-	11,342	11,342
	$18,599	$0	$19,047	$37,646

LIABILITIES AND STOCKHOLDERS (DEFICIT) EQUITY
Current Liabilities
Accounts payable, trade	$1,579	$-	$-	$1,579
Customer deposits	5,758	-	-	5,758
Accrued expenses and other current liabilities	8,107	-	(100)	8,007
Note Payable	-	1,400	-	1,400
Deferred rent and allowances - current portion	465	-	(465)	-
Total current liabilities	15,909	1,400	(565)	16,744

Loan payable	2,700	(2,700)	-	-
Long-term debt	-	8,167	-	8,167
Deferred rent and allowances, net of current portion	1,804	-	(1,804)	-
Deferred tax liability	-	-	1,255	1,255
Obligations under capital leases, net of current portion	47	-	-	47
Total liabilities not subject to compromise	20,460	6,867	(1,114)	26,213

Liabilities Subject to Compromise	35,014	(35,014)	-	-
Total liabilities	55,474	(28,147)	(1,114)	26,213

Stockholders (Deficit) Equity
Predecessor - Preferred stock-series A	-	-	-	-
Predecessor - Preferred stock-series B	1	-	(1)	-
Predecessor - Common stock	70	-	(70)	-
Predecessor - Treasury stock	(125)	-	125	-
Predecessor - Additional paid-in capital	29,659	-	(29,659)	-
Successor - Common Stock	-	10	-	10
Successor - Additional paid-in capital	-	11,423	-	11,423
(Accumulated deficit)	(66,480)	16,714	49,766	-
	(36,875)	28,147	20,161	11,433

	$18,599	$0	$19,047	$37,646

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 28, 2011
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

NOTE 4:                      REORGANIZATION ITEMS, NET

Reorganization items consist of expenses and other items directly related to the Company’s bankruptcy filing and related reorganization. Reorganization items consist of the following:

	Thirteen weeks ended	Twenty-six weeks ended
	May 28, 2011	February 27, 2011
	(Successor)	(Predecessor)
(Loss) gain on discharge of debt	$(148)	$16,714
Fair value adjustments	-	20,161
Professional fees and other	144	(3,497)
Total reorganization items, net	$(4)	$33,378

NOTE 5:                      RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, Financial Accounting Standards Board (“FASB”) issued guidance that improves financial reporting by enterprises involved with variable interest entities and addresses, among other matters, constituent concerns about the application of certain key provisions of former guidance, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The pronouncement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this pronouncement in fiscal 2011 has not had an effect on either the Predecessor Company’s or the Successor Company’s consolidated financial statements.

In June 2009, the FASB issued guidance relating to accounting for transfers of financial assets which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The pronouncement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of this pronouncement in fiscal 2011 has not had an effect on either the Predecessor Company’s or the Successor Company’s consolidated financial statements.

In December 2010, the FASB updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The updated guidance is effective for the Company beginning in the first quarter of fiscal 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 28, 2011
(In thousands, except for share amounts)

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for the Company beginning in the fourth quarter of fiscal year 2012. The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

NOTE 6:                      MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and are physically located as follows:

	May 28, 2011	August 28, 2010
	(Successor)	(Predecessor)
Showrooms	$3,978	$4,136
Warehouses	3,211	4,467
	$7,189	$8,603

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

As of December 31, 2009, after the Related Company defaulted on its payment obligations to the Predecessor Company (see Note 8), the Predecessor Company, in order to protect its brand and its customers, entered into an agreement (the “Agreement”) with the Related Company, pursuant to which, effective January 1, 2010, the Related Company ceased operations at the 19 owned stores plus one store which it operated but did not own and the Predecessor Company began operating these stores solely for its own benefit and account.  The Predecessor Company agreed to purchase the inventory in the stores’ showrooms for $635, payable over five months and subject to offset under certain circumstances.  The Agreement allowed the Predecessor Company to evaluate each store location and negotiate with the landlords at such locations for entry into new leases and endeavor to cancel or defer the rent arrearages, which the Related Company advised aggregated approximately $300 as of January 1, 2010. The Predecessor Company agreed to pay no more than $300 to settle the arrearages at all 20 stores and if the arrearages exceed $300, the Related Company agreed to reimburse the Predecessor Company for such excess or such excess would be used to offset the amount the Predecessor Company owed the Related Company for the purchase of the inventory. Other than the rent arrearages, the Predecessor Company did not assume any liabilities of the Related Company.  The Predecessor Company also agreed to offer to employ all store employees previously employed by the Related Company but agreed not to be responsible for any commissions, salary, health or other benefits or other compensation owed them prior to January 1, 2010.  The Predecessor Company agreed to be responsible for the costs of operating the stores on and after January 1, 2010, except with respect to stores vacated by the Predecessor Company.

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 28, 2011
(In thousands, except for share amounts)

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

The transaction has been accounted for as a business combination. The Predecessor Company determined that the fair values of assets acquired exceeded the purchase price by approximately $23, which was recorded as a gain in the consolidated statements of operations for the thirty-nine weeks ended May 29, 2010. The Predecessor Company believes that this bargain purchase resulted from the financial difficulties of the Related Company and its need for cash. The following table presents the estimated fair values of the assets acquired and the liabilities assumed and the gain attributable to the excess of such net assets over the purchase price:

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

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 28, 2011
(In thousands, except for share amounts)

	May 29, 2010
	Thirteen weeks ended	Thirty-nine weeks ended
Revenues	$2,820	$4,054
Operating income (loss)	$(7)	$244

Revenues of the Company from the 20 acquired stores pursuant to an Interim Agreement in effect for the period from November 27, 2009 through December 31, 2009 amounted to $91 and $1,359 for the thirteen and thirty-nine week periods ended May 29, 2010, respectively (see Note 8).

The unaudited pro forma earnings of the Predecessor Company and the acquired stores as though the acquisition date had been as of the beginning of the fiscal 2010 annual reporting period is impracticable to present as the Predecessor Company has been unable to obtain prior financial information as to the results of operations of the acquired stores other than revenue. The unaudited pro forma revenues, after elimination of Predecessor Company revenues from the Related Company, were $62,383 for the thirty-nine week period ended May 29, 2010.

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

NOTE 8:                      TRANSACTIONS WITH THE RELATED COMPANY

Included in the consolidated statements of operations are the following amounts charged by and to the Related Company pursuant to terms of existing agreements for the thirteen and thirty-nine weeks ended May 29, 2010:

	Increase (decrease) to Related Line Item in the Consolidated Statements of Operations
	Thirteen weeks ended	Thirty-nine weeks ended
	May 29, 2010	May 29, 2010
Net Sales:
Royalty income	$-	$22
Warehouse fees	-	455
Delivery charges	-	540
Total charged to the Related Company	$-	$1,017

Revenue from Service Contracts:
Fabric protection fees charged by the Related Company	$-	$(100)

Selling, General and Administrative Expenses:
Administrative fees paid by the Related Company	$-	$(30)
Advertising reimbursement paid by the Related Company	-	(450)
Royalty expense paid to the Related Company	-	100
Net charged to the Related Company	$-	$(380)

In November 2009, the Related Company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to the Predecessor Company as of August 29, 2009 within the 30-day grace period.  As a result thereof, during the thirty-nine weeks ended May 29, 2010, the Predecessor Company provided an allowance for loss of $3,167 related to increases in the receivable from the Related Company principally resulting from transfers of inventory and charges for delivery services, warehousing services and advertising costs during such period.  During December 2009, the Company recovered $39 from the Related Company.  Further, effective as of November 27, 2009, as described below, the Predecessor Company discontinued granting credit to the Related Company and as collectability was not reasonably assured, discontinued recognizing warehousing fee revenue, advertising expense reimbursements and administration fees from the Related Company.  In addition, the Predecessor Company ceased paying royalty fees to the Related Company. In connection with the acquisition described in Note 7, in January 2010, the Predecessor Company wrote off the $4,075 net balance due from the Related Company against the allowance for loss previously provided.

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 28, 2011
(In thousands, except for share amounts)

Pursuant to a Purchasing Agreement, the Predecessor Company purchased merchandise for the Predecessor Company and the Related Company. During the thirteen weeks and thirty-nine weeks ended May 29, 2010, the Related Company, through the Predecessor Company, purchased approximately $0 and $2,574, respectively, of inventory, at cost. On November 25, 2009, the Predecessor Company terminated the Purchasing Agreement.  On December 11, 2009, the Predecessor Company entered into an agreement effective as of November 27, 2009 (the “Interim Agreement”), pursuant to which sales written on or after November 27, 2009 at the stores owned by the Related Company were made on the Predecessor Company’s behalf and the Related Company was entitled to compensation equal to 35% of the sales price of the merchandise (excluding home delivery fees and taxes) for writing such sales. With respect to sales written by the Related Company prior to November 27, 2009, the Related Company was obligated to pay the Predecessor Company for the cost of the merchandise the day prior to the date the merchandise was shipped to the customer. The Related Company was obligated to continue paying for its operational costs, including the costs of its employees at its stores and its store lease costs, and to remit sales taxes on merchandise sold by it. The agreement was terminable by the Predecessor Company upon 24 hours notice. As of December 18, 2009, the Related Company was not in compliance with the Interim Agreement.

Pursuant to the Agreement entered into on December 31, 2009, described in Note 7, all existing agreements between the Related Company and the Predecessor Company were terminated.

NOTE 9:                      SERVICE CONTRACTS

The Related Company was the sole obligor on all lifetime fabric and leather protection plans sold by the Predecessor Company or the Related Company and assumed all performance obligations and risk of loss thereunder.  During the period from January 2009 through November 2009, the Predecessor Company transitioned to an independent outside company, which assumed all performance obligations and risks of any loss under the protection plans for all stores. As a result of the acquisition of the business of the Related Company (see Note 7), effective as of January 1, 2010, the Related Company ceased operations and will no longer provide the services previously contracted for by the Predecessor Company. The Predecessor Company and the Successor Company, as a matter of customer relations, will likely have to pay for and arrange to supply services with respect to previously sold protection services. Accordingly, during fiscal 2010, the Predecessor Company, based on a study utilizing historical claims data, recorded a $3,614 charge to operations, of which $3,500 was recorded during the thirteen-weeks ended February 27, 2010, for the estimated cost of supplying future services with respect to the previously sold protection services.  Claims paid for protection services during fiscal 2010 amounted to $592 resulting in a liability of $3,022 at August 28, 2010, included in accrued expenses and other liabilities.  In connection with the adoption of fresh start accounting the Company determined the fair value of the liability for the estimated cost of supplying future services with respect to the previously sold fabric protection services to be $2,735, which results in a reduction of the liability by $100. Claims paid for protection services during the thirteen weeks ended May 28, 2011, amounted to $83 resulting in a liability of $2,652 on May 28, 2011.

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 28, 2011
(In thousands, except for share amounts)

NOTE 10:                      ACCOUNTS RECEIVABLE

Accounts receivable in the accompanying consolidated balance sheets represent amounts due from credit card processors and a finance company.  Credit card processors paid the Predecessor Company shortly after credit card purchases by customers and before merchandise was delivered.  However, in light of economic and credit conditions they changed their payment policies.  As of May 28, 2011 and August 28, 2010, the credit card processors held back approximately $462 and $3,480, respectively, which is included in accounts receivable.

On January 13, 2010, the Predecessor Company entered into a Merchant Agreement and Application (the “Merchant Agreement”) with Renaissance Associates and Merrick Bank Corporation (collectively, the “Bank”), pursuant to which the Bank provides the Predecessor Company with certain credit card processing services.  As a result of the Reorganization, the parties to the Merchant Agreement agreed to an amendment on January 13, 2011 that, among other things, requires the Successor Company to provide the Bank with certain financial information on a weekly and monthly basis and permits the Bank to require the Successor Company to fund a non-interest bearing chargeback account that the Bank may draw upon for funds that it is owed. As of May 28, 2011, the Bank is not holding any funds in the chargeback account. See Note 2 “Exit Financing” with respect to LOC Facility.

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

NOTE 11:                      TRANSACTIONS WITH PRINCIPAL SUPPLIER AND STOCKHOLDER

The Company’s principal supplier, Mengnu, gave the Predecessor Company up to 180 days to pay for merchandise without interest, and thereafter interest was charged at a per annum rate of 2%. During May 2010, the Predecessor Company exceeded the 180-day terms. Amounts payable to Mengnu for purchases are denominated in U.S. dollars. Subsequent to the Predecessor Company’s filing a petition under Chapter 11, it was required to prepay certain vendors, including Mengnu. As of the Effective Date, the Company has 90-day terms with Mengnu. As of May 28, 2011 and August 28, 2010, Mengnu was owed approximately $2,673 and $17,366, respectively for merchandise purchases.  The amounts owed at August 28, 2010 are included in liabilities subject to compromise. As of August 28, 2010, amounts prepaid for merchandise approximated $362 and are included in prepaid expenses and other currents assets.

NOTE 12:                      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities are as follows:

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 28, 2011
(In thousands, except for share amounts)

	May 28,	August 28,
	2011 (Successor)	2010 (Predecessor)

Estimated claims related to service contracts	$2,652	$3,022
Reorganization costs	1,175	460
Rent	603	232
Payroll and bonuses	533	773
Advertising	509	-
Sales tax	371	169
Accounting	236	255
Insurance	194	162
Interest	145	-
Home delivery	109	77
Warranty	36	36
Franchise and minimum taxes	24	2
Income Taxes	24	16
Freight	11	52
Other	162	309

	$6,784	$5,565

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

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 28, 2011
(In thousands, except for share amounts)

Liabilities subject to compromise of $35,014 at the Effective Date were settled pursuant to the Plan by the issuance of New Common Stock valued at $11,433 and Tranche Notes of $6,867 resulting in a gain on discharging debt of $16,714 included in reorganization items, net in the accompanying statements of operations for the twenty-six week period ended February 26, 2011. During the thirteen weeks ended May 28, 2011, the Company settled certain additional claims resulting in a loss on the discharged debt in the amount of $148 included in reorganization items, net.

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

As of May 28, 2011, the Successor Company has also established a valuation allowance to fully offset the deferred tax asset. In addition, a deferred tax liability of $1,255 related to the indefinite lived trademark has been recorded in connection with adoption of fresh-start reporting (see Note 3).

Minimum and franchise taxes are included in selling, general and administrative expenses for the thirteen week periods ended May 28, 2011 and May 29, 2010, the twenty-six week period ended February 26, 2011 and the thirty-nine week period ended May 29, 2010.  Income tax expense for the thirteen week periods ended May 28, 2011 and May 29, 2010, the twenty-six week period ended February 26, 2011 and the thirty-nine week period ended May 29, 2010 consists principally of state income taxes.  The Company’s annual effective tax rate, which is used for interim reporting purposes, differs from the federal statutory rate principally due to the exclusion from taxable income in fiscal 2011 of the $16,714 gain on discharge of debt and the $20,161 of income from fair value adjustments, in addition to the establishment of a valuation allowance related to deferred tax assets attributable to any net operating loss incurred in the 2011 and 2010 fiscal years.

The Company files federal and various state and local income tax returns.  The 2007 through 2010 tax years remain open for examination by the federal and certain state and local taxing authorities under the normal three-year statute of limitations and the 2006 through 2010 tax years remain open for examination by certain state tax authorities under a four-year statute of limitations.

NOTE 15:                      STOCK OPTIONS

Immediately prior to the Effective Date, there were stock options to purchase 1,798,563 shares of Old Common Stock outstanding representing options granted under plans, which have expired, plus options granted outside plans pursuant to individual stock option agreements, which were cancelled pursuant to the Plan (see Note 2).

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

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 28, 2011
(In thousands, except for share amounts)

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

The fair value of the stock options granted to purchase 80,000 shares of New Common Stock referred to above was $464 on the date of issuance or $11.43 per share.  The fair value of the stock options was determined by utilizing the Black-Scholes option-pricing model with the following assumptions: 66% volatility, five-year expected life, risk-free interest rate of 2.18% and a dividend yield ratio of 0%.  The fair value of 60,000 shares in the amount of $348 will be charged to operations of the Successor Company over the vesting period. The fair value of the 20,000 performance-based stock options will be charged to operations on the date it is probable that the performance goals will be met. The Successor Company recorded $35 of stock-based compensation expense during the thirteen weeks ended May 28, 2011.

There were no stock options granted to employees during the twenty-six week period ended February 27, 2010 and the thirty-nine week period ended May 29, 2010 and there was no employee compensation expense related to stock options or other stock based awards during the periods ended February 26, 2011 and May 29, 2010.

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

During the thirteen-weeks ended May 28, 2011 the Successor Company closed one store in California. The operating results of this closed store are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in the surrounding area. During the thirteen week period ended May 29, 2010, the Company closed two stores in New York, two in California (San Diego territory), two in Nevada, two in New Hampshire, one in Illinois, one in Maryland, one in Massachusetts, and one in Georgia. The operating results of the closed stores in Illinois, New York, Maryland and Massachusetts are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed store from other stores in their respective areas. The operating results of the closed stores in Georgia, New Hampshire, California (San Diego territory), and Nevada are reported in discontinued operations. During the twenty-six weeks ended February 26, 2011, the Predecessor Company closed nineteen stores of which seven were located in New Jersey, five in New York, four in California, one in Connecticut, one in Maryland and one in Virginia. The operating results of these closed stores are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas.  The operating results of the closed stores in California and New York are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas. The operating results of the closed stores in Arizona are reported in discontinued operations.  During the thirty-nine week period ended May 29, 2010, the Predecessor Company closed four stores in New York, three in California (San Diego territory), two in Arizona, two in Nevada, two in New Hampshire, one in Georgia, one in Maryland, one in Massachusetts, and one in Illinois. The operating results of the closed stores in New York, Maryland, Massachusetts, and Illinois are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas. The operating results of the closed stores in Arizona, California (San Diego territory), Georgia, New Hampshire, and Nevada are reported in discontinued operations.

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 28, 2011
(In thousands, except for share amounts)

Revenues from the closed stores reported as discontinued operations amounted to $0 and $4,253 in the thirteen week periods ended May 28, 2011 and May 29, 2010, respectively, $5 in the twenty-six week period ended February 26, 2011 and $15,189 in the thirty-nine week period ended May 29, 2010.

NOTE 17:                      SEGMENT INFORMATION

As of  May 28, 2011, the Predecessor Company operated seventy-two Jennifer specialty furniture stores. On October 27, 2006, the Predecessor Company’s wholly-owned subsidiary, Hartsdale, entered into the Ashley Homestores, Ltd. Trademark Usage Agreement (the “Trademark Usage Agreement”) with Ashley, pursuant to which Hartsdale was granted a five-year nonexclusive, limited sublicense to use the image, technique, design, concept, trademarks and business methods developed by Ashley for the retail sale of Ashley products and accessories.  As of May 28, 2011, the Predecessor Company operated six Ashley Furniture HomeStores of which four were opened  during the year ended August 28, 2010.  On the Effective Date, the Company assumed six Trademark Usage Agreements relating to Ashley locations, one of which is currently in the process of being renewed and five that expire at certain dates between February 2013 and March 2015.

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

The following tables present segment level financial information of the Successor and Predecessor Company for the thirteen week periods ended May 28, 2011 and May 29, 2010, twenty-six week period ended February 26, 2011 and thirty-nine week period ended May 29, 2010:

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 28, 2011
(In thousands, except for share amounts)

	(Successor)	(Predecessor)
	Thirteen weeks	Thirteen weeks	Twenty-six weeks	Thirty-nine weeks
	ended	ended	ended	ended
	May 28, 2011	May 29, 2010	February 26, 2011	May 29, 2010
Revenue:
Jennifer	$12,383	$13,472	$21,618	$42,421
Ashley	6,622	5,309	13,648	13,892
Total Consolidated	$19,005	$18,781	$35,266	$56,313

	(Successor)	(Predecessor)
	Thirteen weeks	Thirteen weeks	Twenty-six weeks	Thirty-nine weeks
	ended	ended	ended	ended
	May 28, 2011	May 29, 2010	February 26, 2011	May 29, 2010
Segment (loss) income from
continuing operations before
reorganization items and
income taxes
Jennifer	$(799)	$(1,927)	$(2,155)	$(10,778	)(a)(b)
Ashley	395	144	878	691
Total for Reportable Segments	$(404)	$(1,783)	$(1,277)	$(10,087)

(a)	Includes $3,500 loss related to service contracts (see Note 9).
(b)	Includes $3,128 loss related to amounts due from Related Company (see Note 8).

Reconciliation:
	(Successor)	(Predecessor)
	Thirteen weeks	Thirteen weeks	Twenty-six weeks	Thirty-nine weeks
	ended	ended	ended	ended
	May 28, 2011	May 29, 2010	February 26, 2011	May 29, 2010
Loss from continuing operations
before reorganization items and
income taxes for reportable
segments	$(404)	$(1,783)	$(1,277)	$(10,087)
Reorganization items, net	(4)	-	33,378	-
Corporate expenses and other	(1,536)	(1,890)	(3,431)	(5,581)
Income (loss) from continuing
operations before income taxes	(1,944)	(3,673)	$28,670	(15,668)

	May 28,	August 28,
	2011 (Successor)	2010 (Predecessor)
Total Assets:
Jennifer (b) (c)	$16,452	$11,784
Ashley (b) (c)	14,923	5,658
Corporate (a)	4,809	5,913
Total Consolidated	$36,184	$23,355

Index

JENNIFER CONVERTIBLES, INC. AND SUBSIDIARIES
For the Thirty-Nine Weeks Ended May 28, 2011
(In thousands, except for share amounts)

(a)
Corporate assets consist primarily of cash and cash equivalents and prepaid expenses and other current assets at May 28, 2011.  Corporate assets consist primarily of cash and cash equivalents, restricted cash and prepaid expenses and other current assets at August 28, 2010.

(b)	Includes $5,232 and $6,110 of goodwill assigned to the Jennifer and Ashley segments, respectively.
(c)	Includes $3,260 (non-amortizing) and $4,050 of trademark, net of amortization in the amount of $150 for Jennifer and Ashley segments, respectively, at May 28, 2011.

NOTE 18:                      LITIGATION

The Predecessor Company reached a settlement agreement with the plaintiff in the putative class and FLSA collective action case filed on July 16, 2009 (the “Combs Case”), pursuant to which the Company agreed to pay the plaintiff $50 and further agreed that the plaintiff would have an allowed general unsecured claim of $450 in the bankruptcy case.  The settlement agreement was preliminarily approved by the Bankruptcy Court on January 28, 2011.  As of the date hereof, the $50 was paid to the plaintiff.  On May 27, 2011, the Bankruptcy Court granted final approval of the settlement agreement.  The payments and other consideration to be received by plaintiff in settlement of its allowed general unsecured claim will be made pro rata in proportion to and in the form of the payments and other consideration received by other general unsecured creditors in the Plan.

NOTE 19:                      OTHER

On April 11, 2011, the Company entered into a Warehousing Agreement with Marks & Cohen LLC (“Marks & Cohen”), an entity controlled by Herb Hester Jr., a director of the Company. The Warehousing Agreement is for a term of one year unless terminated earlier by either party upon 30 days notice and provides that in consideration of warehousing fees the Company will provide warehousing and distribution services for certain home-furnishing merchandise owned by Marks & Cohen. In accordance with the terms of the agreement, the Company received $17 during the thirteen weeks ended May 28, 2011, which is included in revenue in the accompanying statement of operations for such period.

Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

Forward-Looking Information

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended.  These statements involve known and unknown risks and uncertainties that may cause our actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the risk factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 28, 2010, as filed with the Securities and Exchange Commission (“SEC”) and Item 1A in Part II of  our subsequently-filed Quarterly Report on Form 10-Q.  In addition to statements that explicitly describe such risks and uncertainties, investors are urged to consider statements labeled with the terms “believes,” “belief,” “expects,” “intends,” “plans” or “anticipates” to be uncertain and forward-looking.

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

Chapter 11 Proceedings and Reorganization

On July 18, 2010, Jennifer Convertibles, Inc. and all of its subsidiaries filed voluntary petitions for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On February 9, 2011 (the “Confirmation Date”), the Bankruptcy Court entered the Findings of Fact, Conclusions of Law and Order Confirming the Amended Joint Chapter 11 Plan of Reorganization of Jennifer Convertibles, Inc. and its Affiliated Debtors (the “Confirmation Order”), which confirmed our Second Amended Joint Chapter 11 Plan of Reorganization for Jennifer Convertibles, Inc. and its Affiliated Debtors, dated January 24, 2011 (as confirmed, the “Plan”). On February 22, 2011 (the “Effective Date”), we substantially consummated our reorganization (the “Reorganization”) through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.

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

Index

As a result of an agreement with the formerly affiliated related company (the “Related Company”) (as described below) effective January 1, 2010, we operate 20 stores previously operated by the Related Company, including one store that it did not own (the “Acquired Stores”).  As part of the acquisition, as more fully described in Note 7 to the consolidated financial statements herein, five of the 20 Acquired Stores purchased from the Related Company that shared a common wall with a store owned by us were combined with our respective stores for operational purposes (“Combined Stores”). As of January 1, 2010, the results of the operations of the Acquired Stores are included in our consolidated financial statements, and are reflected in the Jennifer reportable segment.

Fresh Start Accounting

We adopted fresh start accounting and reporting effective the close of business on February 26, 2011 (the “Fresh Start Reporting Date”), in accordance with accounting guidance. We were required to adopt fresh start accounting and reporting as of the Effective Date. However, in light of the proximity of that date to our second quarter accounting period close immediately after the Effective Date, which was February 26, 2011, as well as the results of a materiality assessment as more fully discussed in Note 3 to the consolidated financial statements, we elected to adopt fresh start accounting and reporting effective as the close of business on February 26, 2011.

The financial statements as of the Fresh Start Reporting Date report the results of the Successor Company (as defined below) with no beginning retained earnings or accumulated deficit. Any presentation of the Successor Company represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods presented by the Predecessor Company (as defined below). The consolidated financial statements for periods ended prior to the Fresh Start Reporting Date do not include the effect of any changes in capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.  Accordingly, the consolidated financial statements for the reporting entity subsequent to the Effective Date (the “Successor Company”) are not comparable to the consolidated financial statements for the reporting entity prior to the Effective Date (the “Predecessor Company”).

Combined Pro forma Financial Results of Predecessor and Successor

For purposes of management’s discussion and analysis of the results of operations in this Quarterly Report on Form 10-Q, we combined the results of operations for the period from August 29, 2010 to February 26, 2011 of the Predecessor Company with the period from February 26, 2011 to May 28, 2011 of the Successor Company. We then compared the combined pro forma results of operations for the thirty-nine weeks ended May 28, 2011 with the corresponding periods in the prior year, although the operations of the Successor Company is not a direct comparison with the performance of the predecessor Company for prior respective period.

We believe the combined pro forma results of operations for the thirty-nine weeks ended May 28, 2011 provide management and investors with some meaningful perspective on our ongoing financial and operational performance and trends. Similarly, we combined the financial results of the Predecessor Company and the Successor Company when discussing our sources and uses of cash for the thirty-nine weeks ended May 28, 2011.

Index

Results of Operations

The following is a summary of operating results for the thirteen and thirty-nine weeks ended May 28, 2011 and May 29, 2010. See the consolidated statement of operations in Item 1 for the predecessor period from August 29, 2010 to February 26, 2011 and the successor period from February 26, 2011 to May 28, 2011, which have been combined to form the thirty-nine weeks ended May 28, 2011.

					Pro forma
	Thirteen weeks ended				Thirty-nine weeks ended
	Successor	Predecessor			Combined	Predecessor
(Dollars in thousands)	May 28, 2011	May 29,2010	Variance in Dollars	Variance in Percent	May 28, 2011	May 29,2010	Variance in Dollars	Variance in Percent

Total revenues	$19,005	$18,781	$224	1.2%	$54,271	$56,313	$(2,042)	-3.6%

Cost of sales	13,679	14,010	(331)	-2.4%	40,000	41,487	(1,487)	-3.6%

Selling, general and administrative expenses	6,841	8,249	(1,408)	-17.1%	20,140	23,330	(3,190)	-13.7%

Reorganization items, net	(4)	-	(4)	-100%	33,374	-	33,374	100%

Income (loss) from continuing operations	(1,953)	(3,675)	(1,722)	-46.9%	26,701	(15,674)	42,375	270.4%

Income (loss) from discontinued operations	-	(1,100)	1,100	100%	62	(2,384)	2,446	102.6%

Net income (loss)	(1,953)	(4,775)	(2,822)	-59.1%	26,763	(18,058)	44,821	248.2%

The following table sets forth, for the periods indicated, the percentage of consolidated revenue from continuing operations contributed by each class:

	Thirteen weeks	Thirteen weeks	Twenty-six weeks	Thirty-nine weeks
	ended	ended	ended	ended
	Successor	Predecessor	Predecessor	Predecessor
	May 28, 2011	May 29, 2010	February 26, 2011	May 29, 2010
Merchandise Sales – net	83.3%	82.5%	83.8%	81.1%
Home Delivery Income	12.0%	12.5%	11.8%	12.1%
Charges to the Related Company	0.0%	0.0%	0.0%	1.8%
Net Sales	95.3%	95.0%	95.6%	95.0%

Revenue from Service Contracts	4.6%	5.0%	4.4%	5.0%
Warehouse	0.1%	0.0%	0.0%	0.0%

Total Revenue	100.0%	100.0%	100.0%	100.0%

Index

Thirteen Weeks Ended May 28, 2011 Compared to Thirteen Weeks Ended May 29, 2010

Revenue

Jennifer Segment

Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Net sales from continuing operations were $11,751,000 and $12,727,000 for the thirteen-week periods ended May 28, 2011 and May 29, 2010, respectively.  Net sales from continuing operations decreased by 7.7%, or $976,000 for the thirteen-week period ended May 28, 2011 compared to the thirteen-week period ended May 29, 2010. Approximately $898,000 of the net sales decrease was attributable to the closing of unprofitable stores during fiscal 2011 and 2010 in connection with our reorganization.  The decrease in net sales also reflects a decline in overall demand within the furniture industry sector due to a poor housing market and an overall weak U.S. economy.

Revenue from service contracts from continuing operations decreased by 17.4% in the thirteen-week period ended May 28, 2011 to $615,000, from $745,000 for the thirteen-week period ended May 29, 2010.  The decrease is primarily attributable to fewer merchandise sales during the thirteen-week period ended May 28, 2011, compared to the same period ended May 29, 2010.  Approximately $44,000 of the decrease in revenue from service contracts from continuing operations was attributable to the closing of unprofitable stores during fiscal 2011 and 2010 in connection with our plan of reorganization.

Ashley Segment

Net sales from continuing operations were $6,355,000 and $5,106,000 for the thirteen-week periods ended May 28, 2011 and May 29, 2010, respectively.  Net sales from continuing operations increased by 24.5%, or $1,249,000 for the thirteen-week period ended May 28, 2011 compared to the thirteen-week period ended May 29, 2010.  The increase is largely attributable to four new Ashley locations in fiscal 2010 open for the full thirteen-week period this year that were not open during the entire same thirteen-week period last year.

Revenue from service contracts from continuing operations increased by 31.5% in the thirteen-week period ended May 28, 2011 to $267,000 from $203,000 for the thirteen-week period ended May 29, 2010.  The increase was primarily attributable to greater merchandise sales during the thirteen-week period ended May 28, 2011.

Consolidated

Consolidated same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) increased 8.7% for the thirteen weeks ended May 28, 2011, compared to the same period ended May 29, 2010.  Total square footage leased for the Jennifer segment increased by 8,776 square feet or 2.5% during the thirteen weeks ended May 28, 2011 as a result of three store openings, offset by one store closing as compared to the February 26, 2011.  There was no change in total square footage leased for the Ashley segment during the thirteen weeks ended May 28, 2011.

Cost of Sales

Cost of sales, as a percentage of revenue for the thirteen-week period ended May 28, 2011, was 72.0% compared to 74.6% for the same period ended May 29, 2010.  Cost of sales from continuing operations decreased to $13,679,000 for the thirteen weeks ended May 28, 2011 from $14,010,000 for the thirteen weeks ended May 29, 2010. The decrease in the percentage of cost of sales is due mainly to lower occupancy costs, offset by amortization expense of $245,000 for an identified intangible asset related to the order backlog at February 26, 2011.

Index

Cost of sales is comprised of five categories: cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

Cost of sales for the thirteen weeks ended May 28, 2011 included an increase of $929,000 related to our Ashley operating segment, a decrease of $1,221,000 related to our Jennifer operating segment and a decrease of $40,000 for corporate activities.  The increase in the Ashley segment is largely attributable to the opening of five new stores during fiscal 2010, one of which closed in August 2010. The decrease in the Jennifer segment is mainly due to the impact of the decrease in revenues as more fully described above and the corresponding decreases in related costs, such as cost of merchandise, warehouse expenses and home delivery expenses. The decrease in cost of sales for corporate activities is attributable to lower occupancy costs.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $6,841,000 (36.0% as a percentage of revenue) and $8,249,000 (43.9% as a percentage of revenue) during the thirteen-week periods ended May 28, 2011 and May 29, 2010, respectively.

The decrease in selling, general and administrative expenses for the thirteen-week period ended May 28, 2011 comprises a decrease of $8,000 for the Ashley segment, a decrease of $948,000 for the Jennifer segment and a decrease of $452,000 related to corporate activities, consisting of compensation, advertising, finance fees and other administrative costs.

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

Compensation expense decreased $256,000 during the thirteen-week period ended May 28, 2011 compared to the same period ended May 29, 2010.  Compensation expense decreased by $212,000 for the Jennifer segment, increased $158,000 for the Ashley segment and decreased by $202,000 for corporate activities.  The decrease in the Jennifer segment was primarily attributable to the numerous store closings during fiscal 2010 in connection with our plan of reorganization.  The increase for the Ashley segment is largely due to the opening of four new locations during fiscal 2010, one of which was open for the full thirteen-week period in the current year but not open during the entire thirteen-week period last year.  Corporate compensation decreased due to salary reductions in management and the impact of changes in senior management.

Advertising expense decreased $878,000 during the thirteen-week period ended May 28, 2011 compared to the same period ended May 29, 2010.  Advertising expense decreased by $726,000 for the Jennifer segment and decreased by $152,000 for the Ashley segment.  The decrease for the Jennifer segment is primarily due to the reduction in national advertising costs as a result of closing numerous stores during fiscal 2010 in connection with our plan of reorganization, as well as an overall decrease in regional newspaper and television advertising for the segment.  The decrease for the Ashley segment is largely due to an increase in co-operative advertising campaigns with other Ashley Homestore owners in the New York/ New Jersey region during the thirteen-week period ended May 28, 2011 as compared to the same period ended May 29, 2010.

Finance fees increased $11,000 during the thirteen-week period ended May 28, 2011 compared to the same period ended May 29, 2010.  Finance fees decreased by $8,000 for the Jennifer segment and increased $19,000 for the Ashley segment.  The decrease in the Jennifer segment is primarily due to the closing of sixty-nine stores during fiscal 2010 and an additional twenty stores during fiscal 2011, and the resulting decline in credit card transactions.  The increase for the Ashley segment can be attributed to the opening of four new locations during fiscal 2010, one of which was open for the full thirteen-week period in the current year but not open during the entire thirteen-week period in the prior year, and the corresponding increase in the number of credit card transactions for this segment.

Index

Other administrative costs decreased $285,000 during the thirteen-week period ended May 28, 2011 compared to the same period ended May 29, 2010.   Other administrative costs decreased by $2,000 for the Jennifer segment as a result of savings related to the closing of twenty stores during the thirty-nine week period ended May 28, 2011, offset by an increase in insurance related fees.  Other administrative costs decreased by $33,000 for the Ashley segment due to the decrease in the showroom and store supplies related to the opening of new stores in the prior year. Other administrative costs decreased by $250,000 for corporate activities due to a decrease in professional fees.

Depreciation and Amortization

In connection with our reorganization the accounting guidance provides for a determination of the reorganization value to be assigned to the assets of our reorganized company as of a date selected for financial reporting purposes. As of June 3, 2011, independent valuation specialists completed the determination of the fair value of our fixed assets, trademark and other identifiable intangibles.  Accordingly, the value ascribed to our Trademark Usage Agreements with Ashley Homestores, Ltd. was $4,200,000 at February 26, 2011.  During the thirteen-week period ended May 28, 2011 we incurred a charge of $150,000 for amortization related to the expected useful life of these agreements.

Reorganization Items, Net

Reorganization items consist of gains and losses on settlement of liabilities subject to compromise, legal and other professional fees for bankruptcy services and fresh start accounting adjustments. During the thirteen weeks ended May 28, 2011, we recorded a loss on reorganization items from continuing operations of approximately $4,000.  Such amount for the thirteen week period ended May 28, 2011 is comprised of a $148,000 loss on settlement of liabilities subject to compromise and a $144,000 gain on the final allowance of compensation for legal and other professional fees as approved by the Bankruptcy Court.

Loss from Continuing Operations

The loss from continuing operations was $1,953,000 and $3,675,000 for the thirteen-week periods ended May 28, 2011 and May 29, 2010, respectively. During the thirteen-week period ended May 28, 2011, existing stores generated greater revenue due in part to the availability of deferred financing which was not offered in the thirteen-week period ended May 29, 2010. In addition, the Ashley segment generated higher revenues as discussed more fully above. Further, we experienced lower fixed and other costs resulting from the closure of unprofitable stores.  The loss from continuing operations for the thirteen-week periods ended May 28, 2011 and May 29, 2010 includes income of $379,000 and $144,000, respectively, related to our Ashley segment.

Income (Loss) from Discontinued Operations

During the thirteen week period ended May 28, 2011, we closed one store located in California.  The operating result of this closed store is recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed store from other stores in the surrounding area.  During fiscal 2010, we closed two stores in New York, two in California (San Diego territory), two in Nevada, two in New Hampshire, one in Illinois, one in Maryland, one in Massachusetts, and one in Georgia. The operating results of the closed stores in Illinois, New York, Maryland and Massachusetts are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed store from other stores in their respective areas. The operating results of the closed stores in Georgia, New Hampshire, California (San Diego territory), and Nevada are reported in discontinued operations.  Income (loss) from discontinued operations amounted to $0 and ($1,100,000) for the thirteen-week periods ended May 28, 2011 and May 29, 2010, respectively.

Index

Revenues from the closed stores reported as discontinued operations amounted to $0 and $4,253,000 in the thirteen-week periods ended May 28, 2011 and May 29, 2010, respectively.

Net Loss

Net loss for the thirteen-week periods ended May 28, 2011 and May 29, 2010 was $1,953,000 and $4,775,000, respectively.

Index

Pro forma Thirty-nine Weeks Ended May 28, 2011 Compared to Thirty-nine Weeks Ended May 29, 2010

Revenue

Jennifer Segment

Sales and delivery fees paid by customers are recognized as revenue upon delivery of the merchandise to the customer. Net sales from continuing operations were $32,358,000 and $40,123,000 for the thirty-nine week periods ended May 28, 2011 and May 29, 2010, respectively.  Net sales from continuing operations decreased by 19.4%, or $7,765,000 for the thirty-nine week period ended May 28, 2011 compared to the thirty-nine-week period ended May 29, 2010.  Approximately $7,202,000 of the net sales decrease was attributable to the closing of unprofitable stores during fiscal 2011 and 2010 in connection with our reorganization.  The decrease in net sales also reflects a decline in overall demand within the furniture industry sector due to a poor housing market and an overall weak U.S. economy.  Further, the lack of private label customer financing from January 2009 through February 2011 has negatively impacted our written sales at a time during which personal credit lines and limits have been tightened. Net sales from continuing operations for the thirty-nine week period ended May 28, 2011 and May 29, 2010 included net sales from the Acquired Stores, exclusive of the Combined Stores, of $6,749,000 and $3,847,000, respectively.  Net sales from continuing operations for the Combined Stores was $4,562,000 and $4,167,000 for the thirty-nine week periods ended May 28, 2011 and May 29, 2010, respectively.  In addition, net sales from continuing operations for the thirty-nine week period ended May 29, 2010 included $1,283,000 in connection with an interim agreement between us and the Related Company prior to our acquisition of the Acquired Stores (the “Interim Agreement”).

Revenue from service contracts from continuing operations decreased by 29.2% in the thirty-nine week period ended May 28, 2011 to $1,626,000, from $2,298,000 for the thirty-nine week period ended May 29, 2010.  The decrease is primarily attributable to fewer merchandise sales during the thirty-nine week period ended May 28, 2011, compared to the same period ended May 29, 2010. Approximately $419,000 of the decrease in revenue from service contracts from continuing operations was attributable to the closing of unprofitable stores in fiscal 2011 and 2010 in connection with our plan of reorganization.  Revenue from service contracts from continuing operations for the thirty-nine week period ended May 28, 2011 and May 29, 2010 included revenues from Acquired Stores, exclusive of the Combined Stores, of $273,000 and $207,000, respectively.  Revenue from service contracts from continuing operations for the Combined Stores was $214,000 and $243,000 for the thirty-nine week period ended May 28, 2011 and May 29, 2010, respectively. In addition, revenue from service contracts from continuing operations for the thirty-nine week period ended May 29, 2010 included $76,000 in connection with the Interim Agreement.

Ashley Segment

Net sales from continuing operations were $19,497,000 and $13,351,000 for the thirty-nine week periods ended May 28, 2011 and May 29, 2010, respectively.  Net sales from continuing operations increased by 46.0%, or $6,146,000 for the thirty-nine week period ended May 28, 2011 compared to the thirty-nine week period ended May 29, 2010.  The increase is largely attributable to four new Ashley locations opened during fiscal 2010 that were open for the full thirty-nine week period in the current year and were not open during the entire corresponding period last year.

Revenue from service contracts from continuing operations increased by 42.9% in the thirty-nine week period ended May 28, 2011 to $773,000 from $541,000 for the thirty-nine week period ended May 29, 2010.  The increase was primarily attributable to greater merchandise sales during the thirteen-week period ended May 28, 2011.

Consolidated

Consolidated same store sales from continuing operations (sales at those stores open for the entire current and prior comparable periods) decreased 5.1% for the thirty-nine weeks ended May 28, 2011, compared to the same period ended May 29, 2010.  During the thirty-nine weeks ended May 28, 2011, we closed twenty stores, opened three stores and relocated one store as compared to August 28, 2010.  Total square footage leased for the Jennifer segment decreased by 33,067 square feet, or 8.3%, as a result of store closings.  Total square footage leased for the Ashley segment remained unchanged.

Index

Cost of Sales

Cost of sales, as a percentage of revenue for the thirty-nine week period ended May 28, 2011 and May 29, 2010 was  73.7% for both periods.  Cost of sales from continuing operations decreased to $40,000,000 for the thirty-nine weeks ended May 28, 2011, from $41,487,000 for the thirty-nine weeks ended May 29, 2010.

Cost of sales is comprised of five categories: cost of merchandise, occupancy costs, warehouse expenses, home delivery expenses and warranty costs.

Cost of sales for the thirty-nine weeks ended May 28, 2011 included an increase of $4,485,000 related to our Ashley operating segment, a decrease of $5,921,000 related to our Jennifer operating segment and a decrease of $51,000 for corporate activities.  The increase in the Ashley segment is largely attributable to the opening of five new stores during fiscal 2010, one of which closed August 2010. The decrease in the Jennifer segment is mainly due to the impact of the decrease in revenues as more fully described above and the corresponding decreases in related costs, such as cost of merchandise, warehouse expenses and home delivery expenses. The decrease in cost of sales for corporate activities is attributable to lower occupancy costs.

Loss related to service contracts

Effective January 1, 2010, the Related Company ceased operations and will no longer provide the services previously contracted for by us.  As a matter of customer relations, we have decided to honor the Related Company’s commitment and pay for and arrange to supply services with respect to previously sold fabric and leather protection services.  Accordingly, during the thirty-nine weeks ended May 29, 2010, we recorded a $3,500,000 charge to operations for the estimated cost of supplying future services with respect to the previously sold protection services.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations were $20,140,000 (37.1% as a percentage of revenue) and $23,330,000 (41.4% as a percentage of revenue) during the thirty-nine week periods ended May 28, 2011 and May 29, 2010, respectively.

Selling, general and administrative expenses for the thirty-nine week period ended May 28, 2011 includes an increase of $1,206,000 for the Ashley segment, a decrease of $3,624,000 for the Jennifer segment and a decrease of $772,000 related to corporate activities, consisting of compensation, advertising, finance fees and other administrative costs.

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

Compensation expense decreased $172,000 during the thirty-nine week period ended May 28, 2011 compared to the same period ended May 29, 2010.  Compensation expense decreased by $865,000 for the Jennifer segment, increased $860,000 for the Ashley segment and decreased by $167,000 for corporate activities.  The decrease in the Jennifer segment was primarily attributable to the numerous store closings during fiscal 2010 in connection with our plan of reorganization.  The increase for the Ashley segment is largely due to four new Ashley locations opened during fiscal 2010 that were open for the full thirty-nine week period in the current year and were not open during the entire corresponding period last year.  Corporate compensation decreased due to salary reductions in management and the impact of changes in senior management.

Index

Advertising expense decreased $2,415,000 during the thirty-nine week period ended May 28, 2011 compared to the same period ended May 29, 2010.  Advertising expense decreased by $2,591,000 for the Jennifer segment and increased by $176,000 for the Ashley segment.  The decrease in the Jennifer segment is primarily due to the reduction in national advertising costs as a result of closing numerous stores during fiscal 2010 in connection with our plan of reorganization.  The increase for the Ashley segment is largely due to four new Ashley locations opened during fiscal 2010 that were open for the full thirty-nine week period in the current year that were not open during the entire corresponding period last year, which was partially offset by an increase in co-operative advertising campaigns with other Ashley Homestore owners in the New York/ New Jersey region.

Finance fees decreased $1,000 during the thirty-nine week period ended May 28, 2011 compared to the same period ended May 29, 2010.  Finance fees decreased by $107,000 for the Jennifer segment and increased $106,000 for the Ashley segment. The decrease in the Jennifer segment is primarily due to the closing of sixty-nine stores during fiscal 2010 and an additional twenty stores during the thirty-nine weeks ended May 28, 2011, and the resulting decline in credit card transactions.  The increase for the Ashley segment is largely due to four new Ashley locations opened during fiscal 2010 that were open for the full thirty-nine week period in the current year that were not open during the entire corresponding period last year and the corresponding increase in the number of credit card transactions for this segment during the thirty-nine week period ended May 28, 2011.

Other administrative costs decreased $602,000 during the thirty-nine week period ended May 28, 2011 compared to the same period ended May 29, 2010.   Other administrative costs decreased by $61,000 for the Jennifer segment as a result of savings related to the closing of twenty stores during the thirty-nine week period ended May 28, 2011, reduced by an increase in insurance related fees.  Other administrative costs increased by $64,000 for the Ashley segment largely due to four new Ashley locations opened during fiscal 2010 that were open for the full thirty-nine week period in the current year and were not open during the entire corresponding period last year.  Other administrative costs decreased by $605,000 for corporate activities due to a decrease in professional fees.

Reorganization Items, Net

Reorganization items consist of a gain on settlement of liabilities subject to compromise, legal and other professional fees for bankruptcy services and fresh start accounting adjustments. During the thirty-nine weeks ended May 28, 2011, we recorded reorganization items from continuing operations of approximately $33,374,000.  Such amount for the thirty-nine week period ended May 28, 2011 is comprised of a $16,566,000 gain on settlement of liabilities subject to compromise and fresh start accounting adjustments of $20,161,000.  Also included are charges incurred of approximately $3,353,000 for legal and other professional fees.

Provision for Loss on Amounts Due From the Related Company

During the year ended August 29, 2009, the Related Company failed to make payment in full of the amount due by the required due date in five instances. The shortfalls were paid off in full during the permitted grace period no later than 22 days after the original due date, including interest at the rate of 9% per annum.  In November 2009, the Related Company defaulted on its payment obligation by not paying the remaining outstanding balance of the receivable due to us as of August 29, 2009 within the 30-day grace period.  As a result thereof, we provided an allowance for loss of $947,000 as of August 29, 2009, representing the net balance due from the related company as of such date after giving effect to subsequent payments received.  During the thirty-nine week period ended May 29, 2010, we provided an additional allowance for loss of $3,167,000 related to increases in the receivable from the Related Company principally resulting from transfers of inventory and charges for delivery services, warehousing services and advertising costs during such period.  During December 2009, we recovered $39,000 from the Related Company.

Index

Income (Loss) from Continuing Operations

The income (loss) from continuing operations was $26,701,000 and $(15,674,000) for the thirty-nine week periods ended May 28, 2011 and May 29, 2010, respectively.  This change is primarily attributable to a net reorganization gain resulting from our emergence from bankruptcy during the twenty-six week period ended February 26, 2011.

Income (Loss) from Discontinued Operations

During the thirty-nine week period ended May 28, 2011, we closed twenty stores of which seven were located in New Jersey, five in New York, five in California, one in Connecticut, one in Maryland and one in Virginia. The operating results of these closed stores are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed store from other stores in their respective areas.  During the thirty-nine week period ended May 29, 2010, we closed four stores in New York, three in California (San Diego territory), two in Arizona, two in Nevada, two in New Hampshire, one in Georgia, one in Maryland, one in Massachusetts, and one in Illinois. The operating results of the closed stores in New York, Maryland, Massachusetts, and Illinois are recorded in continuing operations based on management’s judgment that there will be significant continuing sales to customers of the closed stores from other stores in their respective areas. The operating results of the closed stores in Arizona, California (San Diego territory), Georgia, New Hampshire, and Nevada are reported in discontinued operations. Income (loss) from discontinued operations amounted to $62,000 and $(2,384,000) for the thirty-nine week periods ended May 28, 2011 and May 29, 2010, respectively.

Revenues from the closed stores reported as discontinued operations amounted to $5,000 and $15,189,000 in the thirty-nine week periods ended May 28, 2011 and May 29, 2010, respectively.

Net Income (Loss)

Net income for the thirty-nine week period ended May 28, 2011 was $26,763,000, compared to net loss of $(18,058,000) for the thirty-nine week period ended May 29, 2010.  The income (loss) from continuing operations for the thirty-nine week periods ended May 28, 2011 and May 29, 2010 includes income of $2,669,000 and $691,000, respectively, related to our Ashley segment.

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

Index

Pursuant to the terms of the Plan agreed to with Mengnu, which is also our principal creditor, Mengnu (i) owns 90.1% of our new equity securities; (ii) received a $2,638,000, two-year secured note at 4% interest per annum; and (iii) received a $1,879,000, four-year unsecured note at 6% interest per annum.   The Litigation Trust owns the remaining 9.9% of the new equity securities. In addition, the Litigation Trust received (i) a $1,400,000, one-year secured note at 3% interest per annum; and (ii) a $950,000, three-year secured note at 5% interest per annum. In exchange for the new equity interests and notes issued, certain claims from both the principal supplier and the other general unsecured creditors have been extinguished. The equity interests were cancelled.

Further, on the Effective Date, the Secured Exit Credit Agreement refinanced the DIP Agreement.  The Secured Exit Credit Agreement comprises (i) the LOC Facility, which is a letter of credit backstopped by Mengnu funded by a bank for the benefit of our credit card processor in an amount of $3,000,000 which amount may be increased to an amount not to exceed $5,000,000 at our request and with Mengnu’s consent; and (ii) the Cash Facility, which is the relending of amounts owed by us to Mengnu that accrued, whether due and owing or not, under the DIP Agreement, which was $2,762,000 as of February 22, 2011, less $62,000 which was repaid by us to Mengnu on the Effective Date.

We reached a settlement agreement with the plaintiff in the putative class and FLSA collective action case filed on July 16, 2009 (the “Combs Case”), pursuant to which we agreed to pay the plaintiff $50,000 and further agreed that the plaintiff would have an allowed general unsecured claim of $450,000 in the bankruptcy case.  The settlement agreement was preliminarily approved by the Bankruptcy Court on January 28, 2011.  As of the date hereof, we have paid the $50,000 to the plaintiff.  On May 27, 2011, the Bankruptcy Court granted final approval of the settlement agreement.  The payments and other consideration to be received by plaintiff in settlement of its allowed general unsecured claim will be made pro rata in proportion to and in the form of the payments and other consideration received by other general unsecured creditors in the Plan.

We were a party to a letter agreement with Mengnu pursuant to which Mengnu agreed to provide us with $10,000,000 of debt financing.  On April 13, 2009, we amended and restated the terms of the letter agreement to provide that, effective August 1, 2009, we had up to 150 days to pay for the goods without interest or penalty. On December 10, 2009, Mengnu further amended the terms of the letter agreement extending the terms from 150 days to 180 days. Under the agreement, any amounts due that were not paid within the additional 30 day grace period, would be charged interest at a per annum rate of 2% until payment is made.  Prior to the filing of our voluntary petition for bankruptcy, the amended and restated letter agreement was scheduled to terminate on September 30, 2010.  After review of the terms, and as of July 18, 2010, the petition date, Mengnu continued to supply us goods under the terms of the amended and restated letter agreement. As of May 28, 2011 and August 28, 2010, we owed Mengnu approximately $2,673,000 (included in accounts payable, trade) and $17,366,000 (included in liabilities subject to compromise), respectively. Subsequent to filing a petition under Chapter 11, we were required to prepay certain vendors, including Mengnu. Currently, we have 90-day terms with Mengnu.

The credit card companies have, for the past several years, paid us shortly after credit card purchases by our customers. However, in light of economic and credit conditions they changed their payment policies.  As of February 26, 2011 and August 28, 2010, the credit card processors held back approximately $451,000 and $3,480,000, respectively.  On January 13, 2010, we entered into a Merchant Agreement and Application (the “Merchant Agreement”) with Renaissance Associates and Merrick Bank Corporation (collectively, the “Bank”), pursuant to which the Bank provides us with certain credit card processing services.  As a result of the Reorganization, the parties to the Merchant Agreement agreed to an amendment on January 13, 2011 that, among other things, requires us to provide the Bank with certain financial information on a weekly and monthly basis and permits the Bank to require us to fund a non-interest bearing chargeback account that the Bank may draw upon for funds that it is owed. As of May 28, 2011, the Bank is not holding any funds in the chargeback account.

On February 24, 2011, we entered into a retailer program agreement with GE Money Bank (“GE”) to run our private label credit card program. The program will allow qualified customers to finance the purchase of goods and services provided by us.  The financed sales and sold financed receivables are on a non-recourse basis and we do not retain any interests in or service the sold receivables.  The selling price of the receivables is dependent upon the payment terms with the customer and results in either a payment to or receipt from GE of a percentage of the receivable as a fee.  In connection with the agreement, we provided GE with $500,000 of cash collateral.

Index

We closed twenty stores, opened three stores and relocated one store during the thirty-nine weeks ended May 28, 2011. We spent $65,000 and $179,000 for capital expenditures of continuing operations during the thirteen and thirty-nine week periods ended May 28, 2011, respectively, and we anticipate capital expenditures approximating $122,000 during the remainder of fiscal 2011 to open a new store and support existing facilities.

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

Item 4.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the PEO and PFO have concluded that, as of May 28, 2011, our disclosure controls and procedures were effective in ensuring that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the PEO and PFO, or persons performing similar functions as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our fiscal quarter ended May 28, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II

OTHER INFORMATION

Item 1.                      Legal Proceedings.

We reached a settlement agreement with the plaintiff in the Combs Case, pursuant to which we agreed to pay the plaintiff $50,000 and further agreed that the plaintiff would have an allowed general unsecured claim of $450,000 in the bankruptcy case.  The settlement agreement was preliminarily approved by the Bankruptcy Court on January 28, 2011.  As of the date hereof, we have paid $50,000 to the plaintiff. On May 27, 2011, the Bankruptcy Court granted final approval of the settlement agreement.  The payments and other consideration to be received by plaintiff in settlement of its allowed general unsecured claim will be made pro rata in proportion to and in the form of the payments and other consideration received by other general unsecured creditors in the Plan.

Item 1A.                  Risk Factors.

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 28, 2011 and our Quarterly Report on Form 10-Q for the quarter ended February 26, 2011.

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

JENNIFER CONVERTIBLES, INC.

July 12, 2011	By:	/s/ Gebing Zou
Gebing Zou, Chief Executive Officer (Principal Executive Officer)

July 12, 2011	By:	s/ Joseph Schillero
Joseph Schillero, Chief Financial Officer (Principal Accounting and Financial Officer)

Index

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*  Filed herewith.